Form 10-Q
period 2017-06-30
BYLINE BANCORP, INC.
filed 2017-08-14
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-38139

Byline Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3012593
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

180 North LaSalle Street, Suite 300

Chicago, Illinois 60601

(Address of Principal Executive Offices)

(773) 244-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value, 29,305,400 shares outstanding as of August 14, 2017

BYLINE BANCORP, INC.

FORM 10-Q

JUNE 30, 2017

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at June 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2017 and 2016 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	7
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	81
Item 4.	Controls and Procedures	83

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	83
Item 1A.	Risk Factors	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	84

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$17,740	$17,735
Interest bearing deposits with other banks	62,081	28,798
Cash and cash equivalents	79,821	46,533
Securities available-for-sale, at fair value	591,933	608,560
Securities held-to-maturity, at amortized cost (fair value June 30, 2017—$127,752, December 31, 2016—$138,082)	127,397	138,846
Restricted stock, at cost	11,978	14,993
Loans held for sale	6,835	23,976
Loans and leases:
Loans and leases	2,149,390	2,148,011
Allowance for loan and lease losses	(13,969)	(10,923)
Net loans and leases	2,135,421	2,137,088
Servicing assets, at fair value	21,424	21,091
Accrued interest receivable	6,961	6,866
Premises and equipment, net	98,891	102,074
Assets held for sale	13,666	14,748
Other real estate owned, net	12,684	16,570
Goodwill	51,975	51,975
Other intangible assets, net	18,290	19,826
Bank-owned life insurance	5,643	6,557
Deferred tax assets, net	58,784	67,760
Due from broker	82,699	—
Due from counterparty	19,257	—
Other assets	16,463	18,367
Total assets	$3,360,122	$3,295,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$781,636	$724,457
Interest bearing deposits:
NOW, savings accounts, and money market accounts	980,875	989,421
Time deposits	778,087	776,516
Total deposits	2,540,598	2,490,394
Accrued interest payable	1,562	2,427
Line of credit	16,150	20,650
Federal Home Loan Bank advances	219,611	313,715
Securities sold under agreements to repurchase	32,429	17,249
Junior subordinated debentures issued to capital trusts, net	27,309	26,926
Accrued expenses and other liabilities	74,732	41,811
Total liabilities	2,912,391	2,913,172
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	25,441
Common stock, voting $0.01 par value at June 30, 2017 and no par value at December 31, 2016; 150,000,000 shares authorized at June 30, 2017 and December 31, 2016; 29,246,900 shares issued and outstanding at June 30, 2017 and 24,616,706 issued and outstanding at December 31, 2016	292	—
Additional paid-in capital	390,660	313,552
Retained earnings	52,753	50,933
Accumulated other comprehensive loss, net of tax	(6,412)	(7,268)
Total stockholders’ equity	447,731	382,658
Total liabilities and stockholders’ equity	$3,360,122	$3,295,830

See accompanying Notes to Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	June 30,		June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$29,181	$18,254	$57,577	$37,253
Interest on taxable securities	3,703	3,545	7,493	7,180
Interest on tax-exempt securities	151	178	284	357
Other interest and dividend income	280	78	449	142
Total interest and dividend income	33,315	22,055	65,803	44,932
INTEREST EXPENSE
Deposits	1,923	1,065	3,406	2,218
Federal Home Loan Bank advances	772	93	1,432	171
Subordinated debentures and other borrowings	809	516	1,616	1,042
Total interest expense	3,504	1,674	6,454	3,431
Net interest income	29,811	20,381	59,349	41,501
PROVISION FOR LOAN AND LEASE LOSSES	3,515	1,152	5,406	3,665
Net interest income after provision for loan and lease losses	26,296	19,229	53,943	37,836
NON-INTEREST INCOME
Fees and service charges on deposits	1,348	1,373	2,567	2,762
Servicing fees	1,076	—	1,995	—
ATM and interchange fees	1,499	1,514	2,847	2,922
Net gains on sales of securities available-for-sale	—	1,506	8	2,429
Net gains on sales of loans	8,445	21	16,527	21
Fees on mortgage loan sales, net	—	35	2	55
Other non-interest income	825	1,749	1,555	2,297
Total non-interest income	13,193	6,198	25,501	10,486
NON-INTEREST EXPENSE
Salaries and employee benefits	17,226	11,000	33,828	22,940
Occupancy expense, net	3,485	3,759	7,224	7,561
Equipment expense	616	468	1,179	1,003
Loan and lease related expenses	801	186	1,678	647
Legal, audit and other professional fees	1,090	1,727	2,761	2,720
Data processing	2,447	1,950	4,856	3,770
Net (gain) loss recognized on other real estate owned and other related expenses	141	195	(429)	1,094
Regulatory assessments	384	578	568	1,428
Other intangible assets amortization expense	769	748	1,538	1,495
Advertising and promotions	318	63	607	298
Telecommunications	396	456	814	914
Other non-interest expense	1,576	1,687	3,476	3,434
Total non-interest expense	29,249	22,817	58,100	47,304
INCOME BEFORE PROVISION FOR INCOME TAXES	10,240	2,610	21,344	1,018
PROVISION (BENEFIT) FOR INCOME TAXES	4,094	9	8,638	(231)
NET INCOME	6,146	2,601	12,706	1,249
Dividends on preferred shares	10,697	—	10,886	—
INCOME (LOSS) AVAILABLE (ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$(4,551)	$2,601	$1,820	$1,249
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.18)	$0.13	$0.07	$0.07
Diluted	$(0.18)	$0.13	$0.07	$0.07
Weighted average common shares outstanding for basic earnings (loss) per common share	24,667,587	19,487,778	24,642,287	18,505,002
Diluted weighted average common shares outstanding for diluted earnings (loss) per common share	24,667,587	19,741,850	25,106,887	18,759,074

See accompanying Notes to Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2017	2016	2017	2016
Net income	$6,146	$2,601	$12,706	$1,249
Securities available-for-sale
Unrealized holding gains arising during the period	2,427	3,606	3,447	13,418
Reclassification adjustments for net gains included in net income	—	(1,506)	(8)	(2,429)
Tax effect	(1,264)	—	(1,890)	—
Net of tax	1,163	2,100	1,549	10,989
Cash flow hedges
Unrealized holding losses arising during the period	(1,343)	(191)	(1,425)	(191)
Reclassification adjustments for losses included in net income	214	—	267	—
Tax effect	454	—	465	—
Net of tax	(675)	(191)	(693)	(191)
Total other comprehensive income	488	1,909	856	10,798
Comprehensive income	$6,634	$4,510	$13,562	$12,047

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$—	$(5,707)	$(5,707)
Other comprehensive gain (loss), net of tax	(191)	10,989	10,798
Balance, June 30, 2016	$(191)	$5,282	$5,091

Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive gain (loss), net of tax	(693)	1,549	856
Balance, June 30, 2017	$1,540	$(7,952)	$(6,412)

See accompanying Notes to Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017 and 2016

(Amounts in thousands, except share data) (Unaudited)

					Additional	Retained Earnings	Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2016	15,003	$15,003	17,332,775	$—	$194,774	$(15,796)	$(5,707)	$188,274
Net income	—	—	—	—	—	1,249	—	1,249
Other comprehensive income, net of tax	—	—	—	—	—	—	10,798	10,798
Issuance of common stock, net of issuance cost	—	—	2,155,003	—	35,018	—	—	35,018
Share-based compensation expense	—	—	—	—	361	—	—	361
Balance, June 30, 2016	15,003	$15,003	19,487,778	$—	$230,153	$(14,547)	$5,091	$235,700
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	12,706	—	12,706
Other comprehensive income, net of tax	—	—	—	—	—	—	856	856
Issuance of common stock in connection with merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance cost	—	—	4,630,194	46	76,783	—	—	76,829
Cash dividends declared on preferred stock	—	—	—	—	—	(10,886)	—	(10,886)
Share-based compensation expense	—	—	—	—	571	—	—	571
Balance, June 30, 2017	10,438	$10,438	29,246,900	$292	$390,660	$52,753	$(6,412)	$447,731

See accompanying Notes to Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,706	$1,249
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	5,406	3,665
Impairment loss on assets held for sale	—	408
Depreciation and amortization of premises and equipment	2,608	2,638
Net amortization of securities	2,361	3,998
Net gains on sales of securities available-for-sale	(8)	(2,429)
Net gains on sales of assets held for sale	(162)	(733)
Net gains on sales of loans	(16,527)	(21)
Originations of mortgage loans held for sale	—	(2,348)
Proceeds from mortgage loans sold	151	2,016
Originations of government guaranteed loans	(134,333)	—
Proceeds from government guaranteed loans sold	150,688	—
Accretion of premiums and discounts on acquired loans, net	(16,634)	(17,198)
Net change in servicing assets	(333)	—
Net valuation adjustments on other real estate owned	320	606
Net gains on sales of other real estate owned	(1,464)	(439)
Amortization of intangible assets	1,538	1,495
Amortization of time deposit premium	(680)	(46)
Amortization of Federal Home Loan Bank advances premium	(52)	—
Accretion of junior subordinated debentures discount	383	442
Share-based compensation expense	571	361
Deferred tax provision	7,547	—
Increase in cash surrender value of bank owned life insurance	(172)	(155)
Gain on death benefit of bank owned life insurance	(313)	—
Changes in assets and liabilities:
Accrued interest receivable	(127)	(544)
Other assets	996	(942)
Accrued interest payable	(865)	(531)
Accrued expenses and other liabilities	755	6,392
Net cash provided by (used in) operating activities	14,360	(2,116)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(17,499)	(333,035)
Proceeds from maturities and calls of securities available-for-sale	1,182	29,215
Proceeds from paydowns of securities available-for-sale	34,562	54,782
Proceeds from sales of securities available-for-sale	8	399,356
Purchases of securities held-to-maturity	—	(53,784)
Proceeds from paydowns of securities held-to-maturity	10,112	13,526
Purchases of Federal Home Loan Bank stock	(5,760)	(2,742)
Federal Home Loan Bank stock repurchases	8,775	1,000
Proceeds from other loans sold	9,984	—
Net change in loans and leases	498	(248,992)
Purchases of premises and equipment	(1,435)	(3,213)
Proceeds from sales of premises and equipment	—	88
Proceeds from sales of assets held for sale	2,752	1,194
Proceeds from sales of other real estate owned	7,520	9,399
Net cash provided by (used in) investing activities	50,699	(133,206)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2017 and 2016

(Amounts in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$50,884	$(35,223)
Proceeds from Federal Home Loan Bank advances	1,290,000	3,875,000
Repayments of Federal Home Loan Bank advances	(1,384,000)	(3,723,000)
Repayments of line of credit	(4,500)	—
Net increase (decrease) in other borrowings	15,180	(1,123)
Dividends paid on preferred stock	(385)	—
Proceeds from issuance of common stock	—	35,018
Proceeds from issuance of preferred stock	1,050	—
Net cash provided by (used in) financing activities	(31,771)	150,672
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,288	15,350
CASH AND CASH EQUIVALENTS, beginning of period	46,533	44,884
CASH AND CASH EQUIVALENTS, end of period	$79,821	$60,234
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,720	$3,544
Cash payments (refunds) during the period for taxes	$1,100	$(250)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$1,549	$10,989
Change in fair value of cash flow hedges, net of tax	$(693)	$(191)
Delayed payments of mortgage-backed securities	$834	$—
Transfers of loans to loans held for sale	$10,061	$1,477
Transfers of loans to other real estate owned	$2,490	$2,442
Internally financed sale of other real estate owned	$—	$697
Transfers of land and premises to assets held for sale	$1,508	$9,818
Transfers of premises and equipment to other assets	$502	$—
Due from carrier for payment of life insurance death benefit	$1,399	$—
Due from counterparty	$17,114	$—
Due from broker for issuance of common stock, net of underwriters' discount	$82,699	$—
Due to preferred stockholders for repurchase of Series A preferred stock	$(25,504)	$—
Change in due to broker	$81	$—

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 1—Basis of Presentation

These unaudited interim condensed consolidated financial statements include the accounts of Byline Bancorp, Inc., a Delaware corporation (the “Company,” “we,” “us,” “our”), a bank holding company whose principal activity is the ownership and management of its Illinois state chartered subsidiary bank, Byline Bank (the “Bank”), based in Chicago, Illinois.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2017 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2—Recently Issued Accounting Pronouncements

The following reflect recent accounting pronouncements that have been adopted or are pending adoption by the Company. As the Company qualifies as an emerging growth company and has elected the extended transition period for complying with new or revised accounting pronouncements, it is not subject to new or revised accounting standards applicable to public companies during the extended transition period. The accounting pronouncements pending adoption below reflect effective dates for the Company as an emerging growth company with the extended transition period.

Revenue from Contracts with Customers In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, deferred by ASU No. 2015-14 and clarifying standards, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU No. 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently evaluating which, if any, of its sources of non-interest income will be impacted by this ASU. The Company expects to adopt this new guidance on January 1, 2019, with a cumulative effect adjustment to opening retained earnings, if such

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

adjustment is deemed to be significant. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: (1) identifying performance obligations and (2) licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606, Revenues from Contracts with Customers. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, amending ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only several narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Leases (Topic 842) In February 2016, FASB issued ASU No. 2016-02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee.

Derivatives and Hedging (Topic 815) In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. To determine how to account for debt instruments with embedded features, including contingent put and call options, an entity is required to assess whether the embedded derivatives must be bifurcated from the host contract and accounted for separately. Part of this assessment consists of evaluating whether the embedded derivative features are clearly and closely related to the debt host. Under existing guidance, for contingently exercisable options to be considered clearly and closely related to a debt host, they must be indexed only to interest rates or credit risk. ASU 2016-06 addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that  option to qualify as clearly and closely related. Diversity in practice has developed because the existing four-step decision sequence in ASC 815 focuses only on whether the payoff was indexed to something other than an interest rate or credit risk. As a result, entities have been uncertain whether they should (1) determine whether the embedded features are clearly and closely related to the debt host solely on the basis of the four-step decision sequence or (2) first apply the four-step decision sequence and then also evaluate whether the event triggering the exercisability of the contingent put or call option is indexed only to an interest rate or credit risk. This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815 as amended by this ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

Compensation—Stock Compensation (Topic 718) In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. FASB issued this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments in this ASU relate to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively.

An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Financial Instruments—Credit Losses (Topic 326) In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods  within those fiscal years. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2021. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

Statement of Cash Flows (Topic 230) In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is currently evaluating the provisions of ASU No. 2016-15 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230), Restricted Cash. The ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes (Topic 740) In October 2016, the FASB issued ASU No. 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for income tax consequences of

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party; this update clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.

Consolidation (Topic 810) In October 2016, the FASB issued ASU No. 2016-17, Consolidation, Interests Held through Related Parties That Are under Common Control. The ASU was issued to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this new authoritative guidance on January 1, 2017 and it did not have an impact on the Company’s Consolidated Financial Statements.

Business Combinations (Topic 805) In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The guidance clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect a material impact of this ASU on the Company’s Consolidated Financial Statements.

Intangibles—Goodwill and Other (Topic 350) In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill impairment test by eliminating step two from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is early adopting these amendments in 2017 and does not expect a material impact on the Company’s Consolidated Financial Statements.

Other Income (Subtopic 610-20) In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets.  This ASU will clarify the scope of Subtopic 610-20 and add guidance for partial sales of nonfinancial assets.   The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach.  The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The Company is currently evaluating the provisions of ASU No. 2017-05 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Nonrefundable Fees and Other Costs (Subtopic 310-20) In March 2017, FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium at the earliest call date. Under current GAAP, the Company amortizes the premium as an adjustment of yield over the contractual life of the instrument. As a result, upon exercise of a call on a callable debt security held at a premium, the unamortized premium is charged to earnings. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Note 3—Acquisition of a Business

On October 14, 2016, the Company acquired stock of Ridgestone Financial Services, Inc. (“Ridgestone”) and its subsidiaries under the terms of a definitive merger agreement (“Agreement”) dated June 9, 2016. Ridgestone operated two wholly-owned subsidiaries, Ridgestone Bank and RidgeStone Capital Trust I, and specialized in government guaranteed lending as a participant in the SBA and USDA lending programs. Ridgestone provided financial services through its two full-service banking offices in Brookfield, Wisconsin and Schaumburg, Illinois. In addition, Ridgestone had loan production offices located in Wisconsin (Green Bay and Wausau), Indiana (Indianapolis) and California (Newport Beach).

Under the terms of the Agreement, each Ridgestone common share was converted into the right to receive, at the election of the stockholder (subject to proration as outlined in the Agreement), either cash or Company common stock, or the combination of both. Total consideration included aggregate cash in the amount of $36.8 million and the issuance of 4,199,791 shares of the Company’s common stock valued at $16.25 per common share. The transaction resulted in goodwill of $26.3 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Acquisition advisory expenses related to the Ridgestone acquisition of $440,000 are reflected in non-interest expense on the Consolidated Statements of Operations for the six months ended June 30, 2016. Stock issuance costs were not material. There were no contingent assets or liabilities arising from the acquisition.

The acquisition of Ridgestone was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. Fair values are preliminary estimates due to deferred tax assets and deferred tax liabilities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the estimates of fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$25,480
Securities available-for-sale	27,662
Restricted stock	931
Loans held for sale	15,363
Loans	351,820
Servicing assets	20,295
Premises and equipment	2,011
Other real estate owned	1,525
Other intangible assets	486
Bank-owned life insurance	2,352
Other assets	8,228
Total assets acquired	456,153
Liabilities
Deposits	361,370
Federal Home Loan Bank advances	9,773
Junior subordinated debentures	1,339
Accrued expenses and other liabilities	4,958
Total liabilities assumed	377,440
Net assets acquired	$78,713
Consideration paid
Common stock (4,199,791 shares issued at $16.25 per share)	68,247
Cash paid	36,753
Total consideration paid	105,000
Goodwill	$26,287

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$312,166
Gross contractual amounts receivable	450,292
Estimate of contractual cash flows not expected to be collected(1)	19,661
Estimate of contractual cash flows expected to be collected	430,631

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the pro forma information for the results of operations for the three and six months ended June 30, 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of Ridgestone into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total revenues (net interest income and non-interest income)	$44,582	$85,941
Net income	$7,016	$10,787
Earnings per share—basic	$0.30	$0.48
Earnings per share—diluted	$0.29	$0.47

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Ridgestone for period from January 1, 2017 through June 30, 2017. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Ridgestone was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,996	$—	$(72)	$14,924
U.S. Government agencies	60,214	1	(1,026)	59,189
Obligations of states, municipalities, and political subdivisions	24,984	139	(193)	24,930
Residential mortgage-backed securities
Agency	345,363	26	(6,865)	338,524
Non-agency	18,982	—	(81)	18,901
Commercial mortgage-backed securities
Agency	75,337	47	(1,415)	73,969
Non-agency	31,913	—	(661)	31,252
Corporate securities	25,114	504	(49)	25,569
Other securities	3,625	1,111	(61)	4,675
Total	$600,528	$1,828	$(10,423)	$591,933

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,781	$297	$(51)	$25,027
Residential mortgage-backed securities
Agency	59,814	213	(171)	$59,856
Non-agency	42,802	161	(94)	$42,869
Total	$127,397	$671	$(316)	$127,752

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,995	$4	$(79)	$14,920
U.S. Government agencies	60,180	—	(1,323)	58,857
Obligations of states, municipalities, and political subdivisions	16,271	60	(272)	16,059
Residential mortgage-backed securities
Agency	376,800	—	(8,640)	368,160
Non-agency	20,107	—	(174)	19,933
Commercial mortgage-backed securities
Agency	78,954	—	(1,551)	77,403
Non-agency	32,061	—	(1,009)	31,052
Corporate securities	17,065	350	(86)	17,329
Other securities	4,161	742	(56)	4,847
Total	$620,594	$1,156	$(13,190)	$608,560

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,878	$105	$(229)	$24,754
Residential mortgage-backed securities
Agency	67,692	35	(283)	67,444
Non-agency	46,276	50	(442)	45,884
Total	$138,846	$190	$(954)	$138,082

The Company did not classify securities as trading during 2016 or during the six months ending June 30, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$14,924	$(72)	$—	$—	$14,924	$(72)
U.S. Government agencies	9	58,189	(1,026)	—	—	58,189	(1,026)
Obligations of states, municipalities and political subdivisions	18	11,522	(182)	118	(11)	11,640	(193)
Residential mortgage-backed securities
Agency	40	326,934	(6,731)	2,830	(134)	329,764	(6,865)
Non-agency	2	18,901	(81)	—	—	18,901	(81)
Commercial mortgage-backed securities
Agency	7	56,534	(1,378)	5,481	(37)	62,015	(1,415)
Non-agency	5	31,252	(661)	—	—	31,252	(661)
Corporate securities	4	7,013	(49)	—	—	7,013	(49)
Other securities	3	527	(5)	1,938	(56)	2,465	(61)
Total	93	$525,796	$(10,185)	$10,367	$(238)	$536,163	$(10,423)

		Less than 12 Months		12 Months or Longer		Total
June 30, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	10	$6,837	$(51)	$—	$—	$6,837	$(51)
Residential mortgage-backed securities
Agency	10	25,322	(171)	—	—	25,322	(171)
Non-agency	3	16,115	(94)	—	—	16,115	(94)
Total	23	$48,274	$(316)	$—	$—	$48,274	$(316)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	3	$9,918	$(79)	$—	$—	$9,918	$(79)
U.S. Government agencies	10	58,857	(1,323)	—	—	58,857	(1,323)
Obligations of states, municipalities and political subdivisions	14	7,799	(259)	115	(13)	7,914	(272)
Residential mortgage-backed securities
Agency	41	364,713	(8,483)	3,447	(157)	368,160	(8,640)
Non-agency	2	19,933	(174)	—	—	19,933	(174)
Commercial mortgage-backed securities
Agency	8	70,762	(1,488)	6,641	(63)	77,403	(1,551)
Non-agency	5	31,052	(1,009)	—	—	31,052	(1,009)
Corporate securities	4	5,097	(78)	2,522	(8)	7,619	(86)
Other securities	1	—	—	1,994	(56)	1,994	(56)
Total	88	$568,131	$(12,893)	$14,719	$(297)	$582,850	$(13,190)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	22	$16,235	$(229)	$—	$—	$16,235	$(229)
Residential mortgage-backed securities
Agency	15	52,156	(283)	—	—	52,156	(283)
Non-agency	5	29,245	(442)	—	—	29,245	(442)
Total	42	$97,636	$(954)	$—	$—	$97,636	$(954)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2017, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 116 investment securities with unrealized losses at June 30, 2017, of which only two had a continuous unrealized loss position for 12 consecutive months or longer that is greater than 5% of amortized cost. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities were available-for-sale and the associated gains and losses for the three and six months ended June 30, 2017 and 2016 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds	$—	$259,355	$8	$399,356
Gross gains	—	1,506	8	2,429
Gross losses	—	—	—	—

The amount of net gains reclassified from accumulated other comprehensive loss into earnings for the six months ended June 30, 2017 and 2016 were $8,000 and $2.4 million, respectively. There were no gains or losses reclassified from accumulated other comprehensive income into earnings for the three months ended June 30, 2017 and $1.5 million for the three months ended June 30, 2016.

Securities pledged at June 30, 2017 and December 31, 2016 had carrying amounts of $146.1 million and $178.6 million, respectively. At June 30, 2017 and December 31, 2016, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $101.8 million and $93.2 million, respectively and for customer repurchase agreements of $37.7 million and $19.9 million, respectively. There were no securities pledged for advances from the Federal Home Loan Bank at June 30, 2017. At December 31, 2016 the carrying amount of securities pledged for advances from the Federal Home Loan Bank were $58.7 million. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2017, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$5,409	$5,403
Due from one to five years	69,574	69,358
Due from five to ten years	41,913	41,501
Due after ten years	9,113	8,877
Mortgage-backed securities	471,595	462,646
Other securities with no defined maturity	2,924	4,148
Total	$600,528	$591,933
Held-to-maturity
Due from one to five years	$526	$529
Due from five to ten years	14,410	14,491
Due after ten years	9,845	10,007
Mortgage-backed securities	102,616	102,725
Total	$127,397	$127,752

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2017	2016
Commercial real estate	$829,845	$796,950
Residential real estate	584,589	610,699
Construction, land development, and other land	92,947	141,122
Commercial and industrial	469,528	439,476
Installment and other	3,476	2,917
Lease financing receivables	167,761	155,999
Total loans and leases	2,148,146	2,147,163
Net unamortized deferred fees and costs	(2,156)	(2,119)
Initial direct costs	3,400	2,967
Allowance for loan and lease losses	(13,969)	(10,923)
Net loans and leases	$2,135,421	$2,137,088

	June 30,	December 31,
	2017	2016
Lease financing receivables
Net minimum lease payments	$181,678	$168,345
Unguaranteed residual values	1,641	1,787
Unearned income	(15,558)	(14,133)
Total lease financing receivables	167,761	155,999
Initial direct costs	3,400	2,967
Lease financial receivables before allowance for lease losses	$171,161	$158,966

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2017 and December 31, 2016, total loans and leases included U.S. Government guaranteed loans of $475.8 million and $332.9 million, respectively. At June 30, 2017 and December 31, 2016, installment and other loans included overdraft deposits of $735,000 and $1.0 million, respectively, which were reclassified as loans. At June 30, 2017 and December 31, 2016, loans and loans held for sale pledged as security for borrowings were $526.0 million and $507.2 million, respectively. Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases.

The minimum annual lease payments for lease financing receivables as of June 30, 2017 are summarized as follows:

Minimum Lease Payments
2017	$32,206
2018	58,609
2019	44,203
2020	28,931
2021	14,475
Thereafter	3,254
Total	$181,678

Originated loans and leases represent originations following a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2017 and December 31, 2016:

June 30, 2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$407,173	$188,161	$233,855	$829,189
Residential real estate	384,545	162,349	37,822	584,716
Construction, land development, and other land	83,618	5,830	3,187	92,635
Commercial and industrial	348,341	12,400	107,433	468,174
Installment and other	2,595	555	365	3,515
Lease financing receivables	129,005	—	42,156	171,161
Total loans and leases	$1,355,277	$369,295	$424,818	$2,149,390

December 31, 2016	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$338,752	$207,303	$250,289	$796,344
Residential real estate	394,168	175,717	40,853	610,738
Construction, land development, and other land	119,357	6,979	14,430	140,766
Commercial and industrial	309,097	13,464	115,677	438,238
Installment and other	2,021	574	364	2,959
Lease financing receivables	118,493	—	40,473	158,966
Total loans and leases	$1,281,888	$404,037	$462,086	$2,148,011

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.3 million and $1.6 million, at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017		December 31, 2016
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$259,092	$188,161	$278,893	$207,303
Residential real estate	225,405	162,349	236,384	175,717
Construction, land development, and other land	13,836	5,830	15,292	6,979
Commercial and industrial	21,343	12,400	23,164	13,464
Installment and other	1,879	555	1,976	574
Total acquired impaired loans	$521,555	$369,295	$555,709	$404,037

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$34,744	$40,720	$36,868	$43,915
Accretion to interest income	(8,816)	(6,465)	(16,603)	(14,212)
Reclassification from nonaccretable difference	11,691	1,408	17,354	5,960
Ending balance	$37,619	$35,663	$37,619	$35,663

Acquired non-impaired loans and leases—The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$242,272	$233,855	$259,055	$250,289
Residential real estate	38,234	37,822	41,282	40,853
Construction, land development, and other land	3,253	3,187	14,619	14,430
Commercial and industrial	117,463	107,433	125,806	115,677
Installment and other	353	365	402	364
Lease financing receivables	42,732	42,156	40,205	40,473
Total acquired non-impaired loans and leases	$444,307	$424,818	$481,369	$462,086

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Loans and leases considered for inclusion in the allowance for loan and lease losses include acquired non-impaired loans and leases, those acquired impaired loans with credit deterioration after acquisition or recapitalization, and originated loans and leases. Although all acquired loans and leases are included in the following table, only those with credit deterioration subsequent to acquisition date are actually included in the allowance for loan and lease losses.

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2017 and 2016 are as follows:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Provisions	1,674	(453)	(90)	1,637	13	734	3,515
Charge-offs	(53)	(129)	—	(784)	—	(767)	(1,733)
Recoveries	—	—	—	—	—	370	370
Ending balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969

Six months ended
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions	2,014	(452)	(415)	2,492	10	1,757	5,406
Charge-offs	(291)	(196)	—	(999)	—	(1,537)	(3,023)
Recoveries	—	—	—	—	—	663	663
Ending balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending balance:
Individually evaluated for impairment	$396	$275	$—	$1,638	$326	$—	$2,635
Collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans acquired with deteriorated credit quality	1,722	341	25	1,153	13	—	3,254
Total allowance for loan and lease losses	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969

June 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$8,675	$1,271	$565	$3,081	$327	$—	$13,919
Collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Loans acquired with deteriorated credit quality	188,161	162,349	5,830	12,400	555	—	369,295
Total loans and leases	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$2,391	$2,950	$322	$1,349	$362	$529	$7,903
Provisions	1,759	(1,523)	167	195	6	548	1,152
Charge-offs	(2,031)	(124)	—	(72)	(1)	(581)	(2,809)
Recoveries	—	—	—	—	—	244	244
Ending balance	$2,119	$1,303	$489	$1,472	$367	$740	$6,490

Six months ended
Beginning balance	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provisions	3,023	(1,021)	257	144	11	1,251	3,665
Charge-offs	(3,184)	(657)	—	(75)	(1)	(1,263)	(5,180)
Recoveries	—	—	—	—	—	373	373
Ending balance	$2,119	$1,303	$489	$1,472	$367	$740	$6,490
Ending balance:
Individually evaluated for impairment	$1,309	$352	$137	$157	$329	$—	$2,284
Collectively evaluated for impairment	503	393	304	665	3	740	2,608
Loans acquired with deteriorated credit quality	307	558	48	650	35	—	1,598
Total allowance for loan and lease losses	$2,119	$1,303	$489	$1,472	$367	$740	$6,490

June 30, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$7,434	$3,277	$208	$157	$329	$—	$11,405
Collectively evaluated for impairment	333,580	431,915	68,858	215,155	631	139,297	1,189,436
Loans acquired with deteriorated credit quality	193,211	193,788	8,153	6,945	681	—	402,778
Total loans and leases	$534,225	$628,980	$77,219	$222,257	$1,641	$139,297	$1,603,619

The Company increased the allowance for loan and lease losses by $2.2 million and $3.0 million for the three and six months ended June 30, 2017, respectively. The Company decreased the allowance for loan and lease losses by $1.4 million and $1.1 million for the three and six months ended June 30, 2016, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $1.5 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The Company decreased the allowance for loan and lease losses for acquired impaired loans by $1.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of June 30, 2017 and December 31, 2016, which excludes acquired impaired loans:

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$4,672	$5,183	$—
Residential real estate	800	1,780	—
Construction, land development and other land	565	565	—
With an allowance recorded
Commercial real estate	4,003	4,003	396
Residential real estate	471	468	275
Commercial and industrial	3,081	3,351	1,638
Installment and other	327	310	326
Total impaired loans	$13,919	$15,660	$2,635

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$8,916	$9,502	$—
Residential real estate	804	1,999	—
Commercial and Industrial	521	524	—
With an allowance recorded
Residential real estate	496	528	293
Commercial and industrial	861	869	396
Installment and other	328	361	328
Total impaired loans	$11,926	$13,783	$1,017

The following table summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the periods ended as follows:

June 30, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$4,573	$199
Residential real estate	578	24
Construction, land development and other land	364	15
Commercial and Industrial	1,119	43
With an allowance recorded
Commercial real estate	667	—
Residential real estate	240	3
Construction, land development and other land	87	—
Commercial and industrial	2,047	263
Installment and other	159	9
Total impaired loans	$9,834	$556

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2016	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$2,283	$121
Residential real estate	1,478	56
With an allowance recorded
Commercial real estate	3,356	—
Residential real estate	379	5
Construction, land development and other land	249	—
Commercial and industrial	196	1
Installment and other	396	9
Total impaired loans	$8,337	$192

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2017 and December 31, 2016:

June 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$584,245	$408,626	$74,333	$382,294	$2,629	$169,351	$1,621,478
Watch	36,781	8,407	9,777	66,240	3	302	121,510
Special Mention	7,452	3,113	2,130	1,534	1	348	14,578
Substandard	12,550	2,221	565	5,706	327	927	22,296
Doubtful	—	—	—	—	—	233	233
Loss	—	—	—	—	—	—	—
Total	$641,028	$422,367	$86,805	$455,774	$2,960	$171,161	$1,780,095

December 31, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$536,499	$419,880	$129,732	$369,136	$2,052	$157,296	$1,614,595
Watch	38,707	10,885	2,897	52,872	4	324	105,689
Special Mention	5,377	3,116	1,158	1,258	1	512	11,422
Substandard	8,458	1,140	—	1,508	328	739	12,173
Doubtful	—	—	—	—	—	95	95
Loss	—	—	—	—	—	—	—
Total	$589,041	$435,021	$133,787	$424,774	$2,385	$158,966	$1,743,974

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2017 and December 31, 2016:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$172	$3,456	$—	$8,701	$12,329	$628,699	$641,028
Residential real estate	1,215	11	—	2,156	3,382	418,985	422,367
Construction, land development, and other land	—	—	—	565	565	86,240	86,805
Commercial and industrial	249	967	—	2,860	4,076	451,698	455,774
Installment and other	—	—	—	327	327	2,633	2,960
Lease financing receivables	1,256	183	—	687	2,126	169,035	171,161
Total	$2,892	$4,617	$—	$15,296	$22,805	$1,757,290	$1,780,095

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$2,944	$648	$—	$3,935	$7,527	$581,514	$589,041
Residential real estate	243	—	—	1,118	1,361	433,660	435,021
Construction, land development, and other land	1,363	—	—	—	1,363	132,424	133,787
Commercial and industrial	6,066	374	—	958	7,398	417,376	424,774
Installment and other	—	—	—	328	328	2,057	2,385
Lease financing receivables	2,070	390	—	445	2,905	156,061	158,966
Total	$12,686	$1,412	$—	$6,784	$20,882	$1,723,092	$1,743,974

At June 30, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings of $1.5 million and $1.2 million, respectively. The restructurings were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The Company has not allocated any specific allowance for these loans at June 30, 2017 and December 31, 2016. In addition, there were no commitments outstanding on troubled debt restructurings.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2017 and year ended December 31, 2016 did not result in any charge-offs or permanent reductions of the recorded investments in the loans. There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2017. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the year ended December 31, 2016 had a recorded investment of $477,000. No troubled debt restructurings subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2017.

At June 30, 2017 and December 31, 2016, the reserve for unfunded commitments was $733,000 and $760,000, respectively. During the six months ended June 30, 2017 and 2016, the provisions for unfunded commitments were $(27,000) and $70,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

As part of the Ridgestone acquisition, the Company acquired loan servicing assets. The Company did not hold any servicing assets until the acquisition on October 14, 2016.

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of June 30, 2017 and December 31, 2016:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	June 30,	December 31,
	2017	2016
Loan portfolios serviced for:
SBA	$971,316	$911,803
USDA	88,654	106,125
Total	$1,059,970	$1,017,928

Activity for servicing assets and the related changes in fair value for the six months ended June 30, 2017 is as follows:

June 30,
2017
Beginning balance	$21,091
Additions, net	2,948
Changes in fair value	(2,615)
Ending balance	$21,424

Loan servicing income totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2017, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the condition existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 16—Fair Value Measurement for further details.

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the six months ended June 30, 2017 and 2016.

	June 30,
	2017	2016
Beginning balance	$16,570	$26,715
Net additions to OREO	2,490	2,442
Proceeds from the sales of OREO	(7,520)	(10,096)
Gains on sales of OREO	1,464	439
Valuation adjustments	(320)	(606)
Ending balance	$12,684	$18,894

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $3.3 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the six months ended June 30, 2017 and 2016:

	June 30,
	2017		2016
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
Beginning balance	$51,975	$19,776	$25,688	$22,275
Amortization or accretion	—	(1,529)	—	(1,485)
Ending balance	$51,975	$18,247	$25,688	$20,790
Accumulated amortization or accretion	N/A	$11,939	N/A	$8,910
Weighted average remaining amortization or accretion period	N/A	6.1 Years	N/A	7.0 Years

The Company had other intangible assets of $43,000 and $50,000 as of June 30, 2017 and December 31, 2016, respectively, related to trademark-related transactions.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at June 30, 2017:

Estimated Amortization
2017	$1,535
2018	3,060
2019	3,050
2020	3,027
2021	3,017
Thereafter	4,601
Total	$18,290

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the six months ended June 30, 2017 and 2016 were 40.5% and (22.8)%, respectively. The Company began to recognize income tax expense in the quarter ended December 31, 2016 after the reversal of $61.9 million of the Company’s previously established valuation allowance on its net deferred tax assets.

Deferred tax assets decreased $9.0 million from $67.8 million at December 31, 2016 to $58.8 million at June 30, 2017. This decrease was primarily due to a reduction in the Company’s net operation loss carryforwards being applied to the current year tax liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Non-interest bearing demand deposits	$781,636	$724,457
Interest bearing checking accounts	182,351	173,929
Money market demand accounts	353,304	369,074
Other savings	445,220	446,418
Time deposits (below $100,000)	395,385	392,854
Time deposits ($100,000 and above)	382,702	383,662
Total deposits	$2,540,598	$2,490,394

Time deposits of $100,000 or more included $5.3 million and $30.8 million of brokered deposits at June 30, 2017 and December 31, 2016, respectively. Time deposits in denominations of $250,000 or more at June 30, 2017 and December 31, 2016 were $97.2 million and $117.4 million, respectively.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of June 30, 2017 and December 31, 2016, which include acquisition accounting adjustments of $124,000 and $228,000, respectively, along with weighted average costs and scheduled maturities:

	June 30,	December 31,
	2017	2016
Federal Home Loan Bank advances	$219,611	$313,715
Weighted average cost	1.31%	0.73%

Scheduled Maturities
2017	$210,000
2018	9,611
Total	$219,611

At June 30, 2017, advances had fixed terms with interest rates ranging from 1.20% to 3.22% and maturities ranging from July 2017 to February 2018. The Bank’s advances from the FHLB are collateralized by residential real estate loans and securities. At June 30, 2017 and December 31, 2016, the Bank had additional borrowing capacity from the FHLB of $931.8 million and $647.9 million, respectively, subject to the availability of proper collateral.  The Bank’s maximum borrowing capacity is limited to 35% of total assets.

FHLB advances assumed from the Ridgestone acquisition of $1.5 million are putable quarterly and are required to be repaid upon the request of the FHLB.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedging Activities for additional information.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Securities sold under agreements to repurchase	$32,429	$17,249
Line of credit	16,150	20,650
Total	$48,579	$37,899

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, in connection with the Ridgestone acquisition, the Company entered into a $30.0 million credit agreement with The PrivateBank and Trust Company with a $300,000 commitment fee payable at such time. The line of credit has a maturity date of October 12, 2017 and bears an interest rate equal to the Prime Rate. At June 30, 2017 and December 31, 2016, the interest rate was 4.25% and 3.75%, respectively. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants set forth in the line of credit agreement.  In July 2017, the Company repaid the outstanding balance under its line of credit of $16.2 million with proceeds from its initial public offering.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Federal Reserve Bank of Chicago discount window line	$144,297	$110,600
Available federal funds lines	40,000	20,000

Note 14—Junior Subordinated Debentures

At June 30, 2017 and December 31, 2016, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2017	Aggregate Principal Amount December 31, 2016	Stated Maturity	Contractual Rate at June 30, 2017	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.06%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	5.09%	Five-year LIBOR + 3.50%
Total liability, at par	36,500	36,500
Discount	(9,191)	(9,574)
Total liability, at carrying value	$27,309	$26,926

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 2.79% (4.06% and 3.78% at June 30, 2017 and December 31, 2016, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $49,000 and $50,000 as of June 30, 2017 and December 31, 2016, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (5.09% at June 30, 2017 and December 31, 2016), which is in effect until September 30, 2018 and updated every five years.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of June 30, 2017 or December 31, 2016.

The Trusts are not consolidated with the Company. Accordingly, the Company reports the subordinated debentures held by the Trusts as liabilities. The Company owns all of the common securities of each trust. The junior subordinated debentures qualify, and are treated as, Tier 1 regulatory capital of the Company subject to regulatory limitations. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

Note 15—Commitments and Contingent Liabilities

Legal contingencies—In the ordinary course of business, the Company and Bank have various outstanding commitments and contingent liabilities that are not recognized in the accompanying consolidated financial statements. In addition, the Company may be a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is currently not expected to have a material adverse effect on the Company’s Consolidated Statements of Financial Condition.
Operating lease commitments—The Company has entered into various operating lease agreements primarily for facilities and land on which banking facilities are located. Certain lease agreements have renewal options at the end of the original lease term and certain lease agreements have escalation clauses in the rent payments.

The minimum annual rental commitments for operating leases subsequent to June 30, 2017, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2017	$1,500
2018	2,669
2019	2,315
2020	1,815
2021	1,568
Thereafter	2,799
Total	$12,666

The Company’s rental expenses for the six months ended June 30, 2017 and 2016 were $2.3 million and $1.8 million, respectively. Rental expenses for the three months ended June 30, 2017 and 2016 were $1.2 million and $891,000, respectively. For the six months ended June 30, 2017 and 2016, the Company received $360,000 and $364,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended June 30, 2017 and 2016 was $170,000 and $183,000, respectively. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. The amounts are not material.

Commitments to extend credit—The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contractual or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Bank does not anticipate any material losses as a result of the commitments and standby letters of credit.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2017 and December 31, 2016:

	June 30,		December 31,
	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$44,068	$394,622	$37,731	$332,928
Standby letters of credit	855	3,810	1,060	4,135
Total	$44,923	$398,432	$38,791	$337,063

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties).

Standby letters of credit are conditional commitments issued by the Bank to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.05% to 19.50% and maturities up to 2026. Variable rate loan commitments have interest rates ranging from 2.45% to 9.75% and maturities up to 2042.

Note 16—Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, the Company has the ability to obtain fair values for markets that are not accessible.

These types of inputs create the following fair value hierarchy:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The Company’s own data used to develop unobservable inputs may be adjusted for market considerations when reasonably available.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to assets and liabilities.

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a recurring basis:

Securities available-for-sale—The Company obtains fair value measurements from an independent pricing service. Management reviews the procedures used by the third party, including significant inputs used in the fair value calculations. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. When market quotes are not readily accessible or available, alternative approaches are utilized, such as matrix or model pricing.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2017 and 2016, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

Servicing assets—Fair value is based on a loan-by-loan basis taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. The valuation methodology utilized for the servicing assets begins with generating future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing market-based discount rate assumptions.

Derivative instruments—Interest rate swaps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. Derivative financial instruments are included in other assets and other liabilities in the Consolidated Statements of Financial Condition.

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
June 30, 2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,924	$14,924	$—	$—
U.S. Government agencies	59,189	—	59,189	—
Obligations of states, municipalities, and political subdivisions	24,930	—	24,380	550
Mortgage-backed securities; residential
Agency	338,524	—	338,524	—
Non-Agency	18,901	—	18,901	—
Mortgage-backed securities; commercial
Agency	73,969	—	73,969	—
Non-Agency	31,252	—	31,252	—
Corporate securities	25,569	—	25,569	—
Other securities	4,675	1,938	2,210	527
Servicing assets	21,424	—	—	21,424
Derivative assets	3,929	—	3,929	—
Financial liabilities
Derivative liabilities	1,373	—	1,373	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Fair Value Measurements Using
December 31, 2016	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,920	$14,920	$—	$—
U.S. Government agencies	58,857	—	58,857	—
Obligations of states, municipalities, and political subdivisions	16,059	—	15,509	550
Mortgage-backed securities; residential
Agency	368,160	—	368,160	—
Non-Agency	19,933	—	19,933	—
Mortgage-backed securities; commercial
Agency	77,403	—	77,403	—
Non-Agency	31,052	—	31,052	—
Corporate securities	17,329	—	17,329	—
Other securities	4,847	1,938	2,379	530
Servicing assets	21,091	—	—	21,091
Derivative assets	4,317	—	4,317	—
Financial liabilities
Derivative liabilities	559	—	559	—

During 2016, the Company acquired the servicing assets and single-issuer trust preferred securities included in other securities categorized as Level 3 of the fair value hierarchy through a business combination.

In addition, during 2016, the Company purchased privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for one municipal government entity located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017 and 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2017	2016	2017	2016
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,080	$—	$21,091	$—
Additions, net	—	—	2,948	—
Amortization	2	—	—	—
Change in unrealized loss	(5)	—	—	—
Change in fair value	—	—	(2,615)	—
Balance, end of period	$1,077	$—	$21,424	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2017:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.0%—2.4%	2.2%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	7.5%—9.9%	8.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.0%—9.0%	7.6%	Decrease
		Discount rate	8.9%—15.4%	12.5%	Decrease
		Expected weighted average loan life	0.1—11.1 years	6.1 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Impaired loans (excluding acquired impaired loans)—Impaired loans, other than those existing on the date of a business acquisition, are primarily carried at the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent. Valuations of impaired loans that are collateral dependent are supported by third party appraisals in accordance with the Bank’s credit policy. Impaired loans that are not collateral dependent are not material.

Assets held for sale—Assets held for sale consist of former branch locations, vacant land, and a house previously purchased for expansion. Assets are considered held for sale when management has approved to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based on the lower of carrying value or its fair value, less estimated costs to sell.

Other real estate owned—Certain assets held within other real estate owned represent real estate or other collateral that has been adjusted to its estimated fair value, less cost to sell, as a result of transferring from the loan portfolio at the time of foreclosure or repossession and based on management’s periodic impairment evaluation. From time to time, non-recurring fair value adjustments to other real estate owned are recorded to reflect partial write-downs based on an observable market price or current appraised value of property.

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
June 30, 2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$8,279	$—	$—	$8,279
Residential real estate	996	—	—	996
Construction, land development, and other land	565	—	—	565
Commercial and industrial	1,443	—	—	1,443
Installment and other	1	—	—	1
Assets held for sale	13,666	—	—	13,666
Other real estate owned	12,684	—	—	12,684

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Fair Value Measurements Using
December 31, 2016	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$8,916	$—	$—	$8,916
Residential real estate	1,007	—	—	1,007
Construction, land development, and other land	—	—	—	—
Commercial and industrial	986	—	—	986
Installment and other	—	—	—	—
Assets held for sale	14,748	—	—	14,748
Other real estate owned	16,570	—	—	16,570

The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the Company’s assets and liabilities classified as Level 3 and measured at fair value on a non-recurring basis as of June 30, 2017:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increased or Higher Input Value
Impaired loans (excluding acquired impaired loans)	Appraisals	Appraisal adjustments, sales costs and other discount adjustments for market conditions	6% - 10%	Decrease
Assets held for sale	List price, contract price	Sales costs and other discount adjustments for market conditions	7%	Decrease
Other real estate owned	Appraisals	Appraisal adjustments, sales costs and other discount adjustments for market conditions	7% - 20%	Decrease

The following methods and assumptions were used by the Company in estimating fair values of other assets and liabilities for disclosure purposes:

Cash and cash equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value for time certificates with other banks is based on the market values for comparable investments.

Securities held-to-maturity—The Company obtains fair value measurements from an independent pricing service. Management reviews the procedures used by the third party, including significant inputs used in the fair value calculations. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. When market quotes are not readily accessible or available, alternative approaches are utilized, such as matrix or model pricing.

Restricted stock—The fair value has been determined to approximate cost.

Loans held for sale—The fair value of loans held for sale are based on quoted market prices, where available, and determined by discounted estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit liabilities—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances—The fair value of FHLB advances is estimated by discounting the agreements based on maturities using rates currently offered for FHLB advances of similar remaining maturities adjusted for prepayment penalties that would be incurred if the borrowings were paid off on the measurement date.

Securities sold under agreements to repurchase—The carrying amount approximates fair value due to  maturities of less than ninety days.

Junior subordinated debentures—The fair value of junior subordinated debentures, in the form of trust preferred securities, is determined using rates currently available to the Company for debt with similar terms and remaining maturities.

Accrued interest receivable and payable—The carrying amount approximates fair value.

Commitments to extend credit and commercial and standby letters of credit—The fair values of these off-balance sheet commitments to extend credit and commercial and standby letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2017		2016
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$17,740	$17,740	$17,735	$17,735
Interest bearing deposits with other banks	2	62,081	62,115	28,798	28,798
Securities held-to-maturity	2	127,397	127,752	138,846	138,082
Other restricted stock	2	11,978	11,978	14,993	14,993
Loans held for sale	3	6,835	7,607	23,976	26,487
Loans and lease receivables, net	3	2,135,421	2,066,673	2,137,088	2,068,157
Accrued interest receivable	3	6,961	6,961	6,866	6,866
Financial liabilities
Non-interest bearing deposits	2	781,636	744,684	724,457	724,457
Interest bearing deposits	2	1,758,962	1,715,482	1,765,937	1,723,941
Accrued interest payable	2	1,562	1,562	2,427	2,427
Line of credit	2	16,150	16,150	20,650	20,650
Federal Home Loan Bank advances	2	219,611	219,579	313,715	313,646
Securities sold under repurchase agreement	2	32,429	32,429	17,249	17,249
Junior subordinated debentures	3	27,309	26,080	26,926	26,943

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Other assets	Other Liabilities	Notional Amount	Other assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$3,280	$734	$100,000	$3,719	$—
Derivatives not designated as hedging instruments
Other interest rate swaps	79,622	649	639	51,213	598	559
Total derivatives	$329,622	$3,929	$1,373	$151,213	$4,317	$559

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of June 30, 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings when the hedged FHLB advances affect earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the three or six months ended June 30, 2017.

Interest expense recorded on these swap transactions totaled $213,000 and $267,000 during the three and six months ended June 30, 2017, respectively, and is reported as a component of interest expense on FHLB advances. At June 30, 2017, the Company estimates $448,000 of the unrealized gain to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended June 30, 2017.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$(1,425)	$(267)	$—

Other interest rate swaps—The total combined notional amount was $79.6 million with maturities ranged from January 2020 to April 2027. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three and six months ended June 30, 2017, transaction fees related to these derivative instruments were $65,000 and $179,000, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects other interest rate swaps as of June 30, 2017:

Notional amounts	$79,622
Derivative assets fair value	649
Derivative liabilities fair value	639
Weighted average pay rates	4.23%
Weighted average receive rates	3.45%
Weighted average maturity	6.5 years

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The credit valuation adjustment (“CVA”) is a fair value adjustment to the derivative to account for this risk. During the three and six months ended June 30, 2017, the CVA resulted in a decrease to non-interest income of $17,000 and $30,000, respectively.

The Company has agreements with its derivative counterparties that contain a cross-default provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations resulted in a net asset position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of June 30, 2017:

	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$3,929	$1,373
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$3,929	$1,373
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(859)	(859)
Collateral posted	(2,492)	(507)
Net credit exposure	$578	$7

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,798,223 shares of common stock were outstanding as of June 30, 2017, but were not included in the computation of diluted earnings per share due to a loss attributable to common stockholders for the three months ended June 30, 2017 and, therefore, were anti-dilutive.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,146	$2,601	$12,706	$1,249
Less: Dividends on preferred shares	10,697	—	10,886	—
Net income (loss) available (attributable) to common stockholders	$(4,551)	$2,601	$1,820	$1,249
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	24,667,587	19,487,778	24,642,287	18,505,002
Incremental shares	—	254,072	464,600	254,072
Weighted-average common stock outstanding (dilutive)	24,667,587	19,741,850	25,106,887	18,759,074
Basic earnings (loss) per common share	$(0.18)	$0.13	$0.07	$0.07
Diluted earnings (loss) per common share	$(0.18)	$0.13	$0.07	$0.07

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
Series A non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	15,003	15,003
Shares issued	15,003	15,003
Shares outstanding	15,003	15,003
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	9,388
Subscription receivable	—	1,050
Shares outstanding	10,438	9,388
Common stock, voting
Par value	$0.01	$—
Shares authorized	150,000,000	150,000,000
Shares issued	29,246,900	24,616,706
Shares outstanding	29,246,900	24,616,706

During 2016, the Company authorized and issued Series B 7.50% fixed-to-floating non-voting, noncumulative perpetual preferred stock with a liquidation preference of $1,000 per share, plus the amount of unpaid dividends, if any, which is redeemable at the Company’s option on or after March 31, 2022. Holders of either Series A or Series B preferred stock do not have any rights to convert such stock into shares of any other class of capital stock of the Company.

On January 30, 2017, the Company issued an additional 1,050 shares of Series B preferred stock, which is reflected as a subscription receivable as of December 31, 2016. For the six months ended June 30, 2017, the Company declared and paid dividends on the Series B preferred stock of $385,000.

On May 31, 2017, the Company filed a registration statement on Form S-1with the SEC in connection with its initial public offering (the ”Registration Statement”), which was subsequently amended on June 19, 2017. The Registration Statement was declared effective by the SEC on June 29, 2017. In connection with the IPO, the Company issued 4,630,194 shares of common stock, par value $0.01 per share, which included 855,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold at a price to the public of $19.00 per share and began trading on the New York Stock Exchange on June 30, 2017.  On July 6, 2017, the closing date of the IPO, the Company received net proceeds of $82.7 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On June 14, 2017, the Company’s stockholders approved the reincorporation of the Company to a Delaware corporation. Under the terms of the merger agreement, the Company reincorporated from Illinois to Delaware by merging with and into Byline Bancorp, Inc. Delaware (“Byline Delaware”), with Byline Delaware surviving (such transaction, the “Merger”).  Each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger, was converted automatically into the right to receive one fifth (0.20) of a share of common stock of Byline Delaware.  There were no fractional shares issued in connection with the Merger.   The reincorporation and share conversion are retrospectively reflected in the consolidated financial statements.

On June 16, 2017, after obtaining the necessary approval from the Federal Reserve, the Board of Directors of Byline Delaware unanimously approved the repurchase of all of the Company’s outstanding Series A preferred stock at a purchase price per share representing a liquidation value of $1,000 per share, equal to the cash value of (i) 89.469 shares of the Company’s common stock, multiplied by (ii) the initial public offering price of the common stock of $19.00 per share.  On July 14, 2017, the Company completed the repurchase of all of the Series A Preferred Stock for $25.5 million. The $10.5 million excess of the purchase price over the carrying value of the Series A was recorded as a dividend, which is reflected in other liabilities in the Consolidated Statement of Financial Condition as of June 30, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of Byline Bancorp, Inc.’s financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The words “the Company,” “we,” “our” and “us” refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our core commercial banking products, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Texas, North Carolina, Florida, New York, Michigan and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Ridgestone was the sixth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the year ended September 30, 2016.

We offer traditional retail deposit products through our branch network, along with online, mobile and direct banking channels. The wide variety of deposit products we offer include non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit with original maturities ranging from seven days to five years. We also offer consumer lending products, including mortgage loans, home equity loans and other consumer loans to individuals through our branch network.

Recapitalization

In 2013, our predecessor, Metropolitan Bank Group (“Metropolitan”), experienced significant credit and financial losses resulting primarily from the collapse of real estate prices during the Great Recession in addition to a number of regulatory and other operational challenges. Despite deterioration in asset quality and financial performance, Metropolitan maintained a high quality deposit base, an attractive branch network and strong customer loyalty, which made it an ideal candidate for a turnaround.

An investment group raised $206.7 million in equity capital to recapitalize and gain control of Metropolitan through a series of transactions by which Metropolitan merged its multiple subsidiary banks into one and an investor group acquired voting common stock and Series A Preferred Stock of Metropolitan.

We accounted for the Recapitalization as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). The transaction qualified as a recapitalization under Section 368(a)(1)(E) of the Internal Revenue Code (the “Code”) and resulted in carryover treatment of the existing tax bases and tax loss carryforwards treatment of the existing tax bases and tax loss carryforwards, although the utilization of tax attributes (including net operating loss carryforwards and tax credits) became subject to limitations under Sections 382 and 383 of the Code. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value on the date of acquisition. Fair value amounts were determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements (“Topic 820”). In many cases, the determination of the fair value required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature.

As of the Recapitalization, we had $2.5 billion in assets that were measured at fair value, including $1.3 billion in loans, $212.2 million in investment securities, $84.0 million of OREO and $29.7 million of core deposit intangible assets. We also acquired $2.3 billion of liabilities at fair value, including $2.2 billion of deposits and $36.9 million of borrowings. The Recapitalization resulted in goodwill of $21.2 million as the estimated fair value of liabilities assumed and consideration paid exceeded the estimated fair value of assets acquired. The goodwill is included within “Goodwill” in our consolidated statement of condition.

As of the Recapitalization, approximately 76.5%, or $1.0 billion, of the loans acquired in the Recapitalization were accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality. We also acquired loans with a fair value of $310.3 million that are accounted for under ASC Topic 310-20, Receivables—Nonrefundable Fees and Other Costs, as these specific loans did not exhibit deteriorated credit quality since origination or were loans to borrowers that had revolving privileges at the acquisition date.

Since the Recapitalization, we have added $1.4 billion in net originated loans and leases while significantly improving our asset quality to create a more diversified and balanced loan and lease portfolio. We aggressively reduced the level of non-performing loans and leases and other real estate owned in our portfolio as a percentage of loans and leases and real estate owned, declining to 1.3% as of June 30, 2017 and 1.1% as of December 31, 2016 from 28.2% as of September 30, 2013. In addition, we sought to optimize our deposit base by expanding the percentage of non-interest bearing deposits to total deposits, enhance online and mobile capabilities and broaden our cash management products to better meet our customers’ needs. Since the Recapitalization, we consolidated from 88 to 57 branches, reducing our costs with minimal deposit attrition, and improving our efficiency, including through the consolidation of multiple banking platforms into one. In addition to improving efficiency, consolidating our banking platforms allowed us to better manage our customer relationships and their banking activities while strengthening our governance and controls for compliance, legal and operational risk.

Small Ticket Leasing Acquisition

On October 10, 2014, Byline Bank acquired certain assets and liabilities related to the small ticket leasing operation of Baytree National Bank and Trust Company and Baytree Leasing Company LLC (collectively, “Baytree”). The purchase was accounted for under the acquisition method of accounting in accordance with ASC Topic 805 and resulted in lease financing receivables of $42.0 million and goodwill of $4.5 million. There are no contingent assets or liabilities remaining from the acquisition.

In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third party. We have grown the portfolio to $171.2 million as of June 30, 2017.

Ridgestone Acquisition

On October 14, 2016, we completed the Ridgestone acquisition under the terms of a definitive merger agreement (the “Ridgestone Agreement”). As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA lending programs.

As a result of the acquisition, each share of Ridgestone common stock was converted into the right to receive, at the election of the shareholder and subject to proration under the terms of the Ridgestone Agreement, either cash or shares of our common stock, or a combination of both. Total consideration included aggregate cash consideration in the amount of $36.8 million and the issuance of 4,199,791 shares of our common stock valued at $16.25 per common share. There were no contingent assets or liabilities arising from the acquisition.

As a result of the Ridgestone acquisition, we:

•	Grew consolidated total assets from $2.8 billion to $3.3 billion as of October 14, 2016, after giving effect to acquisition accounting adjustments;
•	Increased total loans from $1.7 billion to $2.1 billion as of October 14, 2016;
•	Increased total deposits from $2.2 billion to $2.6 billion as of October 14, 2016;
•	Expanded our employee base from 684 full time equivalent employees to 834 full time equivalent employees as of October 14, 2016; and
•

Expanded our footprint through the addition of two full-service banking offices in Brookfield, Wisconsin, and Schaumburg, Illinois. In addition, Ridgestone had loan production offices located in Wisconsin (Green Bay and Wausau), Indiana (Indianapolis) and California (Newport Beach) that we continue to operate.

We determined that the Ridgestone acquisition constituted a business combination as defined by ASC Topic 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value amount on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820. The fair values may be adjusted through the end of the measurement period, which closes at the earlier of the Company receiving all necessary information to complete the acquisition or one year from the date of acquisition.

Strategic Branch Consolidation

During 2015 and 2016, we performed a strategic review of our existing core banking footprint. With technology improvements and changes to customers’ banking preferences, we examined branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since the Recapitalization, our branch network has been reduced from 88 to 57. We will continue to strategically evaluate our locations based on our growth and profitability standards.

Our Initial Public Offering

On June 29, 2017, we commenced our initial public offering (the “IPO”) whereby we sold 4,630,194 shares of our common stock at a price to the public of $19.00 per share, resulting in net proceeds to us of $76.8 million after deducting offering related commissions and expenses. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,924,806 shares of our common stock at the same price per share. Our common stock is currently traded on the New York Stock Exchange under the symbol “BY”. We believe that the capital raised through our IPO will allow us to continue to grow our franchise and increase our market share among small businesses and middle-market companies in the markets we serve.

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

These policies include (i) acquisition-related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including Other Than Temporary Impairment (“OTTI”) losses, (vi) the valuation of real estate held for sale and (vii) the valuation of or recognition of deferred tax assets and liabilities.

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our Registration Statement on Form S-1, as amended (File No. 333-218362), that we filed with the SEC in connection with our initial public offering on June 19, 2017 (the “Registration Statement”).

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805. We recognize the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are expensed as incurred. Application of the acquisition method requires extensive use of accounting estimates and judgements to determine the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.

In accordance with ASC Topic 805, the acquiring company retains the right to make appropriate adjustments to the assets and liabilities of the acquired entity for information obtained during the measurement period about facts and circumstances that existed as of the acquisition date. The measurement period ends as of the earlier of (i) one year from the acquisition date or (ii) the date when the acquirer receives the information necessary to complete the business combination accounting.

Carrying Value of Loans and Leases

Our accounting methods for loans and leases differ depending on whether the loans and leases are new loans and leases, or acquired loans and leases; and for acquired loans, whether the loans were acquired at a discount as a result of credit deterioration since the date of origination.

Originated Loans and Leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans. The new loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the new loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding.

Acquired Loans and Leases

Acquired loans and leases are recorded at fair value as of the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either acquired impaired or acquired non-impaired. Acquired impaired loans reflect evidence of credit deterioration since origination for which it is probable that all contractually required principal and interest will not be collected by us. Subsequent to acquisition, we periodically update for changes in cash flow expectations, and is reflected in interest income over the life of the loan as accretable yield. Any subsequent decreases in expected cash flow attributable to credit deterioration are recognized by recording a provision for loan and lease losses.

For acquired non-impaired loans and leases, the excess or deficit of the loan principal balance over the fair value is recorded as a discount or premium at acquisition and is accreted through interest income over the life of the loan. Subsequent to acquisition, these loans are evaluated for credit deterioration and a provision for loan and lease losses would be recorded when probable loss is incurred. These loans and leases are evaluated for impairment consistent with originated loans.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“ALLL”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The ALLL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan and lease losses as of the date of the Consolidated Statements of Financial Condition and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis. We increase our ALLL by charging provisions for probable losses against our income and it is decreased by charge-offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The ALLL is maintained at a level sufficient to provide for probable losses based upon an ongoing review of the originated and acquired non-impaired loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

For acquired impaired loans, a specific valuation allowance is established when it is probable that we will be unable to collect all of the cash flows expected at acquisition, plus the additional cash flows expected to be collected arising from changes in estimates after acquisition.

The originated and non-impaired acquired loans have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral.

Non-impaired acquired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All non-impaired acquired loans and originated loans of $250,000 or greater with an internal risk rating of substandard or below and on non-accrual, as well as loans classified as TDR are reviewed individually for impairment on a quarterly basis.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in connection with the recapitalization and acquisitions using the acquisition method of accounting. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”).

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We have selected November 30 as the date to perform the annual goodwill impairment test. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2017 and December 31, 2016, included in this report, for additional information.

Core Deposit Intangible

Other intangible assets primarily consist of core deposit intangible assets. In valuing core deposit intangibles, we consider variables such as deposit servicing costs, attrition rates and market discount rates. Core deposit intangibles are reviewed annually or more frequently, when events or changes in circumstances occur that indicate that their carrying values may not be recoverable. If the recoverable amount of the core deposit intangibles is determined to be less than its carrying value, we then measure the amount of impairment based on an estimate of the fair value at that time. We also evaluate whether the events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Core deposit intangibles are currently amortized over a ten year period.

Fair value of Financial Instruments

ASC Topic 820, Fair Value Measurement defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

See Note 18 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our Registration Statement, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of Real Estate Held for Sale

Other Real Estate Owned (OREO)

OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge-offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non-interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write-downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, are included in non-interest expense, and gains and losses on their disposition are included in non-interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360-20, Real Estate Sales (“ASC Topic 360-20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Assets Held for Sale

Assets held for sale consist of former branch locations and real estate purchased for expansion. Assets are considered held for sale when management has approved a plan to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Adjustments to reduce the asset balances to fair value are recorded at the time of transfer and are recognized through a charge against income.

Income Taxes

We use the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Our annual tax rate is based on its income, statutory tax rates and available tax planning opportunities. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. We review our deferred tax positions quarterly for changes which may impact realizability. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. We use short and long-range business forecasts to provide additional information for our evaluation of the recoverability of deferred tax assets. It is our policy to recognize interest and penalties associated with uncertain tax positions, if applicable, as components of non-interest expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our Registration Statement, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Interim Unaudited Condensed Consolidated Financial Statements, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated balance sheet and income statement as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the final condition and performance of comparable financial institutions in our region. Comparison of our financial performance against other financial institutions is impacted by the accounting for acquired non-impaired and acquired impaired loans.

These factors and metrics described in this prospectus may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of other financial services companies, given our limited operating history and strategic acquisitions since the Recapitalization.

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans and leases, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, servicing fees, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

Our second quarter 2017 results reflect the positive impact of our efforts over the past year to drive revenue growth and improve efficiencies. Compared to the second quarter of 2016, our total revenues increased by more than 60% while our efficiency ratio improved to 66.23% from 83.03%. As a result, we were able to deliver a 136.2% year-over-year increase in net income.

Selected Financial Data

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2017	2016	2017	2016
Summary of Operations
Net interest income	$29,811	$20,381	$59,349	$41,501
Provision for loan and lease losses	3,515	1,152	5,406	3,665
Non-interest income	13,193	6,198	25,501	10,486
Non-interest expense	29,249	22,817	58,100	47,304
Income before provision for income taxes	10,240	2,610	21,344	1,018
Provision (benefit) for income taxes	4,094	9	8,638	(231)
Net income	6,146	2,601	12,706	1,249
Dividends on preferred shares	10,697	—	10,886	-
Net income (loss) available (attributable) to common stockholders	$(4,551)	$2,601	$1,820	$1,249

Earnings per Common Share
Basic earnings (loss) per common share	$(0.18)	$0.13	$0.07	$0.07
Diluted earnings (loss) per common share	$(0.18)	$0.13	$0.07	$0.07
Weighted average common shares outstanding (basic)	24,667,587	19,487,778	24,642,287	18,505,002
Weighted average common shares outstanding (diluted)	24,667,587	19,741,850	25,106,887	18,759,074
Common shares outstanding	29,246,900	19,487,778	29,246,900	19,487,778

Key Ratios (annualized where applicable)
Net interest margin	4.02%	3.41%	4.01%	3.51%
Cost of deposits	0.30%	0.19%	0.27%	0.20%
Efficiency ratio(1)	66.23%	83.03%	66.66%	88.12%
Non-interest expense to average assets	3.57%	3.50%	3.55%	3.66%
Return on average stockholders' equity	6.21%	4.53%	6.52%	1.18%
Return on average assets	0.75%	0.40%	0.78%	0.10%
Non-interest income to total revenues(2)	30.68%	23.32%	30.05%	20.17%
Pre-tax pre-provision return on average assets(2)	1.68%	0.58%	1.63%	0.36%
Non-interest bearing deposits / total deposits	30.77%	30.11%	30.77%	30.11%
Deposits / branch	$44,572	$32,020	$44,572	$32,020
Loans and leases held for sale and loans and lease held for investment / total deposits	84.87%	74.85%	84.87%	74.85%
Deposits / total liabilities	87.23%	88.89%	87.23%	88.89%
Tangible book value per common share(2)	$12.55	$8.94	$12.55	$8.94

Asset Quality Ratios
Non-performing loans and leases / total loan and leases held for investment, net before ALLL			0.76%	0.54%
ALLL / total loans and leases held for investment, net before ALLL			0.65%	0.40%
Net charge-offs / average total loans and leases held for investment, net before ALLL			0.22%	0.65%
Acquisition accounting adjustments(3)			$37,713	$18,589

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value adjustment at the time of the business combination on acquired loans.

We reported consolidated net income for the three months ended June 30, 2017 of $6.1 million compared to net income of $2.6 million for the three months ended June 30, 2016, an increase of $3.5 million. Consolidated net income for the three months ended June 30, 2017, includes three months of our Small Business Capital operations, which was established with our acquisition of Ridgestone on October 14, 2016.  The increase in earnings was due to a $9.4 million increase in net interest income and a $7.0 million increase in non-interest income offset by a $6.4 million increase in non-interest expense and a $4.1 million increase in provision for income taxes.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $6.2 million as a result of our expanded employee base resulting from the Ridgestone acquisition, which was partially offset by lower net loss recognized on the sale of other real estate owned and their related expenses. Provision for income taxes recognized was $4.1 million during the three months ended June 30, 2017 compared to a provision for income taxes of $9,000 for same period in 2016. The increase in income tax provision was primarily due to the reversal of our $61.9 million valuation allowance at the end of 2016.

During the second quarter of 2017, and in connection with our initial public offering, we agreed to repurchase all $15.0 million of our outstanding shares of Series A Preferred Stock for $25.5 million.  The $10.5 million excess of consideration paid over the $15.0 million carrying amount of the Series A Preferred Stock was treated as a one-time dividend declaration on the Series A Preferred Stock.  Both the dividend declared on the Series A Preferred Stock and the regular quarterly dividend paid on our Series B Preferred Stock are reflected in the reported net loss attributable to common stockholders for the three months ended June 30, 2017, which was $4.6 million, or $0.18 per common share.

Our results of operations for the three months ended June 30, 2017 produced an annualized return on average assets of 0.75% and a return on average stockholders’ equity of 6.21%, compared to returns for the three months ended June 30, 2016 of 0.40% and 4.53%, respectively.

We reported consolidated net income for the six months ended June 30, 2017 of $12.7 million compared to net income of $1.2 million for the six months ended June 30, 2016, an increase of $11.5 million. Consolidated net income for the six months ended June 30, 2017, includes six months of our Small Business Capital operations.  The increase in earnings was due to a $17.8 million increase in net interest income and a $15.0 million increase in non-interest income offset by $10.8 million non-interest expense and a $8.9 million increase in provision for income taxes.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $10.9 million as a result of the Ridgestone acquisition, which was partially offset by lower net loss recognized on the sale of other real estate owned and their related expenses. Provision for income taxes recognized was $8.6 million for the six months ended June 30, 2017 compared to a benefit for income taxes of $231,000 for same period in 2016.

For the six months ended June 30, 2017, net income available to common stockholders was $1.8 million or $0.07 per basic and diluted common share.

Our results of operations for the six months ended June 30, 2017 produced an annualized return on average assets of 0.78% and a return on average shareholders’ equity of 6.52%, compared to returns for the six months ended June 30, 2016 of 0.10% and 1.18%, respectively.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, FHLB advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisition of Ridgestone, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2017, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 17.2% of our total loan portfolio.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income.

The following tables present, for the periods indicated, information about (i)  average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis (dollars in thousands).

	Three Months Ended June 30,
	2017			2016
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$80,327	$174	0.87%	$32,110	$24	0.30%
Loans and leases(1)	2,153,482	29,181	5.44%	1,522,987	18,254	4.82%
Securities available-for-sale	605,688	3,134	2.08%	685,128	2,914	1.71%
Securities held-to-maturity	116,931	675	2.32%	141,592	685	1.95%
Tax-exempt securities(2)	21,413	151	2.83%	21,423	178	3.34%
Total interest-earning assets	$2,977,841	$33,315	4.49%	$2,403,240	$22,055	3.69%
Allowance for loan and lease losses	(12,377)			(7,856)
All other assets	319,201			226,989
TOTAL ASSETS	$3,284,665			$2,622,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$187,825	$31	0.07%	$189,269	$33	0.07%
Money market accounts	374,383	226	0.24%	402,000	257	0.26%
Savings	447,324	79	0.07%	443,182	76	0.07%
Time deposits	799,285	1,587	0.80%	516,333	699	0.54%
Federal Home Loan Bank advances	225,579	772	1.37%	102,945	93	0.36%
Other borrowed funds	76,255	809	4.26%	37,308	516	5.56%
Total interest bearing liabilities	$2,110,651	$3,504	0.67%	$1,691,037	$1,674	0.40%
Non-interest checking	745,907			651,200
Other liabilities	31,290			49,306
Total stockholders’ equity	396,817			230,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,284,665			$2,622,373
Net interest spread(3)			3.82%			3.29%
Net interest income		$29,811			$20,381
Net interest margin(4)			4.02%			3.41%

Net accretion impact on margin		$2,471	0.33%		$683	0.11%
Net interest margin excluding accretion(6)			3.69%			3.30%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

	For the Six Months Ended June 30,
	2017			2016
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$58,218	$222	0.77%	$29,024	$41	0.28%
Loans and leases(1)	2,174,118	57,577	5.34%	1,485,121	37,253	5.04%
Securities available-for-sale	614,367	6,344	2.08%	707,699	5,897	1.68%
Securities held-to-maturity	119,518	1,376	2.32%	136,702	1,384	2.04%
Tax-exempt securities(2)	19,933	284	2.87%	21,428	357	3.35%
Total interest-earning assets	$2,986,154	$65,803	4.44%	$2,379,974	$44,932	3.80%
Allowance for loan and lease losses	(11,772)			(7,821)
All other assets	325,075			227,752
TOTAL ASSETS	$3,299,457			$2,599,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$184,881	$58	0.06%	$187,955	$64	0.07%
Money market accounts	370,848	438	0.24%	395,555	485	0.25%
Savings	447,107	158	0.07%	441,522	151	0.07%
Time deposits	794,950	2,752	0.70%	536,093	1,518	0.57%
Federal Home Loan Bank advances	263,268	1,432	1.10%	99,577	171	0.35%
Other borrowed funds	73,065	1,616	4.46%	37,184	1,042	5.64%
Total interest bearing liabilities	$2,134,119	$6,454	0.61%	$1,697,886	$3,431	0.41%
Non-interest checking	731,117			649,368
Other liabilities	40,972			40,452
Total stockholders’ equity	393,249			212,199
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,299,457			$2,599,905
Net interest spread(3)			3.83%			3.39%
Net interest income		$59,349			$41,501
Net interest margin(4)			4.01%			3.51%

Net accretion impact on margin		$4,181	0.28%		$318	0.03%
Net interest margin excluding accretion(6)			3.73%			3.48%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. The table below is a summary of increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates (dollars in thousands):

	Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$104	$46	$150
Loans and leases(1)	8,544	2,383	10,927
Securities available for sale	(411)	631	220
Securities held to maturity	(142)	132	(10)
Tax-exempt securities	—	(27)	(27)
Total interest income	$8,095	$3,165	$11,260
Interest expense
Deposits
Interest checking	$—	$(2)	$(2)
Money market accounts	(17)	(14)	(31)
Savings	1	2	3
Time deposits	561	326	887
Federal Home Loan Bank advances	420	259	679
Other borrowed funds	414	(120)	294
Total interest expense	$1,379	$451	$1,830
Net interest income	$6,716	$2,714	$9,430

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2017 was $29.8 million compared to $20.4 million during the same period in 2016, an increase of $9.4 million or 46.3%. The increase in interest income of $11.3 million was primarily a result of organic growth of the loan and lease portfolio and the Ridgestone acquisition.  Interest expense increased by $1.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to additional FHLB borrowings and acquired time deposits, partially offset by fair value adjustments on time deposits as a result of the Ridgestone acquisition.

	Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$111	$70	$181
Loans and leases(1)	18,247	2,077	20,324
Securities available for sale	(964)	1,411	447
Securities held to maturity	(198)	190	(8)
Tax-exempt securities	(21)	(52)	(73)
Total interest income	$17,175	$3,696	$20,871
Interest expense
Deposits
Interest checking	$(1)	$(5)	$(6)
Money market accounts	(29)	(18)	(47)
Savings	2	5	7
Time deposits	896	338	1,234
Federal Home Loan Bank advances	890	371	1,261
Other borrowed funds	794	(220)	574
Total interest expense	$2,552	$471	$3,023
Net interest income	$14,623	$3,225	$17,848

(1)	Includes loans and leases on non-accrual status.

The net interest margin for the three months ended June 30, 2017 was 4.02%, an increase of 61 basis points compared to 3.41% for the three months ended June 30, 2016.  The net interest margin for the six months ended June 30, 2017 was 4.01%, an increase of 50 basis points compared to 3.51% for the six months ended June 30, 2016. The primary driver of the increase for the three and six month periods was due to an increase in accretion income and a favorable shift in the mix and yield of earning assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, is appropriate to provide coverage for probable losses incurred in the loan and lease portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses and is decreased by charge-offs, net of recoveries on prior charge-offs.

Provisions for loan and lease losses totaled $3.5 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Provisions for loan lease losses totaled $5.4 million and $3.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively. These increases reflect growth in the loan and lease portfolio and net impairment of certain acquired loans based on a periodic update of expected loan cash flows, which resulted in a reclassification of $11.8 million from non-accretable to accretable yield that can be recognized over the life of the portfolio.

The ALLL as a percentage of loans and leases, net of acquisition accounting adjustments, increased from 0.51% at December 31, 2016, to 0.65% at June 30, 2017. The increase was primarily due to the change in loan and lease composition; the originated portfolio increased by $73.4 million to $1.4 billion at June 30, 2017 while the acquired portfolio decreased by $72.0 million for the same period.

Non-Interest Income

We reported non-interest income of $13.2 million and $6.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively.  The increase of $7.0 million was primarily due to gains on sales of government guaranteed loans through our Small Business Capital operation of $8.3 million. There were no gains on sales of government guaranteed loans during the three months ended June 30, 2016.  This was partially offset by a decrease in gains on sales of securities available-for-sale of $1.5 million during the three months ended June 30, 2016.

We reported non-interest income of $25.5 million and $10.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  The increase of $15.0 million was primarily due to gains on sales of government guaranteed loans through our Small Business Capital operation of $16.5 million. There were no gains on sales of government guaranteed loans during the six months ended June 30, 2016.  This was partially offset by a decrease in gains on sales of securities available-for-sale of $2.4 million for the six months ended June 30, 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Fees and service charges on deposits	$1,348	$1,373	$2,567	$2,762
Servicing fees	1,076	—	1,995	—
ATM and interchange fees	1,499	1,514	2,847	2,922
Net gains on sales of securities available-for-sale	—	1,506	8	2,429
Net gains on sales of loans	8,445	21	16,527	21
Fees on mortgage loan sales, net	—	35	2	55
Other non-interest income	825	1,749	1,555	2,297
Total non-interest income	$13,193	$6,198	$25,501	$10,486

Service charges and fees represent fees charged to customers for banking services, such as fees on deposit accounts, and include, but not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other. Fees and service charges on deposits were relatively unchanged for the three months ended June 30, 2017 and 2016.  Fees and service charges on deposits decreased $195,000 for the six months ended June 30, 2017 compared to the same period in 2016.

ATM and interchange fee income decreased by $15,000 for the three months ended June 30, 2017 versus the three months ended June 30, 2016 and $75,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that have been sold, Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. As a result of the Ridgestone acquisition, we received $1.1 million in servicing fees on the sold portion of the government guaranteed portfolio for the three months ended June 30, 2017, and $2.0 million for the six months ended June 30, 2017. We did not receive servicing fees during the three or six months ended June 30, 2016.

We had no securities sales during the second quarter of 2017 and minimal securities sales during the first quarter of 2017.  As a result, gain on sales of securities during the six months ended June 30, 2017 were $8,000 compared to $2.4 million for the six months ended June 30, 2016, and $1.5 million for the three months ended June 30, 2016.

For the three and six months ended June 30, 2017, net gains on sales of loans were $8.4 million and $16.5 million, respectively.  We did not have a government guaranteed lending unit during the three or six months ended June 30, 2016, prior to our acquisition of Ridgestone.

Other non-interest income was $825,000 for the three months ended June 30, 2017, a decrease of 52.9% compared to $1.7 million for the three months ended June 30, 2016.  Other non-interest income was $1.6 million compared to $2.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  The primary driver of these decreases was a decrease in gains on sales of assets held for sale of $710,000 during the three months ended June 30, 2016.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2017 was $29.2 million compared to $22.8 million for the three months ended June 30, 2016, an increase of $6.4 million or 28.8%. Non-interest expense for the six months ended June 30, 2017 was $58.1 million compared to $47.3 million for the six months ended June 30, 2016, an increase of $10.8 million or 22.8%. These increases are primarily due to the additional expenses as a result of the acquisition of Ridgestone.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$17,226	$11,000	$33,828	$22,940
Occupancy expense, net	3,485	3,759	7,224	7,561
Equipment expense	616	468	1,179	1,003
Loan and lease related expenses	801	186	1,678	647
Legal, audit and other professional fees	1,090	1,727	2,761	2,720
Data processing	2,447	1,950	4,856	3,770
Net (gain) loss recognized on other real estate owned and other related expenses	141	195	(429)	1,094
Regulatory assessments	384	578	568	1,428
Other intangible assets amortization expense	769	748	1,538	1,495
Advertising and promotions	318	63	607	298
Telecommunications	396	456	814	914
Other non-interest expense	1,576	1,687	3,476	3,434
Total non-interest expense	$29,249	$22,817	$58,100	$47,304

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $17.2 million for the three months ended June 30, 2017, an increase of $6.2 million compared to the three months ended June 30, 2016.  Salaries and employee benefits totaled $33.8 million for the six months ended June 30, 2017, an increase of $10.9 million increase compared to the six months ended June 30, 2016.  These increases are due to an addition in the number of employees as a result of the Ridgestone acquisition. Our staffing increased from 713 full-time equivalent employees as of June 30, 2016 to 833 as of June 30, 2017.

Occupancy and equipment expense decreased $161,000 for the six months ended June 30, 2017 from the same period in 2016 and decreased $126,000 for the three months ended June 30, 2017 compared to the same period in 2016.  The decrease in occupancy and equipment expense for the periods ended June 30, 2017 resulting from our branch optimization strategy in which we consolidated 28 branches during 2016.

Loan and lease related expenses for the three months ended June 30, 2017 were $801,000 compared to $186,000 for the three months ended June 30, 2016, an increase of $615,000. Loan and lease related expenses for the six months ended June 30, 2017 were $1.7 million compared to $647,000 for the six months ended June 30, 2016. These increases are primarily due to the increased lending and workout activity resulting from our Small Business Capital operations, partially offset by a lower loan real estate tax accrual for problem loans.

Legal, audit and other professional fees for the three months ended June 30, 2017 were $1.1 million compared to $1.7 million for the three months ended June 30, 2016, a decrease of $637,000 or 36.9%. The change is primarily driven by decreased legal and professional fees related to our costs associated with Ridgestone acquisition. Legal, audit and other professional fees for the six months ended June 30, 2017 were $2.8 million, and relatively unchanged compared to the same period ended June 30, 2016 due to decreased costs associated with the Ridgestone acquisition offset by increased costs due to our initial public offering, which commenced June 29, 2017.

Data processing expense for the three months ended June 30, 2017 was $2.4 million compared to $2.0 million for the three months ended June 30, 2016, an increase $497,000, or 25.4%, and was $4.9 million for the six months ended June 30,

2017 compared to $3.8 million for the same period during 2016. These increases are primarily due to increased data processing expenses related to the Ridgestone acquisition.

Net (gain) loss recognized on other real estate owned and other related expenses were $141,000 for the three months ended June 30, 2017, a decrease of $54,000 compared to the same period in 2016.  The decrease is partially due to the decrease in OREO balances from $18.9 million to $12.7 million from June 30, 2016 to June 30, 2017, respectively, and partially due to increased gains on the sale of other real estate.  Net (gain) loss recognized on other real estate owned and other related expenses for the six months ended June 30, 2017 were $(429,000) compared to OREO expense of $1.1 million for the six months ended June 30, 2016.  This decrease in net (gain) loss recognized on other real estate owned and other related expenses was primarily attributed to gains on sales of OREO of $1.5 million during 2017 compared to $439,000 during 2016.

Regulatory assessments for the three months ended June 30, 2017 were $384,000 compared to $578,000 for the same period in 2016, a decrease of $194,000 or 33.6%. Regulatory assessments for the six months ended June 30, 2017 were $568,000 compared to $1.4 million for the same period in 2016, a decrease of $860,000 or 60.2%.  These decreases are primarily due to our improved risk profile as a result of improved capital ratios, performance and asset quality.

Advertising and promotions for the three months ended June 30, 2017 were $318,000 compared to $63,000 for same period in 2016, an increase of $255,000 and were $607,000 for the six months ended June 30, 2017 compared to $298,000, an increase of $309,000 for the same period in 2016 due to increased advertising and promotions attributable to our Small Business Capital operations and other marketing related expenses.

Telecommunications expense was $396,000 for the three months ended June 30, 2017 compared to $456,000 for the three months ended June 30, 2016.  Telecommunications expense was $814,000 for the six months ended June 30, 2017, a decrease of $100,000 or 5.9% compared to the same period in 2016.

Other non-interest expense for the three months ended June 30, 2017 was $1.6 million compared to $1.7 million for the three months ended June 30, 2016, a decrease of $110,000 or 6.5%.  Other non-interest expense was $3.5 million for the six months ended June 30, 2017 compared to $3.4 million for the same period in 2016.

Our efficiency ratio was 66.23% for the three months ended June 30, 2017, compared to 83.03% for the three month ended June 30, 2016. Our efficiency ratio was 66.66% for the six months ended June 30, 2017, compared to 88.12% for the comparable period in 2016.  The improvement in our efficiency ratio is primarily attributable to increased revenues resulting from our acquisition of Ridgestone and organic loan and lease growth, combined with cost savings recognized from our branch consolidations during 2016.

Income Taxes

The provision for income taxes for the three months ended June 30, 2017 totaled $4.1 million compared to $9,000 for the three months ended June 30, 2016.  The provision for income taxes for the six months ended June 30, 2017 totaled $8.6 million compared to a benefit of $231,000 for the six months ended June 30, 2016.  The increase in income tax expense is primarily due to the reversal of our deferred tax asset valuation allowance at the end of 2016 and the increase in taxable income for the three and six months ended June 30, 2017 compared to the same periods ended June 30, 2016.  Our effective tax rate was 40.0% for the three months ended June 30, 2017 and 40.5% for the six months ended June 30, 2017. On July 6, 2017, the legislature of the state of Illinois passed a budget which included an increase in the corporate income tax rate from 5.25% to 7.00%, which combined with the replacement tax, resulted in an increase in the overall corporate income and replacement tax rate from 7.75% to 9.50%. The rate increase, effective July 1, 2017, will increase our effective tax rate in future quarters. This will also result in a benefit to income tax provision in future quarters as the value of our Illinois state net loss deduction carryforwards are written up and are applied to our tax liability.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $64.3 million, or 2.0%, from $3.3 billion at December 31, 2016 to $3.4 billion at June 30, 2017. The increase in total assets includes $82.7 million in net proceeds related to our initial public offering.  Due from counterparty increased $19.3 million related to loan sales not settled offset by a decrease in loans held for sale of $17.1 million.  The increase in total assets was offset by a decrease in investment securities of $28.1 million to fund additional loan and lease growth.

Investment Portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2017 or December 31, 2016. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage backed securities and U.S. government agencies securities.

Securities available-for-sale decreased $16.6 million, from $608.6 million at December 31, 2016 to $591.9 million at June 30, 2017. The decrease was primarily due to the redeployment of liquidity into higher yielding loans and leases.

The held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. As of June 30, 2017 this portfolio totaled $127.4 million compared to $138.8 million at December 31, 2016.

We had no securities that were classified as having OTTI as of June 30, 2017 or December 31, 2016.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,996	$14,924	$14,995	$14,920
U.S. Government agencies	60,214	59,189	60,180	58,857
Obligations of states, municipalities, and political subdivisions	24,984	24,930	16,271	16,059
Residential mortgage-backed securities
Agency	345,363	338,524	376,800	368,160
Non-agency	18,982	18,901	20,107	19,933
Commercial mortgage-backed securities
Agency	75,337	73,969	78,954	77,403
Non-agency	31,913	31,252	32,061	31,052
Corporate securities	25,114	25,569	17,065	17,329
Other securities	3,625	4,675	4,161	4,847
Total	$600,528	$591,933	$620,594	$608,560

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,781	$25,027	$24,878	$24,754
Residential mortgage-backed securities
Agency	59,814	59,856	67,692	67,444
Non-agency	42,802	42,869	46,276	45,884
Total	$127,397	$127,752	$138,846	$138,082

We did not classify any securities as trading securities during 2017 or 2016.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2017, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 116 investment securities with unrealized losses at June 30, 2017, of which only two had a continuous unrealized loss position for 12 consecutive months or longer that is greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$9,997	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	39,218	1.40%	20,996	1.59%	—	0.00%
Obligations of states, municipalities, and political subdivisions	410	3.73%	4,079	3.03%	12,082	2.76%	8,413	2.95%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	14,290	1.55%	331,073	1.95%
Non-agency	—	0.00%	—	0.00%	—	0.00%	18,982	3.23%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,906	1.66%	63,431	2.16%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,913	2.61%
Corporate securities	—	0.00%	16,279	4.41%	8,835	3.31%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,625	3.22%
Total	$5,409	1.25%	$69,573	2.17%	$68,109	2.03%	$457,437	2.11%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$526	1.50%	$14,410	2.54%	$9,845	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	59,814	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	42,802	3.27%
Total	$—	0.00%	$526	1.50%	$14,410	2.54%	$112,461	2.66%

	Maturity as of December 31, 2016
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$14,995	1.16%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	50,180	1.41%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	200	2.48%	5,172	3.31%	6,720	3.05%	4,179	3.25%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	20,101	1.66%	356,699	2.09%
Non-agency	—	0.00%	—	0.00%	—	0.00%	20,107	3.28%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,969	1.22%	66,985	2.15%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,061	2.61%
Corporate securities	—	0.00%	13,254	4.55%	3,811	2.46%	—	0.00%
Other securities	—	0.00%	—	0.00%	539	1.11%	3,622	3.43%
Total	$200	2.48%	$83,601	1.98%	$53,140	1.80%	$483,653	2.20%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$8,879	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	67,692	2.23%
Non-agency	—	0.00%	—	0.00%	—	0.00%	46,276	3.32%
Total	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$122,847	2.68%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions was $23.0 million at June 30, 2017, an increase of $3.9 million from December 31, 2016.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2017 or December 31, 2016.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2017 and December 31, 2016, we held approximately $12.0 million and $15.0 million, respectively, in FHLB and Bankers’ Bank stocks. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2017 and December 31, 2016.

Loan and Lease Concentrations

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2017 were $2.1 billion, an increase of $1.4 million compared to December 31, 2016.  Our originated loan and lease portfolio increased $73.4 million offset by a decrease in the acquired loan and lease portfolio of $72.0 million during the first six months of 2017.  The growth in the originated loan and lease portfolio was primarily driven by increases in commercial real estate loans, government guaranteed lending and leases. During the first half of 2017, we experienced a higher than anticipated level of run-off in our loan portfolio driven by several commercial real estate construction projects achieving stabilization, refinancing activity in syndicated credits where we opted not to participate in the new facility and a commercial loan that paid off in full.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans as of the dates presented (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Originated loans
Commercial real estate	$407,173	19%	$338,752	16%
Residential real estate	384,545	18%	394,168	18%
Construction, land development, and other land	83,618	4%	119,357	6%
Commercial and industrial	348,341	16%	309,097	14%
Installment and other	2,595	0%	2,021	0%
Leasing financing receivables	129,005	6%	118,493	6%
Total originated loans	$1,355,277	63%	$1,281,888	60%
Acquired impaired loans
Commercial real estate	$188,161	9%	$207,303	10%
Residential real estate	162,349	7%	175,717	8%
Construction, land development, and other land	5,830	0%	6,979	0%
Commercial and industrial	12,400	1%	13,464	1%
Installment and other	555	0%	574	0%
Total acquired impaired loans	$369,295	17%	$404,037	19%
Acquired non-impaired loans
Commercial real estate	$233,855	11%	$250,289	11%
Residential real estate	37,822	2%	40,853	2%
Construction, land development, and other land	3,187	0%	14,430	1%
Commercial and industrial	107,433	5%	115,677	5%
Installment and other	365	0%	364	0%
Leasing financing receivables	42,156	2%	40,473	2%
Total acquired non-impaired loans	$424,818	20%	$462,086	21%
Total loans and leases	$2,149,390	100%	$2,148,011	100%
Allowance for loan and lease losses	(13,969)		(10,923)
Total loans, net allowance for loan losses	$2,135,421		$2,137,088

Loans collateralized by real estate comprised 70.1% and 72.1% of the loan and lease portfolio at June 30, 2017 and December 31, 2016, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2017 and December 31, 2016 and totaled $829.2 million, or 55.0%, of real estate loans and 38.6% of the total loan and lease portfolio at June 30, 2017.  At December 31, 2016, commercial real estate loans totaled $796.3 million and comprised 51.4% of real estate loans and 37.1% of the total loan and lease portfolio.

Residential real estate loans totaled $584.7 million at June 30, 2017 compared to $610.7 million at December 31, 2016, a decrease of $26.0 million or 4.3%. The residential real estate loan portfolio comprised 38.8% and 39.5% of real estate loans as of June 30, 2017 and December 31, 2016, respectively, and 27.2% and 28.4% of total loans and leases at June 30, 2017 and December 31, 2016, respectively. Acquired impaired residential real estate loans continue to decrease from $175.7 million as of December 31, 2016 to $162.3 million as of June 30, 2017, or 7.6%.

Construction, land development and other land loans totaled $92.6 million at June 30, 2017 compared to $140.8 million at December 31, 2016, a decrease of $48.2 million or 34.2%. The construction, land development and other land loan portfolio comprised 6.1% and 9.1% of real estate loans as of June 30, 2017 and December 31, 2016, respectively, and 4.3% and 6.6% of the total loan and lease portfolio as of June 30, 2017 and December 31, 2016, respectively.

Commercial and industrial loans totaled $468.2 million and $438.2 million at June 30, 2017 and December 31, 2016, respectively, an increase of $30.0 million or 6.8% due to organic growth. The commercial and industrial loan portfolio comprised 21.8% and 20.4% of the total loan and lease portfolio as of June 30, 2017 and December 31, 2016, respectively.

Lease financing receivables comprised 8.0% and 7.4% of the loan and lease portfolio as of June 30, 2017 and December 31, 2016, respectively. Total lease financing receivables were $171.2 million and $159.0 million at June 30, 2017 and December 31, 2016, respectively. During the first six months of 2017, the portfolio increased by $12.2 million or 7.7% due to continued growth in our small-ticket vendor sales channels, and our increased syndication activities.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2017 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans
Commercial real estate	$1,685	$35,734	$109,671	$170,294	$17,169	$72,620	$407,173
Residential real estate	777	4,365	79,021	44,125	234,350	21,907	384,545
Construction, land development, and other land	1,714	28,420	7,742	34,003	-	11,739	83,618
Commercial and industrial	10,116	55,028	14,552	173,274	15,579	79,792	348,341
Installment and other	16	1,584	518	—	477	—	2,595
Leasing financing receivables	2,294	—	112,305	—	14,406	—	129,005
Total originated loans	$16,602	$125,131	$323,809	$421,696	$281,981	$186,058	$1,355,277
Acquired impaired loans
Commercial real estate	$54,194	$440	$116,615	$377	$7,454	$9,081	$188,161
Residential real estate	43,268	473	93,003	2,580	22,841	184	162,349
Construction, land development, and other land	1,980	244	3,205	—	4	397	5,830
Commercial and industrial	3,017	207	1,159	281	2,673	5,063	12,400
Installment and other	56	32	165	—	302	—	555
Total acquired impaired loans	$102,515	$1,396	$214,147	$3,238	$33,274	$14,725	$369,295
Acquired non-impaired loans
Commercial real estate	$17,721	$2,064	$51,082	$3,581	$1,317	$158,090	$233,855
Residential real estate	7,692	3,508	13,535	11,445	1,166	476	37,822
Construction, land development, and other land	703	—	1,682	—	—	802	3,187
Commercial and industrial	3,467	7,799	1,547	9,460	1,558	83,602	107,433
Installment and other	38	327	—	—	—	—	365
Leasing financing receivables	2,672	—	36,846	—	2,638	—	42,156
Total acquired non- impaired loans	$32,293	$13,698	$104,692	$24,486	$6,679	$242,970	$424,818
Total loans	$151,410	$140,225	$642,648	$449,420	$321,934	$443,753	$2,149,390

At June 30, 2017, 51.9% of the loan and lease portfolio bears interest at fixed rates and 48.1% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables above include information limited to contractual maturities of the underlying loans.

Allowance for Loan and Lease Losses

The ALLL is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. The ALLL reflects management’s estimate of probable incurred credit losses inherent in the loan portfolio. The computation includes element of judgement and high levels of subjectivity.

Factors considered by us include, but are not limited to, actual loss experience, peer loss experience, changes in size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of the prevailing economic conditions. Changes in conditions may necessitate revision of the estimate in future periods.

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases and (iii) acquired impaired loans with further credit deterioration after the acquisition or recapitalization.

Total ALLL was $14.0 million at June 30, 2017 compared to $10.9 million at December 31, 2016, an increase of $3.1 million, or 27.9%. The increase was primarily due to the overall portfolio growth, increased weighting of the qualitative factors, and adjustments of new origination assumptions to better align the ALLL with the loan portfolio’s risk profile.

Total ALLL was 0.65% and 0.51% of total loans and leases at June 30, 2017 and December 31, 2016, respectively. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of the Recapitalization or the Ridgestone acquisition, which, management believes limits the amount of reserves needed to cover these loans as of June 30, 2017 and December 31, 2016. Acquisition accounting adjustments remaining balances resulting from the Recapitalization and the Ridgestone acquisition totaled $37.7 million and $43.2 million as of June 30, 2017 and December 31, 2016, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2017	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Provision for acquired impaired loans	1,349	(225)	25	618	12	—	1,779
Provision for acquired non-impaired loans	22	90	(12)	1,159	—	1,468	2,727
Provision for originated loans	302	(318)	(103)	(140)	1	(733)	(991)
Total provision	$1,673	$(453)	$(90)	$1,637	$13	$735	$3,515
Charge-offs for acquired impaired loans	(52)	(99)	—	(125)	—	—	(276)
Charge-offs for acquired non- impaired loans	—	(30)	—	(177)	—	(183)	(390)
Charge-offs for originated loans	—	—	—	(482)	—	(584)	(1,066)
Total charge-offs	$(52)	$(129)	$-	$(784)	$—	$(767)	$(1,732)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non- impaired loans	—	—	—	—	—	91	91
Recoveries for originated loans	—	—	—	—	—	278	278
Total recoveries	$—	$—	$—	$—	$—	$369	$369
Net charge-offs	52	129	—	784	—	398	1,363
Acquired impaired loans	1,722	341	25	1,153	13	—	3,254
Acquired non-impaired loans	124	392	21	1,629	326	1,595	4,087
Originated loans	1,822	1,102	281	2,907	5	511	6,628
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending ALLL balance
Acquired impaired loans	$1,722	$341	$25	$1,153	$13	$—	$3,254
Acquired non-impaired loans and originated loans individually evaluated for impairment	396	275	—	1,638	326	—	2,635
Acquired non-impaired loans and originated loans collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans ending balance
Acquired impaired loans	$188,161	$162,349	$5,830	$12,400	$555	$—	$369,295
Acquired non-impaired loans and originated loans individually evaluated for impairment	8,675	1,271	565	3,081	327	—	13,919
Acquired non-impaired loans and originated loans collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Total loans at June 30, 2017, gross	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390
Ratio of net charge-offs to average loans outstanding during the year
Acquired impaired loans	0.01%	0.02%	0.00%	0.02%	0.00%	0.00%	0.05%
Acquired non-impaired loans	0.00%	0.01%	0.00%	0.03%	0.00%	0.02%	0.06%
Originated loans	0.00%	0.00%	0.00%	0.09%	0.00%	0.06%	0.15%
Loans ending balance as a percentage of total loans, gross
Acquired impaired loans	8.75%	7.55%	0.27%	0.58%	0.03%	0.00%	17.18%
Acquired non-impaired loans and originated loans individually evaluated for impairment	0.40%	0.06%	0.03%	0.14%	0.02%	0.00%	0.65%
Acquired non-impaired loans and originated loans collectively evaluated for impairment	29.42%	19.59%	4.01%	21.06%	0.12%	7.96%	82.17%

	Commercial Real Estate	Residential Real Estate	Construction Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	1,524	50	25	664	12	—	2,275
Provision for acquired non-impaired loans	9	88	11	1,887	(2)	1,525	3,518
Provision for originated loans	481	(590)	(451)	(59)	—	232	(387)
Total provision	$2,014	$(452)	$(415)	$2,492	$10	$1,757	$5,406
Charge-offs for acquired impaired loans	(291)	(156)	—	(185)	—	—	(632)
Charge-offs for acquired non- impaired loans	—	(40)	—	(332)	—	(467)	(839)
Charge-offs for originated loans	—	—	—	(482)	—	(1,070)	(1,552)
Total charge-offs	$(291)	$(196)	$-	$(999)	$—	$(1,537)	$(3,023)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non- impaired loans	—	—	—	—	—	259	259
Recoveries for originated loans	—	—	—	—	—	404	404
Total recoveries	$—	$—	$—	$—	$—	$663	$663
Net charge-offs	291	196	—	999	—	874	2,360
Acquired impaired loans	1,722	341	25	1,153	13	—	3,254
Acquired non-impaired loans	124	392	21	1,629	326	1,595	4,087
Originated loans	1,822	1,102	281	2,907	5	511	6,628
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending ALLL balance
Acquired impaired loans	$1,722	$341	$25	$1,153	$13	$—	$3,254
Acquired non-impaired loans and originated loans individually evaluated for impairment	396	275	—	1,638	326	—	2,635
Acquired non-impaired loans and originated loans collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans ending balance
Acquired impaired loans	$188,161	$162,349	$5,830	$12,400	$555	$—	$369,295
Acquired non-impaired loans and originated loans individually evaluated for impairment	8,675	1,271	565	3,081	327	—	13,919
Acquired non-impaired loans and originated loans collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Total loans at June 30, 2017, gross	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390
Ratio of net charge-offs to average loans outstanding during the year
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.06%
Acquired non-impaired loans	0.00%	0.00%	0.00%	0.03%	0.00%	0.02%	0.05%
Originated loans	0.00%	0.00%	0.00%	0.04%	0.00%	0.06%	0.10%
Loans ending balance as a percentage of total loans, gross
Acquired impaired loans	8.75%	7.55%	0.27%	0.58%	0.03%	0.00%	17.18%
Acquired non-impaired loans and originated loans individually evaluated for impairment	0.40%	0.06%	0.03%	0.14%	0.02%	0.00%	0.65%
Acquired non-impaired loans and originated loans collectively evaluated for impairment	29.42%	19.59%	4.01%	21.06%	0.12%	7.96%	82.17%

	Commercial Real Estate	Residential Real Estate	Construction Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2016	$2,391	$2,950	$322	$1,349	$362	$529	$7,903
Provision for acquired impaired loans	1,721	(1,462)	41	1	—	—	301
Provision for acquired non-impaired loans	(24)	(28)	14	(1)	3	285	249
Provision for originated loans	62	(33)	112	195	3	263	602
Total provision	$1,759	$(1,523)	$167	$195	$6	$548	$1,152
Charge-offs for acquired impaired loans	(2,031)	(116)	—	(72)	—	—	(2,219)
Charge-offs for acquired non- impaired loans	—	(8)	—	-	(1)	101	92
Charge-offs for originated loans	—	—	—	—	—	(682)	(682)
Total charge-offs	$(2,031)	$(124)	$-	$(72)	$(1)	$(581)	$(2,809)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non- impaired loans	—	—	—	—	—	19	19
Recoveries for originated loans	—	—	—	—	—	225	225
Total recoveries	$—	$—	$—	$—	$—	$244	$244
Net charge-offs (recoveries)	2,031	124	—	72	1	337	2,565
Acquired impaired loans	307	558	48	650	35	—	1,598
Acquired non-impaired loans	1,384	342	14	48	329	555	2,672
Originated loans	428	403	427	774	3	185	2,220
Balance at June 30, 2016	$2,119	$1,303	$489	$1,472	$367	$740	$6,490
Ending ALLL balance
Acquired impaired loans	$307	$558	$48	$650	$35	$-	$1,598
Acquired non-impaired loans and originated loans individually evaluated for impairment	1,309	352	137	157	329	—	2,284
Acquired non-impaired loans and originated loans collectively evaluated for impairment	503	393	304	665	3	740	2,608
Loans ending balance
Acquired impaired loans	$193,211	$193,788	$8,153	$6,945	$681	$-	$402,778
Acquired non-impaired loans and originated loans individually evaluated for impairment	7,434	3,277	208	157	329	-	11,405
Acquired non-impaired loans and originated loans collectively evaluated for impairment	333,580	431,915	68,858	215,155	631	139,297	1,189,436
Total loans at June 30, 2016, gross	$534,225	$628,980	$77,219	$222,257	$1,641	$139,297	$1,603,619
Ratio of net charge-offs to average loans outstanding during the year
Acquired impaired loans	0.53%	0.03%	0.00%	0.02%	0.00%	0.00%	0.58%
Acquired non-impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	-0.03%	-0.03%
Originated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.12%	0.12%
Loans ending balance as a percentage of total loans, gross
Acquired impaired loans	12.05%	12.08%	0.51%	0.43%	0.04%	0.00%	25.12%
Acquired non-impaired loans and originated loans individually evaluated for impairment	0.46%	0.20%	0.01%	0.01%	0.02%	0.00%	0.71%
Acquired non-impaired loans and originated loans collectively evaluated for impairment	20.80%	26.93%	4.29%	13.42%	0.04%	8.69%	74.17%

	Commercial Real Estate	Residential Real Estate	Construction Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2015	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provision for acquired impaired loans	2,760	(846)	48	86	5	—	2,053
Provision for acquired non-impaired loans	190	(70)	14	2	3	682	821
Provision for originated loans	73	(105)	195	56	3	569	791
Total provision	$3,023	$(1,021)	$257	$144	$11	$1,251	$3,665
Charge-offs for acquired impaired loans	(3,187)	(486)	—	(72)	—	—	(3,745)
Charge-offs for acquired non- impaired loans	3	(171)	—	(3)	(1)	(415)	(587)
Charge-offs for originated loans	—	—	—	—	—	(848)	(848)
Total charge-offs	$(3,184)	$(657)	$-	$(75)	$(1)	$(1,263)	$(5,180)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non- impaired loans	—	—	—	—	—	129	129
Recoveries for originated loans	—	—	—	—	—	244	244
Total recoveries	$—	$—	$—	$—	$—	$373	$373
Net charge-offs	3,184	657	—	75	1	890	4,807
Acquired impaired loans	307	558	48	650	35	—	1,598
Acquired non-impaired loans	1,384	342	14	48	329	555	2,672
Originated loans	428	403	427	774	3	185	2,220
Balance at June 30, 2016	$2,119	$1,303	$489	$1,472	$367	$740	$6,490
Ending ALLL balance
Acquired impaired loans	$307	$558	$48	$650	$35	$-	$1,598
Acquired non-impaired loans and originated loans individually evaluated for impairment	1,309	352	137	157	329	—	2,284
Acquired non-impaired loans and originated loans collectively evaluated for impairment	503	393	304	665	3	740	2,608
Loans ending balance
Acquired impaired loans	$193,211	$193,788	$8,153	$6,945	$681	$-	$402,778
Acquired non-impaired loans and originated loans individually evaluated for impairment	7,434	3,277	208	157	329	-	11,405
Acquired non-impaired loans and originated loans collectively evaluated for impairment	333,580	431,915	68,858	215,155	631	139,297	1,189,436
Total loans at June 30, 2016, gross	$534,225	$628,980	$77,219	$222,257	$1,641	$139,297	$1,603,619
Ratio of net charge-offs to average loans outstanding during the year
Acquired impaired loans	0.43%	0.07%	0.00%	0.01%	0.00%	0.00%	0.50%
Acquired non-impaired loans	0.00%	0.02%	0.00%	0.00%	0.00%	0.04%	0.06%
Originated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%	0.08%
Loans ending balance as a percentage of total loans, gross
Acquired impaired loans	12.05%	12.08%	0.51%	0.43%	0.04%	0.00%	25.12%
Acquired non-impaired loans and originated loans individually evaluated for impairment	0.46%	0.20%	0.01%	0.01%	0.02%	0.00%	0.71%
Acquired non-impaired loans and originated loans collectively evaluated for impairment	20.80%	26.93%	4.29%	13.42%	0.04%	8.69%	74.17%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of June 30, 2017 and December 31, 2016 totaled $15.3 million and $6.8 million, respectively. The increase of non-performing assets from December 31, 2016 to June 30, 2017 was primarily due to an increase in non-accrual loans of $7.4 million, primarily in the government guaranteed loan portfolio, partially offset by a decrease in other real estate owned of $489,000.

Total OREO held by us was $12.7 million as of June 30, 2017, a decrease of $3.9 million from December 31, 2016.  The decrease in OREO resulted from dispositions of $6.1 million and valuation adjustments of $320,000, offset by additions to OREO through loan foreclosures totaling $2.5 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Non-accrual loans and leases(1)(2)(3)	$15,296	$6,784
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	981	602
Total non-performing loans and leases	16,277	7,386
Other real estate owned	12,684	16,570
Total non-performing assets	$28,961	$23,956
Total non-performing loans as a percentage of total loans and leases	0.76%	0.34%
Total non-performing assets as a percentage of total assets	0.86%	0.73%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	85.82%	147.89%

(1)	Includes $470,000 and $552,000 of non-accrual restructured loans at June 30, 2017 and December 31, 2016.
(2)	For the six months ended June 30, 2017, $567,000 in interest income would have been recorded had non-accrual loans been current and the amount of interest we recorded on these loans was $129,000.
(3)	For the six months ended June 30, 2017, $16,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

Acquired impaired loans (accounted for under ASC 310-30) that are delinquent and/or on non-accrual status continue to accrue income provided the respective pool in which those assets reside maintains a discount and recognizes accretion income. The aforementioned loans are characterized as performing loans based on contractual delinquency. If the pool no longer has a discount and accretion income can no longer be recognized, any loan within that pool on non-accrual status will be classified as non-accrual for presentation purposes.

Total non-accrual loans increased by $8.5 million between December 31, 2016 and June 30, 2017 due to additional non-accrual loans primarily from the government guaranteed loan portfolio.

Total accruing loans past due decreased from $14.1 million at December 31, 2016 to $7.5 million at June 30, 2017. The following table summarizes the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	June 30, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$9,186	$13,580	$4,003	$4,672	$396	$5,240	$199
Residential real estate	2,248	2,052	471	800	275	818	27
Construction, land development, and other land	565	447	—	565	—	451	15
Commercial and industrial	3,351	7,952	3,081	—	1,638	3,166	306
Installment and other	310	42	327	—	326	159	9
Total impaired loans held in portfolio, net	$15,660	$24,073	$7,882	$6,037	$2,635	$9,834	$556

	December 31, 2016
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$9,502	$5,226	$—	$8,916	$—	$8,975	$305
Residential real estate	2,527	2,252	496	804	293	1,346	46
Commercial and industrial	1,393	8,189	861	521	396	1,430	(2)
Installment and other	361	7	328	—	328	328	16
Total impaired loans held in portfolio, net	$13,783	$15,674	$1,685	$10,241	$1,017	$12,079	$365

Deposits

Total deposits at June 30, 2017 were $2.5 billion, representing an increase of $50.2 million, or 2.0%, compared to December 31, 2016.  Non-interest bearing deposits were $781.6 million or 30.8% of total deposits, at June 30, 2017, an increase of $57.2 million or 7.9% compared to $724.4 million at December 31, 2016 or 29.1% of total deposits.  Interest bearing transaction accounts decreased $8.5 million for the first six months of 2017.  Time deposits increased $1.6 million from December 31, 2016 to June 30, 2017. Core deposits remained stable at 84.9% at June 30, 2017.

The increase in non-interest bearing deposits was driven by new deposit relationships and loan fundings that occurred at the end of the quarter.  Our cost of deposits was 30 basis points during the second quarter of 2017 compared to 19 basis points during the second quarter of 2016, and 24 basis points during the first quarter of 2017.

As the time deposits we acquired as part of the Ridgestone acquisition mature, the acquisition accounting benefit to our cost of deposits declined. We anticipate a further decline in the fair value accounting adjustment benefit on our time deposits in the third quarter of 2017, although to a lesser extent than the impact in the second quarter 2017.

We gather deposits primarily through each of our 56 branch locations in the Chicago metropolitan area and one branch in the Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

The following table shows the average balance amounts and the average rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$745,907	0.00%	$651,200	0.00%
Interest-bearing checking accounts	187,825	0.07%	189,269	0.06%
Money market demand accounts	374,383	0.24%	402,000	0.26%
Other savings	447,324	0.07%	443,182	0.07%
Time deposits (below $100,000)	407,681	0.82%	305,632	0.45%
Time deposits ($100,000 and above)	391,604	0.77%	210,701	0.69%
Total	$2,554,724	0.30%	$2,201,984	0.19%

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$731,117	0.00%	$649,368	0.00%
Interest-bearing checking accounts	184,881	0.06%	187,955	0.07%
Money market demand accounts	370,848	0.24%	395,555	0.25%
Other savings	447,107	0.07%	441,522	0.07%
Time deposits (below $100,000)	403,949	0.66%	312,793	0.46%
Time deposits ($100,000 and above)	391,001	0.74%	223,300	0.72%
Total	$2,528,903	0.27%	$2,210,493	0.20%

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity:

At June 30, 2017
Time Deposits
Three months or less	$88,724
Over three months through six months	86,516
Over six months through 12 months	115,040
Over 12 months	92,422
Total	$382,702

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential, multi-family real estate loans and securities. At June 30, 2017 and December 31, 2016, our bank had borrowing capacity from the FHLB of $931.8 million and $961.8 million, respectively, subject to the availability of collateral. During the six months ended June 30, 2017, outstanding FHLB advances decreased to $219.6 million.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Federal Home Loan Bank advances:
Average balance outstanding	$263,268	$99,577
Maximum outstanding at any month-end period during the year	374,487	190,000
Balance outstanding at end of period	219,611	190,000
Weighted average interest rate during period	1.10%	0.35%
Weighted average interest rate at end of period	1.31%	0.29%
Line of credit:
Average balance outstanding	$18,086	n/a
Maximum outstanding at any month-end period during the year	20,650	n/a
Balance outstanding at end of period	16,150	n/a
Weighted average interest rate during period	3.91%	n/a
Weighted average interest rate at end of period	4.25%	n/a

The following table shows the scheduled maturities of our Bank’s FHLB advances and weighted average interest rates at June 30, 2017 (dollars in thousands):

Scheduled Maturities	Amount	Weighted Average Rates
2017	$210,000	1.22%
2018	9,611	3.21%
Total	$219,611	1.31%

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements.  Securities sold under agreements to repurchase totaled $32.4 million at June 30, 2017, an increase of $15.2 million compared to December 31, 2016.

Liquidity

We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities, the ability to securitize and sell certain pools of assets and other factors.

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this report.

As of June 30, 2017, we held $79.8 million in cash and cash equivalents. We maintain an investment securities portfolio of various holdings, types and maturities. We had securities available for sale of $591.9 million and securities held-to-maturity of $127.4 million as of June 30, 2017, including total unpledged securities of $573.5 million.

As of June 30, 2017, Byline Bank had maximum borrowing capacity from the FHLB of $1.2 billion and from the Federal Reserve Bank of $144.3 million. As of June 30, 2017, Byline Bank had open advances of $219.5 million and open letters of credit of $300,000, leaving us with available aggregate borrowing capacity of $1.1 billion. In addition, Byline Bank had uncommitted federal funds lines available of $40.0 million.

As of December 31, 2016, Byline Bank had maximum borrowing capacity from the FHLB of $961.8 million and from the Federal Reserve Bank of $110.6 million. As of December 31, 2016, Byline Bank had open advances of $313.5 million and open letters of credit of $400,000, leaving us with available aggregate borrowing capacity of $758.5 million. In addition, Byline Bank had an uncommitted federal funds line available of $20.0 million.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with The PrivateBank and Trust Company. As of December 31, 2016, this revolving line of credit had an outstanding balance of $20.7 million. On April 13, 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance reaches $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity on October 12, 2017. As of June 30, 2017, the balance outstanding on the line of credit was $16.2 million.  We repaid the amount outstanding on the line of credit with a portion of the proceeds from our initial public offering during July 2017.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our Registration Statement on Form S-1, as amended (File No. 333-218362), that we filed with the SEC in connection with our initial public offering on June 19, 2017, for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Capital Resources

Stockholders’ equity at June 30, 2017 was $447.7 million compared to $382.7 million at December 31, 2016, an increase of $65.0 million, or 17.0%. The increase was primarily driven by the issuance of common stock, net of issuance costs of $76.8 million, in connection with our initial public offering on June 30, 2017 as well as retained earnings, offset by the repurchase of our Series A Preferred Stock totaling $25.5 million.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 Capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements.

As of June 30, 2017, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since June 30, 2017 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands).

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$387,423	15.68%	$197,707	8.00%	$247,134	N/A
Bank	343,335	14.33%	191,722	8.00%	239,653	10.00%
Tier 1 capital to risk weighted assets:
Company	$372,246	15.06%	$148,280	6.00%	$197,707	N/A
Bank	328,158	13.69%	143,792	6.00%	191,722	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$336,241	13.61%	$111,210	4.50%	$160,637	N/A
Bank	328,158	13.69%	107,844	4.50%	155,774	6.50%
Tier 1 capital to average assets:
Company	$372,246	11.73%	$126,985	4.00%	$158,731	N/A
Bank	328,158	10.38%	126,518	4.00%	158,147	5.00%

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$316,314	13.28%	$190,257	8.00%	$238,159	N/A
Bank	325,465	13.61%	191,267	8.00%	239,084	10.00%
Tier 1 capital to risk weighted assets:
Company	$304,324	12.78%	$142,895	6.00%	$190,527	N/A
Bank	313,474	13.11%	143,450	6.00%	191,267	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$266,760	11.20%	$107,171	4.50%	$154,803	N/A
Bank	313,474	13.11%	107,588	4.50%	155,404	6.50%
Tier 1 capital to average assets:
Company	$304,324	10.07%	$120,850	4.00%	$151,062	N/A
Bank	313,474	10.35%	121,169	4.00%	151,461	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of June 30, 2017.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2017, the Company received $1.6 million of cash dividends from Byline Bank to pay the line of credit, the trust preferred securities interest and preferred dividends.  There were no cash dividends received by the Company from Byline Bank for the year ended December 31, 2016.

Contractual Obligations

FHLB advances are fully described in Note 12 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report. Operating lease obligations are in place for facilities and land on which banking facilities are located. See Note 15 of our Interim Unaudited Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Items and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Byline Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties).

Standby letters of credit are conditional commitments issued by Byline Bank to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.1% to 19.5% and maturities up to 2026. Variable rate loan commitments have interest rates ranging from 2.5% to 9.8% and maturities up to 2042.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for funded instruments. We do not anticipate any material losses as a result of the commitments and standby letters of credit.

The following table summarizes commitments as of the dates presented (dollars in thousands).

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$44,068	$394,622	$37,731	$332,928
Standby letters of credit	855	3,810	1,060	4,135
Total	$44,923	$398,432	$38,791	$337,063

During the six months ended June 30, 2017 and for the year ended December 31, 2016, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2017 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2017
	Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value
Interest rate contracts—pay fixed, receive floating	$250,000	$3,280	$250,000	$734
Other interest rate swaps—pay fixed, receive floating	39,811	649	39,811	639

Non-GAAP Financial Measures

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest margin excluding accretion income, non-interest income to total revenues, pre-tax pre-provision return on average assets, tangible book value per share, and tangible common equity to tangible assets. Management believes that these non-GAAP financial measures provide useful information to management and investors that is supplementary to the Company’s financial condition, results of operations and cash flows computed in accordance with GAAP; however, management acknowledges that our non-GAAP financial measures have a number of limitations. As such, these disclosures should not be viewed as a substitute for results determined in accordance with GAAP financial measures that other companies use. Management also uses these measures for peer comparison. See “Reconciliation of Non-GAAP Financial Measures” in the following schedule for a reconciliation of the non-GAAP financial measures to the comparable GAAP financial measures.

Management uses the net interest margin excluding accretion income to assess the impact of purchase accounting on net interest margin. Management uses this to better assess the impact of purchase accounting on net interest margin, as the effect of the loan discount accretion over the life of the loan may fluctuate based on the size of the acquisition, the decrease of acquired loan balances, or changes in cash flows.

Non-interest income to total revenues is non-interest income divided net interest income plus non-interest income. Management believes that it is standard practice in the industry to present non-interest income as a percentage of total revenue. Accordingly, management believes providing these measures may be useful for peer comparison.

Pre-tax pre-provision return on average assets is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this metric is important due to the tax benefit resulting from the reversal of the net deferred tax asset valuation allowance and demonstrates profitability excluding the tax benefit and excludes the provision for loan and lease losses.

Tangible book value per share is calculated as tangible common equity divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.

Tangible common equity to tangible assets is calculated as tangible common equity divided by tangible assets. Management believes this measure is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net interest margin:
Reported net interest margin	4.02%	3.41%	4.01%	3.51%
Effect of accretion income on acquired loans	(0.33)%	(0.11)%	(0.28)%	(0.03)%
Net interest margin excluding accretion	3.69%	3.30%	3.73%	3.48%
Total revenues:
Net interest income	$29,811	$20,381	$59,349	$41,501
Add: Non-interest income	13,193	6,198	25,501	10,486
Total revenues	$43,004	$26,579	$84,850	$51,987
Non-interest income to total revenues:
Non-interest income	$13,193	$6,198	$25,501	$10,486
Total revenues	43,004	26,579	84,850	51,987
Non-interest income to total revenues	30.68%	23.32%	30.05%	20.17%
Pre-tax pre-provision net income:
Pre-tax income	$10,240	$2,610	$21,344	$1,018
Add: Provision for loan and lease losses	3,515	1,152	5,406	3,665
Pre-tax pre-provision net income	$13,755	$3,762	$26,750	$4,683
Pre-tax pre-provision return on average assets:
Total average assets	$3,284,665	$2,622,373	$3,299,457	$2,599,905
Pre-tax pre-provision net income	13,755	3,762	26,750	4,683
Pre-tax pre-provision return on average assets	1.68%	0.58%	1.63%	0.36%
Tangible common equity:
Total stockholders' equity	$447,731	$235,700	$447,731	$235,700
Less: Preferred stock	10,438	15,003	10,438	15,003
Less: Goodwill	51,975	25,688	51,975	25,688
Less: Core deposit intangibles and other intangibles	18,290	20,845	18,290	20,845
Tangible common equity	$367,028	$174,164	$367,028	$174,164
Tangible assets:
Total assets	$3,360,122	$2,649,207	$3,360,122	$2,649,207
Less: Goodwill	51,975	25,688	51,975	25,688
Less: Core deposit intangibles and other intangibles	18,290	20,845	18,290	20,845
Tangible assets	$3,289,857	$2,602,674	$3,289,857	$2,602,674
Tangible book value per share:
Tangible common equity	$367,028	$174,164	$367,028	$174,164
Shares of common stock outstanding	29,246,900	19,487,778	29,246,900	19,487,778
Tangible book value per share	$12.55	$8.94	$12.55	$8.94
Tangible common equity to tangible assets:
Tangible common equity	$367,028	$174,164	$367,028	$174,164
Tangible assets	3,289,857	2,602,674	3,289,857	2,602,674
Tangible common equity to tangible assets	11.16%	6.69%	11.16%	6.69%

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q and in other documents we file with or furnish to the SEC that are not historical facts may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company and our business. These statements are often, but not always, made through the use of words or phrases such as ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘could’’, ‘‘predict’’, ‘‘potential’’, ‘‘believe’’, ‘‘expect’’, ‘‘continue’’, ‘‘will’’, ‘‘anticipate’’, ‘‘seek’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘projection’’, ‘‘would’’, ‘‘annualized’’, “target” and ‘‘outlook’’, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Forward-looking statements represent management’s current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•	uncertainty regarding geopolitical developments and the U.S. and global economic outlook that may continue to impact market conditions or affect demand for certain banking products and services;
•

unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan and lease losses or changes in the value of our investments;

•	commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;
•

deterioration in the financial condition of our borrowers resulting in significant increases in our loan and lease losses and provisions for those losses and other related adverse impacts to our results of operations and financial condition;

•	estimates of fair value of certain of our assets and liabilities, which could change in value significantly from period to period;
•	competitive pressures in the financial services industry relating to both pricing and loan structures, which may impact our growth rate;
•	unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected paydowns or payoffs of existing loans;
•	inaccurate assumptions in our analytical and forecasting models used to manage our loan and lease portfolio;
•	unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes;
•	availability of sufficient and cost-effective sources of liquidity or funding as and when needed;
•	our ability to retain or the loss of key personnel or an inability to recruit appropriate talent cost-effectively;
•

adverse effects on our information technology systems resulting from failures, human error or cyberattack, including the potential impact of disruptions or security breaches at our third-party service providers, any of which could result in an information or security breach, the disclosure or misuse of confidential or proprietary information, significant legal and financial losses and reputational harm;

•

greater-than-anticipated costs to support the growth of our business, including investments in technology, process improvements or other infrastructure enhancements, or greater-than-anticipated compliance or regulatory costs and burdens;

•	the impact of possible future acquisitions, if any, including the costs and burdens of integration efforts;
•	the ability of the Company to receive dividends from its subsidiaries;
•

changes in SBA rules, regulations and loan products, including specifically the Section 7(a) program, changes in SBA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender; or

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally.

These factors should be considered in evaluating forward-looking statements, and you should not place undue reliance on any forward-looking statements, which speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our Registration Statement on Form S-1, as amended (File No. 333-218362) that we filed with the SEC in connection with our initial public offering on June 19, 2017, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.

We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts and money market deposits accounts (“MMDAs”) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.

We are also exposed to interest rate risk through the retained portion of the SBA loans we make and the related servicing rights. Our SBA loan portfolio is comprised primarily of SBA 7(a) loans, approximately 91% of which are quarterly or monthly adjustable with the prime rate. The SBA portfolio reacts differently in a rising rate environment than our other non-guaranteed portfolios. Generally, when interest rates rise, the prepayments in the SBA portfolio tend to increase.

Our management of interest rate risk is overseen by our bank’s asset liability committee and is chaired by the Byline Bank’s Treasurer based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit durations based on historical analysis and the targeted investment term of capital.

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities and selling residential mortgage loans in the secondary market.

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our client and Byline Bank needs. Typically, customer interest rate swaps are for terms of more than 5 years. As of June 30, 2017, we had a notional amount of $329.6 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

Evaluation of Interest Rate Risk

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least monthly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, , (5) the effect of interest rate limitations in our assets, such as floors and caps, (6) the effect of our interest rate swaps and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2017 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of June 30, 2017	June 30, 2018	June 30, 2019
Immediate Shifts
+400 basis points	14.1%	11.4%
+300 basis points	11.0%	9.0%
+200 basis points	7.7%	6.5%
+100 basis points	4.0%	3.5%
-100 basis points	(6.8)%	(7.8)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	7.1%
+100 basis points	3.7%
-100 basis points	(5.6)%

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 1. Legal Proceedings.

We operate in a highly regulated environment.  From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our prospectus dated June 29, 2017 that was filed with the SEC on July 3, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On June 29, 2017, the Company sold 4,630,194 shares of its common stock in its initial public offering, including 855,000 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares to cover over-allotments. The aggregate offering price for the shares sold by the Company was $88.0 million, and after deducting $6.2 million of underwriting discounts and $5.0 million of offering expenses paid to third parties, the Company received total net proceeds of $76.8 million. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,924,806 shares of our common stock at an aggregate offering price of $36.6 million. All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333- 218362) (the “Registration Statement”), which was declared effective by the SEC on June 29, 2017 and registered shares of our common stock with a maximum aggregate offering price of $137.7 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keefe, Bruyette & Woods, Inc. acted as joint book-running managers for the offering, and Piper Jaffray & Co., Sandler O’Neill + Partners, L.P. and Stephens Inc. acted as co-managers. Our common stock is currently traded on the New York Stock Exchange under the symbol “BY”.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 29, 2017 that was filed with the SEC on July 3, 2017 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the Registration Statement through the date of the filing of this report, the Company used $25.5 million to repurchase all of its outstanding Noncumulative Perpetual Preferred Stock, Series A, on July 14, 2017 and $16.2 million to pay down its line of credit on July 6, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Byline Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 218362) filed on June 19, 2017)

3.2

Amended and Restated Bylaws of Byline Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 218362) filed on June 19, 2017)

3.3

Certificate of Designations of Noncumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 218362) filed on June 19, 2017)

3.4

Certificate of Designations of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock, Series B (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 218362) filed on June 19, 2017)

4.1

Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Form of Repurchase Agreement for Noncumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38139) filed on July 17, 2017)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated

Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or  otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: August 14, 2017	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)