Form 10-Q
period 2017-09-30
BYLINE BANCORP, INC.
filed 2017-11-14
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

Common Stock, $0.01 par value, 29,312,600 shares outstanding as of November 14, 2017

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2017

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at September 30, 2017 (unaudited) and December 31, 2016	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	7
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	85
Item 4.	Controls and Procedures	87

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	87
Item 1A.	Risk Factors	87
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	88

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$16,193	$17,735
Interest bearing deposits with other banks	46,043	28,798
Cash and cash equivalents	62,236	46,533
Securities available-for-sale, at fair value	584,684	608,560
Securities held-to-maturity, at amortized cost (fair value September 30, 2017—$122,266, December 31, 2016—$138,082)	121,453	138,846
Restricted stock, at cost	10,628	14,993
Loans held for sale	2,087	23,976
Loans and leases:
Loans and leases	2,216,499	2,148,011
Allowance for loan and lease losses	(15,980)	(10,923)
Net loans and leases	2,200,519	2,137,088
Servicing assets, at fair value	21,669	21,091
Accrued interest receivable	7,183	6,866
Premises and equipment, net	96,334	102,074
Assets held for sale	12,938	14,748
Other real estate owned, net	13,859	16,570
Goodwill	51,975	51,975
Other intangible assets, net	17,522	19,826
Bank-owned life insurance	5,680	6,557
Deferred tax assets, net	60,350	67,760
Due from counterparty	21,084	—
Other assets	15,241	18,367
Total assets	$3,305,442	$3,295,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$753,662	$724,457
Interest bearing deposits:
NOW, savings accounts, and money market accounts	1,040,774	989,421
Time deposits	726,493	776,516
Total deposits	2,520,929	2,490,394
Accrued interest payable	1,184	2,427
Line of credit	—	20,650
Federal Home Loan Bank advances	234,559	313,715
Securities sold under agreements to repurchase	30,807	17,249
Junior subordinated debentures issued to capital trusts, net	27,482	26,926
Accrued expenses and other liabilities	30,948	41,811
Total liabilities	2,845,909	2,913,172
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	25,441
Common stock, voting $0.01 par value at September 30, 2017 and no par value at December 31, 2016; 150,000,000 shares authorized at September 30, 2017 and December 31, 2016; 29,305,400 shares issued and outstanding at September 30, 2017 and 24,616,706 issued and outstanding at December 31, 2016	292	—
Additional paid-in capital	391,040	313,552
Retained earnings	62,311	50,933
Accumulated other comprehensive loss, net of tax	(4,548)	(7,268)
Total stockholders’ equity	459,533	382,658
Total liabilities and stockholders’ equity	$3,305,442	$3,295,830

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$30,933	$19,081	$88,510	$56,334
Interest on taxable securities	3,720	3,312	11,213	10,492
Interest on tax-exempt securities	174	152	458	509
Other interest and dividend income	217	112	666	254
Total interest and dividend income	35,044	22,657	100,847	67,589
INTEREST EXPENSE
Deposits	2,112	1,063	5,518	3,281
Federal Home Loan Bank advances	850	200	2,282	371
Subordinated debentures and other borrowings	670	529	2,286	1,571
Total interest expense	3,632	1,792	10,086	5,223
Net interest income	31,412	20,865	90,761	62,366
PROVISION FOR LOAN AND LEASE LOSSES	3,900	1,683	9,306	5,348
Net interest income after provision for loan and lease losses	27,512	19,182	81,455	57,018
NON-INTEREST INCOME
Fees and service charges on deposits	1,418	1,465	3,985	4,227
Servicing fees	959	—	2,954	—
ATM and interchange fees	1,495	1,470	4,342	4,392
Net gains on sales of securities available-for-sale	—	802	8	3,231
Net gains (losses) on sales of loans	7,499	(60)	24,026	(39)
Fees on mortgage loan sales, net	—	46	2	101
Other non-interest income	547	1,053	2,102	3,350
Total non-interest income	11,918	4,776	37,419	15,262
NON-INTEREST EXPENSE
Salaries and employee benefits	16,323	11,266	50,151	34,206
Occupancy expense, net	3,301	3,358	10,525	10,511
Equipment expense	630	516	1,809	1,519
Loan and lease related expenses	891	443	2,569	1,090
Legal, audit and other professional fees	1,608	1,065	4,369	3,785
Data processing	2,399	1,990	7,255	5,760
Net loss recognized on other real estate owned and other related expenses	565	292	136	1,386
Regulatory assessments	326	502	894	1,930
Other intangible assets amortization expense	769	747	2,307	2,242
Advertising and promotions	196	156	803	454
Telecommunications	351	370	1,165	1,284
Other non-interest expense	3,706	1,679	7,182	5,521
Total non-interest expense	31,065	22,384	89,165	69,688
INCOME BEFORE PROVISION FOR INCOME TAXES	8,365	1,574	29,709	2,592
PROVISION (BENEFIT) FOR INCOME TAXES	(1,390)	9	7,248	(222)
NET INCOME	9,755	1,565	22,461	2,814
Dividends on preferred shares	195	—	11,081	—
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,560	$1,565	$11,380	$2,814
EARNINGS PER COMMON SHARE
Basic	$0.33	$0.08	$0.43	$0.15
Diluted	$0.32	$0.08	$0.43	$0.15
Weighted average common shares outstanding for basic earnings per common share	29,246,900	19,497,811	26,194,025	18,838,354
Diluted weighted average common shares outstanding for diluted earnings per common share	29,752,331	19,763,434	26,697,841	19,103,977

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$9,755	$1,565	$22,461	$2,814
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	1,473	(953)	4,920	12,465
Reclassification adjustments for net gains included in net income	—	(802)	(8)	(3,231)
Tax effect	303	—	(1,587)	—
Net of tax	1,776	(1,755)	3,325	9,234
Cash flow hedges
Unrealized holding gains (losses) arising during the period	17	398	(1,408)	207
Reclassification adjustments for losses included in net income	159	4	426	4
Tax effect	(88)	—	377	—
Net of tax	88	402	(605)	211
Total other comprehensive income (loss)	1,864	(1,353)	2,720	9,445
Comprehensive income	$11,619	$212	$25,181	$12,259

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$—	$(5,707)	$(5,707)
Other comprehensive gain, net of tax	211	9,234	9,445
Balance, September 30, 2016	$211	$3,527	$3,738

Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive gain (loss), net of tax	(605)	3,325	2,720
Balance, September 30, 2017	$1,628	$(6,176)	$(4,548)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands, except share data) (Unaudited)

					Additional	Retained Earnings	Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2016	15,003	$15,003	17,332,775	$—	$194,774	$(15,796)	$(5,707)	$188,274
Net income	—	—	—	—	—	2,814	—	2,814
Other comprehensive income, net of tax	—	—	—	—	—	—	9,445	9,445
Issuance of common stock, net of issuance cost	—	—	3,078,075	—	50,018	—	—	50,018
Share-based compensation expense	—	—	—	—	553	—	—	553
Balance, September 30, 2016	15,003	$15,003	20,410,850	$—	$245,345	$(12,982)	$3,738	$251,104
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	22,461	—	22,461
Other comprehensive income, net of tax	—	—	—	—	—	—	2,720	2,720
Issuance of common stock in connection with merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance cost	—	—	4,630,194	46	76,783	—	—	76,829
Issuance of common stock in connection with restricted stock awards	—	—	58,900	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(400)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(11,081)	—	(11,081)
Cash paid in lieu of fractional shares	—	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	—	—	—	951	—	—	951
Balance, September 30, 2017	10,438	$10,438	29,305,400	$292	$391,040	$62,311	$(4,548)	$459,533

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,461	$2,814
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	9,306	5,348
Impairment loss on assets held for sale	951	408
Depreciation and amortization of premises and equipment	3,919	3,814
Net amortization of securities	3,544	5,673
Net gains on sales of securities available-for-sale	(8)	(3,231)
Net gains on sales of assets held for sale	(167)	(967)
Net (gains) losses on sales of loans	(24,026)	39
Originations of mortgage loans held for sale	—	(4,045)
Proceeds from mortgage loans sold	151	4,512
Originations of government guaranteed loans	(202,176)	—
Proceeds from government guaranteed loans sold	228,852	—
Accretion of premiums and discounts on acquired loans, net	(24,746)	(24,479)
Net change in servicing assets	(578)	—
Net valuation adjustments on other real estate owned	367	904
Net gains on sales of other real estate owned	(1,538)	(1,134)
Amortization of intangible assets	2,307	2,242
Amortization of time deposit premium	(759)	(66)
Amortization of Federal Home Loan Bank advances premium	(156)	—
Accretion of junior subordinated debentures discount	556	660
Share-based compensation expense	951	553
Deferred tax provision	6,196	—
Increase in cash surrender value of bank owned life insurance	(209)	(184)
Gain on death benefit of bank owned life insurance	(313)	—
Changes in assets and liabilities:
Accrued interest receivable	(345)	(659)
Other assets	530	(436)
Accrued interest payable	(1,243)	(588)
Accrued expenses and other liabilities	(11,382)	(3,497)
Net cash provided by (used in) operating activities	12,445	(12,319)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(34,814)	(526,084)
Proceeds from maturities and calls of securities available-for-sale	7,672	84,272
Proceeds from paydowns of securities available-for-sale	53,171	81,522
Proceeds from sales of securities available-for-sale	8	507,362
Purchases of securities held-to-maturity	—	(59,436)
Proceeds from maturities and calls of securities held-to-maturity	655	—
Proceeds from paydowns of securities held-to-maturity	15,597	21,881
Purchases of Federal Home Loan Bank stock	(9,855)	(4,642)
Federal Home Loan Bank stock repurchases	14,220	1,000
Proceeds from other loans sold	9,984	—
Net change in loans and leases	(63,502)	(357,862)
Purchases of premises and equipment	(2,253)	(4,515)
Proceeds from sales of premises and equipment	—	88
Proceeds from sales of assets held for sale	4,398	2,126
Proceeds from sales of other real estate owned	9,583	13,945
Proceeds from bank owned life insurance death benefit	1,399	-
Net cash provided by (used in) investing activities	6,263	(240,343)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$31,294	$62,285
Proceeds from Federal Home Loan Bank advances	1,993,000	4,967,000
Repayments of Federal Home Loan Bank advances	(2,072,000)	(4,822,000)
Repayments of line of credit	(20,650)	—
Net increase in securities sold under agreements to repurchase	13,558	1,435
Dividends paid on preferred stock	(11,081)	—
Cash paid in lieu of fractional shares	(2)	—
Proceeds from issuance of common stock	76,829	50,018
Proceeds from issuance of preferred stock	1,050	—
Repurchase of preferred stock	(15,003)	—
Net cash provided by (used in) financing activities	(3,005)	258,738
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,703	6,076
CASH AND CASH EQUIVALENTS, beginning of period	46,533	44,884
CASH AND CASH EQUIVALENTS, end of period	$62,236	$50,960
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,689	$5,217
Cash payments (refunds) during the period for taxes	$2,121	$(250)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$3,325	$9,234
Change in fair value of cash flow hedges, net of tax	$(605)	$211
Delayed payments of mortgage-backed securities	$389	$447
Transfers of loans to loans held for sale	$10,061	$1,477
Transfers of loans to other real estate owned	$5,701	$3,721
Internally financed sale of other real estate owned	$—	$1,447
Transfers of land and premises to assets held for sale	$3,372	$10,486
Transfers of premises and equipment to other assets	$702	$—
Due from counterparty	$21,084	$—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2017 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

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

Revenue from Contracts with Customers In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, deferred by ASU No. 2015-14 and clarifying standards, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU No. 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently evaluating which, if any, of its sources of non-interest income will be impacted by this ASU. Assuming the Company remains an emerging growth company, the Company expects to adopt this new guidance on January 1, 2019, with

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: (1) identifying performance obligations and (2) licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606, Revenues from Contracts with Customers. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

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

Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods beginning January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company expects an increase in assets and liabilities as a result of recognizing additional lease contracts where the Company is lessee.

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

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

Income Taxes (Topic 740) In October 2016, the FASB issued ASU No. 2016-16, Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party; this update clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Nonrefundable Fees and Other Costs (Subtopic 310-20) In March 2017, FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium at the earliest call date. Under current GAAP, the Company amortizes the premium as an adjustment of yield over the contractual life of the instrument. As a result, upon exercise of a call on a callable debt security held at a premium, the unamortized premium is charged to earnings. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

Under the terms of the Agreement, each Ridgestone common share was converted into the right to receive, at the election of the stockholder (subject to proration as outlined in the Agreement), either cash or Company common stock, or the combination of both. Total consideration included aggregate cash in the amount of $36.8 million and the issuance of 4,199,791 shares of the Company’s common stock valued at $16.25 per common share. The transaction resulted in goodwill of $26.3 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Acquisition advisory expenses related to the Ridgestone acquisition of $1.1  million are reflected in non-interest expense on the Consolidated Statements of Operations for the nine months ended September 30, 2016. Stock issuance costs were not material. There were no contingent assets or liabilities arising from the acquisition.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the pro forma information for the results of operations for the three and nine months ended September 30, 2016, as if the acquisition had occurred on January 1, 2016. The pro forma results combine the historical results of Ridgestone into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Total revenues (net interest income and non-interest income)	$44,595	$130,536
Net income (loss)	$6,816	$17,603
Earnings per share—basic	$0.29	$0.76
Earnings per share—diluted	$0.28	$0.76

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Ridgestone for period from January 1, 2017 through September 30, 2017. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Ridgestone was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,998	$—	$(73)	$14,925
U.S. Government agencies	54,231	—	(1,012)	53,219
Obligations of states, municipalities, and political subdivisions	32,619	129	(213)	32,535
Residential mortgage-backed securities
Agency	329,782	7	(5,749)	324,040
Non-agency	25,429	87	(46)	25,470
Commercial mortgage-backed securities
Agency	72,190	44	(1,477)	70,757
Non-agency	31,838	—	(581)	31,257
Corporate securities	27,093	493	(62)	27,524
Other securities	3,626	1,387	(56)	4,957
Total	$591,806	$2,147	$(9,269)	$584,684

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,078	$317	$(36)	$24,359
Residential mortgage-backed securities
Agency	56,453	275	(82)	56,646
Non-agency	40,922	364	(25)	41,261
Total	$121,453	$956	$(143)	$122,266

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,995	$4	$(79)	$14,920
U.S. Government agencies	60,180	—	(1,323)	58,857
Obligations of states, municipalities, and political subdivisions	16,271	60	(272)	16,059
Residential mortgage-backed securities
Agency	376,800	—	(8,640)	368,160
Non-agency	20,107	—	(174)	19,933
Commercial mortgage-backed securities
Agency	78,954	—	(1,551)	77,403
Non-agency	32,061	—	(1,009)	31,052
Corporate securities	17,065	350	(86)	17,329
Other securities	4,161	742	(56)	4,847
Total	$620,594	$1,156	$(13,190)	$608,560

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,878	$105	$(229)	$24,754
Residential mortgage-backed securities
Agency	67,692	35	(283)	67,444
Non-agency	46,276	50	(442)	45,884
Total	$138,846	$190	$(954)	$138,082

The Company did not classify securities as trading during 2016 or during the nine months ended September 30, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$14,925	$(73)	$—	$—	$14,925	$(73)
U.S. Government agencies	9	28,418	(438)	24,801	(574)	53,219	(1,012)
Obligations of states, municipalities and political subdivisions	23	14,431	(122)	2,082	(91)	16,513	(213)
Residential mortgage-backed securities
Agency	40	222,548	(3,356)	93,293	(2,393)	315,841	(5,749)
Non-agency	1	4,789	(46)	—	—	4,789	(46)
Commercial mortgage-backed securities
Agency	7	39,378	(1,108)	19,740	(369)	59,118	(1,477)
Non-agency	5	31,257	(581)	—	—	31,257	(581)
Corporate securities	3	4,959	(62)	—	—	4,959	(62)
Other securities	1	—	—	1,938	(56)	1,938	(56)
Total	94	$360,705	$(5,786)	$141,854	$(3,483)	$502,559	$(9,269)

		Less than 12 Months		12 Months or Longer		Total
September 30, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	7	$4,855	$(36)	$—	$—	$4,855	$(36)
Residential mortgage-backed securities
Agency	9	20,287	(82)	—	—	20,287	(82)
Non-agency	3	4,568	(25)	—	—	4,568	(25)
Total	19	$29,710	$(143)	$—	$—	$29,710	$(143)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	3	$9,918	$(79)	$—	$—	$9,918	$(79)
U.S. Government agencies	10	58,857	(1,323)	—	—	58,857	(1,323)
Obligations of states, municipalities and political subdivisions	14	7,799	(259)	115	(13)	7,914	(272)
Residential mortgage-backed securities
Agency	41	364,713	(8,483)	3,447	(157)	368,160	(8,640)
Non-agency	2	19,933	(174)	—	—	19,933	(174)
Commercial mortgage-backed securities
Agency	8	70,762	(1,488)	6,641	(63)	77,403	(1,551)
Non-agency	5	31,052	(1,009)	—	—	31,052	(1,009)
Corporate securities	4	5,097	(78)	2,522	(8)	7,619	(86)
Other securities	1	—	—	1,994	(56)	1,994	(56)
Total	88	$568,131	$(12,893)	$14,719	$(297)	$582,850	$(13,190)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	22	$16,235	$(229)	$—	$—	$16,235	$(229)
Residential mortgage-backed securities
Agency	15	52,156	(283)	—	—	52,156	(283)
Non-agency	5	29,245	(442)	—	—	29,245	(442)
Total	42	$97,636	$(954)	$—	$—	$97,636	$(954)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2017, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 113 investment securities with unrealized losses at September 30, 2017, of which only one had a continuous unrealized loss position for 12 consecutive months or longer that is greater than 5% of amortized cost. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities were available-for-sale, and the associated gains and losses for the three and nine months ended September 30, 2017 and 2016 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds	$—	$107,949	$8	$507,362
Gross gains	—	912	8	3,341
Gross losses	—	(110)	—	(110)

The amount of net gains reclassified from accumulated other comprehensive income (loss) into earnings for the nine months ended September 30, 2017 and 2016 were $8,000 and $3.2 million, respectively. There were no gains or losses reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended September 30, 2017 and $802,000 for the three months ended September 30, 2016.

Securities pledged at September 30, 2017 and December 31, 2016 had carrying amounts of $226.0 million and $178.6 million, respectively. At September 30, 2017 and December 31, 2016, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $189.9 million and $93.2 million, respectively and for customer repurchase agreements of $35.9 million and $19.9 million, respectively. There were no securities pledged for advances from the Federal Home Loan Bank at September 30, 2017. At December 31, 2016 the carrying amount of securities pledged for advances from the Federal Home Loan Bank were $58.7 million. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2017, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$5,289	$5,287
Due from one to five years	70,097	69,824
Due from five to ten years	42,448	42,006
Due after ten years	11,807	11,625
Mortgage-backed securities	459,239	451,524
Other securities with no defined maturity	2,926	4,418
Total	$591,806	$584,684
Held-to-maturity
Due from one to five years	$524	$528
Due from five to ten years	13,735	13,835
Due after ten years	9,819	9,996
Mortgage-backed securities	97,375	97,907
Total	$121,453	$122,266

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2017	2016
Commercial real estate	$862,523	$796,950
Residential real estate	582,569	610,699
Construction, land development, and other land	94,639	141,122
Commercial and industrial	503,093	439,476
Installment and other	3,208	2,917
Lease financing receivables	168,924	155,999
Total loans and leases	2,214,956	2,147,163
Net unamortized deferred fees and costs	(1,874)	(2,119)
Initial direct costs	3,417	2,967
Allowance for loan and lease losses	(15,980)	(10,923)
Net loans and leases	$2,200,519	$2,137,088

	September 30,	December 31,
	2017	2016
Lease financing receivables
Net minimum lease payments	$183,035	$168,345
Unguaranteed residual values	1,580	1,787
Unearned income	(15,691)	(14,133)
Total lease financing receivables	168,924	155,999
Initial direct costs	3,417	2,967
Lease financial receivables before allowance for lease losses	$172,341	$158,966

At September 30, 2017 and December 31, 2016, total loans and leases included the guaranteed amount of U.S. Government guaranteed loans of $51.9 million and $34.8 million, respectively. At September 30, 2017 and December 31,

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

2016, installment and other loans included overdraft deposits of $483,000 and $1.0 million, respectively, which were reclassified as loans. At September 30, 2017 and December 31, 2016, loans and loans held for sale pledged as security for borrowings were $530.3 million and $507.2 million, respectively. Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases.

The minimum annual lease payments for lease financing receivables as of September 30, 2017 are summarized as follows:

Minimum Lease Payments
2017	$15,345
2018	62,718
2019	48,463
2020	32,863
2021	17,699
Thereafter	5,947
Total	$183,035

Originated loans and leases represent originations following a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2017 and December 31, 2016:

September 30, 2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$463,020	$173,106	$225,759	$861,885
Residential real estate	398,062	152,149	32,451	582,662
Construction, land development, and other land	85,666	5,424	3,214	94,304
Commercial and industrial	390,331	11,433	100,291	502,055
Installment and other	2,726	488	38	3,252
Lease financing receivables	134,193	—	38,148	172,341
Total loans and leases	$1,473,998	$342,600	$399,901	$2,216,499

December 31, 2016	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$338,752	$207,303	$250,289	$796,344
Residential real estate	394,168	175,717	40,853	610,738
Construction, land development, and other land	119,357	6,979	14,430	140,766
Commercial and industrial	309,097	13,464	115,677	438,238
Installment and other	2,021	574	364	2,959
Lease financing receivables	118,493	—	40,473	158,966
Total loans and leases	$1,281,888	$404,037	$462,086	$2,148,011

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.8 million and $1.6 million, at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017		December 31, 2016
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$245,182	$173,106	$278,893	$207,303
Residential real estate	215,135	152,149	236,384	175,717
Construction, land development, and other land	13,511	5,424	15,292	6,979
Commercial and industrial	20,255	11,433	23,164	13,464
Installment and other	1,842	488	1,976	574
Total acquired impaired loans	$495,925	$342,600	$555,709	$404,037

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$37,619	$35,663	$36,868	$43,915
Accretion to interest income	(8,165)	(5,859)	(24,768)	(20,071)
Reclassification from nonaccretable difference	6,901	1,777	24,255	7,737
Ending balance	$36,355	$31,581	$36,355	$31,581

Acquired non-impaired loans and leases—The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$232,016	$225,759	$259,055	$250,289
Residential real estate	32,984	32,451	41,282	40,853
Construction, land development, and other land	3,277	3,214	14,619	14,430
Commercial and industrial	111,167	100,291	125,806	115,677
Installment and other	352	38	402	364
Lease financing receivables	39,053	38,148	40,205	40,473
Total acquired non-impaired loans and leases	$418,849	$399,901	$481,369	$462,086

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Loans and leases considered for inclusion in the allowance for loan and lease losses include acquired non-impaired loans and leases, those acquired impaired loans with credit deterioration after acquisition, and originated loans and leases. Although all acquired loans and leases are included in the following table, only those with credit deterioration subsequent to acquisition date are actually included in the allowance for loan and lease losses.

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2017 and 2016 are as follows:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Provisions	1,577	52	(111)	1,440	13	929	3,900
Charge-offs	(186)	(161)	—	(763)	(327)	(862)	(2,299)
Recoveries	—	—	—	—	—	410	410
Ending balance	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980

Nine months ended
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions	3,591	(400)	(526)	3,932	23	2,686	9,306
Charge-offs	(477)	(357)	—	(1,762)	(327)	(2,399)	(5,322)
Recoveries	—	—	—	—	—	1,073	1,073
Ending balance	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending balance:
Individually evaluated for impairment	$1,186	$176	$—	$1,585	$2	$—	$2,949
Collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans acquired with deteriorated credit quality	2,029	313	61	1,392	18	—	3,813
Total allowance for loan and lease losses	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980

September 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$14,928	$1,948	$565	$6,075	$2	$—	$23,518
Collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Loans acquired with deteriorated credit quality	173,106	152,149	5,424	11,433	488	—	342,600
Total loans and leases	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$2,119	$1,303	$489	$1,472	$367	$740	$6,490
Provisions	27	41	66	624	(3)	928	1,683
Charge-offs	(1,078)	25	(95)	(2)	(9)	(671)	(1,830)
Recoveries	—	—	—	—	—	158	158
Ending balance	$1,068	$1,369	$460	$2,094	$355	$1,155	$6,501

Nine months ended
Beginning balance	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provisions	3,050	(980)	323	768	8	2,179	5,348
Charge-offs	(4,262)	(632)	(95)	(77)	(10)	(1,934)	(7,010)
Recoveries	—	—	—	—	—	531	531
Ending balance	$1,068	$1,369	$460	$2,094	$355	$1,155	$6,501
Ending balance:
Individually evaluated for impairment	$—	$339	$—	$192	$328	$—	$859
Collectively evaluated for impairment	669	534	413	1,264	1	1,155	4,036
Loans acquired with deteriorated credit quality	399	496	47	638	26	—	1,606
Total allowance for loan and lease losses	$1,068	$1,369	$460	$2,094	$355	$1,155	$6,501

September 30, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$6,374	$2,553	$—	$192	$328	$—	$9,447
Collectively evaluated for impairment	377,090	438,446	104,369	244,566	1,055	154,557	1,320,083
Loans acquired with deteriorated credit quality	187,359	185,979	7,539	6,512	590	—	387,979
Total loans and leases	$570,823	$626,978	$111,908	$251,270	$1,973	$154,557	$1,717,509

The Company increased the allowance for loan and lease losses by $2.0 million and $5.1 million for the three and nine months ended September 30, 2017, respectively. The Company increased the allowance for loan and lease losses by $11,000 for the three months ended September 30, 2016 and decreased the allowance for loan and lease losses by $1.1 million for the nine months ended September 30, 2016. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $559,000 and $2.2 million for the three and nine months ended September 30, 2017, respectively. The Company increased the allowance for loan and lease losses for acquired impaired loans by $8,000 for the three months ended September 30, 2016 and decreased the allowance for loan and lease losses for acquired impaired loans by $1.7 million for the nine months ended September 30, 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of September 30, 2017 and December 31, 2016, which excludes acquired impaired loans:

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$9,541	$10,149	$—
Residential real estate	1,581	2,589	—
Construction, land development and other land	565	565	—
Commercial and industrial	3,465	3,652	—
With an allowance recorded
Commercial real estate	5,387	5,521	1,186
Residential real estate	367	387	176
Commercial and industrial	2,610	2,934	1,585
Installment and other	2	310	2
Total impaired loans	$23,518	$26,107	$2,949

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$8,916	$9,502	$—
Residential real estate	804	1,999	—
Commercial and Industrial	521	524	—
With an allowance recorded
Residential real estate	496	528	293
Commercial and industrial	861	869	396
Installment and other	328	361	328
Total impaired loans	$11,926	$13,783	$1,017

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the periods ended as follows:

September 30, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$10,605	$419
Residential real estate	1,698	33
Construction, land development and other land	269	2
Commercial and Industrial	2,391	253
With an allowance recorded
Commercial real estate	1,043	287
Residential real estate	444	4
Construction, land development and other land	19	—
Commercial and industrial	1,673	500
Installment and other	213	11
Total impaired loans	$18,355	$1,509

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2016	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$4,129	$128
Residential real estate	2,479	65
Construction, land development and other land	96	—
Commercial and industrial	12	—
With an allowance recorded
Commercial real estate	2,099	—
Residential real estate	727	7
Construction, land development and other land	156	—
Commercial and industrial	171	2
Installment and other	328	11
Total impaired loans	$8,337	$192

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2017 and December 31, 2016:

September 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$617,061	$421,109	$73,781	$400,838	$2,761	$170,410	$1,685,960
Watch	44,273	4,871	11,947	71,752	3	214	133,060
Special Mention	11,958	2,513	2,587	10,104	—	894	28,056
Substandard	15,487	2,020	565	7,928	—	639	26,639
Doubtful	—	—	—	—	—	184	184
Loss	—	—	—	—	—	—	—
Total	$688,779	$430,513	$88,880	$490,622	$2,764	$172,341	$1,873,899

December 31, 2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$536,499	$419,880	$129,732	$369,136	$2,052	$157,296	$1,614,595
Watch	38,707	10,885	2,897	52,872	4	324	105,689
Special Mention	5,377	3,116	1,158	1,258	1	512	11,422
Substandard	8,458	1,140	—	1,508	328	739	12,173
Doubtful	—	—	—	—	—	95	95
Loss	—	—	—	—	—	—	—
Total	$589,041	$435,021	$133,787	$424,774	$2,385	$158,966	$1,743,974

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2017 and December 31, 2016:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$350	$596	$—	$8,672	$9,618	$679,161	$688,779
Residential real estate	—	220	—	1,852	2,072	428,441	430,513
Construction, land development, and other land	—	—	—	565	565	88,315	88,880
Commercial and industrial	2,245	416	—	3,537	6,198	484,424	490,622
Installment and other	2	—	—	—	2	2,762	2,764
Lease financing receivables	995	328	—	495	1,818	170,523	172,341
Total	$3,592	$1,560	$—	$15,121	$20,273	$1,853,626	$1,873,899

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$2,944	$648	$—	$3,935	$7,527	$581,514	$589,041
Residential real estate	243	—	—	1,118	1,361	433,660	435,021
Construction, land development, and other land	1,363	—	—	—	1,363	132,424	133,787
Commercial and industrial	6,066	374	—	958	7,398	417,376	424,774
Installment and other	—	—	—	328	328	2,057	2,385
Lease financing receivables	2,070	390	—	445	2,905	156,061	158,966
Total	$12,686	$1,412	$—	$6,784	$20,882	$1,723,092	$1,743,974

At September 30, 2017 and December 31, 2016, the Company had a recorded investment in troubled debt restructurings of $2.3 million and $1.2 million, respectively. The restructurings were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The Company has not allocated any specific allowance for these loans at September 30, 2017 and December 31, 2016. In addition, there were no commitments outstanding on troubled debt restructurings.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2017 and year ended December 31, 2016 did not result in any charge-offs or permanent reductions of the recorded investments in the loans. There were $867,000 and $2.1 million of loans modified as troubled debt restructurings during the three and nine months ended September 30, 2017. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the year ended December 31, 2016 had a recorded investment of $477,000. No troubled debt restructurings subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, the reserve for unfunded commitments was $1.0 million and $760,000, respectively. During the nine months ended September 30, 2017 and 2016, the provisions for unfunded commitments were $272,000 and $56,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

As part of the Ridgestone acquisition, the Company acquired loan servicing assets. The Company did not hold any servicing assets until the acquisition on October 14, 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Loan portfolios serviced for:
SBA guaranteed loans	$1,001,845	$911,803
USDA guaranteed loans	87,589	106,125
Total	$1,089,434	$1,017,928

Activity for servicing assets and the related changes in fair value for the nine months ended September 30, 2017 is as follows:

Nine Months Ended
September 30, 2017
Beginning balance	$21,091
Additions, net	4,675
Changes in fair value	(4,097)
Ending balance	$21,669

Loan servicing income totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$16,570	$26,715
Net additions to OREO	5,701	3,721
Proceeds from the sales of OREO	(9,583)	(15,392)
Net gains on sales of OREO	1,538	1,134
Valuation adjustments	(367)	(904)
Ending balance	$13,859	$15,274

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $2.0 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
Beginning balance	$51,975	$19,776	$25,688	$22,275
Amortization or accretion	—	(2,293)	—	(2,228)
Ending balance	$51,975	$17,483	$25,688	$20,047
Accumulated amortization or accretion	N/A	$12,703	N/A	$9,653
Weighted average remaining amortization or accretion period	N/A	5.8 Years	N/A	6.8 Years

The Company had other intangible assets of $39,000 and $50,000 as of September 30, 2017 and December 31, 2016, respectively, related to trademark-related transactions.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at September 30, 2017:

Estimated Amortization
2017	$767
2018	3,060
2019	3,050
2020	3,027
2021	3,017
Thereafter	4,601
Total	$17,522

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 24.4% and (8.6)%, respectively. The Company began to recognize income tax expense in the quarter ended December 31, 2016 after the reversal of $61.9 million of the Company’s previously established valuation allowance on its net deferred tax assets.

Deferred tax assets decreased $7.4 million from $67.8 million at December 31, 2016 to $60.4 million at September 30, 2017. This decrease was primarily due to a reduction in the Company’s net operation loss carryforwards being applied to the current year tax liability.

As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017.   As a result of the increase in the corporate income tax rate, we recorded a state income tax benefit of $4.6 million due to increased value of our deferred tax asset related to our Illinois net loss deduction.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Non-interest bearing demand deposits	$753,662	$724,457
Interest bearing checking accounts	187,232	173,929
Money market demand accounts	418,006	369,074
Other savings	435,536	446,418
Time deposits (below $100,000)	377,929	392,854
Time deposits ($100,000 and above)	348,564	383,662
Total deposits	$2,520,929	$2,490,394

Time deposits of $100,000 or more included $30.8 million of brokered deposits at December 31, 2016 and none at September 30, 2017. Time deposits in denominations of $250,000 or more at September 30, 2017 and December 31, 2016 were $83.4 million and $117.4 million, respectively.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of September 30, 2017 and December 31, 2016, which include acquisition accounting adjustments of $72,000 and $228,000, respectively, along with weighted average costs and scheduled maturities:

	September 30,	December 31,
	2017	2016
Federal Home Loan Bank advances	$234,559	$313,715
Weighted average cost	1.32%	0.73%

Scheduled Maturities
2017	$225,000
2018	9,559
Total	$234,559

At September 30, 2017, advances had fixed terms with interest rates ranging from 1.24% to 3.22% and maturities ranging from December 2017 to February 2018. The Bank’s advances from the FHLB are collateralized by residential real estate loans and securities. At September 30, 2017 and December 31, 2016, the Bank had additional borrowing capacity from the FHLB of $913.0 million and $647.9 million, respectively, subject to the availability of proper collateral.  The Bank’s maximum borrowing capacity is limited to 35% of total assets.

FHLB advances assumed from the Ridgestone acquisition of $1.5 million are putable quarterly and are required to be repaid upon the request of the FHLB.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedge Activities for additional information.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Securities sold under agreements to repurchase	$30,807	$17,249
Line of credit	—	20,650
Total	$30,807	$37,899

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, in connection with the Ridgestone acquisition, the Company entered into a $30.0 million credit agreement with The PrivateBank and Trust and Company, now known as CIBC Bank USA (“CIBC”), with a $300,000 commitment fee payable at such time. The line of credit matured on October 12, 2017 and carried an interest rate equal to the Prime Rate. At September 30, 2017 and December 31, 2016, the interest rate was 4.25% and 3.75%, respectively. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants set forth in the line of credit agreement.  In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance reaches $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity.  In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering.  On October 12, 2017, the Company amended the credit agreement, which extended the maturity date to October 11, 2018. The amended revolving line of credit bears interest at either the LIBOR Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election, which is required to be communicated to CIBC at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 25 basis points.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Federal Reserve Bank of Chicago discount window line	$135,278	$110,600
Available federal funds lines	40,000	20,000

Note 14—Junior Subordinated Debentures

At September 30, 2017 and December 31, 2016, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2017	Aggregate Principal Amount December 31, 2016	Stated Maturity	Contractual Rate at September 30, 2017	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.11%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	5.09%	Five-year LIBOR + 3.50%
Total liability, at par	36,500	36,500
Discount	(9,018)	(9,574)
Total liability, at carrying value	$27,482	$26,926

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The debentures bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 2.79% (4.11% and 3.78% at September 30, 2017 and December 31, 2016, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $54,000 and $50,000 as of September 30, 2017 and December 31, 2016, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (5.09% at September 30, 2017 and December 31, 2016), which is in effect until September 30, 2018 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of September 30, 2017 or December 31, 2016.
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

The minimum annual rental commitments for operating leases subsequent to September 30, 2017, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2017	$754
2018	2,849
2019	2,506
2020	2,006
2021	1,759
Thereafter	3,025
Total	$12,899

The Company’s rental expenses for the nine months ended September 30, 2017 and 2016  were $3.4 million and $2.7 million, respectively. Rental expenses for the three months ended September 30, 2017 and 2016 were $1.1 million and $950,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company received $526,000 and $551,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended September 30, 2017 and 2016 was $166,000 and $187,000, respectively. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. The amounts are not material.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$46,427	$425,115	$37,731	$332,928
Standby letters of credit	1,050	3,655	1,060	4,135
Total	$47,477	$428,770	$38,791	$337,063

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.23% to 19.50% and maturities up to 2020. Variable rate loan commitments have interest rates ranging from 2.45% to 8.25% and maturities up to 2040.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
September 30, 2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,925	$14,925	$—	$—
U.S. Government agencies	53,219	—	53,219	—
Obligations of states, municipalities, and political subdivisions	32,535	—	31,985	550
Mortgage-backed securities; residential
Agency	324,040	—	324,040	—
Non-Agency	25,470	—	25,470	—
Mortgage-backed securities; commercial
Agency	70,757	—	70,757	—
Non-Agency	31,257	—	31,257	—
Corporate securities	27,524	—	27,524	—
Other securities	4,957	1,938	2,480	539
Servicing assets	21,669	—	—	21,669
Derivative assets	3,913	—	3,913	—
Financial liabilities
Derivative liabilities	1,190	—	1,190	—

		Fair Value Measurements Using
December 31, 2016	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,920	$14,920	$—	$—
U.S. Government agencies	58,857	—	58,857	—
Obligations of states, municipalities, and political subdivisions	16,059	—	15,509	550
Mortgage-backed securities; residential
Agency	368,160	—	368,160	—
Non-Agency	19,933	—	19,933	—
Mortgage-backed securities; commercial
Agency	77,403	—	77,403	—
Non-Agency	31,052	—	31,052	—
Corporate securities	17,329	—	17,329	—
Other securities	4,847	1,938	2,379	530
Servicing assets	21,091	—	—	21,091
Derivative assets	4,317	—	4,317	—
Financial liabilities
Derivative liabilities	559	—	559	—

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2017	2016	2017	2016
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,080	$—	$21,091	$—
Additions, net	—	—	4,675	—
Amortization	3	—	—	—
Change in unrealized loss	6	—	—	—
Change in fair value	—	—	(4,097)	—
Balance, end of period	$1,089	$—	$21,669	$—

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2017:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.0%—2.4%	2.2%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	7.5%—9.9%	8.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	1.7%—9.0%	7.6%	Decrease
		Discount rate	9.1%—16.2%	12.8%	Decrease
		Expected weighted average loan life	0.4—11.5 years	6.1 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
September 30, 2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$13,742	$—	$—	$13,742
Residential real estate	1,772	—	—	1,772
Construction, land development, and other land	565	—	—	565
Commercial and industrial	4,490	—	—	4,490
Installment and other	-	—	—	-
Assets held for sale	12,938	—	—	12,938
Other real estate owned	13,859	—	—	13,859

		Fair Value Measurements Using
December 31, 2016	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$8,916	$—	$—	$8,916
Residential real estate	1,007	—	—	1,007
Construction, land development, and other land	—	—	—	—
Commercial and industrial	986	—	—	986
Installment and other	—	—	—	—
Assets held for sale	14,748	—	—	14,748
Other real estate owned	16,570	—	—	16,570

The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the Company’s assets and liabilities classified as Level 3 and measured at fair value on a non-recurring basis as of September 30, 2017:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2017		2016
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$16,193	$16,193	$17,735	$17,735
Interest bearing deposits with other banks	2	46,043	46,043	28,798	28,798
Securities held-to-maturity	2	121,453	122,266	138,846	138,082
Other restricted stock	2	10,628	10,628	14,993	14,993
Loans held for sale	3	2,087	2,335	23,976	26,487
Loans and lease receivables, net	3	2,200,519	2,118,769	2,137,088	2,068,157
Accrued interest receivable	3	7,183	7,183	6,866	6,866
Financial liabilities
Non-interest bearing deposits	2	753,662	753,662	724,457	724,457
Interest bearing deposits	2	1,767,267	1,721,537	1,765,937	1,723,941
Accrued interest payable	2	1,184	1,184	2,427	2,427
Line of credit	2	-	-	20,650	20,650
Federal Home Loan Bank advances	2	234,559	234,543	313,715	313,646
Securities sold under repurchase agreement	2	30,807	30,807	17,249	17,249
Junior subordinated debentures	3	27,482	26,779	26,926	26,943

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$3,265	$545	$100,000	$3,719	$—
Derivatives not designated as hedging instruments
Other interest rate swaps	81,712	648	645	51,213	598	559
Total derivatives	$331,712	$3,913	$1,190	$151,213	$4,317	$559

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of September 30, 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings when the hedged FHLB advances affect earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the three or nine months ended September 30, 2017 and 2016.

Interest expense recorded on these swap transactions totaled $159,000 and $426,000 during the three and nine months ended September 30, 2017, respectively, and is reported as a component of interest expense on FHLB advances.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Interest expense recorded on swap transactions totaled $4,000 during the three and nine months ended September 30, 2016. At September 30, 2017, the Company estimates $249,000 of the unrealized gain to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended September 30, 2017.

	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$(1,408)	$(426)	$—

Other interest rate swaps—The total combined notional amount was $81.7 million with maturities ranged from January 2020 to August 2027. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three and nine months ended September 30, 2017, transaction fees related to these derivative instruments were $40,000 and $219,000, respectively. During the three and nine months ended September 30, 2016, transaction fees were $191,000 and $580,000, respectively.

The following table reflects other interest rate swaps as of September 30, 2017:

Notional amounts	$81,712
Derivative assets fair value	648
Derivative liabilities fair value	645
Weighted average pay rates	4.26%
Weighted average receive rates	3.68%
Weighted average maturity	6.1 years

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The credit valuation adjustment (“CVA”) is a fair value adjustment to the derivative to account for this risk. During the three and nine months ended September 30, 2017, the CVA resulted in a decrease to non-interest income of $6,000 and $36,000, respectively. During the three and nine months ended September 30, 2016, the CVA resulted in a decrease to non-interest income of $14,000 and $51,000, respectively.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of September 30, 2017:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$3,913	$1,190
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$3,913	$1,190
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(677)	(677)
Collateral posted	(2,949)	(502)
Net credit exposure	$287	$11

Note 18 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our initial public offering (“IPO”).  The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards.  A total of 1,550,000 shares of our common stock have been reserved and are available for issuance under the Omnibus Plan.

On July 6, 2017, in conjunction with the completion of the IPO, the Company granted 58,900 restricted shares of the Company’s voting common stock, par value of $0.01 per share, to certain key employees, pursuant to the Omnibus Plan.  The restricted shares will cliff vest on the third anniversary of the grant date, subject to continued employment.  Subsequent to the grant date, 400 restricted shares were forfeited.  As of September 30, 2017, there were 1,491,500 shares available for future grants under the Omnibus Plan.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2017:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	—	$—
Granted	58,900	$20.18
Vested	—	$—
Forfeited	(400)	$20.18
Ending balance outstanding at September 30, 2017	58,500	$20.18

No restricted shares vested during the nine months ended September 30, 2017.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. No restricted shares were outstanding in 2016.

  The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2017:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Nine Months Ended September 30,
2017
Total share-based compensation - restricted stock	$94
Income tax benefit	38
Unrecognized compensation expense	1,087
Weighted-average amortization period remaining	2.8 years

In October 2017, the Company granted 7,500 restricted shares of the Company’s voting common stock, par value $0.01 per share, under the Omnibus Plan.  These restricted shares will vest ratably over four years on each anniversary of the grant date, subject to continued employment.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2016 or for the nine months ended September 30, 2017.  At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this Plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase  212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the nine months ended September 30, 2017.  In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan.  Options to purchase a total of 1,798,220 shares remain outstanding under the BYB Plan.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from 1 to 5 years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies.

The vesting of Time Options is conditional based on completion of service. Performance Options have conditional vesting based on either performance targets or market performance. Certain Performance Options’ performance goals will be satisfied (in whole or in part) if the Bank achieves various performance targets such as profitability, asset quality, and conditional based on market performance, as outlined in the BYB Plan. Each of the performance goals identified are measured for achievement (or failure to achieve) independent of each other. In October 2017, the Board of Directors determined that the Performance Option goals were satisfied, in whole, and these Performance Options converted to Time Options.  As a result of the previous completion of service, 414,894 performance options vested on October 3, 2017.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options. The fair values of options under the BYB Plan were determined using the following assumptions as of the grant dates:

	Time Options Grants
	2016	2015
Risk-free interest rate	1.34% - 1.40%	1.68% - 1.85%
Expected term (years)	5.2 - 5.6	5.7 - 6.3
Expected stock price volatility	20.39%	16.18%-16.55%
Expected dividend yield	0.00%	0.00%
Weighted average grant date fair value	$3.55	$2.25

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Performance Options Grants
	2016	2015
Risk-free interest rate	Implied forward rates	Implied forward rates
Expected term (years)	Variable	Variable
Expected stock price volatility	20.34% - 20.39%	16.18%-16.55%
Expected dividend yield	0.00%	0.00%
Weighted average grant date fair value	$3.75	$1.65

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2017:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance	1,798,220	$11.95	$15,788	9.8
Granted	—
Expired	—
Exercised	—
Forfeited	—
Ending balance outstanding at September 30, 2017	1,798,220	$11.95	$16,545	7.9
Exercisable at September 30, 2017	835,263	$11.31	$8,310	7.7

There were no stock options exercised during the nine months ended September 30, 2017.  The total fair value of stock options vested during the nine months ended September 30, 2017 was $477,000.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Total share-based compensation – stock options	$857	$553
Income tax benefit	348	—
Unrecognized compensation expense	1,074	1,431
Weighted-average amortization period remaining	1.2 years	2.0 years

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,798,223 shares of common stock were outstanding as of September 30, 2017 and 2016. There were 58,500 restricted stock awards outstanding at September 30, 2017.  There were no restricted stock awards outstanding at September 30, 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,755	$1,565	$22,461	$2,814
Less: Dividends on preferred shares	195	—	11,081	—
Net income available to common stockholders	$9,560	$1,565	$11,380	$2,814
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	29,246,900	19,497,811	26,194,025	18,838,354
Incremental shares	505,431	265,623	503,816	265,623
Weighted-average common stock outstanding (dilutive)	29,752,331	19,763,434	26,697,841	19,103,977
Basic earnings per common share	$0.33	$0.08	$0.43	$0.15
Diluted earnings per common share	$0.32	$0.08	$0.43	$0.15

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Series A non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	15,003	15,003
Shares issued	—	15,003
Shares outstanding	—	15,003
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	9,388
Subscription receivable	—	1,050
Shares outstanding	10,438	9,388
Common stock, voting
Par value	$0.01	$—
Shares authorized	150,000,000	150,000,000
Shares issued	29,305,400	24,616,706
Shares outstanding	29,305,400	24,616,706

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

On January 30, 2017, the Company issued an additional 1,050 shares of Series B preferred stock, which is reflected as a subscription receivable as of December 31, 2016. For the nine months ended September 30, 2017, the Company declared and paid dividends on the Series B preferred stock of $580,000.

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

On June 16, 2017, after obtaining the necessary approval from the Federal Reserve, the Board of Directors of Byline Delaware unanimously approved the repurchase of all of the Company’s outstanding Series A preferred stock at a purchase price per share representing a liquidation value of $1,000 per share, equal to the cash value of (i) 89.469 shares of the Company’s common stock, multiplied by (ii) the initial public offering price of the common stock of $19.00 per share.  On July 14, 2017, the Company completed the repurchase of all of the Series A Preferred Stock for $25.5 million. The $10.5 million excess of the purchase price over the carrying value of the Series A was recorded as a dividend.

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our core commercial banking products, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Texas, North Carolina, Florida, New York, Michigan and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the eighth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the year ended September 30, 2017.

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

Recapitalization

In 2013, our predecessor, Metropolitan Bank Group (“Metropolitan”), experienced significant credit and financial losses resulting primarily from the collapse of real estate prices during the severe economic recession occurring during 2007 through 2009, in addition to a number of regulatory and other operational challenges. Despite deterioration in asset quality and financial performance, Metropolitan maintained a high quality deposit base, an attractive branch network and strong customer loyalty, which made it an ideal candidate for a turnaround.

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

As of the Recapitalization, which occurred on June 28, 2013, we had $2.5 billion in assets that were measured at fair value, including $1.3 billion in loans, $212.2 million in investment securities, $84.0 million of OREO and $29.7 million of core deposit intangible assets. We also acquired $2.3 billion of liabilities at fair value, including $2.2 billion of deposits and $36.9 million of borrowings. The Recapitalization resulted in goodwill of $21.2 million as the estimated fair value of liabilities assumed and consideration paid exceeded the estimated fair value of assets acquired. The goodwill is included within “Goodwill” in our consolidated statement of condition.

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

Since the Recapitalization, we have added $1.5 billion in net originated loans and leases while significantly improving our asset quality to create a more diversified and balanced loan and lease portfolio. We aggressively reduced the level of non-performing loans and leases and other real estate owned in our portfolio as a percentage of loans and leases and real estate owned, declining to 1.4% as of September 30, 2017 and 1.1% as of December 31, 2016 from 28.2% as of March 31, 2013. In addition, we sought to optimize our deposit base by expanding the percentage of non-interest bearing deposits to total deposits, enhance online and mobile capabilities and broaden our cash management products to better meet our customers’ needs. Since the Recapitalization, we consolidated from 88 to 57 branches, reducing our costs with minimal deposit attrition, and improving our efficiency, including through the consolidation of multiple banking platforms into one. In addition to improving efficiency, consolidating our banking platforms allowed us to better manage our customer relationships and their banking activities while strengthening our governance and controls for compliance, legal and operational risk.

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

In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third party. We have grown our leasing portfolio to $172.3 million as of September 30, 2017.

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
•

Expanded our footprint through the addition of two full-service banking offices in Brookfield, Wisconsin, and Schaumburg, Illinois. In addition, Ridgestone had loan production offices located in Wisconsin (Green Bay and Wausau), Indiana (Indianapolis) and California (Newport Beach) where we continue to operate.

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

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our prospectus in connection with our initial public offering that we filed with the SEC on July 3, 2017.

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

For acquired non-impaired loans and leases, the excess or deficit of the loan or lease principal balance over the fair value is recorded as a discount or premium at acquisition and is accreted through interest income over the life of the loan or lease. Subsequent to acquisition, these loans and leases are evaluated for credit deterioration and a provision for loan and lease losses would be recorded when probable loss is incurred. These loans and leases are evaluated for impairment consistent with originated loans and leases.

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

The ALLL is maintained at a level management believes is sufficient to provide for probable losses based upon an ongoing review of the originated and acquired non-impaired loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

For acquired impaired loans, a specific valuation allowance is established when it is probable that we will be unable to collect all of the cash flows expected at acquisition, plus the additional cash flows expected to be collected arising from changes in estimates after acquisition.

The originated and acquired non-impaired loans have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral.

Acquired non-impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non-impaired loans and originated loans of $250,000 or greater with an internal risk rating of substandard or below and on non-accrual, as well as loans classified as TDR, are reviewed individually for impairment on a quarterly basis.

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

Impairment testing is performed by comparing the carrying value of the reporting unit with the fair value of the reporting unit. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We have selected November 30 as the date to perform the annual goodwill impairment test. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2017, included in this report, for additional information.

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

See Note 18 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our prospectus in connection with our initial public offering that we filed with the SEC on July 3, 2017, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of Real Estate Held for Sale

Other Real Estate Owned (OREO)

OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge-offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized, as a reduction, in non-interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write-downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, are included in non-interest expense, and gains and losses on their disposition are included in non-interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360-20, Real Estate Sales (“ASC Topic 360-20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Assets Held for Sale

Assets held for sale consist of former branch locations and real estate purchased for expansion. Assets are considered held for sale when management has approved a plan to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Adjustments to reduce the asset balances to fair value are recorded at the time of transfer and are recognized through a charge to non-interest expense.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our prospectus in connection with our initial public offering that we filed with the SEC on July 3, 2017, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2017, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

These factors and metrics described in this report may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of other financial services companies, given our limited operating history and strategic acquisitions since the Recapitalization.

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans and leases, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, servicing fees, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

Our third quarter 2017 results reflect the positive impact of our efforts over the past year to continue to drive revenue growth and improve efficiencies. Compared to the third quarter of 2016, our total revenues increased by more than 65% while our efficiency ratio improved to 69.92% from 84.38%. As a result, we were able to deliver a 523.4% year-over-year increase in net income.

Selected Financial Data

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2017	2016	2017	2016
Summary of Operations
Net interest income	$31,412	$20,865	$90,761	$62,366
Provision for loan and lease losses	3,900	1,683	9,306	5,348
Non-interest income	11,918	4,776	37,419	15,262
Non-interest expense	31,065	22,384	89,165	69,688
Income before provision for income taxes	8,365	1,574	29,709	2,592
Provision (benefit) for income taxes	(1,390)	9	7,248	(222)
Net income	9,755	1,565	22,461	2,814
Dividends on preferred shares	195	—	11,081	-
Net income available to common stockholders	$9,560	$1,565	$11,380	$2,814

Earnings per Common Share
Basic earnings per common share	$0.33	$0.08	$0.43	$0.15
Diluted earnings per common share	$0.32	$0.08	$0.43	$0.15
Weighted average common shares outstanding (basic)	29,246,900	19,497,811	26,194,025	18,838,354
Weighted average common shares outstanding (diluted)	29,752,331	19,763,434	26,697,841	19,103,977
Common shares outstanding	29,305,400	20,410,850	29,305,400	20,410,850

Key Ratios (annualized where applicable)
Net interest margin	4.18%	3.37%	4.07%	3.46%
Cost of deposits	0.33%	0.19%	0.29%	0.20%
Efficiency ratio(1)	69.92%	84.38%	67.76%	86.88%
Non-interest income to total revenues(2)	27.51%	18.62%	29.19%	19.66%
Non-interest expense to average assets	3.73%	3.33%	3.61%	3.55%
Return on average stockholders' equity	8.44%	2.63%	7.23%	1.70%
Return on average assets	1.17%	0.23%	0.91%	0.14%
Pre-tax pre-provision return on average assets(2)	1.47%	0.48%	1.58%	0.40%
Non-interest bearing deposits to total deposits	29.90%	30.04%	29.90%	30.04%
Deposits per branch	$44,227	$33,475	$44,227	$33,475
Loans and leases held for sale and loans and lease held for investment to total deposits	88.01%	76.63%	88.01%	76.63%
Deposits to total liabilities	88.58%	89.83%	88.58%	89.83%
Tangible book value per common share(2)	$12.95	$9.32	$12.95	$9.32

Asset Quality Ratios
Non-performing loans and leases to total loan and leases held for investment, net before ALLL	0.76%	0.46%	0.76%	0.46%
ALLL to total loans and leases held for investment, net before ALLL	0.72%	0.38%	0.65%	0.40%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.34%	0.40%	0.26%	0.56%
Acquisition accounting adjustments(3)	$34,249	$15,864	$34,249	$15,864

Capital Ratios
Common equity to assets	13.59%	8.59%	13.59%	8.59%
Tangible common equity to tangible assets(2)	11.73%	7.04%	11.73%	7.04%
Leverage ratio	11.95%	9.29%	11.95%	9.29%
Common equity tier 1 capital ratio	13.93%	10.22%	13.93%	10.22%
Tier 1 capital ratio	15.38%	12.84%	15.38%	12.84%
Total capital ratio	16.08%	13.22%	16.08%	13.22%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value adjustment at the time of the business combination on acquired loans.

We reported consolidated net income for the three months ended September 30, 2017 of $9.8 million compared to net income of $1.6 million for the three months ended September 30, 2016, an increase of $8.2 million. Consolidated net income for the three months ended September 30, 2017, includes three months of our Small Business Capital operations, which was established with our acquisition of Ridgestone on October 14, 2016.  The increase in earnings was due to a $10.5 million increase in net interest income, a $7.1 million increase in non-interest income, and a $1.4 million decrease in provision for income taxes, offset by an $8.7 million increase in non-interest expense and a $2.2 million increase in provision for loan and lease losses.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $5.0 million as a result of our expanded employee base resulting from the Ridgestone acquisition, a $543,000 increase in legal, audit and other professional fees, primarily due to the increased costs associated with being a public company, and an increase of $2.0 million in other non-interest expense, which included impairment charges on assets held for sale of $951,000. This charge was primarily related to the planned disposition of the former headquarters of Byline Bank. Benefit for income taxes recognized was $1.4 million during the three months ended September 30, 2017 compared to a provision for income taxes of $9,000 for same period in 2016. The decrease in income tax provision was primarily due to a state income tax benefit of $4.6 million during the quarter ended September 30, 2017, as a result of increased value to the deferred tax asset related to the Company’s Illinois net loss deduction.

For the three months ended September 30, 2017, net income available to common stockholders was $9.6 million or $0.33 per basic and $0.32 per diluted common share.

Our results of operations for the three months ended September 30, 2017 produced an annualized return on average assets of 1.17% and a return on average stockholders’ equity of 8.44%, compared to returns for the three months ended September 30, 2016 of 0.23% and 2.63%, respectively.

We reported consolidated net income for the nine months ended September 30, 2017 of $22.5 million compared to net income of $2.8 million for the nine months ended September 30, 2016, an increase of $19.7 million. Consolidated net income for the nine months ended September 30, 2017, includes nine months of our Small Business Capital operations.  The increase in earnings was due to a $28.4 million increase in net interest income and a $22.1 million increase in non-interest income offset by a $19.5 million increase in non-interest expense and a $4.0 million increase in provision for loan and lease losses.  The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $16.0 million as a result of the Ridgestone acquisition, which was partially offset by lower net loss recognized on the sale of other real estate owned and related expenses of $1.3 million. Provision for income taxes recognized was $7.2 million for the nine months ended September 30, 2017 compared to a benefit for income taxes of $222,000 for same period in 2016.

During the second quarter of 2017, and in connection with our initial public offering, we agreed to repurchase all $15.0 million of our outstanding shares of Series A Preferred Stock for $25.5 million.  The $10.5 million excess of consideration paid over the $15.0 million carrying amount of the Series A Preferred Stock was treated as a one-time dividend declaration on the Series A Preferred Stock.  Both the dividend declared on the Series A Preferred Stock and the regular quarterly dividends paid on our Series B Preferred Stock are reflected in the reported net income available to common stockholders for the nine months ended September 30, 2017, which was $11.4 million, or $0.43 per basic and diluted common share. There were no preferred dividends declared or paid for the nine months ended September 30, 2016.

Our results of operations for the nine months ended September 30, 2017 produced an annualized return on average assets of 0.91% and a return on average shareholders’ equity of 7.23%, compared to returns for the nine months ended September 30, 2016 of 0.14% and 1.70%, respectively.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, FHLB advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of the Recapitalization and the acquisition of Ridgestone, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2017, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 15.4% of our total loan portfolio.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$48,354	$106	0.87%	$31,794	$25	0.31%
Loans and leases(1)	2,193,076	30,933	5.60%	1,660,323	19,081	4.57%
Securities available-for-sale(2)	602,146	3,181	2.10%	614,285	2,750	1.78%
Securities held-to-maturity	111,345	650	2.32%	134,989	649	1.91%
Tax-exempt securities	26,166	174	2.63%	19,953	152	3.03%
Total interest-earning assets	$2,981,087	$35,044	4.66%	$2,461,344	$22,657	3.66%
Allowance for loan and lease losses	(14,570)			(6,938)
All other assets	340,669			220,494
TOTAL ASSETS	$3,307,186			$2,674,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$186,447	$29	0.06%	$185,583	$33	0.07%
Money market accounts	388,365	275	0.28%	406,531	261	0.27%
Savings	441,096	79	0.07%	442,269	76	0.07%
Time deposits	758,518	1,729	0.90%	507,570	693	0.54%
Total interest bearing deposits	1,774,426	2,112	0.47%	1,541,953	1,063	0.27%
Federal Home Loan Bank advances	222,800	850	1.51%	173,141	200	0.46%
Other borrowed funds	60,418	670	4.40%	38,482	529	5.46%
Total borrowings	283,218	1,520	2.13%	211,623	729	1.37%
Total interest bearing liabilities	$2,057,644	$3,632	0.70%	$1,753,576	$1,792	0.41%
Non-interest checking	748,523			653,642
Other liabilities	42,577			30,913
Total stockholders’ equity	458,442			236,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,307,186			$2,674,900
Net interest spread(3)			3.96%			3.25%
Net interest income		$31,412			$20,865
Net interest margin(4)			4.18%			3.37%

Net loan accretion impact on margin		$2,166	0.29%		$1,185	0.19%
Net interest margin excluding loan accretion(6)			3.89%			3.18%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$54,894	$327	0.80%	$29,954	$66	0.29%
Loans and leases(1)	2,180,507	88,510	5.43%	1,543,948	56,334	4.87%
Securities available-for-sale(2)	610,249	9,525	2.09%	676,334	8,647	1.71%
Securities held-to-maturity	116,764	2,027	2.32%	136,127	2,033	1.99%
Tax-exempt securities	22,033	458	2.78%	20,932	509	3.25%
Total interest-earning assets	$2,984,447	$100,847	4.52%	$2,407,295	$67,589	3.75%
Allowance for loan and lease losses	(12,715)			(7,525)
All other assets	330,209			225,316
TOTAL ASSETS	$3,301,941			$2,625,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$185,409	$87	0.06%	$187,159	$97	0.07%
Money market accounts	376,751	712	0.25%	399,240	747	0.25%
Savings	445,082	237	0.07%	441,773	227	0.07%
Time deposits	782,672	4,482	0.77%	526,516	2,210	0.56%
Total interest bearing deposits	1,789,914	5,518	0.41%	1,554,688	3,281	0.28%
Federal Home Loan Bank advances	249,630	2,282	1.22%	124,277	371	0.40%
Other borrowed funds	68,803	2,286	4.44%	37,620	1,571	5.58%
Total borrowings	318,433	4,568	1.92%	161,897	1,942	1.60%
Total interest bearing liabilities	$2,108,347	$10,086	0.64%	$1,716,585	$5,223	0.41%
Non-interest checking	736,982			650,803
Other liabilities	41,393			37,249
Total stockholders’ equity	415,219			220,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,941			$2,625,086
Net interest spread(3)			3.88%			3.34%
Net interest income		$90,761			$62,366
Net interest margin(4)			4.07%			3.46%

Net loan accretion impact on margin		$6,347	0.28%		$1,502	0.08%
Net interest margin excluding loan accretion(6)			3.79%			3.38%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

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

	Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$36	$45	$81
Loans and leases(1)	7,567	4,285	11,852
Securities available for sale	(57)	488	431
Securities held to maturity	(137)	138	1
Tax-exempt securities	42	(20)	22
Total interest income	$7,451	$4,936	$12,387
Interest expense
Deposits
Interest checking	$—	$(4)	$(4)
Money market accounts	(12)	26	14
Savings	—	3	3
Time deposits	574	462	1,036
Total interest bearing deposits	562	487	1,049
Federal Home Loan Bank advances	190	460	650
Other borrowed funds	244	(103)	141
Total borrowings	434	357	791
Total interest expense	$996	$844	$1,840
Net interest income	$6,455	$4,092	$10,547

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2017 was $31.4 million compared to $20.9 million during the same period in 2016, an increase of $10.5 million, or 50.6%. The increase in interest income of $12.4 million was primarily a result of organic growth of the loan and lease portfolio and the Ridgestone acquisition.  Interest expense increased by $1.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to additional FHLB advances and acquired time deposits, partially offset by fair value adjustments on time deposits as a result of the Ridgestone acquisition.

	Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$149	$112	$261
Loans and leases(1)	25,787	6,389	32,176
Securities available for sale	(1,040)	1,918	878
Securities held to maturity	(338)	332	(6)
Tax-exempt securities	22	(73)	(51)
Total interest income	$24,580	$8,678	$33,258
Interest expense
Deposits
Interest checking	$(1)	$(9)	$(10)
Money market accounts	(44)	9	(35)
Savings	2	8	10
Time deposits	1,465	807	2,272
Total interest-bearing deposits	1,422	815	2,237
Federal Home Loan Bank advances	1,146	765	1,911
Other borrowed funds	1,035	(320)	715
Total borrowings	2,181	445	2,626
Total interest expense	$3,603	$1,260	$4,863
Net interest income	$20,977	$7,418	$28,395

(1)	Includes loans and leases on non-accrual status.

Net interest income for the nine months ended September 30, 2017 was $90.8 million compared to $62.4 million during the same period in 2016, an increase of $28.4 million, or 45.5% .  The increase in interest income of $33.2 million was primarily a result of organic growth of the loan and lease portfolio and the Ridgestone acquisition.  Interest expense increased by $4.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to additional FHLB advances and acquired time deposits, partially offset by fair value adjustments on time deposits as a result of the Ridgestone acquisition.

The net interest margin for the three months ended September 30, 2017 was 4.18%, an increase of 81 basis points compared to 3.37% for the three months ended September 30, 2016.  The net interest margin for the nine months ended September 30, 2017 was 4.07%, an increase of 61 basis points compared to 3.46% for the nine months ended September 30, 2016. The primary driver of the increase for the three and nine month periods was due to a favorable shift in the mix and yield of earning assets and an increase in loan accretion income.  Net loan accretion income was $2.2 million for the three months ended September 30, 2017 compared to $1.2 million for the three months ended September 30, 2016.  Net loan accretion income was $6.3 million for the nine months ended September 30, 2017 compared to $1.5 million for the nine months ended September 30, 2016.

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

Provisions for loan and lease losses totaled $3.9 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Provisions for loan lease losses totaled $9.3 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively. These increases reflect growth in the loan and lease portfolio during the periods as well as net impairment of certain acquired loans based on a periodic update of expected loan cash flows, which resulted in a reclassification of $6.9 million and $24.3 million from non-accretable to accretable yield that can be recognized over the life of the portfolio for the three and nine months ended September 30, 2017, respectively.

The ALLL as a percentage of loans and leases, net of acquisition accounting adjustments, increased from 0.51% at December 31, 2016, to 0.72% at September 30, 2017. The increase was primarily due to the change in loan and lease composition; the originated portfolio increased by $192.1 million to $1.5 billion at September 30, 2017 while the acquired portfolio decreased by $123.6 million for the same period.

Non-Interest Income

We reported non-interest income of $11.9 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively.  The increase of $7.1 million was primarily due to gains on sales of government guaranteed loans through our Small Business Capital operation of $7.5 million. There were no gains on sales of government guaranteed loans during the three months ended September 30, 2016.  This was partially offset by a decrease in gains on sales of securities available-for-sale of $802,000 during the three months ended September 30, 2016.

We reported non-interest income of $37.4 million and $15.3 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase of $22.1 million was primarily due to gains on sales of government guaranteed loans through our Small Business Capital operation of $24.0 million. There were no gains on sales of government guaranteed loans during the nine months ended September 30, 2016.  This was partially offset by a decrease in gains on sales of securities available-for-sale of $3.2 million for the nine months ended September 30, 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fees and service charges on deposit s	$1,418	$1,465	$3,985	$4,227
Servicing fees	959	—	2,954	—
ATM and interchange fees	1,495	1,470	4,342	4,392
Net gains on sales of securities available-for-sale	—	802	8	3,231
Net gains on sales of loans	7,499	(60)	24,026	(39)
Fees on mortgage loan sales, net	—	46	2	101
Other non-interest income	547	1,053	2,102	3,350
Total non-interest income	$11,918	$4,776	$37,419	$15,262

Service charges and fees represent fees charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other fees. Fees and service charges on deposits decreased $47,000 for the three months ended September 30, 2017 compared to the same period in 2016.  Fees and service charges on deposits decreased $242,000 for the nine months ended September 30, 2017 compared to the same period in 2016.

ATM and interchange fee income increased by $25,000 for the three months ended September 30, 2017 versus the three months ended September 30, 2016 and decreased $50,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that have been sold, Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. As a result of the Ridgestone acquisition, we received $959,000 in servicing fees on the sold portion of the government guaranteed portfolio for the three months ended September 30, 2017, and $3.0 million for the nine months ended September 30, 2017. We did not receive servicing fees during the three or nine months ended September 30, 2016.

We had no securities sales during the second or third quarters of 2017 and minimal securities sales during the first quarter of 2017.  As a result, gains on sales of securities during the nine months ended September 30, 2017 were $8,000 compared to $3.2 million for the nine months ended September 30, 2016, and $802,000 for the three months ended September 30, 2016.

For the three and nine months ended September 30, 2017, net gains on sales of loans were $7.5 million and $24.0 million, respectively.  We did not have a government guaranteed lending unit during the three and nine months ended September 30, 2016, prior to our acquisition of Ridgestone.

Other non-interest income was $547,000 for the three months ended September 30, 2017; a decrease of 48.0% compared to $1.1 million for the three months ended September 30, 2016.  Other non-interest income was $2.1 million compared to $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.  The primary driver of the decrease was a decrease in gains on sales of assets held for sale of $778,000 and a decrease in customer swap fee income of $361,000, due to reduced volume.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2017 was $31.1 million compared to $22.4 million for the three months ended September 30, 2016, an increase of $8.7 million or 38.8%. Non-interest expense for the nine months ended September 30, 2017 was $89.2 million compared to $69.7 million for the nine months ended September 30, 2016, an increase of $19.5 million or 28.0%. These increases are primarily due to the additional expenses as a result of the acquisition of Ridgestone.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$16,323	$11,266	$50,151	$34,206
Occupancy expense, net	3,301	3,358	10,525	10,511
Equipment expense	630	516	1,809	1,519
Loan and lease related expenses	891	443	2,569	1,090
Legal, audit and other professional fees	1,608	1,065	4,369	3,785
Data processing	2,399	1,990	7,255	5,760
Net loss recognized on other real estate owned and other related expenses	565	292	136	1,386
Regulatory assessments	326	502	894	1,930
Other intangible assets amortization expense	769	747	2,307	2,242
Advertising and promotions	196	156	803	454
Telecommunications	351	370	1,165	1,284
Other non-interest expense	3,706	1,679	7,182	5,521
Total non-interest expense	$31,065	$22,384	$89,165	$69,688

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $16.3 million for the three months ended September 30, 2017, an increase of $5.0 million compared to the three months ended September 30, 2016.  Salaries and employee benefits totaled $50.2 million for the nine months ended September 30, 2017, an increase of $16.0 million increase compared to the nine months ended September 30, 2016.  These increases are primarily due to an addition in the number of employees as a result of the Ridgestone acquisition. Our staffing increased from 682 full-time equivalent employees as of September 30, 2016 to 824 as of September 30, 2017.

Occupancy expense increased $14,000 for the nine months ended September 30, 2017 from the same period in 2016 and decreased $57,000 for the three months ended September 30, 2017 compared to the same period in 2016.  The decrease in occupancy expense for the three months ended September 30, 2017, was primarily as a result of our branch optimization strategy in which we consolidated 28 branches during 2016, partially offset by increased expenses as a result of the Ridgestone acquisition.

Equipment expense for three months ended September 30, 2017 was $630,000 compared to $516,000 for the three months ended September 30, 2016, an increase of $114,000.  Equipment expense for the nine months ended September 30, 2017 was $1.8 million compared to $1.5 million for the nine months ended September 30, 2016, an increase of $290,000.  These increases are primarily due to increased depreciation expense related to increased investment in equipment and technology assets.

Loan and lease related expenses for the three months ended September 30, 2017 were $891,000 compared to $443,000 for the three months ended September 30, 2016, an increase of $448,000. Loan and lease related expenses for the nine months ended September 30, 2017 were $2.6 million compared to $1.1 million for the nine months ended September 30, 2016, an increase of $1.5 million. These increases are primarily due to the increased lending activity resulting from our Small Business Capital operations, partially offset by lower loan real estate tax expense for problem loans.

Legal, audit and other professional fees for the three months ended September 30, 2017 were $1.6 million compared to $1.1 million for the three months ended September 30, 2016, an increase of $543,000 or 50.9%. Legal, audit and other professional fees for the nine months ended September 30, 2017 were $4.4 million compared to $3.8 million for the nine months ended September 30, 2016, an increase of $584,000. These increases are primarily driven by increased legal and professional fees related to our costs associated with becoming a public company at the end of the second quarter of 2017.

Data processing expense for the three months ended September 30, 2017 was $2.4 million compared to $2.0 million for the three months ended September 30, 2016, an increase of $409,000, or 20.6%, and was $7.3 million for the nine months ended September 30, 2017 compared to $5.8 million for the same period during 2016. These increases are primarily due to increased data processing expenses related to the Ridgestone acquisition.

Net loss recognized on other real estate owned and other related expenses were $565,000 for the three months ended September 30, 2017, an increase of $273,000 compared to the same period in 2016.  The increase is primarily due to lower gains on sales of other real estate owned properties, partially offset by lower write-downs of values, subsequent to transfer to OREO.  Net loss recognized on other real estate owned and other related expenses for the nine months ended September 30, 2017 were $136,000 compared to OREO expense of $1.4 million for the nine months ended September 30, 2016.  This decrease in net loss recognized on other real estate owned and other related expenses was primarily attributed to reduced OREO related expenses and an increase in gains on sales of other real estate owned.

Regulatory assessments for the three months ended September 30, 2017 were $326,000 compared to $502,000 for the same period in 2016, a decrease of $176,000 or 34.9%. Regulatory assessments for the nine months ended September 30, 2017 were $894,000 compared to $1.9 million for the same period in 2016, a decrease of $1.0 million or 53.7%.  These decreases are primarily due to our improved risk profile as a result of improved capital ratios, performance and asset quality.

Advertising and promotions for the three months ended September 30, 2017 were $196,000 compared to $156,000 for same period in 2016, an increase of $40,000 and were $803,000 for the nine months ended September 30, 2017 compared to $454,000 for the same period in 2016, an increase of $349,000, primarily due to increased advertising and promotions, attributable to our Small Business Capital operations.

Telecommunications expense was $351,000 for the three months ended September 30, 2017 compared to $370,000 for the three months ended September 30, 2016, a decrease of $19,000.  Telecommunications expense was $1.2 million for the nine months ended September 30, 2017, a decrease of $119,000 or 9.2% compared to the same period in 2016.   These decreases are a result of our ongoing cost savings initiatives.

Other non-interest expense for the three months ended September 30, 2017 was $3.7 million compared to $1.7 million for the three months ended September 30, 2016, an increase of $2.0 million.  During the third quarter of 2017, we incurred impairment charges on assets held for sale of $951,000, primarily related to the planned disposition of the former headquarters of Byline Bank.  Our provision for unfunded commitments was $299,000 for the three months ended September 30, 2017 compared to a benefit of $14,000 for the three months ended September 30, 2016.  This increase of $313,000 is primarily due to growth in our unfunded loan and lease commitments.  Directors fees were $406,000 for the three months ended September 30, 2017 compared to $307,000 for the three months ended September 30, 2016, an increase of $99,000.

Other non-interest expense was $7.2 million for the nine months ended September 30, 2017 compared to $5.5 million for the same period in 2016. In addition to incurring impairment charges on assets held for sale, travel and entertainment related expenses increased $368,000 to $786,000 for the nine months ended September 30, 2017, over the comparable period in 2016, primarily attributable to our Small Business Capital operations. Our provision for unfunded commitments was $272,000 for the nine months ended September 30, 2017 compared to $56,000 for the nine months ended September 30, 2016, an increase of $216,000, primarily due to growth in our unfunded loan and lease commitments.

Our efficiency ratio was 69.92% for the three months ended September 30, 2017, compared to 84.38% for the three months ended September 30, 2016. Our efficiency ratio was 67.76% for the nine months ended September 30, 2017, compared to 86.88% for the comparable period in 2016.  The improvement in our efficiency ratio is primarily attributable to increased revenues resulting from our acquisition of Ridgestone and the continued organic growth of our loan and lease portfolios over the last 12 months.

Income Taxes

We recorded a benefit for income taxes of $1.4 million for the three months ended September 30, 2017 compared to expense of $9,000 for the three months ended September 30, 2016.  As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017.   As a result of the increase in the corporate income tax rate, we recorded a state income tax benefit of $4.6 million due to increased value of our deferred tax asset related to our Illinois net loss deduction.

Our provision for income taxes for the nine months ended September 30, 2017 totaled $7.2 million compared to a benefit of $222,000 for the nine months ended September 30, 2016.  The increase in income tax expense is primarily due to the reversal of our deferred tax asset valuation allowance at the end of 2016 and the increase in taxable income for the three and nine months ended September 30, 2017 compared to the same periods in 2016.  Our effective tax rate was 24.4% for the nine months ended September 30, 2017.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $9.6 million, or 0.3%, to $3.3 billion at September 30, 2017, compared to December 31, 2016. The increase in total assets includes an increase of $68.5 million, or 3.2%, in loans and leases from $2.1 billion at December 31, 2016 to $2.2 billion at September 30, 2017.  The increase in loans and leases was offset by a decrease in investment securities of $41.3 million to fund loan and lease growth. Due from counterparty increased $21.1 million related to loan sales not settled offset by a decrease in loans held for sale of $21.9 million.

Investment Portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2017 or December 31, 2016. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage backed securities and U.S. government agencies securities.

Securities available-for-sale decreased $23.9 million, from $608.6 million at December 31, 2016 to $584.7 million at September 30, 2017. The decrease was primarily due to the redeployment of liquidity into higher yielding loans and leases.

The held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. As of September 30, 2017 this portfolio totaled $121.5 million compared to $138.8 million at December 31, 2016.

We had no securities that were classified as having other than temporary impairment as of September 30, 2017 or December 31, 2016.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,998	$14,925	$14,995	$14,920
U.S. Government agencies	54,231	53,219	60,180	58,857
Obligations of states, municipalities, and political subdivisions	32,619	32,535	16,271	16,059
Residential mortgage-backed securities
Agency	329,782	324,040	376,800	368,160
Non-agency	25,429	25,470	20,107	19,933
Commercial mortgage-backed securities
Agency	72,190	70,757	78,954	77,403
Non-agency	31,838	31,257	32,061	31,052
Corporate securities	27,093	27,524	17,065	17,329
Other securities	3,626	4,957	4,161	4,847
Total	$591,806	$584,684	$620,594	$608,560

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,078	$24,359	$24,878	$24,754
Residential mortgage-backed securities
Agency	56,453	56,646	67,692	67,444
Non-agency	40,922	41,261	46,276	45,884
Total	$121,453	$122,266	$138,846	$138,082

We did not classify any securities as trading securities during 2017 or 2016.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2017, we evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 113 investment securities with unrealized losses at September 30, 2017, of which only one had a continuous unrealized loss position for 12 consecutive months or longer that is greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$9,999	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	39,235	1.40%	14,996	1.83%	—	0.00%
Obligations of states, municipalities, and political subdivisions	290	3.27%	4,583	2.81%	16,639	2.52%	11,107	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	16,818	1.61%	312,964	1.97%
Non-agency	—	0.00%	—	0.00%	—	0.00%	25,429	3.19%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,596	1.84%	60,594	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,838	2.61%
Corporate securities	—	0.00%	16,280	4.44%	10,813	3.55%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,626	3.44%
Total	$5,289	1.25%	$70,097	2.17%	$70,862	2.20%	$445,558	2.16%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$524	1.50%	$13,735	2.45%	$9,819	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	56,453	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	40,922	3.29%
Total	$—	0.00%	$524	1.50%	$13,735	2.45%	$107,194	2.68%

	Maturity as of December 31, 2016
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$14,995	1.16%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	50,180	1.41%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	200	2.48%	5,172	3.31%	6,720	3.05%	4,179	3.25%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	20,101	1.66%	356,699	2.09%
Non-agency	—	0.00%	—	0.00%	—	0.00%	20,107	3.28%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,969	1.22%	66,985	2.15%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,061	2.61%
Corporate securities	—	0.00%	13,254	4.55%	3,811	2.46%	—	0.00%
Other securities	—	0.00%	—	0.00%	539	1.11%	3,622	3.43%
Total	$200	2.48%	$83,601	1.98%	$53,140	1.80%	$483,653	2.20%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$8,879	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	67,692	2.23%
Non-agency	—	0.00%	—	0.00%	—	0.00%	46,276	3.32%
Total	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$122,847	2.68%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $27.5 million at September 30, 2017, an increase of $8.5 million from December 31, 2016.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2017 or December 31, 2016.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2017 and December 31, 2016, we held approximately $10.6 million and $15.0 million, respectively, in FHLB and Bankers’ Bank stocks. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2017 and December 31, 2016.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2017 were $2.2 billion, an increase of $68.5 million compared to December 31, 2016.  Our originated loan and lease portfolio increased $192.1 million, offset by a decrease in the acquired loan and lease portfolio of $123.6 million, during the first nine months of 2017.  The growth in the originated loan and lease portfolio was primarily driven by increases in commercial real estate loans, commercial and industrial loans and leases, partially offset by decreases in construction, land development and other land loans.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans as of the dates presented (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Originated loans
Commercial real estate	$463,020	20.9%	$338,752	15.8%
Residential real estate	398,062	18.0%	394,168	18.3%
Construction, land development, and other land	85,666	3.9%	119,357	5.6%
Commercial and industrial	390,331	17.6%	309,097	14.4%
Installment and other	2,726	0.1%	2,021	0.1%
Leasing financing receivables	134,193	6.0%	118,493	5.5%
Total originated loans	$1,473,998	66.5%	$1,281,888	59.7%
Acquired impaired loans
Commercial real estate	$173,106	7.8%	$207,303	9.7%
Residential real estate	152,149	6.9%	175,717	8.2%
Construction, land development, and other land	5,424	0.2%	6,979	0.3%
Commercial and industrial	11,433	0.5%	13,464	0.6%
Installment and other	488	0.0%	574	0.0%
Total acquired impaired loans	$342,600	15.4%	$404,037	18.8%
Acquired non-impaired loans
Commercial real estate	$225,759	10.2%	$250,289	11.6%
Residential real estate	32,451	1.5%	40,853	1.9%
Construction, land development, and other land	3,214	0.2%	14,430	0.7%
Commercial and industrial	100,291	4.5%	115,677	5.4%
Installment and other	38	0.0%	364	0.0%
Leasing financing receivables	38,148	1.7%	40,473	1.9%
Total acquired non-impaired loans	$399,901	18.1%	$462,086	21.5%
Total loans and leases	$2,216,499	100.0%	$2,148,011	100.0%
Allowance for loan and lease losses	(15,980)		(10,923)
Total loans and leases, net of allowance for loan and lease losses	$2,200,519		$2,137,088

Loans collateralized by real estate comprised 69.4% and 72.1% of the loan and lease portfolio at September 30, 2017 and December 31, 2016, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2017 and December 31, 2016 and totaled $861.9 million, or 56.0%, of real estate loans and 38.9% of the total loan and lease portfolio at September 30, 2017.  At December 31, 2016, commercial real estate loans totaled $796.3 million and comprised 51.4% of real estate loans and 37.1% of the total loan and lease portfolio. Acquired impaired commercial real estate loans continue to decrease from $207.3 million as of December 31, 2016 to $173.1 million as of September 30, 2017, or 16.5%.

Residential real estate loans totaled $582.7 million at September 30, 2017 compared to $610.7 million at December 31, 2016, a decrease of $28.1 million or 4.6%. The residential real estate loan portfolio comprised 37.9% and 39.5% of real estate loans as of September 30, 2017 and December 31, 2016, respectively, and 26.3% and 28.4% of total loans and leases at September 30, 2017 and December 31, 2016, respectively. Acquired impaired residential real estate loans continue to decrease from $175.7 million as of December 31, 2016 to $152.1 million as of September 30, 2017, or 13.4%.

Construction, land development and other land loans totaled $94.3 million at September 30, 2017 compared to $140.8 million at December 31, 2016, a decrease of $46.5 million or 33.0%. The construction, land development and other land loan portfolio comprised 6.1% and 9.1% of real estate loans as of September 30, 2017 and December 31, 2016, respectively, and 4.2% and 6.6% of the total loan and lease portfolio as of September 30, 2017 and December 31, 2016, respectively.

Commercial and industrial loans totaled $502.1 million and $438.2 million at September 30, 2017 and December 31, 2016, respectively, an increase of $63.9 million or 14.6% primarily due to organic growth. The commercial and industrial loan portfolio comprised 22.7% and 20.4% of the total loan and lease portfolio as of September 30, 2017 and December 31, 2016, respectively.

Lease financing receivables comprised 7.8% and 7.4% of the loan and lease portfolio as of September 30, 2017 and December 31, 2016, respectively. Total lease financing receivables were $172.3 million and $159.0 million at September 30, 2017 and December 31, 2016, respectively, an increase of $13.3 million, or 8.4%, due to continued growth in our small-ticket vendor sales channels, and our increased syndication activities.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2017 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans
Commercial real estate	$14,158	$28,802	$123,502	$175,718	$23,926	$96,914	$463,020
Residential real estate	324	17,560	80,789	53,925	227,473	17,991	398,062
Construction, land development, and other land	1,930	32,995	9,317	30,722	—	10,702	85,666
Commercial and industrial	9,635	32,130	14,909	211,436	5,518	116,703	390,331
Installment and other	26	1,629	602	—	469	—	2,726
Leasing financing receivables	2,794	—	120,532	—	10,867	—	134,193
Total originated loans	$28,867	$113,116	$349,651	$471,801	$268,253	$242,310	$1,473,998
Acquired impaired loans
Commercial real estate	$48,136	$468	$110,779	$359	$5,331	$8,033	$173,106
Residential real estate	40,340	555	87,188	2,522	21,423	121	152,149
Construction, land development, and other land	1,221	158	3,508	—	133	404	5,424
Commercial and industrial	2,737	207	1,080	259	3,106	4,044	11,433
Installment and other	48	—	173	—	267	—	488
Total acquired impaired loans	$92,482	$1,388	$202,728	$3,140	$30,260	$12,602	$342,600
Acquired non-impaired loans
Commercial real estate	$20,286	$2,099	$46,670	$3,387	$1,747	$151,570	$225,759
Residential real estate	6,669	5,503	9,368	9,288	1,159	464	32,451
Construction, land development, and other land	678	—	1,662	—	—	874	3,214
Commercial and industrial	3,368	5,187	1,338	12,454	298	77,646	100,291
Installment and other	36	2	—	—	—	—	38
Leasing financing receivables	3,468	—	31,651	—	3,029	—	38,148
Total acquired non-impaired loans	$34,505	$12,791	$90,689	$25,129	$6,233	$230,554	$399,901
Total loans	$155,854	$127,295	$643,068	$500,070	$304,746	$485,466	$2,216,499

At September 30, 2017, 49.8% of the loan and lease portfolio bears interest at fixed rates and 50.2% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables above include information limited to contractual maturities of the underlying loans.

Allowance for Loan and Lease Losses

The ALLL is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. The ALLL reflects management’s estimate of probable incurred credit losses inherent in the loan and lease portfolios. The computation includes element of judgement and high levels of subjectivity.

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

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases, and (iii) acquired impaired loans with further credit deterioration after the acquisition or recapitalization.

Total ALLL was $16.0 million at September 30, 2017 compared to $10.9 million at December 31, 2016, an increase of $5.1 million, or 46.3%. The increase was primarily due to the overall portfolio growth and increased weighting of our qualitative factors.

Total ALLL was 0.72% and 0.51% of total loans and leases at September 30, 2017 and December 31, 2016, respectively. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of the Recapitalization and the Ridgestone acquisition, which, management believes limits the amount of reserves needed to cover these loans as of September 30, 2017 and December 31, 2016, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining balances resulting from the Recapitalization and the Ridgestone acquisition totaled $34.2 million and $43.2 million as of September 30, 2017 and December 31, 2016, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Provision for acquired impaired loans	493	45	36	375	5	—	954
Provision for acquired non-impaired loans and leases	818	96	(18)	613	5	78	1,592
Provision for originated loans	266	(89)	(129)	452	3	851	1,354
Total provision	$1,577	$52	$(111)	$1,440	$13	$929	$3,900
Charge-offs for acquired impaired loans	(186)	(73)	—	(136)	—	—	(395)
Charge-offs for acquired non-impaired loans and leases	—	(88)	—	(627)	(327)	(33)	(1,075)
Charge-offs for originated loans and leases	—	—	—	—	—	(829)	(829)
Total charge-offs	$(186)	$(161)	$—	$(763)	$(327)	$(862)	$(2,299)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	—	—	—	—	—	410	410
Total recoveries	$—	$—	$—	$—	$—	$410	$410
Net charge-offs	186	161	—	763	327	452	1,889
Acquired impaired loans	2,029	313	61	1,392	18	—	3,813
Acquired non-impaired loans and leases	942	400	3	1,615	4	556	3,520
Originated loans and leases	2,088	1,013	152	3,359	8	2,027	8,647
Balance at September 30, 2017	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending ALLL balance
Acquired impaired loans	$2,029	$313	$61	$1,392	$18	$—	$3,813
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,186	176	—	1,585	2	—	2,949
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans and leases ending balance
Acquired impaired loans	$173,106	$152,149	$5,424	$11,433	$488	$—	$342,600
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	14,928	1,948	565	6,075	2	—	23,518
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Total loans and leases at September 30, 2017, gross	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.02%	0.00%	0.11%	0.06%	0.01%	0.19%
Originated loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.81%	6.86%	0.24%	0.52%	0.02%	0.00%	15.46%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.67%	0.09%	0.03%	0.27%	0.00%	0.00%	1.06%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.40%	19.34%	3.98%	21.86%	0.12%	7.78%	83.48%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	2,017	95	61	1,039	17	—	3,229
Provision for acquired non-impaired loans and leases	827	184	(7)	2,500	3	519	4,026
Provision for originated loans	747	(679)	(580)	393	3	2,167	2,051
Total provision	$3,591	$(400)	$(526)	$3,932	$23	$2,686	$9,306
Charge-offs for acquired impaired loans	(477)	(229)	—	(321)	—	—	(1,027)
Charge-offs for acquired non-impaired loans and leases	—	(128)	—	(959)	(327)	(500)	(1,914)
Charge-offs for originated loans and leases	—	—	—	(482)	—	(1,899)	(2,381)
Total charge-offs	$(477)	$(357)	$—	$(1,762)	$(327)	$(2,399)	$(5,322)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	259	259
Recoveries for originated loans and leases	—	—	—	—	—	814	814
Total recoveries	$—	$—	$—	$—	$—	$1,073	$1,073
Net charge-offs	477	357	—	1,762	327	1,326	4,249
Acquired impaired loans	2,029	313	61	1,392	18	—	3,813
Acquired non-impaired loans and leases	942	400	3	1,615	4	556	3,520
Originated loans and leases	2,088	1,013	152	3,359	8	2,027	8,647
Balance at September 30, 2017	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending ALLL balance
Acquired impaired loans	$2,029	$313	$61	$1,392	$18	$—	$3,813
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,186	176	—	1,585	2	—	2,949
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans and leases ending balance
Acquired impaired loans	$173,106	$152,149	$5,424	$11,433	$488	$—	$342,600
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	14,928	1,948	565	6,075	2	—	23,518
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Total loans and leases at September 30, 2017, gross	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.06%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.06%	0.02%	0.01%	0.10%
Originated loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.07%	0.10%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.81%	6.86%	0.24%	0.52%	0.02%	0.00%	15.46%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.67%	0.09%	0.03%	0.27%	0.00%	0.00%	1.06%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.40%	19.34%	3.98%	21.86%	0.12%	7.78%	83.48%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2016	$2,119	$1,303	$489	$1,472	$367	$740	$6,490
Provision for acquired impaired loans	205	(89)	(48)	(10)	—	—	58
Provision for acquired non-impaired loans and leases	(1,307)	(16)	(5)	1	(1)	(327)	(1,655)
Provision for originated loans	1,129	146	119	633	(2)	1,255	3,280
Total provision	$27	$41	$66	$624	$(3)	$928	$1,683
Charge-offs for acquired impaired loans	(64)	25	—	(2)	(9)	—	(50)
Charge-offs for acquired non-impaired loans and leases	(3)	—	—	—	—	(39)	(42)
Charge-offs for originated loans and leases	(1,011)	—	(95)	—	—	(632)	(1,738)
Total charge-offs	$(1,078)	$25	$(95)	$(2)	$(9)	$(671)	$(1,830)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	14	14
Recoveries for originated loans and leases	—	—	—	—	—	144	144
Total recoveries	$—	$—	$—	$—	$—	$158	$158
Net charge-offs (recoveries)	1,078	(25)	95	2	9	513	1,672
Acquired impaired loans	448	494	—	638	26	—	1,606
Acquired non-impaired loans and leases	74	326	9	49	328	203	989
Originated loans and leases	546	549	451	1,407	1	952	3,906
Balance at September 30, 2016	$1,068	$1,369	$460	$2,094	$355	$1,155	$6,501
Ending ALLL balance
Acquired impaired loans	$399	$496	$47	$638	$26	$—	$1,606
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	—	339	—	192	328	—	859
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	669	534	413	1,264	1	1,155	4,036
Loans and leases ending balance
Acquired impaired loans	$187,359	$185,979	$7,539	$6,512	$590	$—	$387,979
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,374	2,553	—	192	328	—	9,447
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	377,090	438,446	104,369	244,566	1,055	154,557	1,320,083
Total loans and leases at September 30, 2016, gross	$570,823	$626,978	$111,908	$251,270	$1,973	$154,557	$1,717,509
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.02%	-0.01%	0.00%	0.00%	0.00%	0.00%	0.01%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%	0.01%
Originated loans and leases	0.24%	0.00%	0.02%	0.00%	0.00%	0.12%	0.38%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	10.91%	10.83%	0.44%	0.38%	0.03%	0.00%	22.59%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.37%	0.15%	0.00%	0.01%	0.02%	0.00%	0.55%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	21.96%	25.53%	6.08%	14.24%	0.06%	9.00%	76.86%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2015	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provision for acquired impaired loans	2,965	(935)	—	76	5	—	2,111
Provision for acquired non-impaired loans and leases	(1,117)	(86)	9	3	2	355	(834)
Provision for originated loans	1,202	41	314	689	1	1,824	4,071
Total provision	$3,050	$(980)	$323	$768	$8	$2,179	$5,348
Charge-offs for acquired impaired loans	(3,251)	(461)	—	(74)	(9)	—	(3,795)
Charge-offs for acquired non-impaired loans and leases	—	(171)	—	(3)	(1)	(454)	(629)
Charge-offs for originated loans and leases	(1,011)	—	(95)	—	—	(1,480)	(2,586)
Total charge-offs	$(4,262)	$(632)	$(95)	$(77)	$(10)	$(1,934)	$(7,010)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	143	143
Recoveries for originated loans and leases	—	—	—	—	—	388	388
Total recoveries	$—	$—	$—	$—	$—	$531	$531
Net charge-offs	4,262	632	95	77	10	1,403	6,479
Acquired impaired loans	448	494	—	638	26	—	1,606
Acquired non-impaired loans and leases	74	326	9	49	328	203	989
Originated loans and leases	546	549	451	1,407	1	952	3,906
Balance at September 30, 2016	$1,068	$1,369	$460	$2,094	$355	$1,155	$6,501
Ending ALLL balance
Acquired impaired loans	$399	$496	$47	$638	$26	$—	$1,606
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	—	339	—	192	328	—	859
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	669	534	413	1,264	1	1,155	4,036
Loans and leases ending balance
Acquired impaired loans	$187,359	$185,979	$7,539	$6,512	$590	$—	$387,979
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,374	2,553	—	192	328	—	9,447
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	377,090	438,446	104,369	244,566	1,055	154,557	1,320,083
Total loans and leases at September 30, 2016, gross	$570,823	$626,978	$111,908	$251,270	$1,973	$154,557	$1,717,509
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.28%	0.04%	0.00%	0.01%	0.00%	0.00%	0.33%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.00%	0.00%	0.03%	0.04%
Originated loans and leases	0.09%	0.00%	0.01%	0.00%	0.00%	0.09%	0.19%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	10.91%	10.83%	0.44%	0.38%	0.03%	0.00%	22.59%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.37%	0.15%	0.00%	0.01%	0.02%	0.00%	0.55%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	21.96%	25.53%	6.08%	14.24%	0.06%	9.00%	76.86%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of September 30, 2017 and December 31, 2016 totaled $15.1 million and $6.8 million, respectively. The increase of non-performing assets from December 31, 2016 to September 30, 2017 was primarily due to an increase in non-accrual loans of $8.3 million, primarily in the government guaranteed loan portfolio, partially offset by a decrease in other real estate owned of $2.7 million.

Total OREO held by us was $13.9 million as of September 30, 2017, a decrease of $2.7 million from December 31, 2016.  The decrease in OREO resulted from dispositions of $8.0 million and valuation adjustments of $367,000, offset by additions to OREO through loan foreclosures totaling $5.7 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Non-accrual loans and leases(1)(2)(3)	$15,121	$6,784
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,631	602
Total non-performing loans and leases	16,752	7,386
Other real estate owned	13,859	16,570
Total non-performing assets	$30,611	$23,956
Total non-performing loans as a percentage of total loans and leases	0.76%	0.34%
Total non-performing assets as a percentage of total assets	0.93%	0.73%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	95.39%	147.89%

(1)	Includes $656,000 and $552,000 of non-accrual restructured loans at September 30, 2017 and December 31, 2016.
(2)	For the nine months ended September 30, 2017, $977,000 in interest income would have been recorded had non-accrual loans been current; the amount of interest we recorded on these loans was $186,000.
(3)	For the nine months ended September 30, 2017, $49,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $8.3 million between December 31, 2016 and September 30, 2017 due to additional non-accrual loans primarily from the government guaranteed loan portfolio. The government guaranteed portion on non-accrual loans totaled $4.1 million at September 30, 2017.

Total accruing loans past due decreased from $14.1 million at December 31, 2016 to $7.5 million at September 30, 2017. The following table summarizes the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	September 30, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,670	$5,387	$9,541	$1,186	$11,648	$706
Residential real estate	2,976	367	1,581	176	2,142	37
Construction, land development, and other land	565	—	565	—	288	2
Commercial and industrial	6,586	2,610	3,465	1,585	4,064	753
Installment and other	310	2	—	2	213	11
Total impaired loans held in portfolio, net	$26,107	$8,366	$15,152	$2,949	$18,355	$1,509

	December 31, 2016
	Unpaid Principal Balance of Impaired Loans	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$9,502	$—	$8,916	$—	$8,975	$305
Residential real estate	2,527	496	804	293	1,346	46
Commercial and industrial	1,393	861	521	396	1,430	(2)
Installment and other	361	328	—	328	328	16
Total impaired loans held in portfolio, net	$13,783	$1,685	$10,241	$1,017	$12,079	$365

Deposits

Total deposits at September 30, 2017 were $2.5 billion, representing an increase of $30.5 million, or 1.2%, compared to December 31, 2016.  Non-interest bearing deposits were $753.7 million or 29.9% of total deposits, at September 30, 2017, an increase of $29.2 million or 4.0% compared to $724.5 million at December 31, 2016 or 29.1% of total deposits.  Interest bearing transaction accounts increased $51.4 million for the first nine months of 2017.  Time deposits decreased $50.0 million, or 6.4%, from $776.5 million at December 31, 2016 to $726.5 million at September 30, 2017. Core deposits remained stable at 86.2% of total deposits at September 30, 2017.

The increase in non-interest bearing deposits was driven by new deposit relationships.  Our cost of deposits was 33 basis points during the third quarter of 2017 compared to 19 basis points during the third quarter of 2016, and 30 basis points during the second quarter of 2017.  These increases are primarily attributed to an increase in interest rates on our time deposits. We had no brokered time deposits as of September 30, 2017 compared to $30.8 million at December 31, 2016.

As the time deposits we acquired as part of the Ridgestone acquisition mature, the acquisition accounting benefit to our cost of deposits declines. We anticipate a further decline in the fair value accounting adjustment benefit on our time deposits in the fourth quarter of 2017, although to a lesser extent than the impact in the third quarter 2017.

We gather deposits primarily through each of our 56 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit.

We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

The following table shows the average balance amounts and the average rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$748,523	0.00%	$653,642	0.00%
Interest-bearing checking accounts	186,447	0.06%	185,583	0.06%
Money market demand accounts	388,365	0.28%	406,531	0.26%
Other savings	441,096	0.07%	442,269	0.07%
Time deposits (below $100,000)	394,984	0.77%	288,682	0.47%
Time deposits ($100,000 and above)	363,534	1.05%	218,888	0.64%
Total	$2,522,949	0.33%	$2,195,595	0.19%

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	736,982	0.00%	650,803	0.00%
Interest-bearing checking accounts	185,409	0.06%	187,159	0.07%
Money market demand accounts	376,751	0.25%	399,240	0.25%
Other savings	445,082	0.07%	441,773	0.07%
Time deposits (below $100,000)	400,927	0.70%	304,697	0.46%
Time deposits ($100,000 and above)	381,745	0.84%	221,819	0.70%
Total	$2,526,896	0.29%	$2,205,491	0.20%

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity:

At September 30, 2017
Time Deposits
Three months or less	$89,480
Over three months through six months	33,170
Over six months through 12 months	172,639
Over 12 months	53,275
Total	$348,564

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential, multi-family real estate loans and securities. At September 30, 2017 and December 31, 2016, our bank had borrowing capacity from the FHLB of $913.0 million and $961.8 million, respectively, subject to the availability of collateral. During the nine months ended September 30, 2017, outstanding FHLB advances decreased to $234.6 million, from $313.7 million at December 31, 2016.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Federal Home Loan Bank advances:
Average balance outstanding	$249,630	$124,277
Maximum outstanding at any month-end period during the year	374,487	190,000
Balance outstanding at end of period	234,559	183,000
Weighted average interest rate during period	1.22%	0.40%
Weighted average interest rate at end of period	1.32%	0.41%
Line of credit:
Average balance outstanding	$12,287	n/a
Maximum outstanding at any month-end period during the year	20,650	n/a
Balance outstanding at end of period	—	n/a
Weighted average interest rate during period	3.92%	n/a
Weighted average interest rate at end of period	4.25%	n/a

The following table shows the scheduled maturities of our Bank’s FHLB advances and weighted average interest rates at September 30, 2017 (dollars in thousands):

Scheduled Maturities	Amount	Weighted Average Rates
2017	$225,000	1.24%
2018	9,559	3.21%
Total	$234,559	1.32%

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements.  Securities sold under agreements to repurchase totaled $30.8 million at September 30, 2017, an increase of $13.6 million compared to December 31, 2016.

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

As of September 30, 2017, we held $62.2 million in cash and cash equivalents. We maintain an investment securities portfolio of various holdings, types and maturities. We had securities available for sale of $584.7 million and securities held-to-maturity of $121.5 million as of September 30, 2017, including total unpledged securities of $480.9 million.

As of September 30, 2017, Byline Bank had maximum borrowing capacity from the FHLB of $1.1 billion and from the Federal Reserve Bank of $135.3 million. As of September 30, 2017, Byline Bank had open advances of $234.5 million and open letters of credit of $300,000, leaving us with available aggregate borrowing capacity of $1.0 billion. In addition, Byline Bank had uncommitted federal funds lines available of $40.0 million.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with The PrivateBank and Trust Company, now known as CIBC Bank USA (“CIBC”). As of December 31, 2016, this revolving line of credit had an outstanding balance of $20.7 million. On April 13, 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance reaches $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity on October 12, 2017. On October 12, 2017 we amended the credit agreement, which extended the maturity date to October 11, 2018.  The amended revolving line of credit bears interest at either LIBOR Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on our election. As of September 30, 2017, the Company had no balance outstanding on the line of credit.  We repaid the amount outstanding on the line of credit with a portion of the proceeds from our initial public offering during July 2017.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of Byline’s Consolidated Financial Statements as of December 31, 2016 and 2015, included in our prospectus in connection with our initial public offering that we filed with the SEC on July 3, 2017, for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Capital Resources

Stockholders’ equity at September 30, 2017 was $459.5 million compared to $382.7 million at December 31, 2016, an increase of $76.9 million, or 20.1%. The increase was primarily driven by the issuance of common stock, net of issuance costs of $76.8 million, in connection with our initial public offering on June 30, 2017 as well as retained earnings, offset by the repurchase of our Series A Preferred Stock totaling $25.5 million.

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

As of September 30, 2017, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since September 30, 2017 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands).

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$399,542	16.08%	$198,807	8.00%	N/A	N/A
Bank	356,132	14.30%	199,306	8.00%	$249,133	10.00%
Tier 1 capital to risk weighted assets:
Company	$381,934	15.37%	$149,105	6.00%	N/A	N/A
Bank	338,524	13.59%	149,480	6.00%	$199,306	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$346,052	13.93%	$111,829	4.50%	N/A	N/A
Bank	338,524	13.59%	112,110	4.50%	$161,937	6.50%
Tier 1 capital to average assets:
Company	$381,934	11.95%	$127,796	4.00%	N/A	N/A
Bank	338,524	10.57%	128,135	4.00%	$160,169	5.00%

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$316,314	13.28%	$190,257	8.00%	N/A	N/A
Bank	325,465	13.61%	191,267	8.00%	$239,084	10.00%
Tier 1 capital to risk weighted assets:
Company	$304,324	12.78%	$142,895	6.00%	N/A	N/A
Bank	313,474	13.11%	143,450	6.00%	$191,267	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$266,760	11.20%	$107,171	4.50%	N/A	N/A
Bank	313,474	13.11%	107,588	4.50%	$155,404	6.50%
Tier 1 capital to average assets:
Company	$304,324	10.07%	$120,850	4.00%	N/A	N/A
Bank	313,474	10.35%	121,169	4.00%	$151,461	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2017 the capital conservation buffer requirement was 1.25%.  The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of September 30, 2017.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2017, the Company received $2.2 million in cash dividends from Byline Bank to pay the line of credit interest, the trust preferred securities interest and preferred dividends.  There were no cash dividends received by the Company from Byline Bank for the year ended December 31, 2016.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.23% to 19.50% and maturities up to 2020. Variable rate loan commitments have interest rates ranging from 2.45% to 8.25% and maturities up to 2040.

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

The following table summarizes commitments as of the dates presented (dollars in thousands).

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$46,427	$425,115	$37,731	$332,928
Standby letters of credit	1,050	3,655	1,060	4,135
Total	$47,477	$428,770	$38,791	$337,063

During the nine months ended September 30, 2017 and for the year ended December 31, 2016, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2017 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2017
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$3,265	$545
Other interest rate swaps—pay fixed, receive floating	81,712	648	645

Non-GAAP Financial Measures

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest margin excluding accretion income, non-interest income to total revenues, pre-tax pre-provision return on average assets, tangible book value per share, and tangible common equity to tangible assets. Management believes that these non-GAAP financial measures provide useful information to management and investors that is supplementary to the Company’s financial condition, results of operations and cash flows computed in accordance with GAAP; however, management acknowledges that our non-GAAP financial measures have a number of limitations. As such, these disclosures should not be viewed as a substitute for results determined in accordance with GAAP financial measures that we and other companies use. Management also uses these measures for peer comparison. See “Reconciliation of Non-GAAP Financial Measures” in the following schedule for a reconciliation of the non-GAAP financial measures to the comparable GAAP financial measures.

Management uses the net interest margin excluding accretion income to assess the impact of acquisition accounting adjustment on the net interest margin. Management uses this to better assess the impact of acquisition accounting adjustment on net interest margin, as the effect of the loan discount accretion over the life of the loan may fluctuate based on the size of the acquisition, the decrease of acquired loan balances, or changes in cash flows.

Non-interest income to total revenues is non-interest income divided by net interest income plus non-interest income. Management believes that it is standard practice in the industry to present non-interest income as a percentage of total revenue. Accordingly, management believes providing these measures may be useful for peer comparison.

Pre-tax pre-provision return on average assets is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this metric is important due to the tax benefit resulting from the reversal of the net deferred tax asset valuation allowance and demonstrates profitability excluding the tax benefit and excludes the provision for loan and lease losses.

Tangible book value per share is calculated as tangible common equity, which is stockholders’ equity reduced by preferred stock and goodwill and other intangible assets, divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.

Tangible common equity to tangible assets is calculated as tangible common equity divided by tangible assets,  which is total assets reduced by goodwill and other intangible assets. Management believes this measure is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2017	2016	2017	2016
Net interest margin:
Reported net interest margin	4.18%	3.37%	4.07%	3.46%
Effect of accretion income on acquired loans	(0.29)%	(0.19)%	(0.28)%	(0.08)%
Net interest margin excluding accretion	3.89%	3.18%	3.79%	3.38%
Total revenues:
Net interest income	$31,412	$20,865	$90,761	$62,366
Add: Non-interest income	11,918	4,776	37,419	15,262
Total revenues	$43,330	$25,641	$128,180	$77,628
Non-interest income to total revenues:
Non-interest income	$11,918	$4,776	$37,419	$15,262
Total revenues	43,330	25,641	128,180	77,628
Non-interest income to total revenues	27.51%	18.63%	29.19%	19.66%
Pre-tax pre-provision net income:
Pre-tax income	$8,365	$1,574	$29,709	$2,592
Add: Provision for loan and lease losses	3,900	1,683	9,306	5,348
Pre-tax pre-provision net income	$12,265	$3,257	$39,015	$7,940
Pre-tax pre-provision return on average assets:
Total average assets	$3,307,186	$2,674,900	$3,301,941	$2,625,086
Pre-tax pre-provision net income	12,265	3,257	39,015	7,940
Pre-tax pre-provision return on average assets	1.47%	0.48%	1.58%	0.40%
Tangible common equity:
Total stockholders' equity	$459,533	$251,104	$459,533	$251,104
Less: Preferred stock	10,438	15,003	10,438	15,003
Less: Goodwill	51,975	25,688	51,975	25,688
Less: Core deposit intangibles and other intangibles	17,522	20,100	17,522	20,100
Tangible common equity	$379,598	$190,313	$379,598	$190,313
Tangible assets:
Total assets	$3,305,442	$2,747,929	$3,305,442	$2,747,929
Less: Goodwill	51,975	25,688	51,975	25,688
Less: Core deposit intangibles and other intangibles	17,522	20,100	17,522	20,100
Tangible assets	$3,235,945	$2,702,141	$3,235,945	$2,702,141
Tangible book value per share:
Tangible common equity	$379,598	$190,313	$379,598	$190,313
Shares of common stock outstanding	29,305,400	20,410,850	29,305,400	20,410,850
Tangible book value per share	$12.95	$9.32	$12.95	$9.32
Tangible common equity to tangible assets:
Tangible common equity	$379,598	$190,313	$379,598	$190,313
Tangible assets	3,235,945	2,702,141	3,235,945	2,702,141
Tangible common equity to tangible assets	11.73%	7.04%	11.73%	7.04%

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

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally; or
•	the impact of a possible change in the Federal income tax rate on our deferred tax assets and provision for income tax expense.

These factors should be considered in evaluating forward-looking statements, and you should not place undue reliance on any forward-looking statements, which speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our prospectus in connection with our initial public offering that we filed with the SEC on July 3, 2017, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

We are also exposed to interest rate risk through the retained portion of the SBA loans we make and the related servicing rights. Our SBA loan portfolio is comprised primarily of SBA 7(a) loans, virtually all of which are quarterly or monthly adjustable with the prime rate. The SBA portfolio reacts differently in a rising rate environment than our other non-guaranteed portfolios. Generally, when interest rates rise, the prepayments in the SBA portfolio tend to increase.

Our management of interest rate risk is overseen by our bank’s asset liability committee, and is chaired by Byline Bank’s Treasurer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit durations based on historical analysis and the targeted investment term of capital.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our client and Byline Bank needs. Typically, customer interest rate swaps are for terms of more than 5 years. As of September 30, 2017, we had a notional amount of $331.7 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Evaluation of Interest Rate Risk

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least monthly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) the effect of interest rate limitations in our assets, such as floors and caps, (6) the effect of our interest rate swaps and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2017 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of September 30, 2017	September 30, 2018	September 30, 2019
Immediate Shifts
+400 basis points	12.2%	11.1%
+300 basis points	10.4%	9.7%
+200 basis points	7.8%	7.5%
+100 basis points	4.0%	4.0%
-100 basis points	(6.4)%	(7.9)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	6.9%
+100 basis points	3.6%
-100 basis points	(5.4)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II-OTHER INFORMATION

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i)

Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or  otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: November 14, 2017	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)