Form 10-K
period 2017-12-31
BYLINE BANCORP, INC.
filed 2018-03-30
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38139

Byline Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-3012593
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
180 North LaSalle Street, Suite 300 Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 244-7000

Securities registered pursuant to Section 12(b) of the Act: common stock, par value $0.01 per share; Common stock listed on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2017, was approximately $332,611,295.

The number of shares of Registrant’s common stock outstanding as of March 29, 2018 was 29,404,048.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, scheduled to be held on June 5, 2018, are incorporated by reference into Part III of this Report.

i

Special Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company and our business. These statements are often, but not always, made through the use of words or phrases such as ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘could’’, ‘‘predict’’, ‘‘potential’’, ‘‘believe’’, ‘‘expect’’, ‘‘continue’’, ‘‘will’’, ‘‘anticipate’’, ‘‘seek’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘projection’’, ‘‘would’’, ‘‘annualized’’, “target” and ‘‘outlook’’, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Forward-looking statements represent management’s current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•

uncertainty regarding geopolitical developments and the United States and global economic outlook that may continue to impact market conditions or affect demand for certain banking products and services;

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

•	estimates of fair value of certain of our assets and liabilities, which could change in value significantly from period to period;
•	competitive pressures in the financial services industry relating to both pricing and loan structures, which may impact our growth rate;
•	unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected pay downs or payoffs of existing loans and leases;
•	inaccurate assumptions in our analytical and forecasting models used to manage our loan and lease portfolio;
•	unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes;
•	availability of sufficient and cost-effective sources of liquidity or funding as and when needed;
•	our ability to retain or the loss of key personnel or an inability to recruit appropriate talent cost-effectively;
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
•

changes in Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) government guaranteed lending rules, regulations and loan products, including specifically the SBA Section 7(a) program, changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally; or
•	the impact of a possible change in the federal or state income tax rate on our deferred tax assets and provision for income tax expense.

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements.  Additional information concerning the Company, including additional factors and risks that could materially affect our business and financial results, are included herein.  See “Risk Factors”. Forward-looking statements speak only as of the date they are made.  We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

PART I

Item 1. Business.

General

Byline Bancorp, Inc., headquartered in Chicago, Illinois, is a bank holding company and we conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. The words “the Company,” “we,” “our” and “us” refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Texas, North Carolina and New York, and sales representatives in Florida, New Jersey, Michigan and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended December 31, 2017. As of December 31, 2017, we had consolidated total assets of $3.4 billion, total gross loans and leases outstanding of $2.3 billion, total deposits of $2.4 billion, and total stockholders’ equity of $458.6 million.

Recapitalization

In 2013, our predecessor, Metropolitan Bank Group, Inc. (“Metropolitan”), experienced significant credit and financial losses resulting primarily from the collapse of real estate prices during the severe economic recession occurring during 2007 through 2009 in addition to a number of regulatory and other operational challenges. Despite deterioration in asset quality and financial performance, Metropolitan maintained a high quality deposit base, an attractive branch network and strong customer loyalty, which made it an ideal candidate for a turnaround.

An investment group raised $206.7 million in equity capital to recapitalize and gain control of Metropolitan through a series of transactions by which Metropolitan merged its multiple subsidiary banks into one, and an investor group acquired voting common stock and preferred stock of Metropolitan. The investors formed BXM Holdings, Inc. for the purpose of identifying an investment opportunity in a troubled U.S. banking institution. MBG Investors I, L.P. was the lead investor in the Recapitalization and Mr. del Valle Perochena, a member of our board of directors, is the general partner of MBG Investors I, L.P. and possesses the voting and investment power with respect to the securities beneficially owned by MBG Investors I, L.P. BXM Holdings, Inc. hired Roberto Herencia, the Chairman of our board of directors, and Alberto Paracchini, our President, Chief Executive Officer and Director, to identify an investment opportunity and later to effectuate the Recapitalization. Lindsay Corby, our Executive Vice President and Chief Financial Officer, served as a Principal of BXM Holdings, Inc. at the time of the Recapitalization. BXM Holdings, Inc. no longer conducts any operations. At the time of the Recapitalization, Metropolitan owned five banking subsidiaries that operated under 12 different brand names in the Chicago metropolitan area.

We accounted for the Recapitalization as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Accordingly, the assets acquired and liabilities assumed were recorded at their fair value on the date of acquisition. Fair value amounts were determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements (“ASC 820”). In many cases, the determination of the fair value required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The transaction qualified for federal income tax purposes as a recapitalization under Section 368(a)(1)(E) of the Code and resulted in carryover treatment of the existing tax bases and tax loss carryforwards, although the utilization of tax attributes (including net operating loss carryforwards and tax credits) became subject to limitations under Sections 382 and 383 of the Code.

Small ticket leasing acquisition

On October 10, 2014, Byline Bank acquired certain assets and liabilities related to the small ticket leasing operation of Baytree National Bank and Trust Company and Baytree Leasing Company LLC (collectively, “Baytree”). The purchase was accounted for under the acquisition method of accounting in accordance with ASC 805 and resulted in lease financing receivables of $42.0 million and goodwill of $4.5 million. There are no contingent assets or liabilities remaining from the acquisition.

In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third-party. We have grown the lease portfolio to $177.7 million as of December 31, 2017.

Ridgestone acquisition

On October 14, 2016, we completed the acquisition of Ridgestone Financial Services, Inc., under the terms of a definitive merger agreement (the “Ridgestone Agreement”). As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA lending programs.

As a result of the acquisition, each share of Ridgestone common stock was converted into the right to receive, at the election of the stockholder and subject to proration under the terms of the Ridgestone Agreement, either cash or shares of the Company’s common stock, or a combination of both. Total consideration included aggregate cash consideration in the amount of $36.8 million and the issuance of 4,199,791 shares of the Company’s common stock valued at $16.25 per common share. There were no contingent assets or liabilities arising from the acquisition.

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
•

Expanded our footprint through the addition of two full service banking offices in Brookfield, Wisconsin, and Schaumburg, Illinois. In addition, Ridgestone had loan production offices located in Wisconsin (Green Bay and Wausau), Indiana (Indianapolis) and California (Newport Beach) that we continue to operate.

We determined that the Ridgestone acquisition constituted a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value amount on the date of acquisition. Fair value was determined in accordance with the guidance provided in ASC 820. The fair values may be adjusted through the end of the measurement period, which closes at the earlier of the Company receiving all necessary information to complete the acquisition or one year from the date of acquisition. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017 and required no measurement period adjustments during 2017. The transaction qualified for federal income tax purposes as a recapitalization under Section 368(a)(1)(E) of the Code and resulted in carryover treatment of the existing tax bases and tax loss carryforwards, although the utilization of tax attributes (including net operating loss carryforwards and tax credits) became subject to limitations under Sections 382 and 383 of the Code.

First Evanston acquisition

On November 27, 2017, the Company and First Evanston Bancorp, Inc. (“First Evanston”) entered into a definitive agreement and plan of merger pursuant to which the Company will acquire First Evanston through the merger of First Evanston with and into the Company, followed immediately by the merger of First Evanston’s wholly owned bank subsidiary, First Bank & Trust, with and into Byline Bank. First Bank & Trust is a commercial bank that operates 11 banking offices in the Chicago area. As of December 31, 2017, First Evanston had approximately $1.2 billion in total assets, $903.3 million in gross loans, and $1.0 billion in total deposits.  The consideration to be paid by the Company will consist of $27.0 million in cash with the remainder in Company stock (currently estimated at 6.7 million shares of common stock).  The transaction has been approved unanimously by each company’s board of directors and is expected to close during the first half of 2018. Closing of the transaction is subject to regulatory approvals, the approval of First Evanston’s shareholders and the Company’s stockholders, and the satisfaction of certain other closing conditions. The Company has received federal banking authority approval for the merger under the Bank Holding Company Act (“BHC Act’) and the Bank Merger Act, from the Board of Governors of the Federal Reserve System (acting through the appropriate Federal Reserve Bank), and the Federal Deposit Insurance Corporation (the “FDIC”).

Strategic branch consolidation

During 2015 and 2016, we performed a strategic review of our existing core banking footprint. With technology improvements and changes to customers’ banking preferences, we examined branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since the Recapitalization, our branch network has been reduced from 88 to 56. We will continue to strategically evaluate our locations based on our growth and profitability standards. During December 2017, we consolidated another branch in Chicago, resulting in 56 branch locations.

We plan to continue to leverage our seasoned management team, the attractive market opportunity in the Chicago metropolitan area, our diversified lending approach and our track record of successfully integrating acquisitions to drive future growth. We believe that having a deep understanding of customers, longstanding ties to the communities in which we operate, a strong market position and exceptional employees allows us to provide the attention, responsiveness and customized service our clients seek while offering a diverse range of products to serve a variety of needs.

Segments

We have one reportable segment. Our chief operating decision maker, our Chief Executive Officer, evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance.

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 55 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Retail deposits

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest bearing accounts, money market demand accounts, savings accounts, interest bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except for time deposits exceeding $100,000, to be our primary and most valuable funding source, and as of December 31, 2017, core deposits represented 86.1% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for only 8.6% of all deposits, as of December 31, 2017. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. Our incentive compensation plans are designed so that those arrangements appropriately balance risk and financial rewards, are compatible with effective risk management practices and are supported by effective governance. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $2.4 billion of deposits at December 31, 2017, and our cost of deposits was 0.31% for the year ended December 31, 2017.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. As of December 31, 2017, loans originated or managed by commercial lending represented $1.7 billion, or 73.5%, of our total gross loans outstanding. The business is supported by a seasoned lending team of 23 commercial bankers with deep local experience averaging 19 years. We offer a comprehensive range of commercial loan, deposit and cash management products. Our primary commercial lending groups are described below:

Commercial real estate.  Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our CRE portfolio is broadly diversified by property type including loans secured by multi family, retail, industrial and office properties. As of December 31, 2017, the CRE group had $495.1 million in loans outstanding.

Commercial & industrial.  Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $50 million of annual revenue and seek to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit, and cash management products and services. As of December 31, 2017, the C&I group managed a portfolio of $259.8 million in loans outstanding.

Sponsor finance.  Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and believe our expertise in this niche is unique for a bank our size. As of December 31, 2017, we had $149.3 million in sponsor finance loans outstanding.

Syndications.  From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following the Recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller piece of our portfolio. The syndications group targets transactions in the home mortgage, commercial real estate and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2017, the group had $354.7 million in loan syndications outstanding.

Commercial deposits and cash management.  We also support our business clients with a variety of deposit and cash management products, along with business transaction accounts. Our comprehensive suite of products includes treasury services, information reporting, fraud management, cash collection and interest rate derivative products. We believe these tailored products allow us to provide a robust service offering to our clients and to support their day to day funding and risk management needs. These services are provided through multiple points of contact including branch, online and mobile interfaces.

Small Business Capital

We launched our SBA business with the acquisition of Ridgestone in October 2016. This business serves small businesses in need of, and qualifying for, U.S. government guaranteed loans. We also provide SBA lending services throughout the Midwest, Tennessee and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers that we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2017, total loans and leases included the guaranteed amount of U.S. Government guaranteed loans of $77.0 million. The total unpaid principal balances of loans serviced for others was $1.1 billion at December 31, 2017.

Small ticket equipment leasing

In 2014, we purchased small ticket leasing assets from Baytree National Bank & Trust Company and Wells Fargo Corporation, and today through our bank subsidiary Byline Financial Group, we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, wholesalers and automotive related industries. The average lease size at origination for Byline Financial Group for the year ended December 31, 2017 was approximately $48,000. Our 17 person sales force originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2017, Byline Financial Group had $177.7 million in leases outstanding with a weighted average life of approximately 2.4 years.

Distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 55 branch network in this area is our core distribution channel. We operate the fourth largest branch network in the city of Chicago and we take advantage of our focused footprint and deep rooted relationships to target local customers with a diversified product offering.

Our expansive local branch network enables us to gather low cost deposits, promote the Byline brand and customer loyalty, originate loans, leases and other products and maintain relationships with our customers through regular community involvement. Our branch network is fundamental to our ability to achieve successful customer outreach in line with our culture, which promotes high touch engagement with our customers and proactive solutions.

While our branch network will continue to be our primary delivery channel, we understand the evolving banking environment requires digital interaction to keep pace with our customers’ needs. We have rationalized our branch network to increase efficiency while at the same time invested in our product development, particularly our online and mobile banking platforms that allow customers to transact via the digital channel including bill payments, mobile deposits and peer to peer payment options. As of December 31, 2017, approximately 85.6% of our checking account customers are enrolled in our online banking platform, and approximately 68.7% of our checking account customers are enrolled in mobile banking.

When we deem it advisable, we launch marketing campaigns through our branches and online platform to advertise new products or promotional services. We view these two channels as key touchpoints with our customers and frequently strategize how we can best utilize these distribution networks.

Competition

The financial services industry is highly competitive as we compete for loans, leases, deposits and customer relationships in our market. Competition involves efforts to retain current clients, make new loans and obtain new deposits, increase the scope and sophistication of services offered and offer competitive interest rates paid on deposits and charged on loans. Within our branch footprint, we face competition primarily from national, regional and other local banks that have established branch networks throughout the Chicago metropolitan area, giving them visible retail presence to customers.

We believe our ability to provide a flexible, sophisticated product offering and an efficient process to our customers allows us to stay competitive in the financial services environment. Our local presence and hands on approach enable us to provide a high level of service that our customers value.

Intellectual Property

In the highly competitive banking industry in which we operate, intellectual property is important to the success of our business. We registered the “Byline Bank” and “Byline Bancorp, Inc.” trademarks with the United States Patent and Trademark Office, along with various other trademarks, logos, and tag lines and we intend to protect the use of our trademarks and other intellectual property nationwide.

Employees

As of December 31, 2017, we had 844 full time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good.

Supervision and Regulation

We and our subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. Significant elements of the statutes, regulations and policies applicable to us and our subsidiaries are described below.

Regulatory Agencies

We are a bank holding company under the BHC Act. Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the Federal Reserve. The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Byline Bank, our bank subsidiary, is an FDIC-insured commercial bank chartered under the laws of Illinois. Our bank is not a member of the Federal Reserve System. Consequently, the FDIC and the Illinois Department of Financial and Professional Regulation (“IDFPR”) are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of an Illinois-chartered bank, we are also subject to supervision and examination by the IDFPR. We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act as administered by the SEC, and the rules adopted by the New York Stock Exchange (the “NYSE”) applicable to NYSE listed companies.

Permissible Activities for Bank Holding Companies

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor. We currently do not conduct any non-banking activities through its parent company or through any non-bank subsidiaries.

Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broader range of additional activities than bank holding companies that are not financial holding companies. In particular, financial holding companies may engage in activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.

The Federal Reserve has the power to order any bank holding company or any of its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Permissible Activities for Banks

As an Illinois-chartered commercial bank, our bank’s business is subject to extensive supervision and regulation by state and federal bank regulatory agencies. Our business is generally limited to activities permitted by Illinois law and any applicable federal laws. Under the Illinois Banking Act, our bank may generally engage in all usual banking activities, including, among other things, accepting deposits; lending money on personal and real estate security; issuing letters of credit; buying, discounting, and negotiating promissory notes and other forms of indebtedness; buying and selling foreign currency and, subject to certain limitations, certain investment securities; engaging in certain insurance activities and maintaining safe deposit boxes on premises.

Illinois law also imposes restrictions on Byline Bank’s activities intended to ensure the safety and soundness of our bank. For example, Byline Bank is restricted under the Illinois Banking Act from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer.

Acquisitions by Bank Holding Companies

The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act”, the Illinois Banking Act, the Illinois Bank Holding Company Act and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the Federal Reserve under the BHC Act before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC- insured depository institution or to assume certain liabilities of non-banks. In reviewing applications seeking approval of merger and acquisition transactions, banking regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause banking regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Dividends; Stress Testing

We are a legal entity separate and distinct from Byline Bank and other subsidiaries. As a bank holding company, we are subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations.

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined below, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer, which is to be phased in over a three year period that began on January 1, 2016. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $79.7 million to us without obtaining affirmative regulatory approvals as of December 31, 2017.

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal banking regulators. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that if we become subject to those requirements, the Federal Reserve, the FDIC and the IDFPR will consider our results and those of our bank as an important factor in evaluating our and our bank’s capital adequacy, any proposed acquisitions by us or by our bank and whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, the Federal Reserve Act limits the extent to which our bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

Federal law also limits our bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, certain of our stockholders are foreign nationals, and we and certain of these foreign national stockholders have entered into commitments with the Federal Reserve that restrict our ability to engage in certain business transactions without the consent of the Federal Reserve. Certain of our stockholders have also entered into passivity commitments with the Federal Reserve that generally restrict these stockholders from entering into banking or nonbanking transactions with us. For further information, see “Certain Relationships and Related Transactions—Foreign National Commitments and Passivity Commitments”.

Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, we are expected to commit resources to support Byline Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our stockholders’ or creditors’, best interests to do so. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulatory agency to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of our bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework, known as Basel III, as implemented by the federal banking regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

Basel III and the Capital Rules. In July 2013, the federal banking regulators approved final rules, or the Capital Rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and our bank, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules, among other things, (i) include a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for our bank beginning on January 1, 2015.

Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1) until it reaches 2.5% on January 1, 2019. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased-in, the Capital Rules will require us, and our bank, to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). On November 22, 2017, the federal banking regulators finalized rules that otherwise maintain the Capital Rules’ 2017 adjustments for the year 2018. These changes to the Capital Rules became effective beginning on January 1, 2018. On September 27, 2017, the federal banking regulators proposed a rule to simplify the current regulatory capital treatment of mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities. If finalized, the rule would supersede the November 22, 2017 rule, and the proposal would eliminate (i) the Capital Rules’ 10% CET1 deduction threshold that applies individually to mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities, and (ii) the aggregate 15% CET1 deduction threshold that subsequently applies on a collective basis across such items. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

In addition, under the general risk-based Capital Rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including us and Byline Bank, were able to make a one-time permanent election to continue to exclude these items. Both we and Byline Bank made this election.

The Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”).

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30 day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither of these final versions of the LCR would apply to us or our bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule has yet to be finalized. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as us and Byline Bank.

Prompt Corrective Action Framework

The FDIA also requires the federal banking regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The federal banking regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 4% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6% or a leverage ratio of less than 4%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of Byline Bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized”. An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

As of December 31, 2017, we and our bank were considered “well capitalized” with Tier 1 capital ratios of 15.27% and 13.57%, respectively, total capital ratios of 15.98% and 14.28%, respectively, Tier 1 leverage ratios of 12.25% and 10.89%, respectively, and a CET1 ratio of 13.77% and 13.57%, respectively, as calculated under Basel III which went into effect on January 1, 2015. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Safety and Soundness Standards

The FDIA requires the federal banking agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the banking regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “—Prompt Corrective Action Framework”.  If an institution fails to comply with such an order, the banking regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Deposit Insurance

FDIC insurance assessments

As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

As an institution with less than $10 billion in assets, our bank’s assessment rates are based on the level of risk it poses to the FDIC’s deposit insurance fund (“DIF”). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like Byline Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), and (iii) a brokered deposit adjustment, to calculate a total base assessment rate.

Under the Dodd-Frank Act, the limit on FDIC deposit insurance was increased to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Other assessments

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

All Illinois state-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of Byline Bank’s total assets.

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the “Volcker Rule”, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly affect the operations of us and our subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of deposits of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Interstate Branching

Illinois state-chartered banks, such as Byline Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) any state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, Telephone Consumer Protection Act, CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to various federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the TILA, the ECOA and new requirements for financial services products provided for in the Dodd-Frank Act.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined in the Dodd-Frank Act as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect herself or himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but it could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Federal Home Loan Bank Membership

Byline Bank is a member of the Federal Home Loan Bank of Chicago (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Ability-To-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as Byline Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability-to-repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability to repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”, which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Leveraged Lending Guidance

In March 2013, the federal banking regulators jointly issued guidance on leveraged lending that updates and replaces the guidance for leveraged finance activities issued by the federal banking regulators in April 2001. The revised leveraged lending guidance describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain, among other things, (i) a credit limit and concentration framework consistent with the institution’s risk appetite, (ii) underwriting standards that define acceptable leverage levels, (iii) strong pipeline management policies and procedures and (iv) guidelines for conducting periodic portfolio and pipeline stress tests.

Community Reinvestment Act of 1977

Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination which is dated February 17, 2016.

Financial Privacy

The federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, substantially broadened the scope of United States anti money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The U.S. Treasury Department’s Financial Crimes Enforcement Network, among other federal agencies, also promulgates rules and regulations regarding the USA PATRIOT Act with which financial institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these obligations and have in some cases brought criminal actions against some institutions for these types of violations.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences and could result in civil money penalties imposed on the institution by OFAC. Failure to comply with these sanctions could also cause applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the federal banking regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

During the second quarter of 2016, certain U.S. regulators, including the Federal Reserve, the FDIC and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including us and Byline Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

Item 1A. Risk Factors.

The material risks and uncertainties that management believes affect us are described below. You should carefully consider these risks, together with all of the information included herein.  Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business

Credit and Interest Rate Risks

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans or leases, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan or lease, including risks with respect to the period of time over which the loan or lease may be repaid, risks relating to proper loan or lease underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans or leases, a lack of discipline or diligence by our employees in underwriting and monitoring loans and leases, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan and lease portfolio, may result in loan or lease defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

We may underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we provide for loan and lease losses.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s best estimate of probable losses that may be incurred within our existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for probably incurred loan and lease losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan and lease portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; incurred losses inherent in the current loan and lease portfolio; and economic, political and regulatory conditions. Given our limited history in making loans since the Recapitalization, we do not have adequate historical data on loans made by Byline Bank to calculate loan allowances solely based on the Banks’s historical loan experience and, as a result, we calculate loan allowances and reserves, in part, based on industry and peer data, which could increase the subjectivity of the calculation. In accordance with accounting principles generally accepted in the United States (“GAAP”) for business combination accounting, the loans acquired through the Recapitalization and our acquisition of Ridgestone were recorded at their estimated fair value. Therefore, there was no allowance for loan losses associated with those loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans, which includes considering the net remaining acquisition accounting adjustment ($31.7 million at December 31, 2017).

For our loans and leases, we perform loan reviews and grade loans on an ongoing basis, and we estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded lending commitments). The objective of our loan review and grading procedures is to identify existing or emerging credit quality problems so that appropriate steps can be initiated to avoid or minimize future losses. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments of loan collectability. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to estimate accurately the impact of factors that we do identify.

Although we believe our allowance for loan and lease losses is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, this allowance may not be sufficient. We could sustain credit losses that are significantly higher than the amount of our allowance for loan and lease losses. Higher credit losses could arise for a variety of reasons, such as changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing allowance for loan and lease losses might occur. Losses in excess of the existing allowance for loan and lease losses will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers, would generate increased charge-offs and a need for higher reserves.

As of December 31, 2017, our allowance for loan and lease losses as a percentage of total loans and leases was 0.73% and as a percentage of total nonperforming loans and leases was 99.30%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan and lease losses in the future further to supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan and lease losses, the policies and procedures we use to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to make further provisions or recognize future charge-offs. Further, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional adjustments to increase the allowance for loan and lease losses.

Any increases in our provision for loan and lease losses will result in a decrease in net income and may reduce retained earnings and capital and, therefore, have a material adverse effect on our business, financial condition and results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that will replace the current approach under GAAP for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is generally expected to result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The standard will be effective for us in 2020 or, if we remain an emerging growth company and continue to elect not to opt out of the extended transition period for new accounting standards, 2021. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information about the standard.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

A significant portion of our loan portfolio is of relatively recent origin. Normally, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning”. As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 69.1% of our portfolio has been originated since the Recapitalization, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

In addition to relying on borrowers to repay their loans and leases, we are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A default by a significant market participant, or concerns that such a party may default, could lead to significant liquidity problems, losses or defaults by other parties, which in turn could adversely affect us.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Deterioration in the credit quality of third parties whose securities or obligations we hold, including the Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and municipalities, could result in significant losses.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively affect our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect the premiums we may receive in connection with the sale of SBA and USDA (together, “U.S. government guaranteed”) loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies can have a significant effect on our net interest income and results of operations.

We seek to mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. Our hedging strategies rely on assumptions and projections regarding interest rates, asset levels and general market factors and subject us to counterparty risk. There is no assurance that our interest rate mitigation strategies will be successful and if our assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that could adversely affect our earnings.

Our interest-earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest-earning assets and interest-bearing liabilities. Although we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure our protective measures are adequate.

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result if the Board of Governors of the Federal Reserve System (the “Federal Reserve”) reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to the severe economic recession occurring during 2007 through 2009. Consequently, the average yield on banks’ interest-earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

As of December 31, 2017, we had $760.9 million of non-interest bearing transaction accounts and $186.6 million of interest-bearing transaction accounts. Current interest rates for interest-bearing accounts are very low due to current market conditions. However, we do not know what market rates will eventually be, especially if the Federal Reserve increases interest rates. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and other repossessed assets may not accurately describe the fair value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the fair value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan and lease losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

The value of the financial instruments we own may decline in the future.

As of December 31, 2017, we owned $700.4 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

In addition, an increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

Concentrated exposures to individual obligors may unfavorably impact our operations.

We have cultivated relationships with certain individuals, businesses and institutions that could result in relatively large exposures to select single obligors. The failure to properly anticipate and address risks associated with any concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.

Funding Risks

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds. This loss would require us to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors, has become a source of funds and we may issue additional equity or debt securities following our initial public offering. Additional liquidity may be provided by brokered time deposits and repurchase agreements and we have the ability to borrow from the Federal Reserve Bank of Chicago and the FHLB. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Our liquidity is dependent on dividends from Byline Bank.

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, including cash flow to pay dividends on our preferred stock, dividends on our junior subordinated debentures, and principal and interest on any debt we may incur, including trust preferred securities, comes from dividends from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. For example, Illinois law only permits Byline Bank to pay dividends out of its net profits then on hand, after first deducting the bank’s losses and any debts owed to Byline Bank on which interest is past due and unpaid for a period of six months or more, unless the same are well secured and in the process of collection. As of December 31, 2017, Byline Bank had the capacity to pay us a dividend of up to $79.7 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

Loss of deposits could increase our funding costs.

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2017, we had $2.4 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally; customer perceptions of our financial health and general reputation; increasing competitive pressures from other financial services firms for consumer or corporate customer deposits; and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to capital, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

Operational Risks

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our strategy focuses on organic growth, supplemented by opportunistic acquisitions.

Our growth requires that we increase our loan and deposit growth while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.

Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including retailers and payment processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could affect us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them, including costs to replace compromised debit cards and address fraudulent transactions.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition or results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing and internal audit systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above or herein, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

Our limited operating history following the Recapitalization may make it difficult for investors to evaluate our financial trends, and also may impair our ability to accurately forecast our future performance.

We have a limited operating history following the Recapitalization transaction in 2013. In connection with the Recapitalization, we replaced all senior management of our predecessor and a significant majority of its lending staff. As a result, our limited operating history may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations, and makes accurate financial forecasting more difficult for us. It may also be more difficult for us to evaluate trends that may affect our business. In addition, due to the application of the acquisition method of accounting to record, at fair value, all of the assets acquired and liabilities assumed at the time of the Recapitalization, financial information prior to the Recapitalization is not comparable to such information post-Recapitalization. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable business environment.

Current or former employee or predecessor misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage, or our former directors, employees, or controlling stockholders could have engaged, in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, or if former directors, employees, or controlling stockholders previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees or former directors, employees, or controlling stockholders, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. There are a limited number of qualified persons with requisite knowledge of, and experience in, certain of our specialized business lines, including our equipment leasing and U.S. government guaranteed lending businesses. A number of our employees have considerable tenure with Byline Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. This could have a material adverse effect on our business, financial condition or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including restrictions recently proposed for adoption by U.S. regulatory agencies, including the Federal Reserve and the FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

External Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; or a combination of these or other factors.

The City of Chicago and State of Illinois currently face significant financial difficulties, which could adversely affect our business.

We have significant loan exposure in the Chicago metropolitan area and both the City of Chicago and the State of Illinois currently face significant fiscal challenges, including large budget deficits, substantial unfunded pension obligations and low credit ratings compared to other local entities, which could negatively impact us to the extent this leads to declines in business activity and overall economic conditions in Illinois and the Chicago metropolitan area. These fiscal challenges may also lead to significant increases in real estate taxes on properties in the Chicago metropolitan area, which could negatively affect certain of our borrowers’ ability to make payments on our loans.

Some of our commercial loan borrowers are not-for-profit entities that may be dependent on the receipt of contractual payments and reimbursements from the State of Illinois for services rendered. To the extent the City of Chicago or State of Illinois, as applicable, delays or suspends these payments and reimbursements, this could adversely affect the ability of borrowers to meet their loan repayment obligations to us. Any resulting delinquencies and defaults on these loans would in turn adversely affect our financial condition and results of operations.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate. As of December 31, 2017, our real estate loans include $105.4 million of construction and development loans, $248.7 million of multifamily loans, $438.8 million of non-owner occupied commercial real estate (“CRE”) loans and $328.5 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan and lease portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

Our small business customers may lack the resources to weather a downturn in the economy.

One of our primary strategies is serving the banking and financial services needs of small and medium sized businesses. These businesses generally have fewer financial resources than larger entities and less access to capital sources and loan facilities. If economic conditions are generally unfavorable in our market areas, our small business borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve, many of whom target the same customers we do in the Chicago metropolitan area. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the severe economic recession occurring during 2007 through 2009 has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate or more expansive product mixes offered by larger institutions. We also face increased competition in our U.S. government guaranteed lending business which can adversely affect our volume and the premium, if any, recognized on sales of the guaranteed portions of such U.S. government guaranteed loans. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

We rely, in part, on the reputation of our bank to attract customers and retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this prospectus, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third-party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Byline Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.

On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative”, on November 28, 2011. In 2013, both Moody’s and Standard & Poor’s revised their outlooks from “Negative” to “Stable”, and on March 21, 2014, Fitch revised its outlook from “Negative” to “Stable”. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could affect our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

Guaranteed Loans Risks

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gains on such sales recognized for the twelve months ended December 31, 2017 was $32.9 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

Legal, Accounting and Compliance Risks

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) acquisition-related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including other-than-temporary impairment losses, (vi) the valuation of real estate held for sale, and (vii) the valuation of or recognition of deferred tax assets and liabilities. See Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Furthermore, we currently outsource our internal audit function. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Our goodwill may become impaired, which may adversely impact our results of operations and financial condition and may limit Byline Bank’s ability to pay dividends to us, thereby causing liquidity issues.

As of December 31, 2017, we had goodwill of $52.0 million, or 11.3% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

The accounting for loans acquired in connection with our Recapitalization and acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

All loans acquired as part of the Recapitalization in 2013 as well as loans acquired in connection with our subsequent acquisitions, including the Ridgestone acquisition in October 2016, have been recorded at their estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. The determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan and lease losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable yield with a positive impact on interest income prospectively. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively affect our results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. The acquisition of Ridgestone in 2016 and the improved risk profile of the Company are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of the interest rate environment and loan and lease growth capabilities or other factors, our ability to realize the net deferred tax assets could be affected.

Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could cause an ownership change and could limit our ability to utilize our net operating loss carryforwards and other tax attributes pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded net deferred tax assets. As of December 31, 2017 we did not have a valuation allowance against our net deferred tax assets for certain amounts related to U.S. net operating loss carryforwards, and our net deferred tax assets as of December 31, 2017 were $50.0 million. See Note 11 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further discussion of our deferred tax assets.

Recently, the U.S. Congress passed legislation that decreased the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the rate change, our net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and, as a result, we recorded income tax expense of $7.2 million, or $0.24 per diluted share, during the fourth quarter of 2017 as a result of this change. As a result of the new 21% corporate federal tax rate, we expect our effective tax rate for 2018 to be approximately 27% to 29%.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally. For example, in 2016, the FASB approved a new accounting standard that would require companies to include lease obligations on their balance sheets, which will be effective in 2019, or if we remain an emerging growth company and continue to elect not to opt out of the extended transition period for new accounting standards, in 2020. This new standard will result in changes to our accounting presentation and could adversely affect our balance sheet.

We are an emerging growth company within the meaning of the Securities Act of 1933 (the “Securities Act”), and have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt, and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to those of companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

We recently completed our initial public offerings. Fulfilling our public company financial reporting and other regulatory obligations and our ongoing transition to a standalone public company will be expensive and time consuming and may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under Sarbanes-Oxley and the related rules and regulations of the SEC, as well as the rules of the NYSE. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance and investor relations staff and on our accounting, financial and information systems and increases our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional legal, accounting, tax, finance and investor relations staff. As a public company we may also need to enhance our investor relations and corporate communications functions and attract additional qualified board members. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-interest Expense”. The actual amount of the incremental expenses we will incur may be higher, perhaps significantly, than our current estimates.

In accordance with Section 404 of Sarbanes-Oxley, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. Our independent registered public accounting firm is not required to attest formally to the effectiveness of our internal controls until the later of the year following the first annual report required to be filed with the SEC and the date on which we are no longer an “emerging growth company”. When required, this process will require additional documentation of policies, procedures and systems, further review of that documentation by our third-party internal auditing staff and internal accounting staff and our outside independent registered public accounting firm, and additional testing of our internal control over financial reporting by our third-party internal auditing staff and internal accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we are not able to implement the requirements of Section 404 of Sarbanes-Oxley in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition or results of operations.

The financial reporting resources we have put in place may not be sufficient to ensure the accuracy of the additional information we are required to disclose as a publicly listed company.

As a result of being a publicly listed company, we are subject to the heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards required enhancements to the design and operation of our internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.

If we are unable to meet the demands that are placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not perform an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements as of December 31, 2017. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an “emerging growth company”, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company”.

Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock following completion of this offering, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

There also are provisions in our amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and amended and restated bylaws, which we refer to as our bylaws, such as limitations on the ability to call a special meeting of our stockholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our certificate of incorporation to issue shares of our preferred stock, and determine the rights, terms, conditions and privileges of such preferred stock, without stockholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our bank is subject to regulation and supervision by the FDIC and the IDFPR. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

Since the severe economic recession occurring during 2007 through 2009, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd-Frank Act have not been applied to us. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations. Recent political developments, including the change in administration in the United States, have led to additional uncertainty as to the implementation, scope and timing of regulatory reforms.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the presidential administration in the United States that may directly affect financial institutions and the global economy.

The presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Certain of our activities are restricted due to commitments entered into with the Federal Reserve by us and certain of our foreign national stockholders.

Certain of our stockholders who invested in our Recapitalization are foreign nationals, and we and certain of these foreign national stockholders have entered into commitments with the Federal Reserve that restrict some of our activities. In particular, without approval of the Federal Reserve, we are restricted from engaging in certain transactions with these foreign national stockholders, their immediate families, and any company controlled by such foreign national stockholders or by their immediate families. Such transactions include (i) extensions of credit described in the Federal Reserve’s Regulation O, (ii) covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, and (iii) subject to certain limited exceptions, business transactions or relationships with companies controlled by such foreign national stockholders or by their immediate families. For additional information about the commitments entered into with the Federal Reserve, see “Certain Relationships and Related Transactions—Foreign National Commitments and Passivity Commitments”. These restrictions could prevent us from pursuing activities that would otherwise be in our and our other stockholders’ best interests. Moreover, if we were to fail to comply with any of these restrictions, we could be subject to enforcement and other legal actions by the Federal Reserve, including civil and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to act as a source of financial and managerial strength for our bank in times of stress.

As a bank holding company, we are required under federal law to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our stockholders’ or our creditors’ best interests to do so. Providing such support is more likely to be necessary during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. See “Supervision and Regulation—Regulatory Capital Requirements” for more information on the capital adequacy standards that we must meet and maintain.

In particular, the capital adequacy and liquidity requirements applicable to Byline Bancorp, Inc. and Byline Bank under the recently adopted capital rules implementing the Basel III capital framework in the United States (the “Capital Rules”) began to be phased-in starting in 2015. Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The Basel III rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital. However, we are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital. The Basel III Capital Rules became effective as applied to us and Byline Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.

While we currently meet the requirements of the Basel III-based Capital Rules, we may fail to do so in the future. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the IDFPR periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our predecessor were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place our bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends may be limited and we do not intend to pay cash dividends on our common stock in the foreseeable future; consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We expect that we will retain all earnings, if any, for operating capital, and we do not expect our board of directors to declare any dividends on our common stock in the foreseeable future. Even if we have earnings in an amount sufficient to pay cash dividends, our board of directors may decide to retain earnings for the purpose of financing growth. We cannot assure you that cash dividends on our common stock will ever be paid.

In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock in the event we decide to declare dividends. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires our bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Rulemaking changes implemented by the Consumer Financial Protection Bureau (“CFPB”) may result in higher regulatory and compliance costs that could adversely affect our results of operations.

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See “Supervision and Regulation—Consumer Financial Protection”. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as Byline Bank) will continue to be supervised and examined by their primary federal regulators, the ultimate impact of this heightened scrutiny is uncertain and could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the severe economic recession occurring during 2007 through 2009, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”).

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. Further, we have in the past and may in the future be subject to consent orders with our regulators. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions), and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

During the second quarter of 2016, the Federal Reserve and the FDIC, along with other U.S. regulatory agencies, jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as Byline Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to compete successfully with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

We are subject to environmental liability risk associated with our lending activities and with the properties we own.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans and there is a risk that hazardous or toxic substances could be found on these properties, notwithstanding our prior due diligence. We also own many of our branches and it is possible that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Acquisition Activity

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to continue to grow our businesses organically but remain open to considering potential smaller bank or other acquisition opportunities that fit within the deposit strength and commercial orientation of our franchise and that we believe support our businesses and make financial and strategic sense, such as our recently announced anticipated acquisition of First Evanston Bancorp, Inc. In the event that we do pursue further acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC as well as the IDFPR. In evaluating applications seeking approval of acquisitions, such regulators consider factors such as, among other things, the competitive effect and public benefits of the transaction, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, including the Ridgestone acquisition, which took place in October 2016, as well as the First Evanston merger, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

In addition, acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	actual results of the acquired business may vary significantly from projected results;
•	intense competition from other banking organizations and other inquirers for acquisitions, causing us to lose opportunities or overpay for acquisitions;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	unexpected asset quality problems;
•	the time and expense required to integrate the operations of the combined businesses, including the integration or replacement of information technology and other systems;
•	difficulties in integrating and retaining employees of acquired businesses;
•	higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees or customers as a result of an acquisition that is poorly received;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	risk of assuming businesses with internal control deficiencies; or
•	risks of impairment to goodwill or other assets.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval.

Also, acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity, return on assets, and our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Other Risks

Our principal stockholder, MBG Investors I, L.P. will continue to have significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 39.1% of the outstanding shares of our common stock. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

MBG Investors I, L.P. could sell its interest in us to a third-party in a private transaction, which may not lead to your realization of any change of control premium on shares of our common stock and would subject us to the influence of a presently unknown third-party.

MBG Investors I, L.P. continues to beneficially own a large equity interest of our company. MBG Investors I, L.P. will have the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in another party gaining significant influence over our company.

The ability of MBG Investors I, L.P. to sell its shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock, could prevent you from realizing any change of control premium on your shares of our common stock that may accrue to MBG Investors I, L.P. on its private sale of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 55 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease 17 of our retail branch offices and our headquarters and own the remainder of our retail branch offices. We are continually evaluating opportunities to improve our existing branches, and we have closed and may close branches in certain circumstances to improve our efficiency.

Item 3. Legal Proceedings.

We operate in a highly regulated environment. From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “BY.”  There were approximately 1,288 holders of record of our common stock as of March 29, 2018.  The following table sets forth the high and low reported trading prices per share of our common stock for the periods indicated, as reported by the NYSE.  The reported high and low sales prices of our common stock begins on June 30, 2017, the first date of trading on the NYSE in connection with our initial public offering.  Prior to that, there was no public market for our common stock. We have not declared any dividends on our common stock in the last three years.

	Market Price Range
	High	Low	Dividends Paid
For the quarter ended:
2017
December 31, 2017	$23.65	$19.02	None
September 30, 2017	21.82	19.29	None
June 30, 2017	20.48	19.84	None
March 31, 2017	N/A	N/A	None
2016
December 31, 2016	N/A	N/A	None
September 30, 2016	N/A	N/A	None
June 30, 2016	N/A	N/A	None
March 31, 2016	N/A	N/A	None

The timing and amount of cash dividends paid depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to us by Byline Bank and cash on hand.  The Company is subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring, and Byline Bank from paying, dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes.  See “Item 1. Business – Supervision and Regulations – Dividends; Stress Testing” above and Note 21of notes to consolidated financial statements contained in Item 8 of this report.

Issuer Purchases of Equity Securities.

The Company did not repurchase any of its common stock during the quarter ended December 31, 2017.

Equity Compensation Plan Information.

The equity compensation plan information is presented under Part III, Item 12 of the report and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on Byline Bancorp, Inc.’s common stock from June 30, 2017 (the date of our initial public offering and listing on the NYSE) through December 31, 2017, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the SNL $1 Billion to $5 Billion Asset Bank Index, and (3) a peer group of the SNL $5 Billion to $10 Billion Asset Bank Index. Total return assumes the reinvestment of all dividends.

Index	6/30/2017	9/30/2017	12/31/2017
Byline Bancorp, Inc.	$100.00	$106.03	$114.56
Russel 2000	100.00	105.67	109.20
SNL U.S. Bank $1B-$5B	100.00	106.72	106.39
SNL U.S. Bank $5B-$10B	100.00	103.85	103.24

*The information assumes that $100 was invested at the closing price on June 30, 2017 in the Company’s stock and each index, and that all dividends are reinvested.

Item 6. Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of and for the fiscal years ended December 31, 2017, 2016, 2015, and 2014, and is derived from our audited financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance, and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information.

	As of and for the year ended December 31,
(Dollars in thousands except share and per share data)	2017	2016	2015	2014
Income Statement Data
Interest income	$136,803	$98,365	$83,263	$89,636
Interest expense	13,891	7,747	6,631	5,546
Net interest income	122,912	90,618	76,632	84,090
Provision for loan and lease losses	12,653	10,352	6,966	5,711
Net interest income, after provision for loan and lease losses	110,259	80,266	69,666	78,379
Non-interest income	50,058	25,904	20,839	18,253
Non-interest expense	119,523	100,686	105,172	97,919
Income (loss) before income taxes	40,794	5,484	(14,667)	(1,287)
Provision (benefit) for income taxes	19,099	(61,245)	307	—
Net income (loss)	21,695	66,729	(14,974)	(1,287)
Basic earnings (loss) per common share	$0.39	$3.31	$(0.86)	$(0.07)
Diluted earnings (loss) per common share	$0.38	$3.27	$(0.86)	$(0.07)
Weighted-average common shares outstanding (basic)	26,963,517	20,141,630	17,332,775	17,332,775
Weighted-average common shares outstanding (diluted)(1)	27,547,314	20,430,783	17,332,775	17,332,775
Balance Sheet Data
Loans and leases held for investment, before allowance for loan and lease losses(2)	$2,277,492	$2,148,011	$1,345,437	$1,284,969
Loans and leases held for sale	5,212	23,976	268	351
Allowance for loan and lease losses (ALLL)	16,706	10,923	7,632	4,794
Acquisition accounting adjustments(3)	31,693	43,242	19,171	69,834
Interest-bearing deposits in other banks	38,945	28,798	23,572	133,281
Investment securities	700,399	747,406	879,192	689,373
Assets held for sale	9,779	14,748	2,259	—
Other real estate owned, net	10,626	16,570	26,715	56,181
Goodwill and other intangibles	68,731	71,801	48,014	50,891
Servicing assets	21,400	21,091	—	—
Total assets	3,366,130	3,295,830	2,479,870	2,376,449
Total deposits	2,443,329	2,490,394	2,180,624	2,100,057
Total liabilities	2,907,552	2,913,172	2,291,596	2,167,378
Total stockholders’ equity	458,578	382,658	188,274	209,071
Book value per common share	15.29	14.51	10.00	11.20
Tangible book value per common share(4)	12.94	11.59	7.23	8.26
Performance Ratios
Net interest margin	4.11%	3.59%	3.44%	3.88%
Efficiency ratio(5)	67.32	83.83	104.84	92.78
Non-interest expense to average assets	3.62	3.66	4.22	4.03
Return (loss) on average stockholders’ equity	5.08	27.93	(7.21)	(0.62)
Return (loss) on average assets	0.66	2.42	(0.60)	(0.05)
Pre-tax pre-provision return (loss) on average assets(4)	1.62	0.57	(0.31)	0.18
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ALLL	0.74%	0.34%	0.69%	0.62%
ALLL / total loans and leases held for investment, net before ALLL	0.73	0.51	0.57	0.37
Net charge-offs (recoveries) / average total loans and leases held for investment, net before ALLL	0.31	0.42	0.33	0.14
Capital Ratios
Common equity to assets	13.31%	10.84%	6.99%	8.17%
Tangible common equity to tangible assets(4)	11.51	8.85	5.15	6.16
Leverage ratio	12.25	10.07	7.85	8.08
Tier 1 common ratio(6)	13.77	11.20	8.92	11.30
Tier 1 ratio	15.27	12.78	12.00	13.37
Total capital ratio	15.98	13.28	12.51	13.73

(1)	Due to losses for the years ended December 31, 2015 and 2014, zero incremental shares are included because the effect would be anti-dilutive.
(2)	Represents loans and leases, net of acquisition accounting adjustments, unearned deferred fees and costs and initial direct costs.
(3)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value adjustment at the time of the business combination on acquired loans.
(4)

Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(5)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(6)	Ratio not effective until January 1, 2015 but presented for comparison purposes only.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance.

•

“Adjusted net income” excludes certain significant items, which include dividends on preferred shares, the net deferred tax asset valuation reversal, incremental income tax benefit related to Illinois corporate income tax rate increase, incremental income tax expense related to federal corporate income tax reduction, impairment charges on assets held for sale, and merger related expense, adjusted for applicable income tax. Management believes the significant items listed are not indicative of or useful to measure our operating performance on an ongoing basis.

•

“Pre‑tax pre‑provision income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate.

•

“Pre‑tax pre‑provision return on average assets” is pre‑tax pre‑provision income, divided by average assets. Management believes this metric is important due to the tax benefit resulting from the reversal of the deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate. The ratio demonstrates the profitability excluding the tax benefit and excludes the provision for loan and lease losses.

•

“Tangible common equity” is defined as total stockholders’ equity reduced by preferred stock and goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.

•	“Tangible assets” is defined as total assets reduced by goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.

•

“Tangible book value per share” is tangible common equity divided by total shares of common stock outstanding. It is the ratio of tangible common stockholders’ equity to basic and diluted outstanding shares. This metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.

•

“Tangible common equity to tangible assets” is calculated as tangible common equity divided by tangible assets. This measure is important to investors interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.

•

“Net interest margin excluding loan accretion” is calculated as reported net interest margin less the effect of accretion income net of contractual interest collected on acquired loans. This metric is important as it illustrates the impact of net accretion income from acquired loans on the net interest margin.

We believe that these non‑GAAP financial measures provide useful information to its management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non‑GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures that we and other companies use. Management also uses these measures for peer comparison.

The following reconciliation table provides a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or For the Twelve Months Ended
	December 31	December 31	December 31
(dollars in thousands, except share and per share data)	2017	2016	2015
Net interest margin:
Reported net interest margin	4.11%	3.59%	3.44%
Effect of accretion income on acquired loans	(0.29)%	(0.11)%	(0.36)%
Net interest margin excluding accretion	3.82%	3.48%	3.08%
Total revenues:
Net interest income	$122,912	$90,618	$76,632
Add: Non-interest income	50,058	25,904	20,839
Total revenues	$172,970	$116,522	$97,471
Non-interest income to total revenues:
Non-interest income	$50,058	$25,904	20,839
Total revenues	172,970	116,522	97,471
Non-interest income to total revenues	28.94%	22.23%	21.38%
Pre-tax pre-provision net income (loss):
Pre-tax income (loss)	$40,794	$5,484	$(14,667)
Add: Provision for loan and lease losses	12,653	10,352	6,966
Pre-tax pre-provision net income (loss)	$53,447	$15,836	$(7,701)
Pre-tax pre-provision return on average assets:
Total average assets	$3,302,231	$2,754,738	$2,490,241
Pre-tax pre-provision net income (loss)	53,447	15,836	(7,701)
Pre-tax pre-provision return on average assets	1.62%	0.57%	(0.31)%
Tangible common equity:
Total stockholders' equity	$458,578	$382,658	$188,274
Less: Preferred stock	10,438	25,441	15,003
Less: Goodwill	51,975	51,975	25,688
Less: Core deposit intangibles and other intangibles	16,756	19,826	22,326
Tangible common equity	$379,409	$285,416	$125,257
Tangible assets:
Total assets	$3,366,130	$3,295,830	$2,479,870
Less: Goodwill	51,975	51,975	25,688
Less: Core deposit intangibles and other intangibles	16,756	19,826	22,326
Tangible assets	$3,297,399	$3,224,029	$2,431,856
Tangible book value per share:
Tangible common equity	$379,409	$285,416	$125,257
Shares of common stock outstanding	29,317,298	24,616,706	17,332,775
Tangible book value per share	$12.94	$11.59	$7.23
Tangible common equity to tangible assets:
Tangible common equity	$379,409	$285,416	$125,257
Tangible assets	3,297,399	3,224,029	2,431,856
Tangible common equity to tangible assets	11.51%	8.85%	5.15%

	As of or for the Year Ended
	December 31	December 31	December 31
(dollars in thousands, per share data)	2017	2016	2015
Net income (loss) and earnings per share excluding significant items
Reported Net Income (Loss)	$21,695	$66,729	$(14,974)
Significant items:
Net deferred tax asset valuation allowance reversal	—	(61,377)	—
Incremental income tax benefit of state tax rate change	(4,790)	—	—
Incremental income tax expense attributed to federal income tax reform	7,154	—	—
Impairment charges on assets held for sale	951	905	1,092
Merger related expense	1,272	1,550	—
Tax benefit on impairment charges and merger related expenses	(781)	(31)	—
Adjusted Net Income	$25,501	$7,776	$(13,882)
Reported Diluted Earnings per Share	$0.38	$3.27	$(0.86)
Significant items:
Net deferred tax asset valuation allowance reversal	—	(3.01)	—
Incremental income tax benefit of state tax rate change	(0.17)	—	—
Incremental income tax expense attributed to federal income tax reform	0.26	—	—
Impairment charges on assets held for sale	0.03	0.04	0.06
Merger related expense	0.05	0.08	—
Tax benefit on impairment charges and merger related expenses	(0.03)	—	—
Adjusted Diluted Earnings per Share	$0.52	$0.38	$(0.80)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the financial statements and related notes thereto included in Item 8 of this document. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward‑Looking Statements” and “Risk Factors”. Byline assumes no obligation to update any of these forward‑looking statements.

Critical accounting policies and estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

These critical accounting policies and estimates include (i) acquisition‑related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including other-than-temporary-impairment losses, (vi) the valuation of real estate held for sale and (vii) the valuation of or recognition of deferred tax assets and liabilities.

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this annual report on Form 10-K, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Business combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC 805. We recognize the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are expensed as incurred. Application of the acquisition method requires extensive use of accounting estimates and judgements to determine the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.

In accordance with ASC 805, the acquiring company retains the right to make appropriate adjustments to the assets and liabilities of the acquired entity for information obtained during the measurement period about facts and circumstances that existed as of the acquisition date. The measurement period ends as of the earlier of (i) one year from the acquisition date or (ii) the date when the acquirer receives the information necessary to complete the business combination accounting.

Carrying value of loans and leases

Our accounting methods for loans and leases differ depending on whether they are new or acquired loans and leases; and for acquired loans, whether the loans were acquired at a discount as a result of credit deterioration since the date of origination.

Originated loans and leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. The new loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the new loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding.

Acquired loans and leases

Acquired loans and leases are recorded at fair value as of the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either acquired impaired or acquired non‑impaired. Acquired impaired loans reflect evidence of credit deterioration since origination for which it is probable that all contractually required principal and interest will not be collected by us. Subsequent to acquisition, we periodically updates for changes in cash flow expectations, and is reflected in interest income over the life of the loan as accretable yield. Any subsequent decreases in expected cash flow attributable to credit deterioration are recognized by recording a provision for loan losses.

For acquired non‑impaired loans and leases, the excess or deficit of the loan and lease principal balance over the fair value is recorded as a discount or premium at acquisition and is accreted through interest income over the life of the loan or lease. Subsequent to acquisition, these loans and leases are evaluated for credit deterioration and a provision for loan and lease losses would be recorded when probable loss is incurred. These loans and leases are evaluated for impairment consistent with originated loans and leases.

Provision and allowance for loan and lease losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“ALLL”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The ALLL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan and lease losses as of the date of the Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis. We increase our ALLL by charging provisions for probable losses against our income and decreased by charge‑offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The ALLL is maintained at a level sufficient to provide for probable losses based upon an ongoing review of the originated and acquired non‑impaired loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

For acquired impaired loans, a specific valuation allowance is established when it is probable that we will be unable to collect all of the cash flows expected at acquisition, plus the additional cash flows expected to be collected arising from changes in estimates after acquisition.

The originated and non‑impaired acquired loans have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral.

Acquired non‑impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non‑impaired loans and originated loans of $250,000 or greater with an internal risk rating of substandard or below and on nonaccrual, as well as loans classified as troubled debt restructurings (“TDR”), are reviewed individually for impairment on a quarterly basis.

Goodwill and intangible assets

Goodwill.  Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in connection with the Recapitalization and acquisitions using the acquisition method of accounting. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

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

Servicing assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 18 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

Core deposit intangible assets.  Other intangible assets primarily consist of core deposit intangible assets. In valuing core deposit intangibles, we consider variables such as deposit servicing costs, attrition rates and market discount rates. Core deposit intangibles are reviewed annually, or more frequently when events or changes in circumstances occur that indicate that their carrying values may not be recoverable. If the recoverable amount of the core deposit intangibles is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the fair value at that time. We also evaluate whether the events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Core deposit intangibles are currently amortized over a ten year period.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”) defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

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

See Note 18 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a complete discussion on our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of real estate held for sale

Other real estate owned (OREO).  OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, are included in non‑interest expense, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Assets held for sale.  Assets held for sale consist of former branch locations and real estate purchased for expansion. Assets are considered held for sale when management has approved a plan to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Adjustments to reduce the asset balances to fair value are recorded at the time of transfer and are recognized through a charge against income. An assessment of the recoverability of other long-lived assets associated with all branches is periodically performed, resulting in impairment losses which are reflected in non-interest expense.

Income taxes

We use the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Our annual tax rate is based on our income, statutory tax rates and available tax planning opportunities. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. We review our deferred tax positions quarterly for changes which may impact realizability. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. We use short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. It is our policy to recognize interest and penalties associated with uncertain tax positions, if applicable, as components of non‑interest expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information on income taxes.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and finance as condition, see Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated balance sheet and income statement as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the final condition and performance of comparable financial institutions in our region. Comparison of our financial performance against other financial institutions is impacted by the accounting for acquired non‑impaired and acquired impaired loans.

These factors and metrics described in this prospectus may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of other financial services companies, given our limited operating history and strategic acquisitions since the Recapitalization.

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans and leases, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, servicing fees, ATM and interchange fees, net gains or losses on sales of investment securities and loans and fees on mortgage loan sales. Other factors contributing to our results of operations include our provisions for loan and lease losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

We reported consolidated net income for the year ended December 31, 2017 of $21.7 million, compared to net income of $66.7 million for the year ended December 31, 2016, and a net loss of $15.0 million for the year ended December 31, 2015. The decrease in net income was primarily attributable to a $61.9 million income tax benefit that was recognized for the year ended December 31, 2016 due to the reversal of the valuation allowance on our net deferred tax asset. Adjusted net income, adjusted for this reversal as well as tax reform adjustments and merger related expenses, was $25.5 million and $7.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information on how adjusted net income is calculated. The other factors contributing to the increase in adjusted net income were strategies implemented by management during 2015 and 2016 to develop organic loan growth with a high quality deposit base, implementation of a strategic branch consolidation, decreases in workout expenses, and the Ridgestone acquisition.

During the second quarter of 2017, and in connection with our initial public offering, we agreed to repurchase all $15.0 million of our outstanding shares of Series A Preferred Stock for $25.5 million. The $10.5 million excess of consideration paid over the $15.0 million carrying amount of the Series A Preferred Stock was treated as a one-time dividend declaration on the Series A Preferred Stock.  Both the dividend declared on the Series A Preferred Stock and the regular quarterly dividends paid on our Series B Preferred Stock are reflected in the reported net income available to common stockholders for the year ended December 31, 2017, which was $11.3 million, or $0.42 per basic and $0.41 per diluted common share. There were no preferred dividends declared or paid for the years ended December 31, 2016 or 2015.

For the years ended December 31, 2017 and 2016 net income available to common stockholders was $10.4 million, or $0.39 per basic and $0.38 per diluted common share, and $66.7 million, or $3.31 per basic and $3.27 per diluted common share, respectively.  For the year ended December 31, 2015, net loss attributed to common stockholders was $15.0 million, or $0.86 per basic and diluted common share.

Our results of operations for the years ended December 31, 2017, 2016 and 2015 produced an annual return (loss) on average assets of 0.66%, 2.42% and (0.60)%, and a return (loss) on average stockholders’ equity of 5.08%, 27.93% and (7.21)%, respectively.

Net interest income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our Recapitalization and the acquisition of Ridgestone, we derive a portion of our interest income from the accretable discounts on acquired loans. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets. As of December 31, 2017, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality (“ASC 310-30”), represented 14.4% of our total loan portfolio.

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

The following tables present, for the periods indicated, information about (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis (dollars in thousands):

	Year Ended December 31,
	2017			2016			2015
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$50,865	$401	0.79%	$32,927	$109	0.33%	$69,041	$145	0.21%
Loans and leases(1)	2,193,956	120,406	5.48%	1,671,751	83,150	4.97%	1,265,025	69,621	5.55%
Securities available-for-sale(2)	604,762	12,691	2.10%	667,502	11,720	1.76%	797,057	11,517	1.44%
Securities held-to-maturity	114,143	2,671	2.34%	134,477	2,733	2.03%	89,271	1,329	1.49%
Tax-exempt securities	23,413	634	2.71%	20,504	653	3.18%	20,248	651	3.22%
Total interest-earning assets	$2,987,139	$136,803	4.58%	$2,527,161	$98,365	3.89%	$2,240,642	$83,263	3.73%
Allowance for loan and lease losses	(13,755)			(7,385)			(5,658)
All other assets	328,847			234,962			255,200
TOTAL ASSETS	$3,302,231			$2,754,738			$2,490,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$186,177	$118	0.06%	$187,042	$131	0.07%	$187,287	$127	0.07%
Money market accounts	378,796	1,056	0.28%	401,628	992	0.25%	385,175	907	0.24%
Savings	443,024	316	0.07%	442,458	307	0.07%	440,736	303	0.07%
Time deposits	764,114	6,246	0.82%	583,022	3,150	0.54%	564,215	2,976	0.53%
Total interest bearing deposits	1,772,111	7,736	0.44%	1,614,150	4,580	0.28%	1,577,413	4,313	0.27%
Federal Home Loan Bank advances	252,720	3,291	1.30%	151,508	706	0.47%	15,009	23	0.15%
Other borrowed funds	66,280	2,864	4.32%	45,172	2,461	5.45%	35,631	2,295	6.44%
Total borrowings	319,000	6,155	1.93%	196,680	3,167	1.61%	50,640	2,318	4.58%
Total interest bearing liabilities	$2,091,111	$13,891	0.66%	$1,810,830	$7,747	0.43%	$1,628,053	$6,631	0.41%
Non-interest checking	744,797			666,221			620,464
Other liabilities	38,984			38,737			34,071
Total stockholders’ equity	427,339			238,950			207,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,302,231			$2,754,738			$2,490,184
Net interest spread(3)			3.92%			3.46%			3.32%
Net interest income		$122,912			$90,618			$76,632
Net interest margin(4)			4.11%			3.59%			3.44%

Net loan accretion impact on margin		$8,647	0.29%		$2,795	0.11%		$8,028	0.36%
Net interest margin excluding loan accretion(6)			3.82%			3.48%			3.08%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(5)	Average balances are average daily balances.
(6)

Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. The tables below summarize the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates (dollars in thousands):

	Year Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$141	$151	$292	$(117)	$81	$(36)
Loans and leases(1)	28,518	8,738	37,256	20,326	(6,797)	13,529
Securities available for sale	(1,316)	2,287	971	(2,275)	2,478	203
Securities held to maturity	(476)	414	(62)	918	486	1,404
Tax-exempt securities	79	(98)	(19)	8	(6)	2
Total interest income	$26,946	$11,492	$38,438	$18,860	$(3,758)	$15,102
Interest expense
Deposits
Interest checking	$(1)	$(12)	$(13)	$—	$4	$4
Money market accounts	(64)	128	64	41	44	85
Savings	1	8	9	1	3	4
Time deposits	1,480	1,616	3,096	102	72	174
Total interest-bearing deposits	1,416	1,740	3,156	144	123	267
Federal Home Loan Bank advances	1,318	1,267	2,585	636	47	683
Other borrowed funds	912	(509)	403	520	(354)	166
Total borrowings	2,230	758	2,988	1,156	(307)	849
Total interest expense	$3,646	$2,498	$6,144	$1,300	$(184)	$1,116
Net interest income	$23,300	$8,994	$32,294	$17,560	$(3,574)	$13,986

(1)	Includes loans and leases on non-accrual status.

Net interest income for the year ended December 31, 2017 was $122.9 million, an increase of $32.3 million, or 35.6% compared to the same period in 2016. The increase in interest income of $38.4 million was primarily a result of organic growth of the loan and lease portfolio and the Ridgestone acquisition.  The average balance of interest-earning assets was $3.0 billion for the year ended December 31, 2017, an increase of $457.4 million, or 18.1%, compared to the same period in 2016. Interest expense increased by $6.1 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to increased interest expense on interest-bearing deposits and FHLB advances.  Average total interest-bearing deposits increased $158.0 million, or 9.8%, and average total FHLB advances increased $101.2 million, or 66.8%, in 2017 compared to the same period in 2016.

Net interest income for the year ended December 31, 2016 was $90.6 million compared to $76.6 million for the year ended December 31, 2015, an increase of $14.0 million, or 18.3%. The total increase of $14.0 million in net interest income resulted mainly from volume change as indicated in the table above net of rate decrease. Interest and fees on loans and leases for 2016 was $83.2 million compared to $69.6 million in 2015, an increase of $13.5 million, or 19.4%. Interest income on securities for 2016 was $14.8 million compared to $13.5 million in 2015, an increase of $1.4 million, or 10.2%. The increase was due to the organic growth of loan and investment securities balances as well as the acquisition of Ridgestone. Total average loans increased by $802.6 million, primarily as a result of organic loan growth, and the Ridgestone acquisition, which represented $351.8 million. The decrease in the average rate earned on interest-bearing assets was attributable to a decrease of $9.8 million in acquired loan income due to resolutions within the acquired impaired loan portfolio from the Recapitalization. Acquired loan income for the years ended December 31, 2016 and 2015 was $33.2 million and $43.0 million, respectively.

The increase in interest income was partially offset by the increase in interest expense. Interest expense increased by 16.8% from $6.6 million for the year ended December 31, 2015 to $7.7 million for the year ended December 31, 2016. The increase in interest expense was primarily due to the organic growth of the deposit base, the acquisition of Ridgestone, and increased borrowings. Interest expense on deposits for the year ended December 31, 2016 was $4.6 million compared to $4.3 million for the year ended December 31, 2015, an increase of $267,000 or 6.2%, of which an increase of $174,000 or 4.0% was related to interest expense on time deposits.

Interest expense on borrowings for the year ended December 31, 2017 was $6.2 million compared to $3.2 million for the year ended December 31, 2016, an increase of $3.0 million. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2017, which was a result from growth in the loan portfolio. Interest expense on FHLB advances for the year ended December 31, 2017 was $3.3 million compared to $706,000 for the year ended December 31, 2016, an increase of $2.6 million. Interest expense on junior subordinated debentures issued to unconsolidated trusts for the year ended December 31, 2017 was $2.2 million compared to $2.1 million for the year ended December 31, 2016, an increase of $83,000 or 3.9%. Interest expense on the line of credit was $568,000 compared to $328,000 for the year ended December 31, 2016, an increase of $240,000 or 73.2%. The increase of interest expense resulted primarily from volume changes.

Interest expense on borrowings for the year ended December 31, 2016 was $3.2 million compared to $2.3 million for the year ended December 31, 2015, an increase of $848,000 or 36.6%. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2016, which was a result from growth in the loan portfolio. Interest expense on FHLB advances for the year ended December 31, 2016 was $706,000 compared to $23,000 for the year ended December 31, 2015, an increase of $683,000. Interest expense on junior subordinated debentures issued to unconsolidated trusts was $2.1 million compared to $2.3 million for the year ended December 31, 2015, a decrease of $163,000 or 7.1%. Interest expense on the line of credit was $328,000 for the year ended December 31, 2016. There was no interest expense on the line of credit for the year ended December 31, 2015. The increase of $1.1 million of interest expense resulted from rate changes. The increase in the average rate paid on deposits was attributable to higher prevailing rates offered in the market.

The net interest margin for the year ended December 31, 2017 was 4.11%, an increase of 52 basis points compared to 3.59% for the year ended December 31, 2016. The average yield on interest-earning assets increased by 69 basis points for the year ended December 31, 2017 as compared to the year ended December 31, 2016, while the average rate paid on interest-bearing liabilities increased by 23 basis points, for an increase in the interest rate spread of 46 basis points. The increase in the average yield on interest- earning assets was due primarily to an increase in loan interest income resulting from increased loan originations along with loans associated with the Ridgestone acquisition. The higher yielding loans obtained from the Ridgestone acquisition and acquisition accounting adjustments resulted in an increase in the average rate for the combined loan portfolio.

The net interest margin for the year ended December 31, 2016 was 3.59%, an increase of 15 basis points compared to 3.44% for the year ended December 31, 2015. The average yield on interest-earning assets increased by 16 basis points for the year ended December 31, 2016 as compared to the year ended December 31, 2015, while the average rate paid on interest-bearing liabilities increased by 2 basis points, for an increase in the interest rate spread of 13 basis points. The increase in the average yield on interest- earning assets was due primarily to an increase in loan interest income resulting from increased loan originations along with loans associated with the Ridgestone acquisition. The higher yielding loans obtained from the Ridgestone acquisition resulted in an increase in the average rate for the combined loan portfolio. The average rate on the acquired impaired loan portfolio from the Recapitalization was 6.22% for the year ended December 31, 2016, up from 6.08% for the year ended December 31, 2015.

Provision for loan and lease losses

The provision for loan and lease losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, is appropriate to provide coverage for probable losses incurred in the loan and lease portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses and is decreased by charge-offs, net of recoveries on prior loan and lease charge-offs.

The provision for loan and lease losses for the year ended December 31, 2017 was $12.7 million compared to $10.4 million for the year ended December 31, 2016, an increase of $2.3 million. or 22.2%, primarily due to an increase in loans as a result of  organic growth. The ALLL as a percentage of loans and leases increased from 0.51% to 0.73% from December 31, 2016 to December 31, 2017.

The provision for loan and lease losses for the year ended December 31, 2016 was $10.4 million compared to $7.0 million for the year ended December 31, 2015, an increase of $3.4 million or 48.6%, primarily due to an increase in loans and leases through organic growth. However, the ALLL as a percentage of loans and leases decreased from 0.57% to 0.51% from December 31, 2015 to December 31, 2016. The primary reason for the percentage decrease is that the loans acquired from Ridgestone were acquired loans at fair value and the allowance for loan losses was not carried over in the acquisition.

Non-interest income

We reported non-interest income of $50.1 million for the year ended December 31, 2017, compared to $25.9 million for the year ended December 31, 2016, an increase of $24.2 million, or 93.2%. The increase in non-interest income for 2017 compared to 2016 was primarily driven by an increase in gains on sales of loans and servicing fees.

Non-interest income was $20.8 million for the year ended December 31, 2015, an increase of $5.1 million, or 24.3%, from the year ended December 31, 2016. The increase in non-interest income for 2016 compared to 2015 was primarily driven by increase gains on sales of loans and servicing fees.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Fees and service charges on deposits	$5,289	$5,665	$5,803
Servicing fees	3,658	1,906	—
ATM and interchange fees	5,840	5,856	6,101
Net gains on sales of securities available-for-sale	8	3,227	3,064
Net gains on sales of loans	33,062	4,323	3,151
Other non-interest income	2,201	4,927	2,720
Total non-interest income	$50,058	$25,904	$20,839

Fees and service charges on deposits represent fees charged to customers for banking services, such as fees charged on customer deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other fees. Fees and service charges on deposits decreased from $5.7 million for the year ended December 31, 2016 to $5.3 million for the year ended December 31, 2017. The decrease of $376,000 from the year ended December 31, 2016 to December 31, 2017 was mainly driven by a decline in interchange income due to lower transaction volume during the year.

Fees and service charges on deposits decreased from $5.8 million for the year ended December 31, 2015 to $5.7 million for the year ended December 31, 2016. The decrease of $138,000 from the year ended December 31, 2015 to December 31, 2016 was mainly driven by lower insufficient fund fees.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that are sold, Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. As a result of the Ridgestone acquisition, we recorded $3.7 million in net servicing revenue on the sold portion of the government guaranteed portfolio for the year ended December 31, 2017. For the year ended December 31, 2016, loan servicing fee income was $1.9 million. At December 31, 2017 and 2016, the outstanding balance of guaranteed loans sold in the secondary market and serviced, were $1.1 billion and $1.0 billion, respectively. We did not receive servicing fees during for the year ended December 31, 2015 because the government guaranteed portfolio was acquired in October 2016 in the Ridgestone acquisition.

ATM and interchange fees were $5.8 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016, a decrease of $16,000, or 0.3%. ATM and interchange fees were $5.9 million for the year ended December 31, 2016 compared to $6.1 million for the year ended December 31, 2015, a decrease of $245,000 or 4.0%. These decreases were primarily driven by lower interchange income.

Gains on sales of securities were $8,000 for the year ended December 31, 2017 compared to $3.2 million for the year ended December 31, 2016, a decrease of $3.2 million. The decrease was due to minimal sales during 2017.

Gains on sales of securities were $3.2 million for the year ended December 31, 2016 compared to $3.1 million for the year ended December 31, 2015, an increase of $163,000 or 5.3%. The increase was primarily driven by lower than expected interest rates during the first half of 2016 which created opportunities to realize additional gain on sale income.

Net gains on sales of loans were $33.1 million for the year ended December 31, 2017 compared to $4.3 million for the year ended December 31, 2016, primarily due to a full year of sales subsequent to our acquisition of Ridgestone. We did not have our Small Business Capital operations during the year ended December 31, 2015. For the year ended December 31, 2016, we recorded $4.3 million in gains on sales of loans, including $3.1 million in gains on sales of government guaranteed loans. The gain on sale of loans in 2015 represented the sales of acquired impaired and non-impaired loans. The increase in gains on sales of loans of $1.2 million over 2015 was primarily driven by gain on sales of government guaranteed loans in the fourth quarter, offset by a reduction in the sale of loans from the acquired loan portfolio.

Other non-interest income was $2.2 million for the year ended December 31, 2017 compared to $4.9 million at December 31, 2016; a decrease of 55.3%. The primary driver of the decrease was a decrease in gains on sales of assets held for sale and a decrease in customer swap fee income, due to reduced volume.

Other non-interest income increased $2.2 million primarily due to the gains on sales of assets for the year ended December 31, 2016 of $947,000 compared to a $197,000 loss for the year ended December 31, 2015, an increase of $1.1 million from the sales of real estate as part of our branch consolidation strategy.

Another driver of other non-interest income in 2016 was income of $679,000 as a result of customer interest rate swaps, a new product offering to commercial banking loan customers during 2016. Additionally, other non-interest income increased due to gains on sales of leased equipment for the year ended December 31, 2016, which totaled $383,000 compared to $161,000 for the year ended December 31, 2015, an increase of $222,000.

Non-interest expense

Non-interest expense for the year ended December 31, 2017 was $119.5 million compared to $100.7 million for the year ended December 31, 2016, an increase of $18.8, million or 18.7%. The increase is primarily due to the additional expenses as a result of the acquisition of Ridgestone.

Non-interest expense for the year ended December 31, 2016 was $100.7 million compared to $105.2 million for the year ended December 31, 2015, a decrease of $4.5 million or 4.3%. The improvement in the various non-interest expense categories is indicative of our improved asset quality and initial branch optimization savings. The improvements were partially offset by the increased expenses related to growth opportunities including the addition of commercial bankers and the Ridgestone acquisition.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Salaries and employee benefits	$67,269	$50,585	$45,960
Occupancy expense, net	14,078	14,330	15,995
Equipment expense	2,472	2,032	2,359
Loan and lease related expenses	3,685	2,004	(21)
Legal, audit and other professional fees	7,027	5,862	7,089
Data processing	9,539	8,157	7,033
Net (gain) loss recognized on other real estate owned and other related expenses	(294)	1,719	7,792
Regulatory assessments	1,193	2,553	3,316
Other intangible assets amortization expense	3,074	3,003	2,980
Advertising and promotions	1,035	623	1,570
Telecommunications	1,593	1,698	1,643
Other non-interest expense	8,852	8,120	9,456
Total non-interest expense	$119,523	$100,686	$105,172

Salaries and employee benefits expense, the single largest component of our non-interest expense, for the year ended December 31, 2017 was $67.3 million compared to $50.6 million for the year ended December 31, 2016, an increase of $16.7 million or 33.0%, primarily due to the acquisition of Ridgestone and partially offset by the headcount reductions from our ongoing strategic branch optimization. Our staffing increased from 795 full-time equivalent employees as of December 31, 2016 to 844 as of December 31, 2017.

Salaries and employee benefits expense for the year ended December 31, 2016 was $50.6 million compared to $46.0 million for the year ended December 31, 2015, an increase of $4.6 million or 10.1%, primarily due to the acquisition of Ridgestone and offset by the headcount reductions from the strategic branch optimization. Our staffing increased from 772 full-time partially equivalent employees as of December 31, 2015 to 795 as of December 31, 2016. Salaries and employee benefits related to Ridgestone were $4.5 million in 2016, offset by the reduction in retail employees related to the strategic branch consolidations.

Occupancy expense for the year ended December 31, 2017 was $14.1 million compared to $14.3 million for the year ended December 31, 2016, a decrease of $252,000 or 1.8%. The decrease was primarily a result of our ongoing branch optimization strategy, partially offset by increased expenses as a result of the Ridgestone acquisition.

Occupancy and expense for the year ended December 31, 2016 was $14.3 million compared to $16.0 million for the year ended December 31, 2015, a decrease of $1.7 million or 10.4%. The decrease was primarily driven by our ongoing branch optimization strategy which resulted in the consolidation of 28 branches during 2016.

Equipment expense for the year ended December 31, 2017 was $2.5 million compared to $2.0 million for the year ended December 31, 2016, an increase of $440,000 or 21.7%. The increase is primarily due to increased depreciation expense related to increased investment in equipment and technology assets.

Equipment expense for the year ended December 31, 2016 was $2.0 million compared to $2.4 million for the year ended December 31, 2015, a decrease of $327,000 or 13.9%. The decrease was primarily driven by our ongoing branch optimization strategy.

Loan and lease related expenses for the year ended December 31, 2017 were $3.7 million compared to $2.0 million for the year ended December 31, 2016, an increase of $1.7 million. The increase is primarily due to the increased lending activity resulting from our Small Business Capital operations, partially offset by lower loan real estate tax expense for problem loans.

Loan and lease related expenses for the year ended December 31, 2016 were $2.0 million compared to income of $21,000 for the year ended December 31, 2015, an increase of $2.0 million, due to a decrease in real estate tax accruals of $2.8 million during 2015 as a result of the sale of loans from the acquired loan portfolio.

Legal, audit and other professional fees for the year ended December 31, 2017 were $7.0 million compared to $5.9 million for the year ended December 31, 2016, an increase of $1.1 million or 19.9%. The increase is primarily driven by increased legal and advisory fees associated with our initial public offering and acquisition related activity.

Legal, audit and other professional fees for the year ended December 31, 2016 were $5.9 million compared to $7.1 million for the year ended December 31, 2015, a decrease of $1.2 million or 17.3%. The change is primarily driven by decreased legal and professional fees related to acquired loans and foreclosed real estate and partially offset by acquisition advisory expenses of $1.6 million related to the Ridgestone acquisition during 2016.

Data processing expense for the year ended December 31, 2017 was $9.5 million compared to $8.2 million for the year ended December 31, 2016, an increase of $1.4 million, or 16.9%. The increase is primarily due to increased data processing expenses related to the Ridgestone acquisition.

Data processing expense for the year ended December 31, 2016 was $8.2 million compared to $7.0 million for the year ended December 31, 2015, an increase $1.1 million or 16.0%. The increase is primarily due to one-time data processing expenses related to the Ridgestone acquisition, totaling $412,000, which primarily consisted of termination expense related to the decommissioning of Ridgestone’s core operating system post acquisition.

Net gain recognized on other real estate owned and other related expenses was $294,000 for the year ended December 31, 2017 compared to a net loss of $1.7 million for the year ended December 31, 2016, a decrease in expense of $2.0 million or 117.1%. This variance was primarily attributed to increased gains on sales of other real estate owned assets during the year and lower other real estate owned related expenses.

Net loss recognized on other real estate owned and other related expenses was $1.7 million for the year ended December 31, 2016, compared to $7.8 million for the year ended December 31, 2015, a decrease of $6.1 million or 77.9%. This variance is due to the decrease in OREO balances from $26.7 million to $16.6 million from December 31, 2015 to December 31, 2016, respectively. The other real estate loan reduction was due to the sales of the assets during 2016. For the year ended December 31, 2015, we had losses on sale of other real estate of $3.4 million that was driven by an accelerated program to dispose of assets. For the year ended December 31, 2016, we had $411,000 of gains on the sale of other real estate.

Regulatory assessments for the year ended December 31, 2017 were $1.2 million compared to $2.6 million for the year ended December 31, 2016, a decrease of $1.4 million or 53.3%. Regulatory assessments for the year ended December 31, 2016 were $2.6 million compared to $3.3 million for the year ended December 31, 2015, a decrease of $763,000 or 23.0%. These decreases were primarily due our improved risk profile as a result of improved capital ratios, performance and asset quality.

Other intangible assets amortization expense for the year ended December 31, 2017 was $3.1 million, compared to $3.0 million for the years ended December 31, 2016 and December 31, 2015. The increases are attributed to continued amortization of our core deposit intangible assets.

Advertising and promotions for the year ended December 31, 2017 were $1.0 million compared to $623,000 for the year ended December 31, 2016, an increase of $412,000 primarily attributable to our Small Business Capital operations.

Advertising and promotions for the year ended December 31, 2016 were $623,000 compared to $1.6 million for the year ended December 31, 2015, a decrease of $947,000 or 60.3% due to the one-time rebranding initiative costs incurred during 2015.

Telecommunications expense for the year ended December 31, 2017 were $1.6 million compared to $1.7 million for the year ended December 31, 2016, a decrease of $105,000, or 6.2%. The decrease is a result of our ongoing cost savings initiatives.

Telecommunications expense for the year ended December 31, 2016 was $1.7 million compared to $1.6 million for the year ended December 31, 2015, an increase of $55,000 or 3.3%.

Other non-interest expense for the year ended December 31, 2017 was $8.9 million compared to $8.1 million for the year ended December 31, 2016, an increase of $732,000, or 9.0%. This includes an increase of $543,000 in impairment charges on assets held for sale, $162,000 in provision for unfunded commitments and $292,000 in travel expense, offset by a decrease in ATM and debit card corrections and postage expense.

Other non-interest expense for the year ended December 31, 2016 was $8.1 million compared to $9.5 million for the year ended December 31, 2015, a decrease of $1.4 million or 14.1%. This includes a decrease of $1.1 million in legal settlements, $494,000 in postage expense and $466,000 in stationery and supplies, offset by an increase in ATM card issuance costs due to the issuance of EMV chip cards.

Income Taxes

Income tax expense was $19.1 million for the year ended December 31, 2017, compared to income tax benefit of $61.2 million for the year ended December 31, 2016. The change from income tax benefit to income tax expense is primarily due to the reversal of our deferred tax asset valuation allowance at the end of 2016.

The increase in income tax expense was also attributable to the reversal of the deferred tax asset in 2016 offset by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, and ASC 740 required us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for our federal and state taxes. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At December 31, 2017, our accounting for the impact of the Tax Act on our net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, our net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and we recorded net income tax expense of $7.2 million during the fourth quarter as a result of this change. As a result of the new 21% corporate federal tax rate, we expect our effective tax rate for 2018 to be approximately 27% to 29%.

The income tax benefit for the year ended December 31, 2016 was $61.2 million compared to a provision expense of $307,000 for the year ended December 31, 2015. The income tax benefit for the year ended December 31, 2016 was primarily due to the reversal of the $61.9 million valuation allowance established against the net deferred tax assets. The determination to reverse the allowance was based on Ridgestone’s actual pre-tax income, actual combined earnings for the Company and Ridgestone over the prior three years, as well as management’s expectations for sustainable profitability in the future. Business forecasts were used in the evaluation of the recoverability and indicated improved profitability driven by improved asset quality in our loan portfolio, consecutive quarterly profitability during 2016 and improved future profitability as a result of expense reductions from the ongoing strategic branch optimization and the Ridgestone acquisition. Management’s expectations of future profitability were also driven by our improved loan to deposit ratio, cost reduction through branch optimization in 2016, and decreased special asset workout expenses due to loan sales during 2016. As a result of the valuation allowance reversal, our effective tax rate was negative 1117% for the year ended December 31, 2016.

Financial Condition

Balance sheet analysis

Our total assets increased by $70.3 million, or 2.1%, to $3.4 billion at December 31, 2017, compared to $3.3 billion at December 31, 2016. The increase in total assets includes an increase of $129.5 million, or 6.0%, in loans and leases from $2.1 billion at December 31, 2016 to $2.3 billion at December 31, 2017. Our originated loan and lease portfolio increased $291.5 million, offset by a decrease in our acquired loan and lease portfolio of $162.0 million.

Total liabilities decreased by $5.6 million, or 0.2%, to $2.9 billion at December 31, 2017. The decrease is a result of a decrease in total deposits of $47.1 million, or 1.9%, and a decrease in lines of credit of $20.6 million. We repaid the outstanding balance on our line of credit during 2017.  These decreases were partially offset by an increase in Federal Home Loan Bank advances of $47.8 million, or 15.2%.

Investment portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of or for the years ended December 31, 2017 and 2016. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage backed securities and U.S. government agencies securities.

Securities available-for-sale decreased $25.3 million, or 4.2%, from $608.6 million at December 31, 2016 to $593.2 million at December 31, 2017. The decrease was primarily due to the redeployment of liquidity into higher yielding loans and leases.

The held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $21.7 million, or 15.6%, from $138.8 million at December 31, 2016 to $117.2 million at December 31, 2017. This decrease was primarily due to the deployment of liquidity into higher yielding loans and leases.

We had no securities that were classified as having OTTI as of December 31, 2017 and 2016.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,999	$14,863	$14,995	$14,920
U.S. Government agencies	54,248	52,958	60,180	58,857
Obligations of states, municipalities, and political subdivisions	33,405	33,170	16,271	16,059
Residential mortgage-backed securities
Agency	315,103	307,457	376,800	368,160
Non-agency	39,485	39,514	20,107	19,933
Commercial mortgage-backed securities
Agency	70,964	69,043	78,954	77,403
Non-agency	31,763	30,971	32,061	31,052
Corporate securities	29,573	29,976	17,065	17,329
Other securities	3,627	5,284	4,161	4,847
Total	$593,167	$583,236	$620,594	$608,560

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,030	$24,145	$24,878	$24,754
Residential mortgage-backed securities
Agency	53,731	53,607	67,692	67,444
Non-agency	39,402	39,525	46,276	45,884
Total	$117,163	$117,277	$138,846	$138,082

We did not classify any securities as trading securities during the years ended December 31, 2017 and 2016.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2017, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 129 investment securities with unrealized losses at December 31, 2017. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not currently intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$10,000	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	41,247	1.50%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	285	3.30%	4,902	2.92%	17,149	2.48%	11,069	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	15,855	1.62%	299,248	2.01%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,485	3.12%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,557	1.98%	59,407	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,763	2.61%
Corporate securities	—	0.00%	16,283	4.44%	13,290	3.67%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,627	3.63%
Total	$8,285	1.13%	$72,432	2.22%	$67,851	2.32%	$444,599	2.22%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$8,779	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	53,731	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,402	3.29%
Total	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$101,912	2.67%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2016
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$14,995	1.16%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	50,180	1.41%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	200	2.48%	5,172	3.31%	6,720	3.05%	4,179	3.25%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	20,101	1.66%	356,699	2.09%
Non-agency	—	0.00%	—	0.00%	—	0.00%	20,107	3.28%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,969	1.22%	66,985	2.15%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,061	2.61%
Corporate securities	—	0.00%	13,254	4.55%	3,811	2.46%	—	0.00%
Other securities	—	0.00%	—	0.00%	539	1.11%	3,622	3.43%
Total	$200	2.48%	$83,601	1.98%	$53,140	1.80%	$483,653	2.20%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$8,879	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	67,692	2.23%
Non-agency	—	0.00%	—	0.00%	—	0.00%	46,276	3.32%
Total	$—	0.00%	$1,731	2.19%	$14,268	2.48%	$122,847	2.68%

(1)	The weighted average yields are based on amortized cost.

Total tax-exempt securities classified as obligations of states, municipalities and political subdivisions were $27.9 million at December 31, 2017, an increase of $8.9 million from December 31, 2016.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2017 and 2016.

Restricted stock

As a member of the Federal Home Loan Bank system, we are required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, we own stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of December 31, 2017 and 2016, we held $16.3 million and $15.0 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2017 and 2016.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2017 and 2016 were $2.3 billion and $2.1 billion, respectively, an increase of $129.5 million or 6.0%. This growth in the loan portfolio is due to the Ridgestone acquisition and increased market penetration through organic growth, as well as the addition of experienced lending officers, including the recent addition of a team of experienced sponsor finance lenders with over 50 years of combined experience and other experienced commercial bankers. We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	2017		2016
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$513,622	22.5%	$338,752	15.8%
Residential real estate	400,571	17.6%	394,168	18.3%
Construction, land development, and other land	97,638	4.3%	119,357	5.6%
Commercial and industrial	416,499	18.3%	309,097	14.4%
Installment and other	3,724	0.2%	2,021	0.1%
Leasing financing receivables	141,329	6.2%	118,493	5.5%
Total originated loans and leases	$1,573,383	69.1%	$1,281,888	59.7%
Acquired impaired loans and leases
Commercial real estate	$166,712	7.3%	$207,303	9.7%
Residential real estate	144,562	6.4%	175,717	8.2%
Construction, land development, and other land	5,946	0.3%	6,979	0.3%
Commercial and industrial	10,008	0.4%	13,464	0.6%
Installment and other	462	0.0%	574	0.0%
Total acquired impaired loans and leases	$327,690	14.4%	$404,037	18.8%
Acquired non-impaired loans and leases
Commercial real estate	$211,359	9.3%	$250,289	11.6%
Residential real estate	32,085	1.4%	40,853	1.9%
Construction, land development, and other land	1,845	0.1%	14,430	0.7%
Commercial and industrial	94,731	4.1%	115,677	5.4%
Installment and other	42	0.0%	364	0.0%
Leasing financing receivables	36,357	1.6%	40,473	1.9%
Total acquired non-impaired loans and leases	$376,419	16.5%	$462,086	21.5%
Total loans and leases	$2,277,492	100.0%	$2,148,011	100.0%
Allowance for loan and lease losses	(16,706)		(10,923)
Total loans and leases, net of allowance for loan and lease losses	$2,260,786		$2,137,088

Loans collateralized by real estate comprised 69.4% and 72.1% of the loan and lease portfolio at December 31, 2017 and 2016, respectively. The largest portion of the real estate loan portfolio as of December 31, 2017 and 2016 was commercial real estate loans. At December 31, 2017, commercial real estate loans totaled $891.7 million and comprised 56.6% of real estate loans and 38.9% of the total loan and lease portfolio. At December 31, 2016, commercial real estate loans totaled $796.3 million and comprised 51.4% of real estate loans and 37.1% of the total loan and lease portfolio. At December 31, 2017 and 2016, commercial real estate loans as a percentage of total capital were 346.2% and 372.4%, respectively.

Residential real estate loans totaled $577.2 million and $610.7 million at December 31, 2017 and 2016, respectively, a decrease of $33.5 million or 5.5%. The residential real estate loan portfolio comprised 36.7% and 39.5% of real estate loans as of December 31, 2017 and 2016, respectively, and 25.3% and 28.4% of total loans and leases at December 31, 2017 and 2016, respectively. Acquired residential impaired real estate loans decreased from $175.7 million as of December 31, 2016 to $144.6 million as of December 31, 2017, a decrease of 17.7%.

Construction, land development and other land loans totaled $105.4 million and $140.8 million at December 31, 2017 and 2016, respectively. The construction, land development and other land loan portfolio comprised 6.7% and 9.1% of real estate loans as of December 31, 2017 and 2016, respectively, and 4.2% and 6.6% of the total loan and lease portfolio as of December 31, 2017 and 2016.

Commercial and industrial loans totaled $521.2 million and $438.2 million at December 31, 2017 and 2016, respectively. During 2017, the portfolio increased by $83.0 million or 18.9% due to organic growth. The commercial and industrial loan portfolio comprised 22.8% and 20.4% of the total loan and lease portfolio as of December 31, 2017 and 2016, respectively.

Lease financing receivables comprised 7.8% and 7.4% of the loan and lease portfolio as of December 31, 2017 and 2016, respectively. Total lease financing receivables were $177.7 million and $159.0 million at December 31, 2017 and 2016, respectively. During 2017, the portfolio increased by $18.7 million or 11.8% due to continued growth in our small-ticket vendor sales channels, and our increased origination activities.

Loan portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2017 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$858	$49,952	$133,020	$193,798	$23,257	$112,737	$513,622
Residential real estate	7,018	17,839	85,559	56,175	214,403	19,577	400,571
Construction, land development, and other land	407	21,219	13,436	50,125	447	12,004	97,638
Commercial and industrial	11,535	34,170	17,508	229,103	5,446	118,737	416,499
Installment and other	71	2,586	606	—	461	—	3,724
Leasing financing receivables	2,815	—	124,945	—	13,569	—	141,329
Total originated loans and leases	$22,704	$125,766	$375,074	$529,201	$257,583	$263,055	$1,573,383
Acquired impaired loans
Commercial real estate	$44,743	$6,205	$106,174	$218	$4,316	$5,056	$166,712
Residential real estate	37,664	653	82,621	1,926	20,979	719	144,562
Construction, land development, and other land	585	574	4,663	—	124	—	5,946
Commercial and industrial	1,074	178	1,872	158	2,766	3,960	10,008
Installment and other	44	—	163	—	255	—	462
Total acquired impaired loans	$84,110	$7,610	$195,493	$2,302	$28,440	$9,735	$327,690
Acquired non-impaired loans and leases
Commercial real estate	$13,391	$2,721	$45,479	$2,845	$4,749	$142,174	$211,359
Residential real estate	10,687	5,697	5,135	8,948	1,150	468	32,085
Construction, land development, and other land	-	—	1,627	—	—	218	1,845
Commercial and industrial	2,118	5,277	1,353	13,174	1,311	71,498	94,731
Installment and other	40	2	—	—	—	—	42
Leasing financing receivables	3,713	—	29,336	—	3,308	—	36,357
Total acquired non- impaired loans and leases	$29,949	$13,697	$82,930	$24,967	$10,518	$214,358	$376,419
Total loans and leases	$136,763	$147,073	$653,497	$556,470	$296,541	$487,148	$2,277,492

As of December 31, 2017, 48% of the loan and lease portfolio bears interest at fixed rates and 52% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables above include information limited to contractual maturities of the underlying loans.

Allowance for loan and lease losses

The ALLL is determined by management on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. The ALLL reflects management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio. The computation includes elements of judgement and high levels of subjectivity.

Factors considered by management include, but are not limited to, actual loss experience, peer loss experience, changes in size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay and evaluation of the prevailing economic conditions. Changes in conditions may necessitate revision of the estimate in future periods.

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases and (iii) acquired impaired loans with further credit deterioration after the acquisition or the Recapitalization.

Total ALLL was $16.7 million at December 31, 2017 compared to $10.9 million at December 31, 2016, an increase of $5.8 million, or 52.9%. The increase was primarily due to the overall portfolio growth, increased weighting of the qualitative factors, and adjustments of new origination assumptions to better align the ALLL with the loan and lease portfolio’s risk profile.

Total ALLL accounts for 0.73% and 0.51% of total loans and leases at December 31, 2017 and 2016, respectively. This ratio is generally below the median of our peer banks, as we value significant amounts of acquired loans at fair value as a result of either the Recapitalization or the Ridgestone acquisition, which, management believes, limits the amount of reserves needed to cover these loans and leases as of December 31, 2017 and 2016. Acquisition accounting adjustments remaining balances resulting from the Recapitalization and the Ridgestone acquisition were the remaining balance of $31.7 million and $43.2 million as of December 31, 2017 and 2016, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	2,353	298	77	1,109	17	—	3,854
Provision for acquired non-impaired loans and leases	1,323	(25)	(8)	3,904	(1)	248	5,441
Provision for originated loans and leases	667	(678)	(589)	1,045	18	2,895	3,358
Total provision	$4,343	$(405)	$(520)	$6,058	$34	$3,143	$12,653
Charge-offs for acquired impaired loans	(914)	(312)	—	(365)	—	—	(1,591)
Charge-offs for acquired non-impaired loans and leases	(95)	(128)	—	(1,989)	(327)	(705)	(3,244)
Charge-offs for originated loans and leases	(485)	—	—	(482)	—	(2,394)	(3,361)
Total charge-offs	$(1,494)	$(440)	$—	$(2,836)	$(327)	$(3,099)	$(8,196)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	695	695
Recoveries for originated loans and leases	—	—	—	—	—	631	631
Total recoveries	$—	$—	$—	$—	$—	$1,326	$1,326
Net charge-offs	1,494	440	—	2,836	327	1,773	6,870
Acquired impaired loans	1,928	433	77	1,418	18	—	3,874
Acquired non-impaired loans and leases	1,343	191	2	1,989	-	516	4,041
Originated loans and leases	1,523	1,014	143	4,011	23	2,077	8,791
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Ending ALLL balance
Acquired impaired loans	$1,928	$433	$77	$1,418	$18	$—	$3,874
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,101	158	—	2,692	14	—	3,965
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,765	1,047	145	3,308	9	2,593	8,867
Loans and leases ending balance
Acquired impaired loans	$166,712	$144,562	$5,946	$10,008	$462	$—	$327,690
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,884	2,429	—	14,784	14	—	31,111
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	711,097	430,227	99,483	496,446	3,752	177,686	1,918,691
Total loans and leases at December 31, 2017, gross	$891,693	$577,218	$105,429	$521,238	$4,228	$177,686	$2,277,492
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.04%	0.01%	0.00%	0.02%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.09%	0.01%	0.00%	0.12%
Originated loans and leases	0.02%	0.00%	0.00%	0.02%	0.00%	0.08%	0.13%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.32%	6.35%	0.26%	0.44%	0.02%	0.00%	14.39%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.61%	0.11%	0.00%	0.65%	0.00%	0.00%	1.37%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.22%	18.89%	4.37%	21.80%	0.16%	7.80%	84.25%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2015	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provision for acquired impaired loans	3,011	(981)	—	111	(37)	—	2,104
Provision for acquired non-impaired loans and leases	35	(68)	105	28	2	844	946
Provision for originated loans and leases	986	1,184	500	2,730	24	1,878	7,302
Total provision	$4,032	$135	$605	$2,869	$(11)	$2,722	$10,352
Charge-offs for acquired impaired loans	(3,256)	(462)	—	(73)	8	—	(3,783)
Charge-offs for acquired non-impaired loans and leases	—	(171)	—	(3)	(1)	(1,275)	(1,450)
Charge-offs for originated loans and leases	(1,111)	—	(95)	—	(19)	(1,359)	(2,584)
Total charge-offs	$(4,367)	$(633)	$(95)	$(76)	$(12)	$(2,634)	$(7,817)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	206	206
Recoveries for originated loans and leases	—	—	—	—	—	550	550
Total recoveries	$—	$—	$—	$—	$—	$756	$756
Net charge-offs	4,367	633	95	76	12	1,878	7,061
Acquired impaired loans	489	447	—	674	1	—	1,611
Acquired non-impaired loans and leases	115	344	10	74	328	278	1,149
Originated loans and leases	1,341	1,692	732	3,448	5	945	8,163
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Ending ALLL balance
Acquired impaired loans	$489	$447	$-	$674	$1	$—	$1,611
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	—	293	—	396	328	—	1,017
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,456	1,743	742	3,126	5	1,223	8,295
Loans and leases ending balance
Acquired impaired loans	$207,303	$175,717	$6,979	$13,464	$574	$—	$404,037
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,916	1,300	—	1,382	328	—	11,926
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	580,125	433,721	133,787	423,392	2,057	158,966	1,732,048
Total loans and leases at December 31, 2016, gross	$796,344	$610,738	$140,766	$438,238	$2,959	$158,966	$2,148,011
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.19%	0.03%	0.00%	0.00%	0.00%	0.00%	0.23%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.00%	0.00%	0.06%	0.07%
Originated loans and leases	0.07%	0.00%	0.01%	0.00%	0.00%	0.05%	0.12%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	9.65%	8.18%	0.32%	0.63%	0.03%	0.00%	18.81%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.42%	0.06%	0.00%	0.06%	0.02%	0.00%	0.56%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.01%	20.19%	6.23%	19.71%	0.10%	7.40%	80.63%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure). Non-accrual loans and leases as December 31, 2017 and 2016 totaled $15.8 million and $6.8 million, respectively. The increase of non-performing assets was primarily due to an increase in non-accrual loans of $9.0 million, slightly offset by a decrease in other real estate owned of $6.0 million.

Total OREO decreased from $16.6 million as of December 31, 2016 to $10.6 million at December 31, 2017. The $6.0 million decrease in OREO during 2017 resulted from the disposition of OREO of $9.6 million and valuation adjustments of $460,000, offset by net additions through loan foreclosures of $6.3 million.

The following table sets forth the amounts of non-performing loans and leases and OREO at the dates indicated (dollars in thousands):

	December 31, 2017	December 31, 2016
Non-accrual loans and leases(1)(2)(3)	$15,764	$6,784
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,061	602
Total non-performing loans and leases	16,824	7,386
Other real estate owned	10,626	16,570
Total non-performing assets	$27,450	$23,956
Total non-performing loans and leases as a percentage of total loans and leases	0.74%	0.34%
Total non-performing assets as a percentage of total assets	0.82%	0.73%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	99.30%	147.89%

(1)	Includes $1,569,000 and $552,000 of non-accrual restructured loans at December 31, 2017 and 2016.
(2)

For the year ended December 31, 2017, $1,497,000 in interest income would have been recorded had non-accrual loans been current and the amount of interest we recorded on these loans was $717,000, including loan accretion income.

(3)	For the year ended December 31, 2017, $109,000 in interest income would have been recorded had troubled debt restructurings included within accrual loans been current.

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

Total non-accrual loans increased by $9.0 million between December 31, 2017 and 2016 due to additional non-accrual loans primarily from the government guaranteed loan portfolio. The government guaranteed portion of non-accrual loans totaled $4.1 million at December 31, 2017.

Total accruing loans past due increased from $14.1 million at December 31, 2016 to $15.2 million at December 31, 2017.  This represents an increase of $1.1 million, or 7.7%, and can be attributed to the addition of loans from the Ridgestone acquisition. The entire $1.1 million increase was in the 60-89 days past due category.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	December 31, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,570	$14,786	$2,459	$11,425	$1,101	$12,470	$712
Residential real estate	2,397	2,386	354	2,075	158	2,203	78
Construction, land development, and other land	—	404	—	—	—	309	2
Commercial and industrial	16,498	8,776	9,314	5,470	2,692	6,335	751
Installment and other	14	41	14	—	14	162	12
Total impaired loans held in portfolio, net	$34,479	$26,393	$12,141	$18,970	$3,965	$21,479	$1,555

	December 31, 2016
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$9,502	$5,226	$—	$8,916	$—	$8,975	$305
Residential real estate	2,527	2,252	496	804	293	1,346	46
Commercial and industrial	1,393	8,189	861	521	396	1,430	(2)
Installment and other	361	7	328	—	328	328	16
Total impaired loans held in portfolio, net	$13,783	$15,674	$1,685	$10,241	$1,017	$12,079	$365

	December 31, 2015
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$4,719	$87,514	$2,798	$1,362	$1,076	$4,220	$110
Residential real estate	5,438	9,064	1,221	2,821	615	4,115	78
Construction, land development, and other land	1,201	—	208	—	137	208	—
Commercial and industrial	171	10,768	171	—	171	185	1
Installment and other	335	79	327	—	327	327	23
Total impaired loans held in portfolio, net	$11,864	$107,425	$4,725	$4,183	$2,326	$9,055	$212

Deposits

Total deposits at December 31, 2017 were $2.4 billion, representing a decrease of $47.1 million, or 1.9%, compared to $2.5 billion at December 31, 2016. Non-interest bearing deposits were $760.9 million, or 31.1% of total deposits, at December 31, 2017, an increase of $36.4 million compared to $724.5 million at December 31, 2016 or 29.1% of total deposits.  Core deposits remained stable at 86.1% of total deposits at December 31, 2017.

The increase in non-interest bearing deposits was driven by new deposit relationships. Our cost of deposits was 31 basis points during 2017 compared to 20 basis points during 2016. These increases are primarily attributed to an increase in interest rates on our time deposits. We had no brokered time deposits as of December 31, 2017 compared to $30.8 million at December 31, 2016.

As the time deposits we acquired as part of the Ridgestone acquisition mature, the acquisition accounting benefit to our cost of deposits declines. We anticipate a further decline in the fair value accounting adjustment benefit on our time deposits during 2018, although to a lesser extent than the impact during 2017.

We gather deposits primarily through each of our 55 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$744,797	0.00%	$666,221	0.00%
Interest-bearing checking accounts	186,177	0.06%	187,042	0.07%
Money market demand accounts	378,796	0.28%	401,628	0.24%
Other savings	443,024	0.07%	442,458	0.07%
Time deposits (below $100,000)	393,434	0.74%	318,544	0.39%
Time deposits ($100,000 and above)	370,680	0.90%	264,478	0.73%
Total	$2,516,908	0.31%	$2,280,371	0.20%

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity:

Time Deposits	At December 31, 2017
Three months or less	$36,975
Over three months through six months	88,640
Over six months through 12 months	133,712
Over 12 months	80,881
Total	$340,208

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. Our advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2017 and 2016, we had maximum borrowing capacity from the FHLB of $1.2 billion and $961.8 million, respectively, subject to the availability of collateral. During the year ended December 31, 2017, outstanding FHLB advances before acquisition accounting adjustment increased to $361.5 resulting from increased loan demand and timing of seasonal deposits outflows.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016
Federal Home Loan Bank advances:
Average balance outstanding	$252,720	$151,508
Maximum outstanding at any month-end period during the year	361,506	313,715
Balance outstanding at end of period	361,506	313,715
Weighted average interest rate during period	1.30%	0.47%
Weighted average interest rate at end of period	1.49%	0.73%
Line of credit:
Average balance outstanding	$9,190	$6,424
Maximum outstanding at any month-end period during the year	20,650	30,000
Balance outstanding at end of period	—	20,650
Weighted average interest rate during period	3.92%	3.55%
Weighted average interest rate at end of period(1)	—	3.75%

(1)

We amended the credit agreement, which extended the maturity date to October, 2018. The amended revolving line of credit bears interest at either the LIBOR Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on our election, which is required to be communicate to CIBC at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 25 basis points.

The following table shows the scheduled maturities of these advances and weighted average interest rates at December 31, 2017, all of which mature during 2018 (dollars in thousands):

Scheduled Maturities	Amount	Weighted Average Rates
2018	361,506	1.49%
Total	$361,506	1.49%

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $13.9 million from $17.2 million at December 31, 2016 to $31.2 million at December 31, 2017.

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

Our liquidity needs are primarily met by cash and securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this report.

As of December 31, 2017, Byline Bank had maximum borrowing capacity from the FHLB of $1.2 billion and from the FRB of $144.2 million. As of December 31, 2017, Byline Bank had open advances of $361.5 million and no open letters of credit, leaving us with available FHLB and FRB borrowing capacity of $637.2 million. In addition, Byline Bank had uncommitted federal funds lines of $55.0 million available to use. On October 13, 2016, we entered into a $30.0 million revolving credit agreement with The Private Bank and Trust Company, now known as CIBC Bank USA (“CIBC”). As of December 31, 2017, this revolving line of credit had no outstanding balance. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance reaches $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 12, 2017, the line of credit was amended to extend the maturity date to October 11, 2018.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital resources

Stockholders’ equity at December 31, 2017 was $458.6 million compared to $382.7 million at December 31, 2016, an increase of $75.9 million, or 19.8%. The increase was primarily driven by the issuance of common stock, net of issuance costs of $76.8 million, in connection with our initial public offering on June 30, 2017, as well as retained earnings, offset by the repurchase of our Series A Preferred Stock totaling $25.5 million.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Byline Bank’s financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 Capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements. For further information, see “Business—Supervision and Regulation—Regulatory Capital Requirements” and “Supervision and Regulation- Prompt Corrective Action Framework.”

As of December 31, 2017, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized” under the prompt corrective action framework. There have been no conditions or events since December 31, 2017 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$410,831	15.98%	$205,661	8.00%	N/A	N/A
Bank	367,972	14.28	206,083	8.00	$257,604	10.00%
Tier 1 capital to risk weighted assets:
Company	$392,520	15.27%	$154,246	6.00%	N/A	N/A
Bank	349,662	13.57	154,562	6.00	$206,083	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$353,995	13.77%	$115,684	4.50%	N/A	N/A
Bank	349,662	13.57	115,922	4.50	$167,442	6.50%
Tier 1 capital to average assets:		.
Company	$392,520	12.25%	$128,178	4.00%	N/A	N/A
Bank	349,662	10.89	128,409	4.00	$160,511	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$316,314	13.28%	$190,257	8.00%	N/A	N/A
Bank	325,465	13.61	191,267	8.00	$239,084	10.00%
Tier 1 capital to risk weighted assets:
Company	$304,324	12.78%	$142,895	6.00%	N/A	N/A
Bank	313,474	13.11	143,450	6.00	$191,267	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$266,760	11.20%	$107,171	4.50%	N/A	N/A
Bank	313,474	13.11	107,588	4.50	$155,404	6.50%
Tier 1 capital to average assets:
Company	$304,324	10.07%	$120,850	4.00%	N/A	N/A
Bank	313,474	10.35	121,169	4.00	$151,461	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of December 31, 2017. As of January 1, 2018 the capital conservation buffer requirement increases to 1.875%.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay interest on the line of credit, interest payments on its trust preferred securities, and dividends on its preferred stock. There were no cash dividends received by the Company from Byline Bank for the year ended December 31, 2016.

Contractual obligations

The following table presents our significant contractual obligations and commitments as of December 31, 2017. Further information regarding the details of each obligation is included in the notes to our audited consolidated financial statements contained in Item 8 of this report. See specific note references in the table below (dollars in thousands):

	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Deposits with no stated maturity (Note 14)	$973,685	$—	$—	$—	$973,685
Time deposits (Note 14)	548,208	149,300	11,249	—	708,757
Federal Home Loan Bank advances (Note 12)	361,506	—	—	—	361,506
Other borrowings (Note 13)	31,187	—	—	—	31,187
Junior subordinated debentures (Note 15)	—	—	—	27,647	27,647
Operating leases	3,000	4,545	2,748	2,073	12,366
Total	$1,917,586	$153,845	$13,997	$29,720	$2,115,148
Commitments to extend credit and letters of credit (Note 17)	$527,916

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.05% to 19.50% and maturities up to 2020. Variable rate loan commitments have interest rates ranging from 2.45% to 9.25% and maturities up to 2040.

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

During the years ended December 31, 2017 and 2016, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2017 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2017
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$5,030	$38
Other interest rate swaps	94,726	951	956

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We are also exposed to interest rate risk through the retained portion of the government guaranteed loans we make and the related servicing rights. Our government guaranteed loan portfolio is comprised primarily of SBA 7(a) loans, virtually all of which are quarterly or monthly adjustable with the prime rate. The SBA portfolio reacts differently in a rising rate environment than our other non-guaranteed portfolios. Generally, when interest rates rise, the prepayments in the SBA portfolio tend to increase.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of December 31, 2017, we had a notional amount of $344.7 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2017 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of December 31, 2017	December 31, 2018	December 31, 2019
Immediate Shifts
+400 basis points	11.0%	10.4%
+300 basis points	9.2%	8.8%
+200 basis points	6.8%	6.7%
+100 basis points	3.5%	3.7%
-100 basis points	(6.2)%	(6.7)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.9%
+100 basis points	3.0%
-100 basis points	(3.6)%

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Item 8. Financial Statements and Supplementary Data.

BYLINE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

INDEX

Report of Independent Registered Public Accounting Firm	69

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016	70

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	71

Consolidated Statements of Comprehensive Income (Loss) and Changes in Accumulated Other Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	72

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	73

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	74

Notes to the Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss) and changes in accumulated other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon

March 29, 2018

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 AND 2016

(dollars in thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$19,404	$17,735
Interest bearing deposits with other banks	38,945	28,798
Cash and cash equivalents	58,349	46,533
Securities available-for-sale, at fair value	583,236	608,560
Securities held-to-maturity, at amortized cost ($117,277 and $138,082 fair value at December 31, 2017 and 2016, respectively)	117,163	138,846
Restricted stock, at cost	16,343	14,993
Loans held for sale	5,212	23,976
Loans and leases:
Loans and leases	2,277,492	2,148,011
Allowance for loan and lease losses	(16,706)	(10,923)
Net loans and leases	2,260,786	2,137,088
Servicing assets, at fair value	21,400	21,091
Accrued interest receivable	7,670	6,866
Premises and equipment, net	95,224	102,074
Assets held for sale	9,779	14,748
Other real estate owned, net	10,626	16,570
Goodwill	51,975	51,975
Other intangible assets, net	16,756	19,826
Bank-owned life insurance	5,718	6,557
Deferred tax assets, net	49,963	67,760
Due from counterparty	39,824	—
Other assets	16,106	18,367
Total assets	$3,366,130	$3,295,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$760,887	$724,457
Interest bearing deposits:
NOW, savings accounts, and money market accounts	973,685	989,421
Time deposits	708,757	776,516
Total deposits	2,443,329	2,490,394
Accrued interest payable	1,306	2,427
Line of credit	—	20,650
Federal Home Loan Bank advances	361,506	313,715
Securities sold under agreements to repurchase	31,187	17,249
Junior subordinated debentures issued to capital trusts, net	27,647	26,926
Accrued expenses and other liabilities	42,577	41,811
Total liabilities	2,907,552	2,913,172
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY (Note 25)
Preferred stock	10,438	25,441
Common stock, voting $0.01 par value at December 31, 2017 and no par value at December 31, 2016; 150,000,000 shares authorized at December 31, 2017 and 2016; 29,317,298 shares issued and outstanding at December 31, 2017 and 24,616,706 issued and outstanding at December 31, 2016	292	—
Additional paid-in capital	391,586	313,552
Retained earnings	61,349	50,933
Accumulated other comprehensive loss, net of tax	(5,087)	(7,268)
Total stockholders’ equity	458,578	382,658
Total liabilities and stockholders’ equity	$3,366,130	$3,295,830

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands, except share and per share data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$120,406	$83,150	$69,621
Interest on taxable securities	14,892	14,169	12,799
Interest on tax-exempt securities	634	653	651
Other interest and dividend income	871	393	192
Total interest and dividend income	136,803	98,365	83,263
INTEREST EXPENSE
Deposits	7,736	4,580	4,313
Federal Home Loan Bank advances	3,291	706	23
Subordinated debentures and other borrowings	2,864	2,461	2,295
Total interest expense	13,891	7,747	6,631
Net interest income	122,912	90,618	76,632
PROVISION FOR LOAN AND LEASE LOSSES	12,653	10,352	6,966
Net interest income after provision for loan and lease losses	110,259	80,266	69,666
NON-INTEREST INCOME
Fees and service charges on deposits	5,289	5,665	5,803
Servicing fees	3,658	1,906	—
ATM and interchange fees	5,840	5,856	6,101
Net gains on sales of securities available-for-sale	8	3,227	3,064
Net gains on sales of loans	33,062	4,323	3,151
Other non-interest income	2,201	4,927	2,720
Total non-interest income	50,058	25,904	20,839
NON-INTEREST EXPENSE
Salaries and employee benefits	67,269	50,585	45,960
Occupancy expense, net	14,078	14,330	15,995
Equipment expense	2,472	2,032	2,359
Loan and lease related expenses	3,685	2,004	(21)
Legal, audit and other professional fees	7,027	5,862	7,089
Data processing	9,539	8,157	7,033
Net (gain) loss recognized on other real estate owned and other related expenses	(294)	1,719	7,792
Regulatory assessments	1,193	2,553	3,316
Other intangible assets amortization expense	3,074	3,003	2,980
Advertising and promotions	1,035	623	1,570
Telecommunications	1,593	1,698	1,643
Other non-interest expense	8,852	8,120	9,456
Total non-interest expense	119,523	100,686	105,172
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	40,794	5,484	(14,667)
PROVISION (BENEFIT) FOR INCOME TAXES	19,099	(61,245)	307
NET INCOME (LOSS)	21,695	66,729	(14,974)
Dividends on preferred shares	11,277	—	—
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$10,418	$66,729	$(14,974)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.39	$3.31	$(0.86)
Diluted	$0.38	$3.27	$(0.86)

See accompanying Notes to Consolidated Financial Statement

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AND CONSOLIDATED STATEMENTS OF CHANGES IN

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)	2017	2016	2015
Net income (loss)	$21,695	$66,729	$(14,974)
Securities available-for-sale
Unrealized holding losses (gains) arising during the period	2,111	(3,100)	(3,804)
Reclassification adjustments for net gains included in net income (loss)	(8)	(3,227)	(3,064)
Tax effect	(602)	2,533	—
Net of tax	1,501	(3,794)	(6,868)
Cash flow hedges
Unrealized holding gains arising during the period	688	3,684	—
Reclassification adjustments for losses included in net income (loss)	579	40	—
Tax effect	(587)	(1,491)	—
Net of tax	680	2,233	—
Total other comprehensive income (loss)	2,181	(1,561)	(6,868)
Comprehensive income (loss)	$23,876	$65,168	$(21,842)

(dollars in thousands)	Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$—	$1,161	$1,161
Other comprehensive loss	—	(6,868)	(6,868)
Balance, December 31, 2015	—	(5,707)	(5,707)
Other comprehensive gain (loss), net of tax	2,233	(3,794)	(1,561)
Balance, December 31, 2016	2,233	(9,501)	(7,268)
Other comprehensive gain, net of tax	680	1,501	2,181
Balance, December 31, 2017	$2,913	$(8,000)	$(5,087)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

					Additional	Retained Earnings	Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2015	15,003	$15,003	17,332,775	$—	$193,729	$(822)	$1,161	$209,071
Net loss	—	—	—	—	—	(14,974)	—	(14,974)
Other comprehensive loss	—	—	—	—	—	—	(6,868)	(6,868)
Share-based compensation expense	—	—	—	—	1,045	—	—	1,045
Balance, December 31, 2015	15,003	15,003	17,332,775	—	194,774	(15,796)	(5,707)	188,274
Net income	—	—	—	—	—	66,729	—	66,729
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,561)	(1,561)
Issuance of common stock, net of issuance cost	—	—	3,078,075	—	49,592	—	—	49,592
Issuance of common stock due to business combination	—	—	4,199,791	—	68,247	—	—	68,247
Issuance of preferred stock	9,388	9,388	—	—	—	—	—	9,388
Subscription of preferred stock	1,050	1,050	—	—	—	—	—	1,050
Share-based compensation expense	—	—	—	—	899	—	—	899
Exercise of stock options, net of tax	—	—	6,065	—	40	—	—	40
Balance, December 31, 2016	25,441	25,441	24,616,706	—	313,552	50,933	(7,268)	382,658
Net income	—	—	—	—	—	21,695	—	21,695
Other comprehensive income, net of tax	—	—	—	—	—	—	2,181	2,181
Issuance of common stock in connection with reincorporation merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance cost	—	—	4,630,194	46	76,783	—	—	76,829
Issuance of common stock in connection with restricted stock awards	—	—	70,798	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(400)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(11,277)	—	(11,277)
Cash paid in lieu of fractional shares	—	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	—	—	—	1,497	—	—	1,497
Balance, December 31, 2017	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,695	$66,729	$(14,974)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	12,653	10,352	6,966
Impairment loss on premises and equipment	—	327	687
Impairment loss on assets held for sale	951	408	—
Depreciation and amortization of premises and equipment	5,193	5,060	5,800
Net amortization of securities	4,670	7,090	7,969
Net gains on sales of securities available-for-sale	(8)	(3,227)	(3,064)
Net losses on sales or disposals of premises and equipment	110	20	197
Net losses (gains) on sales of assets held for sale	217	(967)	—
Net gains on sales of loans	(33,062)	(4,323)	(3,151)
Originations of mortgage loans held for sale	(4)	(5,687)	(3,805)
Proceeds from mortgage loans sold	155	6,003	3,888
Originations of government guaranteed loans	(293,615)	(35,949)	—
Proceeds from government guaranteed loans sold	309,164	30,624	—
Accretion of premiums and discounts on acquired loans, net	(32,992)	(33,179)	(42,998)
Net change in servicing assets	(309)	(796)	—
Net valuation adjustments on other real estate owned	460	953	9,265
Net gains on sales of other real estate owned	(2,147)	(1,364)	(5,828)
Amortization of intangible assets	3,074	3,003	2,980
Amortization of time deposit premium	(778)	(590)	(143)
Amortization of Federal Home Loan Bank advances premium	(209)	(44)	—
Accretion of junior subordinated debentures discount	721	876	944
Share-based compensation expense	1,497	899	1,045
Exercise of share-based awards	—	40	—
Deferred tax provision (benefit), net of valuation	16,604	(61,503)	—
Increase in cash surrender value of bank owned life insurance	(247)	(223)	(209)
Gain on death benefit of bank owned life insurance	(313)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(799)	(503)	(978)
Other assets	(350)	(3,950)	(843)
Accrued interest payable	(1,121)	1,355	(4,521)
Accrued expenses and other liabilities	(9,095)	(7,655)	(2,700)
Net cash provided by (used in) operating activities	2,115	(26,221)	(43,473)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(53,480)	(557,527)	(856,768)
Proceeds from maturities and calls of securities available-for-sale	7,917	95,412	103,274
Proceeds from paydowns of securities available-for-sale	69,320	105,837	144,158
Proceeds from sales of securities available-for-sale	8	534,418	511,028
Purchases of securities held-to-maturity	—	(59,436)	(120,498)
Proceeds from maturities and calls of securities held-to-maturity	655	30,469	15,155
Proceeds from paydowns of securities held-to-maturity	19,747	—	—
Purchases of Federal Home Loan Bank stock	(19,485)	(6,454)	(124)
Federal Home Loan Bank stock repurchases	18,135	—	—
Proceeds from other loans sold	9,984	2,213	27,606
Net change in loans and leases	(107,830)	(420,065)	(48,662)
Purchases of premises and equipment	(2,538)	(5,948)	(4,019)
Proceeds from sales of premises and equipment	—	1,156	1,354
Proceeds from sales of assets held for sale	5,373	2,566	—
Proceeds from sales of other real estate owned	13,898	17,306	38,563
Proceeds from bank owned life insurance death benefit	1,399	—	—
Net cash paid in acquisition of business	—	(11,273)	—
Net cash (used in) investing activities	(36,897)	(271,326)	(188,933)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(46,287)	$(51,010)	$80,710
Proceeds from Federal Home Loan Bank advances	3,037,000	6,512,100	1,943,500
Repayments of Federal Home Loan Bank advances	(2,989,000)	(6,246,114)	(1,905,500)
Proceeds from line of credit	—	30,000	—
Repayments of line of credit	(20,650)	(9,350)	—
Net increase in securities sold under agreements to repurchase	13,938	4,590	1,927
Dividends paid on preferred stock	(11,277)	—	—
Cash paid in lieu of fractional shares	(2)	—	—
Proceeds from issuance of common stock	76,829	49,592	—
Proceeds from issuance of preferred stock	1,050	9,388	—
Repurchase of preferred stock	(15,003)	—	—
Net cash provided by financing activities	46,598	299,196	120,637
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,816	1,649	(111,769)
CASH AND CASH EQUIVALENTS, beginning of period	46,533	44,884	156,653
CASH AND CASH EQUIVALENTS, end of period	$58,349	$46,533	$44,884
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,279	$6,150	$10,351
Cash payments (refunds) during the period for taxes	$2,849	$(250)	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$1,501	$(3,794)	$(6,868)
Change in fair value of cash flow hedges, net of tax	$680	$2,233	$—
Delayed payments of mortgage-backed securities	$311	$121	$2,228
Due to broker	$9,838	$9,978	$10,000
Due from counterparties	$39,824	$—	$—
Transfers of loans to loans held for sale	$10,061	$1,477	$65,074
Transfers of loans to other real estate owned	$6,266	$6,672	$13,792
Internally financed loan sale	$—	$—	$40,252
Internally financed sale of other real estate owned	$—	$1,447	$1,259
Internally financed sale of assets held for sale	$1,800	$—	$—
Transfers of land and premises to assets held for sale	$3,372	$14,496	$2,259
Subscription receivable of preferred stock	$—	$1,050	$—
Total assets acquired from acquisition	$—	$456,153	$—
Total liabilities assumed from acquisition	$—	$377,440	$—
Common stock issued due to acquisition of business	$—	$68,247	$—
Transfers of premises and equipment to other assets	$713	$—	$—

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 55 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System, the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation. The Company is regulated by the Board of Governors of the Federal Reserve System.

On June 28, 2013, the Company completed an external recapitalization involving a series of transactions that included the merging of the Company’s multiple subsidiary banks into the Bank. In connection with the merger of the subsidiary banks at the time of recapitalization, the Company entered into certain Conditions and Commitments to the merger and integration of the banks, which contained on‑going requirements related to payment of dividends, execution of an integration plan, director and senior officer appointments, changes in responsibilities, and reporting requirements. The Company accounted for the external recapitalization as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The transaction qualified as a recapitalization under Section 368(a)(1)(E) of the Internal Revenue Code and resulted in carryover treatment of the existing tax bases and tax loss carryforwards.

As a result of its acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) on October 14, 2016, the Bank is a participant in the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”) (collectively referred to as “government guaranteed loans”) lending programs and originates government guaranteed loans. See Note 3—Acquisition of a Business for additional information regarding the transaction.

The Bank also engages in short‑term direct financing lease contracts through BFG Corporation, doing business as Byline Financial Group (“BFG”), a wholly‑owned subsidiary of the Bank. BFG is located in Bannockburn, Illinois with sales offices in Texas, North Carolina and New York, and sales representatives in Florida, New Jersey, Michigan and Arizona.

On June 14, 2017, stockholders of record as of May 22, 2017 voted to approve an Agreement and Plan of Merger between Byline Bancorp, Inc., an Illinois corporation (“Byline Illinois”), and Byline Bancorp, Inc., a wholly owned Delaware subsidiary of the Company, including the amended and restated certificate of incorporation and by‑laws of the Company. Each share of Byline Illinois common stock issued and outstanding immediately prior to the effective time of the Merger was converted automatically into the right to receive one fifth (0.20) of a share of common stock of the Company. Stockholders were paid a total of $2,000 in cash for remaining fractional shares based on the offering price of $19.00 per share.

On November 27, 2017, Byline Bancorp, Inc., First Evanston Bancorp, Inc. (which we refer to as “First Evanston”), and Wildcat Acquisition Corporation, a wholly owned subsidiary of Byline (which we refer to as “Merger Sub”), entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”), that provides for the merger of Merger Sub with and into First Evanston, with First Evanston as the surviving corporation (which we refer to as the “merger”). Immediately following the merger, First Evanston will merge with and into Byline, with Byline as the surviving corporation (which we refer to as the “parent merger”) and immediately following the parent merger, First Bank & Trust, First Evanston’s wholly owned bank subsidiary (which we refer to as “First Bank & Trust”), will merge with and into the Bank, with the Bank as the surviving bank (which we refer to as the “bank merger”). At such time, First Bank & Trust’s banking offices will become banking offices of the Bank. The above described mergers are anticipated to be completed during the first half of 2018, subject to the satisfaction or waiver of the conditions included in the merger agreement.

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) as contained within the FASB’s ASC and rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Regulation S‑X. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. See Note 15, Junior Subordinated Debentures, for additional discussion. Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2017, 2016 and 2015.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Use of estimates—In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and certain revenues and expenses for the periods included in the Consolidated Statements of Operations and the accompanying notes. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant changes in the near term relate to the determination of expected cash flows of acquired impaired loans, the allowance for loan and lease losses, valuation of servicing assets, fair value measurements for assets and liabilities, goodwill, other intangible assets, the valuation or recognition of deferred tax assets and liabilities, and the valuation of assets and liabilities acquired in business combinations.

Business combinations—The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are immediately expensed. The results of operations of the acquired business are included in the Consolidated Statements of Operations from the effective date of the acquisition, which is the date control is obtained.

In accordance with ASC 805, the acquiring company retains the right to make appropriate adjustments to the assets and liabilities of the acquired entity for information obtained during the measurement period about facts and circumstances that existed as of the acquisition date. The measurement period ends as of the earlier of (a) one year from the acquisition date or (b) the date when the acquirer receives the information necessary to complete the business combination accounting.

Cash and cash equivalents—Cash and cash equivalents have original maturities of three months or less. The Company holds cash and cash equivalents on deposit with other banks and financial institutions in amounts that periodically exceed the federal deposit insurance limit. The Company evaluates the credit quality of these banks and financial institutions to mitigate its credit risk and has not experienced any losses in such accounts.

Cash on hand or on deposit with the Federal Reserve Bank of Chicago was required to meet regulatory reserve and clearing requirements. The reserve requirement was $15.8 million and $14.1 million as of December 31, 2017 and 2016, respectively, and the Bank met the requirement at each balance sheet date.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2017 and 2016. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. See Note 18—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Management evaluates securities for other‑than‑temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers or guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near‑term prospects of the issuer. The Company’s assessment of OTTI considers whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity. For debt securities, if the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss is recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is more likely

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

than not that it will not be required to sell the security, and the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss).

Restricted stock—The Company owns stock of the Federal Home Loan Bank of Chicago (“FHLB”). No ready market exists for this stock, and it has no quoted market value. As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, the Company owns stock of Bankers Bank that was acquired as part of the Ridgestone transaction. The stock is redeemable at par and carried at cost.

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2017 and 2016.

Loans held for sale—Loans that management has the intent and ability to sell are designated as held for sale. Government guaranteed loans and mortgage loans originated are carried at either amortized cost or estimated fair value. The Company determines whether to account for loans at fair value or amortized cost at origination. The loans accounted for at fair value remain at fair value after the determination. The loans accounted for at amortized cost are carried at the lower of cost or fair value, valued on a loan by loan basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on sales of government guaranteed loans are recognized based on the difference between the net sales proceeds, carrying value of the sold loan, fair value of the servicing asset recognized, and fair value of the retained loan (if any), and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained loan and the relative fair value is recorded as a discount to the retained loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. Government guaranteed loans are generally sold with servicing retained.

Loans transferred to loans held for sale are carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer, write‑downs are recorded as charge‑offs, establishing a new cost basis. Any subsequent adjustments are determined on an individual loan basis and are recognized as a charge to non‑interest income. Sales proceeds received that are in excess of the new cost basis within 90 days are recorded to the allowance for loan and lease losses, up to the amount previously charged off. Any remaining proceeds are recorded as a gain on sale and included in non‑interest income. Sales proceeds that are less than the new cost basis upon transfer and are received within 90 days of classifying the loans as held for sale are recorded as a charge‑off to the allowance for loan and lease losses. Any proceeds received after 90 days of classifying the loans as held for sale are recorded as a gain or loss on sale and included in other non‑interest income. Loans held for sale that have not yet settled as of year-end are classified as due-from counterparty on the consolidated statement of financial condition.

Originated loans—Originated loans are stated at the amount of unpaid principal outstanding, net of purchase premiums and discounts, and any deferred fees or costs. Net deferred fees, costs, discounts and premiums are recognized as yield adjustments over the contractual life of the loan. Interest on loans is calculated daily based on the principal amount outstanding.

Originated loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan’s effective interest rate) or, for collateral dependent loans, at the fair value of the collateral less estimated selling costs. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, impairment is recognized and the carrying value of the loan is adjusted in the allowance for loan and lease losses as a specific component provided or through a charge‑off of the impaired portion of the loan.

Accrual of interest on impaired loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to make payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed through interest income. Payments received during the time a loan is on non‑accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status or after the principal balance is paid in full. Loans are

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured as evidenced by agreed upon performance for a period of not less than six months.

Troubled debt restructuring—A troubled debt restructuring (“TDR”) is a formal restructuring of a loan in which the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including providing a below‑market interest rate, reduction in the loan balance or accrued interest, extension of the maturity date, or a combination of these. Troubled debt restructurings are considered to be impaired loans and are subject to the Company’s impaired loan accounting policy. Acquired impaired loans are not subject to TDR accounting.

The Company does not accrue interest on a TDR unless it believes collection of all principal and interest under the modified terms is reasonably assured. For a TDR to begin accruing interest, the borrower must demonstrate some level of past performance and the future capacity to perform under the modified terms. Generally, six months of consecutive payment performance under the restructured terms is required before a TDR is returned to accrual status.

Direct finance leases—The Company engages in leasing for small‑ticket equipment, software, machinery and ancillary supplies and services to customers under leases that qualify as direct financing leases for financial reporting. Certain leases qualify as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values of up to 15% of the cost of the related equipment, are recorded as lease receivables when the lease is signed and funded and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the amount financed is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease based on the effective yield interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s estimates are for reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review results in other‑than‑temporary impairment, the impairment is recognized in current period earnings. An upward adjustment of the estimated residual value is not recorded.

The policies for delinquency and non‑accrual for direct finance leases are materially consistent with those described for all classes of loan receivables.

The Company defers and amortizes certain initial direct costs over the contractual term of the lease as an adjustment to the yield. The unamortized direct costs are recorded as a reduction of unearned lease income.

Acquired impaired loans—Loans initially acquired with evidence of credit quality deterioration are accounted for under ASC Topic 310‑30, Accounting for Purchased Loans with Deteriorated Credit Quality (“ASC 310‑30”). These loans are recorded either on a pool or a loan‑by‑loan basis at their estimated fair value where applicable. The Company may aggregate loans into pools based on similar credit risks and predominant risk characteristics such as delinquency status and loan type.

Management estimated the fair values of acquired impaired loans at both the Recapitalization date and the Ridgestone acquisition date based on estimated future cash flows. The excess of cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The acquisition date estimates of accretable yield may subsequently change due to changes in management’s estimates of timing and amounts of expected cash flows. The excess of the contractual amounts due over the cash flows expected to be collected is considered to be the non‑accretable difference. The non‑accretable difference represents the Company’s estimate of the credit losses expected to occur and is considered in determining the fair value of the loans. Reclassifications between accretable yield and non‑accretable difference represent changes in expected cash flows over the remaining estimated life of the loan or pool. Subsequent increases in expected cash flows over those expected at inception are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an additional provision for loan losses. Once a pool of loans is assembled, the integrity of the pool is maintained. A loan can only be removed from a pool if either of the following conditions is met: (1) the Company sells, forecloses, or otherwise receives assets in satisfaction of the loan, or (2) the loan is written off. A refinancing or restructuring of a loan does not result in a removal of a loan from a pool. Loan sales are accounted for under ASC Topic 860, Transfers and Servicing (“ASC 860”), when control over the assets have been relinquished. See transfers of financial assets accounting policy.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Acquired non‑impaired loans and leases—Acquired non‑impaired loans and leases are accounted for under ASC Subtopic 310‑20, Receivables Nonrefundable Fees and Other Costs (“ASC 310‑20”). These loans and leases were individually recorded at fair value at the time of acquisition. The component of fair value representing an adjustment to an asset’s outstanding principal balance is accreted or amortized over the life of the related asset as a yield adjustment. Any previously recognized allowance for loan and lease losses and unearned fees or discounts are not carried over and recognized at the date of acquisition. The balance of the asset is then evaluated periodically pursuant to the Company’s allowance for loan and lease loss accounting policy and any adjustment required for credit risk is recorded within the allowance for loan and lease losses.

Allowance for loan and lease losses and reserve for unfunded commitments—The allowance for loan and lease losses is maintained at a level management believes is appropriate to provide for probable loan and lease losses as of the date of the Consolidated Statements of Financial Condition. The allowance for loan and lease losses is increased by a provision for loans and lease losses and decreased by charge‑offs, net of recoveries. Loan and lease losses are charged against the allowance for loan and lease losses when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. The allowance for loan and lease losses is based on management’s evaluation of the loan and lease portfolio giving consideration to the nature and volume of the portfolio, the value of the underlying collateral, overall portfolio quality, review of specific problem loans or leases, and prevailing economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance for loan and lease losses may be necessary if there are significant changes in economic condition. The allowance for loan and lease losses consists of general and specific components. Allocations of the allowance for loan and lease losses not attributable to acquired impaired loans may be made for specific loans and leases, but the entire allowance is available for any loan and lease that, in management’s judgement, should be charged off.

The general component covers loans and leases that are collectively evaluated for impairment. Larger groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, and leases are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general component is based on a trailing 12‑quarter weighted average loss rate for each loan category based on the Company’s historical losses and its peer group and adjusted for qualitative and other economic factors. These factors include (1) changes in lending policies and procedures, including changes in underwriting standards and collections, charge‑off and recovery practices; (2) changes in international, national, regional and local conditions; (3) changes in the nature and volume of the portfolio and terms of the loans and leases; (4) changes in experience, depth and ability of lending management and other relevant staff; (5) changes in the volume and severity of past due loans and leases; (6) changes in the quality of the Company’s loan review system; (7) changes in the value of the underlying collateral for collateral dependent loans and leases; (8) existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (9) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. Based upon management’s judgement of other factors that fall outside of the predefined qualitative or historical loss rates, the allowance for loan and lease losses may include an unallocated component not included in these predefined factors.

The specific component relates to loans that are risk‑rated substandard or worse, and based on current information and events, it is likely that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, strength of guarantor, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired and are reviewed on a case‑by‑case basis. TDRs are individually evaluated for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at origination. If a TDR is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral, less estimated costs to sell.

The allowance for loan losses also includes amounts representing decreases in expected cash flows attributable to credit deterioration of acquired impaired loans. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is sufficient to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the appropriate reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments, and other relevant factors. The reserve for unfunded commitments is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

on a quarterly basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known. Advances that are considered uncollectible are charged to the reserve for unfunded commitments.

Provisions and recoveries of advances previously charged‑off are recognized within the reserve for unfunded commitments, which is included in other liabilities within the Consolidated Statements of Financial Condition. The factors supporting the allowance for loan and lease losses and the reserve for unfunded commitments do not diminish the fact that the entire allowance for loan and lease losses and reserve for unfunded commitments not attributable to acquired impaired loans are each available to absorb losses in the loan and lease portfolios and related commitment portfolio, respectively.

The allowance for loan and lease losses and reserve for unfunded commitments are both subject to review by regulatory agencies during examinations and may require us to recognize adjustments to the allowance for loan and lease losses or the reserve for unfunded commitments.

Servicing assets—Servicing assets are recognized separately when they are acquired through sales of loans. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC 860. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Sales of government guaranteed loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a servicing spread paid from a portion of the interest cash flow of the loan. SBA regulations require the Company to retain a portion of the cash flow from the interest payments received for a sold loan. The USDA loan sale agreements are not standardized with respect to servicing.

Servicing fee income, which is reported on the Consolidated Statements of Operations as servicing fees, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. Late fees and ancillary fees related to loan servicing are not material.

The Company has elected the fair value measurement method and measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with servicing fees on the Consolidated Statements of Operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates, and losses.

Concentrations of credit risk—Most of the Company’s business activity is concentrated with customers located within its principal market areas, with the exception of government guaranteed loans and leasing activities. The Company originates commercial real estate, construction, land development and other land, commercial and industrial, residential real estate, installment and other loans, and leases. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate.

Rights to collateral vary and are legally documented to the extent practicable. The Company has a concentration in commercial real estate loans and the ability of borrowers to honor these and other contracts is dependent upon the real estate and general economic conditions within their geographic market.

Transfers of financial assets—Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. The Company has assessed that partial sales of financial assets meet the definition of participating interest. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company and the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets. Gains or losses are recognized in the period of sale upon derecognition of the asset.

Premises and equipment—Premises and equipment acquired through a business combination are initially stated at the acquisition date fair value less accumulated depreciation. All other premises and equipment are stated at cost less accumulated depreciation. Depreciation on premises and equipment is recognized on a straight‑line basis over their estimated useful lives ranging from three to 39 years. Land is also carried at its fair value following a business combination and is not subject to depreciation. Leasehold improvements are amortized over the shorter of the life of the related asset or expected term of the underlying lease. Gains and losses on the dispositions of premises and equipment are included in non‑interest income. Expenditures for new premises, equipment and major betterments are capitalized. Normal costs of maintenance and repairs are expensed as incurred.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Long‑lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amounts may be not recoverable. Impairment exists when the undiscounted expected future cash flows of a long‑lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in non‑interest expense.

Assets held for sale—Assets held for sale consist of former branch locations and real estate previously purchased for expansion. Assets are considered held for sale when management has approved to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Assets held for sale are evaluated periodically for impairment, with any impairment losses recorded in non-interest expense.

Other real estate owned—Other real estate owned (“OREO”) includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations, and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Goodwill—The excess of the cost of the recapitalization and acquisitions over the fair value of the net assets acquired, including core deposit intangible, consists of goodwill. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company’s goodwill is allocated to the Bank, which is the Company’s only applicable reporting unit for the purposes of testing goodwill for impairment. The Company has selected November 30 as the date it performs the annual goodwill impairment test. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. The Company performs impairment testing using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a material change in the estimated value of the Company based on current market multiples common for community banks of similar size and operations; a significant change in our stock price or market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. If the assessment of qualitative factors indicates that it is not more likely than not that impairment exists, no further testing is performed; otherwise, the Company would proceed with a quantitative two‑step goodwill impairment test. In the first step, the Company compares its estimate of the fair value of the reporting unit, which is based on a discounted cash flow analysis, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step is not required. If necessary, the second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the value of the reporting unit to all of the assets and liabilities of that unit, including any other identifiable intangible assets. An impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill.

Based on an annual analysis completed as of November 30, 2017, the Company did not recognize impairment losses during the year ended December 31, 2017.

Other intangible assets—Other intangible assets primarily consist of core deposit intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill at the time of the recapitalization and the acquisition of Ridgestone based on market valuations. Core deposit intangibles are amortized over a ten‑year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. The Company did not recognize impairment on its core deposit intangibles for the years ended December 31, 2017 and 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Bank‑owned life insurance—The Company holds life insurance policies that provide protection against the adverse financial effects that could result from the death of current and former employees, and provide tax deferred income. Although the lives of individual current or former management‑level employees are insured, the Company is the owner and is split beneficiary on certain policies. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. Split‑dollar life insurance is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non‑interest income and are not subject to income tax.

Income taxes—The Company uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company’s annual tax rate is based on its income, statutory tax rates and available tax planning opportunities. Deferred tax assets and liabilities are adjusted through the tax provision for the effects of changes in tax laws and rates on the date of enactment. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2017 and 2016, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2017 and 2016, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Derivative financial instruments and hedging activities—The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows of certain assets. ASC Topic 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards requiring that every derivative instrument be recorded in the statement of condition as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge, or a non‑designated derivative.

Fair value hedges are accounted for by recording the changes in the fair value of the derivative instrument and the changes in the fair value related to the risk being hedged of the hedged asset or liability on the Consolidated Statements of Financial Condition with corresponding offsets recorded in the Consolidated Statements of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an asset or liability.

Cash flow hedges are accounted for by recording the changes in the fair value of the effective portion of the derivative instrument in other comprehensive income (loss) and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings.

Derivative instruments that are not designated as hedges according to accounting guidance are reported in the Consolidated Statements of Financial Condition at fair value and the changes in fair value are recognized as non‑interest income during the period of the change.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

The Company formally documents the relationship between a derivative instrument and a hedged asset or liability, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Comprehensive income (loss)—Recognized revenue, expenses, gains and losses are included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available‑for‑sale securities and adjustments related to cash flow hedges, are reported on a cumulative basis, net of tax effects, as a separate component of equity on the Consolidated Statements of Financial Condition. Changes in such items, along with net income (loss), are components of comprehensive income (loss).

Advertising expense—Advertising costs are expensed as incurred.

Off‑balance sheet instruments—In the ordinary course of business, the Company has entered into off‑balance sheet arrangements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded in the consolidated financial statements when they are funded or when the related fees are incurred or received.

Segment reporting—The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are not required.

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2017 and 2016.

Share‑based compensation—The Company accounts for share‑based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires compensation cost relating to share‑based compensation transactions be recognized in the Consolidated Statements of Operations, based generally upon the grant‑date fair value of the share‑based compensation granted by the Company. Share‑based awards may have service, market or performance conditions. Refer to Note 19—Share-Based Compensation for additional information.

Earnings per share— Earnings per common share is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

Fair value of assets and liabilities—Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, including respective accrued interest balances, in an orderly transaction between market participants at the measurement date. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

Reclassifications—Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income (loss) or stockholders’ equity.

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

Revenue from Contracts with Customers—In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, deferred by ASU No. 2015‑14 and clarifying standards, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU No. 2015‑14 the standard is effective for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014‑09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently evaluating which, if any, of its sources of non‑interest income will be impacted by this ASU. Assuming the Company remains an emerging growth company, the Company expects to adopt this new guidance on January 1, 2019, with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant. In April 2016, FASB issued ASU No. 2016‑10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: (1) identifying performance obligations and (2) licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014‑09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606, Revenues from Contracts with Customers. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014‑09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

In May 2016, FASB issued ASU No. 2016‑12, Narrow‑Scope Improvements and Practical Expedients, amending ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU affect only several narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014‑09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014‑09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

In November 2017, FASB issued ASU No. 2017-14, amending ASC Topic 606, Revenue from Contracts with Customers. The ASU amends the codification to incorporate additional previously issued guidance from the SEC. The SEC issued SAB 116 to bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The SAB modified SAB Topic 13, Revenue Recognition, SAB Topic 8. ASU 2017-14 supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of SAB 116. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014‑09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement—In April 2015, FASB issued ASU No. 2015‑05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers in cloud computing arrangements about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and were adopted by the Company as of January 1, 2016. This ASU did not have a material effect on the Company’s Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Business Combinations—Simplifying the Accounting for Measurement‑Period Adjustments—In September 2015, FASB issued ASU No. 2015‑16, Simplifying the Accounting for Measurement‑Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period’s financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current‑period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2015. The Company adopted this new authoritative guidance on January 1, 2016, and it did not have an impact on the Company’s Consolidated Financial Statements, but may in the future.

Recognition and Measurement of Financial Assets and Financial Liabilities—In January 2016, FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016‑01 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods beginning January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Leases (Topic 842)—In February 2016, FASB issued ASU No. 2016‑02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short‑term) at the commencement date; a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off‑balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales‑type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company expects an increase in assets and liabilities as a result of recognizing additional lease contracts where the Company is lessee.

Derivatives and Hedging (Topic 815)—In March 2016, FASB issued ASU No. 2016‑05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

In March 2016, FASB issued ASU No. 2016‑06, Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. To determine how to account for debt instruments with embedded features, including contingent put and call options, an entity is required to assess whether the embedded derivatives must be bifurcated from the host contract and accounted for separately. Part of this assessment consists of evaluating whether the embedded derivative features are clearly and closely related to the debt host. Under existing guidance, for contingently exercisable options to be considered clearly and closely related to a debt host, they must be indexed only to interest rates or credit risk. ASU 2016‑06 addresses inconsistent interpretations of whether an event that triggers an entity’s ability to exercise the embedded contingent option must be indexed to interest rates or credit risk for that option to qualify as clearly and closely related. Diversity in practice has developed because the existing four‑step decision sequence in ASC 815 focuses only on whether the payoff was indexed to something other than an interest rate or credit risk. As a result, entities have been uncertain whether they should (1) determine whether the embedded features are clearly and closely related to the debt host solely on the basis of the four‑step decision sequence or (2) first apply the four‑step decision sequence and then also evaluate whether the event triggering the exercisability of the contingent put or call option is indexed only to an interest rate or credit risk. This ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four‑step decision sequence in ASC 815 as amended by this ASU. The entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2017, FASB issued ASU No. 2017‑12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

Compensation—Stock Compensation (Topic 718)—In March 2016, FASB issued ASU No. 2016‑09, Improvements to Employee Share‑Based Payment Accounting. FASB issued this ASU as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments in this ASU relate to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative‑effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments in this ASU require recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments in this ASU related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, FASB issued ASU No. 2017-09, Scope of Modification Accounting. The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) or the modified ward is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award is an equity instrument or liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. Assuming the Company remains an emerging growth

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. .

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision‑useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2021. The Company is still evaluating the effects this ASU will have on the Company’s Consolidated Financial Statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

Statement of Cash Flows (Topic 230)—In August 2016, FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate‑owned life insurance policies, including bank‑owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is currently evaluating the provisions of ASU No. 2016‑15 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (230), Restricted Cash. The ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes (Topic 740)—In October 2016, the FASB issued ASU No. 2016‑16, Income Taxes, Intra‑Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for income tax consequences of intra‑entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra‑entity asset transfer until the asset has been sold to an outside party; this update clarifies that an entity should recognize the income tax consequences of an intra‑entity transfer of assets other than inventory when the transfer occurs. The amendment is effective for annual

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect this ASU to have a material impact on the Company’s Consolidated Financial Statements.

Consolidation (Topic 810)—In October 2016, the FASB issued ASU No. 2016‑17, Consolidation, Interests Held through Related Parties That Are under Common Control. The ASU was issued to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this new authoritative guidance on January 1, 2017 and it did not have an impact on the Company’s Consolidated Financial Statements.

Business Combinations (Topic 805)—In January 2017, the FASB issued ASU No. 2017‑01, Clarifying the Definition of a Business. The guidance clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company does not expect a material impact of this ASU on the Company’s Consolidated Financial Statements.

Intangibles—Goodwill and Other (Topic 350)—In January 2017, FASB issued ASU No. 2017‑04, Simplifying the Test for Goodwill Impairment. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill impairment test by eliminating step two from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, if an entity performs a quantitative annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is early adopting these amendments in 2017 and does not expect a material impact on the Company’s Consolidated Financial Statements.

Other Income (Subtopic 610‑20)—In February 2017, the FASB issued ASU No. 2017‑05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. This ASU will clarify the scope of Subtopic 610‑20 and add guidance for partial sales of nonfinancial assets. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. The amendment is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU No. 2017‑05 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Nonrefundable Fees and Other Costs (Subtopic 310‑20)—In March 2017, FASB issued ASU No. 2017‑08, Receivables—Nonrefundable Fees and Other Costs. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium at the earliest call date. Under current GAAP, the Company amortizes the premium as an adjustment of yield over the contractual life of the instrument. As a result, upon exercise of a call on a callable debt security held at a premium, the unamortized premium is charged to earnings. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is required to apply the amendments on a modified retrospective basis through a cumulative‑effect adjustment directly to retained earnings as of the beginning of the period of adoption. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017‑08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Earnings Per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)—In July 2017, FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments. The ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017‑11 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Income Statement—Reporting Comprehensive Income (Topic 220) )—In February 2018, FASB issued ASU No.2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act. The ASU provides reporting entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires reporting entities to disclose: a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the new guidance on January 1, 2018, and determined it will not have a significant impact on the Company’s statements of operations or financial condition.

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

Under the terms of the Agreement, each Ridgestone common share was converted into the right to receive, at the election of the shareholder (subject to proration as outlined in the Agreement), either cash or Company common stock, or the combination of both. Total consideration included aggregate cash in the amount of $36.8 million and the issuance of 4,199,791 shares of the Company’s common stock valued at $16.25 per common share. The transaction resulted in goodwill of $26.3 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Acquisition advisory expenses related to the Ridgestone acquisition of $1.6 million are reflected in non‑interest expense on the Consolidated Statements of Operations. Stock issuance costs were not material. There were no contingent assets or liabilities arising from the acquisition.

The acquisition of Ridgestone was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017 and required no measurement period adjustments during 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table presents a summary of the estimates of fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$25,480
Securities available-for-sale	27,662
Restricted stock	931
Loans held for sale	15,363
Loans	351,820
Servicing assets	20,295
Premises and equipment	2,011
Other real estate owned	1,525
Other intangible assets	486
Bank-owned life insurance	2,352
Other assets	8,228
Total assets acquired	$456,153
Liabilities
Deposits	$361,370
Federal Home Loan Bank advances	9,773
Junior subordinated debentures	1,339
Accrued expenses and other liabilities	4,958
Total liabilities assumed	377,440
Net assets acquired	$78,713
Consideration paid
Common stock (4,199,791 shares issued at $16.25 per share)	$68,247
Cash paid	36,753
Total consideration paid	105,000
Goodwill	$26,287

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$312,166
Gross contractual amounts receivable	450,292
Estimate of contractual cash flows not expected to be collected(1)	19,661
Estimate of contractual cash flows expected to be collected	430,631

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table provides the pro forma information for the results of operations for the years ended December 31, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The pro forma results combine the historical results of Ridgestone into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income (loss) in the following table.

	Years ended December 31,
	2016	2015
Total revenues (net interest income and non-interest income)	$171,059	$151,054
Net income (loss)	$82,252	$(1,437)
Earnings per share—basic	$3.54	$(0.07)
Earnings per share—diluted	$3.50	$(0.07)

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Ridgestone for period from October 15, 2016 through December 31, 2017. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Ridgestone was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2017 and 2016 and the corresponding amounts of gross unrealized gains and losses:

2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,999	$—	$(136)	$14,863
U.S. Government agencies	54,248	—	(1,290)	52,958
Obligations of states, municipalities, and political subdivisions	33,405	100	(335)	33,170
Residential mortgage-backed securities
Agency	315,103	—	(7,646)	307,457
Non-agency	39,485	104	(75)	39,514
Commercial mortgage-backed securities
Agency	70,964	45	(1,966)	69,043
Non-agency	31,763	—	(792)	30,971
Corporate securities	29,573	507	(104)	29,976
Other securities	3,627	1,730	(73)	5,284
Total	$593,167	$2,486	$(12,417)	$583,236

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,030	$197	$(82)	$24,145
Residential mortgage-backed securities
Agency	53,731	79	(203)	53,607
Non-agency	39,402	174	(51)	39,525
Total	$117,163	$450	$(336)	$117,277

2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,995	$4	$(79)	$14,920
U.S. Government agencies	60,180	—	(1,323)	58,857
Obligations of states, municipalities, and political subdivisions	16,271	60	(272)	16,059
Residential mortgage-backed securities
Agency	376,800	—	(8,640)	368,160
Non-agency	20,107	—	(174)	19,933
Commercial mortgage-backed securities
Agency	78,954	—	(1,551)	77,403
Non-agency	32,061	—	(1,009)	31,052
Corporate securities	17,065	350	(86)	17,329
Other securities	4,161	742	(56)	4,847
Total	$620,594	$1,156	$(13,190)	$608,560

2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,878	$105	$(229)	$24,754
Residential mortgage-backed securities
Agency	67,692	35	(283)	67,444
Non-agency	46,276	50	(442)	45,884
Total	$138,846	$190	$(954)	$138,082

The Company did not classify securities as trading during 2017 and 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$4,998	$(2)	$9,865	$(134)	$14,863	$(136)
U.S. Government agencies	9	992	(7)	51,966	(1,283)	52,958	(1,290)
Obligations of states, municipalities and political subdivisions	29	16,059	(137)	4,453	(198)	20,512	(335)
Residential mortgage-backed securities
Agency	41	15,441	(181)	292,016	(7,465)	307,457	(7,646)
Non-agency	1	—	—	4,565	(75)	4,565	(75)
Commercial mortgage-backed securities
Agency	7	—	—	57,442	(1,966)	57,442	(1,966)
Non-agency	5	—	—	30,971	(792)	30,971	(792)
Corporate securities	3	2,406	(80)	2,489	(24)	4,895	(104)
Other securities	1	—	—	1,921	(73)	1,921	(73)
Total	101	$39,896	$(407)	$455,688	$(12,010)	$495,584	$(12,417)

		Less than 12 Months		12 Months or Longer		Total
2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	12	$7,409	$(38)	$1,548	$(44)	$8,957	$(82)
Residential mortgage-backed securities
Agency	13	24,344	(107)	7,935	(96)	32,279	(203)
Non-agency	3	10,458	(10)	4,382	(41)	14,840	(51)
Total	28	$42,211	$(155)	$13,865	$(181)	$56,076	$(336)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

		Less than 12 Months		12 Months or Longer		Total
2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	3	$9,918	$(79)	$—	$—	$9,918	$(79)
U.S. Government agencies	10	58,857	(1,323)	—	—	58,857	(1,323)
Obligations of states, municipalities and political subdivisions	14	7,799	(259)	115	(13)	7,914	(272)
Residential mortgage-backed securities
Agency	41	364,713	(8,483)	3,447	(157)	368,160	(8,640)
Non-agency	2	19,933	(174)	—	—	19,933	(174)
Commercial mortgage-backed securities
Agency	8	70,762	(1,488)	6,641	(63)	77,403	(1,551)
Non-agency	5	31,052	(1,009)	—	—	31,052	(1,009)
Corporate securities	4	5,097	(78)	2,522	(8)	7,619	(86)
Other securities	1	—	—	1,994	(56)	1,994	(56)
Total	88	$568,131	$(12,893)	$14,719	$(297)	$582,850	$(13,190)

		Less than 12 Months		12 Months or Longer		Total
2016	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	22	$16,235	$(229)	$—	$—	$16,235	$(229)
Residential mortgage-backed securities
Agency	15	52,156	(283)	—	—	52,156	(283)
Non-agency	5	29,245	(442)	—	—	29,245	(442)
Total	42	$97,636	$(954)	$—	$—	$97,636	$(954)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 101 securities available-for-sale with unrealized losses at December 31, 2017, compared to 88 at December 31, 2016. There were 28 securities held-to-maturity with unrealized losses at December 31, 2017, compared to 42 at December 31, 2016. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2017, 2016, and 2015 are listed below:

	2017	2016	2015
Proceeds	$8	$534,418	$511,028
Gross gains	8	3,358	3,124
Gross losses	—	131	60

The amount of net gains reclassified from accumulated other comprehensive income (loss) into earnings for the years ended December 31, 2017, 2016, and 2015 were $8,000, $3.2 million, and $3.1 million, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Securities pledged at December 31, 2017 and 2016 had carrying amounts of $262.5 million and $178.6 million, respectively. At December 31, 2017 and 2016, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $99.3 million and $93.2 million, respectively, and for customer repurchase agreements of $34.8 million and $19.9 million, respectively. At December 31, 2017 and 2016, securities pledged for advances from the Federal Home Loan Bank were $128.4 million and $58.7 million, respectively. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2017, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$8,285	$8,268
Due from one to five years	72,432	71,826
Due from five to ten years	40,439	39,812
Due after ten years	11,604	11,738
Mortgage-backed securities	457,315	446,985
Other securities with no defined maturity	3,092	4,607
Total	$593,167	$583,236
Held-to-maturity
Due from one to five years	$1,719	$1,732
Due from five to ten years	13,532	13,546
Due after ten years	8,779	8,867
Mortgage-backed securities	93,133	93,132
Total	$117,163	$117,277

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2017 and 2016 were categorized as follows:

	2017	2016
Commercial real estate	$891,971	$796,950
Residential real estate	577,123	610,699
Construction, land development, and other land	105,996	141,122
Commercial and industrial	522,254	439,476
Installment and other	4,182	2,917
Lease financing receivables	174,165	155,999
Total loans and leases	2,275,691	2,147,163
Net unamortized deferred fees and costs	(1,720)	(2,119)
Initial direct costs	3,521	2,967
Allowance for loan and lease losses	(16,706)	(10,923)
Net loans and leases	$2,260,786	$2,137,088

	2017	2016
Lease financing receivables
Net minimum lease payments	$188,986	$168,345
Unguaranteed residual values	1,644	1,787
Unearned income	(16,465)	(14,133)
Total lease financing receivables	174,165	155,999
Initial direct costs	3,521	2,967
Lease financial receivables before allowance for lease losses	$177,686	$158,966

At December 31, 2017 and 2016, total loans and leases included the guaranteed amount of U.S. Government guaranteed loans of $77.0 million and $34.8 million, respectively. At December 31, 2017 and 2016, installment and other loans included overdraft deposits of $617,000 and $1.0 million, respectively, which were reclassified as loans. At December 31, 2017 and 2016, loans and loans held for sale pledged as security for borrowings were $516.9 million and $507.2 million, respectively. Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases.

The minimum annual lease payments for lease financing receivables as of December 31, 2017 are summarized as follows:

Minimum Lease Payments
2018	$65,770
2019	53,702
2020	37,914
2021	21,743
2022	8,922
Thereafter	935
Total	$188,986

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

Originated loans and leases represent originations excluding loans acquired in a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2017 and 2016:

2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$513,622	$166,712	$211,359	$891,693
Residential real estate	400,571	144,562	32,085	577,218
Construction, land development, and other land	97,638	5,946	1,845	105,429
Commercial and industrial	416,499	10,008	94,731	521,238
Installment and other	3,724	462	42	4,228
Lease financing receivables	141,329	—	36,357	177,686
Total loans and leases	$1,573,383	$327,690	$376,419	$2,277,492

2016	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$338,752	$207,303	$250,289	$796,344
Residential real estate	394,168	175,717	40,853	610,738
Construction, land development, and other land	119,357	6,979	14,430	140,766
Commercial and industrial	309,097	13,464	115,677	438,238
Installment and other	2,021	574	364	2,959
Lease financing receivables	118,493	—	40,473	158,966
Total loans and leases	$1,281,888	$404,037	$462,086	$2,148,011

Acquired impaired loans—As part of the Ridgestone acquisition, the Bank acquired impaired loans that are accounted for under ASC 310‑30 in the amount of $39.7 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction. There were no other acquired impaired loans purchased during 2017 or 2016. The following table presents a reconciliation of the undiscounted contractual cash flows, non‑accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of October 14, 2016:

Undiscounted contractual cash flows	$66,488
Undiscounted cash flows not expected to be collected (non-accretable difference)	(19,918)
Undiscounted cash flows expected to be collected	46,570
Accretable yield at acquisition	(6,916)
Estimated fair value of impaired loans acquired at acquisition	$39,654

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.9 million and $1.6 million, respectively, at December 31, 2017 and 2016.

	2017		2016
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$235,898	$166,712	$278,893	$207,303
Residential real estate	207,660	144,562	236,384	175,717
Construction, land development, and other land	13,270	5,946	15,292	6,979
Commercial and industrial	18,333	10,008	23,164	13,464
Installment and other	1,819	462	1,976	574
Total acquired impaired loans	$476,980	$327,690	$555,709	$404,037

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Beginning balance	$36,868	$43,915	$68,238
Additions	—	6,916	—
Accretion to interest income	(24,597)	(26,208)	(35,547)
Reclassification from nonaccretable difference	24,175	12,245	11,224
Ending balance	$36,446	$36,868	$43,915

Acquired non‑impaired loans and leases—The Company acquired non‑impaired loans as part of the Ridgestone acquisition in the amount of $312.2 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction.

The unpaid principal balance and carrying value for acquired non‑impaired loans and leases at December 31, 2017 and 2016 were as follows:

	2017		2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$221,710	$211,359	$259,055	$250,289
Residential real estate	32,605	32,085	41,282	40,853
Construction, land development, and other land	1,926	1,845	14,619	14,430
Commercial and industrial	105,529	94,731	125,806	115,677
Installment and other	355	42	402	364
Lease financing receivables	37,476	36,357	40,205	40,473
Total acquired non-impaired loans and leases	$399,601	$376,419	$481,369	$462,086

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the years ended December 31, 2017, 2016 and 2015 are as follows:

2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions	4,343	(405)	(520)	6,058	34	3,143	12,653
Charge-offs	(1,494)	(440)	—	(2,836)	(327)	(3,099)	(8,196)
Recoveries	—	—	—	—	—	1,326	1,326
Ending balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Ending balance:
Individually evaluated for impairment	$1,101	$158	$—	$2,692	$14	$—	$3,965
Collectively evaluated for impairment	1,765	1,047	145	3,308	9	2,593	8,867
Loans acquired with deteriorated credit quality	1,928	433	77	1,418	18	—	3,874
Total allowance for loan and lease losses	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706

2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$13,884	$2,429	$—	$14,784	$14	$—	$31,111
Collectively evaluated for impairment	711,097	430,227	99,483	496,446	3,752	177,686	1,918,691
Loans acquired with deteriorated credit quality	166,712	144,562	5,946	10,008	462	—	327,690
Total loans and leases	$891,693	$577,218	$105,429	$521,238	$4,228	$177,686	$2,277,492

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Provisions	4,032	135	605	2,869	(11)	2,722	10,352
Charge-offs	(4,367)	(633)	(95)	(76)	(12)	(2,634)	(7,817)
Recoveries	—	—	—	—	—	756	756
Ending balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Ending balance:
Individually evaluated for impairment	$—	$293	$—	$396	$328	$—	$1,017
Collectively evaluated for impairment	1,456	1,743	742	3,126	5	1,223	8,295
Loans acquired with deteriorated credit quality	489	447	—	674	1	—	1,611
Total allowance for loan and lease losses	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923

2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$8,916	$1,300	$—	$1,382	$328	$—	$11,926
Collectively evaluated for impairment	580,125	433,721	133,787	423,392	2,057	158,966	1,732,048
Loans acquired with deteriorated credit quality	207,303	175,717	6,979	13,464	574	—	404,037
Total loans and leases	$796,344	$610,738	$140,766	$438,238	$2,959	$158,966	$2,148,011

2015	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$1,112	$1,936	$834	$648	$121	$143	$4,794
Provisions	2,464	1,873	(585)	782	237	2,195	6,966
Charge-offs	(1,296)	(828)	(17)	(30)	(1)	(2,187)	(4,359)
Recoveries	—	—	—	3	—	228	231
Ending balance	$2,280	$2,981	$232	$1,403	$357	$379	$7,632
Ending balance:
Individually evaluated for impairment	$1,076	$615	$137	$171	$327	$—	$2,326
Collectively evaluated for impairment	470	476	95	596	—	379	2,016
Loans acquired with deteriorated credit quality	734	1,890	—	636	30	—	3,290
Total allowance for loan and lease losses	$2,280	$2,981	$232	$1,403	$357	$379	$7,632

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2015	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$4,160	$4,042	$208	$171	$327	$—	$8,908
Collectively evaluated for impairment	285,571	256,555	31,390	155,955	594	119,553	849,618
Loans acquired with deteriorated credit quality	243,964	223,738	8,634	9,570	1,005	—	486,911
Total loans and leases	$533,695	$484,335	$40,232	$165,696	$1,926	$119,553	$1,345,437

The Company increased the allowance for loan and lease losses by $5.8 million and $3.3 million for the years ended December 31, 2017 and 2016, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $2.3 million for the year ended December 31, 2017. There was a net reversal of $1.7 million of the allowance for loan and lease losses during the year ended December 31, 2016.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2017, 2016, and 2015, which excludes acquired impaired loans:

2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$11,425	$12,936	$—	$10,482	$525
Residential real estate	2,075	2,046	—	1,781	72
Construction, land development and other land	—	—	—	295	2
Commercial and industrial	5,470	6,774	—	2,875	265
With an allowance recorded
Commercial real estate	2,459	2,634	1,101	1,988	187
Residential real estate	354	351	158	422	6
Construction, land development and other land	—	—	—	14	—
Commercial and industrial	9,314	9,724	2,692	3,460	486
Installment and other	14	14	14	162	12
Total impaired loans	$31,111	$34,479	$3,965	$21,479	$1,555

2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$8,916	$9,502	$—	$8,975	$305
Residential real estate	804	1,999	—	827	45
Commercial and Industrial	521	524	—	516	(2)
With an allowance recorded
Residential real estate	496	528	293	519	1
Commercial and industrial	861	869	396	914	—
Installment and other	328	361	328	328	16
Total impaired loans	$11,926	$13,783	$1,017	$12,079	$365

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$1,362	$1,922	$—	$1,394	$64
Residential real estate	2,821	4,222	—	2,865	63
With an allowance recorded
Commercial real estate	2,798	2,797	1,076	2,826	46
Residential real estate	1,221	1,216	615	1,250	15
Construction, land development and other land	208	1,201	137	208	—
Commercial and industrial	171	171	171	185	1
Installment and other	327	335	327	327	23
Total impaired loans	$8,908	$11,864	$2,326	$9,055	$212

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non‑accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The Bank’s credit risk rating methodology assigns risk ratings from 1 to 10, where a higher rating represents higher risk. The risk rating categories are described by the following groupings:

Pass—Ratings 1‑4 define the risk levels of borrowers and guarantors that offer a minimal to an acceptable level of risk.

Watch—A watch asset (rating of 5) has credit exposure that presents higher than average risk and warrants greater than routine attention by Bank personnel due to conditions affecting the borrower, the borrower’s industry or the economic environment.

Special Mention—A special mention asset (rating of 6) has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard Accrual—A substandard accrual asset (rating of 7) has well‑defined weakness or weaknesses in cash flow and collateral coverage resulting in a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. This classification may be used in limited cases, where despite credit severity, the borrower is current on payments and there is an agreed plan for credit remediation.

Substandard Non‑Accrual—A substandard asset (rating of 8) has well‑defined weakness or weaknesses in cash flow and collateral coverage resulting in the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful—A doubtful asset (rating of 9) has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss—A loss asset (rating of 10) is considered uncollectible and of such little value that its continuance as a realizable asset is not warranted.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of December 31, 2017 and 2016:

2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$638,066	$398,743	$73,935	$415,163	$3,732	$174,672	$1,704,311
Watch	58,217	29,165	22,380	67,024	20	190	176,996
Special Mention	14,645	2,251	3,168	13,535	—	1,293	34,892
Substandard	14,053	2,497	—	15,508	14	1,259	33,331
Doubtful	—	—	—	—	—	272	272
Loss	—	—	—	—	—	—	—
Total	$724,981	$432,656	$99,483	$511,230	$3,766	$177,686	$1,949,802

2016	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$536,499	$419,880	$129,732	$369,136	$2,052	$157,296	$1,614,595
Watch	38,707	10,885	2,897	52,872	4	324	105,689
Special Mention	5,377	3,116	1,158	1,258	1	512	11,422
Substandard	8,458	1,140	—	1,508	328	739	12,173
Doubtful	—	—	—	—	—	95	95
Loss	—	—	—	—	—	—	—
Total	$589,041	$435,021	$133,787	$424,774	$2,385	$158,966	$1,743,974

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category as of December 31, 2017 and 2016:

2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,783	$968	$—	$8,459	$14,210	$710,771	$724,981
Residential real estate	148	—	—	2,092	2,240	430,416	432,656
Construction, land development, and other land	—	—	—	-	-	99,483	99,483
Commercial and industrial	6,667	967	—	4,348	11,982	499,248	511,230
Installment and other	18	—	—	14	32	3,734	3,766
Lease financing receivables	997	638	—	851	2,486	175,200	177,686
Total	$12,613	$2,573	$—	$15,764	$30,950	$1,918,852	$1,949,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

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

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of December 31, 2017, 2016, and 2015. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

December 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Troubled Debt Restructurings:
Commercial real estate	5	$1,655	$1,655	$—	$111
Commercial and industrial	3	1,246	759	487	246
Residential real estate	2	216	216	—	—
Total	10	$3,117	$2,630	$487	$357

December 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Troubled Debt Restructurings:
Commercial real estate	2	$898	$898	$—	$—
Residential real estate	3	256	256	—	—
Total	5	$1,154	$1,154	$—	$—

December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Troubled Debt Restructurings:
Commercial real estate	2	$979	$979	$—	$—
Residential real estate	4	1,762	1,762	—	—
Total	6	$2,741	$2,741	$—	$—

At December 31, 2017 and 2016, there were no commitments outstanding on troubled debt restructurings. TDRs that subsequently defaulted within twelve months of the restructure date during the years ended December 31, 2017, 2016, and 2015 had a recorded investment of $144,000, $477,000, and $750,000, respectively. At December 31, 2017 and 2016, TDRs classified as non-accrual totaled $1.6 million and $552,000, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

At December 31, 2017 and 2016, the reserve for unfunded commitments was $923,000 and $760,000, respectively. During the years ended December 31, 2017 and 2016, the provisions for unfunded commitments were $162,000 and $493,000, respectively. There were no charge‑offs or recoveries related to the reserve for unfunded commitments during both periods.

Note 7—Servicing Assets

As part of the Ridgestone acquisition, the Company acquired loan servicing assets. The Company did not hold any servicing assets until the acquisition on October 14, 2016.

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2017 and 2016:

	2017	2016
Loan portfolios serviced for:
SBA	$1,021,143	$911,803
USDA	91,758	106,125
Total	$1,112,901	$1,017,928

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Beginning balance	$21,091	$—
Acquired servicing assets at fair value	—	$20,295
Additions, net	6,250	539
Changes in fair value	(5,941)	257
Ending balance	$21,400	$21,091

Loan servicing income totaled $3.7 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The Company had no servicing income for the year ended December 31, 2015.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the condition existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 18—Fair Value Measurement for further details.

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Beginning balance	$16,570	$26,715	$56,181
Acquisition of OREO through business combination	—	1,525	—
Net additions to OREO	6,266	6,672	13,793
Dispositions of OREO	(11,750)	(17,389)	(33,994)
Valuation adjustments	(460)	(953)	(9,265)
Ending balance	$10,626	$16,570	$26,715

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 8—Other Real Estate Owned (continued)

At December 31, 2017 and 2016, the balance of real estate owned included $3.6 million and $3.3 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2017 and 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $1.9 million and $2.7 million, respectively.

Note 9—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2017 and 2016 and were as follows:

	2017	2016
Premises	$51,743	$53,495
Furniture, fixtures and equipment	10,295	7,214
Leasehold improvements	1,538	1,093
Total cost	63,576	61,802
Less accumulated depreciation and amortization	(13,906)	(9,780)
Net book value of premises, furniture, fixtures, equipment, leasehold improvements	49,670	52,022
Construction in progress	899	3,869
Land	44,655	46,183
Premises and equipment, net	$95,224	$102,074

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2017, 2016, and 2015 was $5.2 million, $5.1 million and $5.8 million, respectively. Refer to Note 17—Commitments and Contingent Liabilities for additional discussion related to operating lease commitments.

During 2015, the Company approved the closure of sixteen retail branches based on a detailed assessment of the branch network and analysis of branch and market data. During 2016 and 2017, an additional twelve and two retail branches were also approved to be closed, respectively. Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on their carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. An assessment of the recoverability of other long‑lived assets associated with all branches is periodically performed, resulting in impairment losses which are reflected in non-interest expense. The following table presents the change in assets held for sale for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Beginning balance	$14,748	$2,259	$—
Transfers in	3,372	14,496	2,259
Proceeds from sales	(5,373)	(2,566)	—
Internally financed sales	(1,800)	—	—
Net gains (losses) on sales	(217)	967	—
Impairment loss	(951)	(408)	—
Ending balance	$9,779	$14,748	$2,259

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2017. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
Beginning balance	$51,975	$19,776	$25,688	$22,275	$25,613	$25,245
Additions	—	—	26,287	486	75	—
Amortization or accretion	—	(3,056)	—	(2,985)	—	(2,970)
Ending balance	$51,975	$16,720	$51,975	$19,776	$25,688	$22,275
Accumulated amortization or accretion	N/A	$13,466	N/A	$10,410	N/A	$7,425
Weighted average remaining amortization or accretion period	N/A	5.6 Years	N/A	6.6 Years	N/A	7.5 Years

The Company has other intangible assets of $36,000, $50,000 and $51,000 as of December 31, 2017, 2016 and 2015, respectively, related to trademark‑related transactions. The increases in goodwill and core deposit intangible for the year ended December 31, 2016 resulted from the Ridgestone acquisition. The increase in goodwill during the year ended December 31, 2015 resulted in a measurement period adjustment related to finalizing the fair values of certain assets acquired and certain liabilities assumed in a business combination that occurred during 2014.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2017:

Estimated Amortization
2018	$3,061
2019	3,050
2020	3,026
2021	3,017
2022	3,010
Thereafter	1,592
Total	$16,756

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Current tax expense:
Federal	$1,010	$—	$250
State and local	1,485	—	57
Total current tax expense	2,495	—	307
Deferred tax expense:
Federal	13,554	478	4,929
State and local	686	136	656
Remeasurement of net deferred tax assets	2,364	—	—
Total deferred tax expense before reversal of valuation allowance	16,604	614	5,585
Deferred tax valuation allowance	—	(61,859)	(5,585)
Provision (benefit) for income taxes	$19,099	$(61,245)	$307

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following is a reconciliation between the statutory U.S. federal income tax rate of 35% and the effective tax rate:

	2017	2016	2015
Calculated tax benefit at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
Reversal of valuation allowance, net of change in estimated Section 382 impact	—	(1,167.6)	73.4
State taxes, net of federal income tax	6.5	6.1	5.0
Tax exempt income	(0.7)	(5.3)	24.2
Non-deductible expenses	0.2	14.8	(137.6)
Remeasurement of net deferred tax assets	5.8	—	—
Total income tax expense (benefit)	46.8%	(1,117.0)%	—%

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC 740 requires us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal and state taxes. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At December 31, 2017, the Company’s accounting for the impact of the Tax Act on its net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and the Company recorded net income tax expense of $7.2 million during the fourth quarter as a result of this change.

Included in the provisional tax expense recorded for the re-measurement of the Company’s net deferred tax assets were deferred items for which the tax effects were originally established through OCI. This results in a disproportionate tax effect for those items still recorded in AOCI. Under GAAP as of December 31, 2017, those items would continue to be reported in AOCI until such time as the underlying transactions were settled and would then be reclassified as a component of the provision for income taxes. However, in February 2018, the FASB issued an ASU that permits entities to reclassify the tax effects stranded in AOCI as a result of the Tax Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption in any period permitted. The Company did not early adopt this guidance in 2017.

The income tax benefit for the year ended December 31, 2016 was primarily attributable to the reversal of the Company’s previously established valuation allowance of $61.4 million. Management concluded that no valuation allowance was necessary on the Company’s net deferred tax assets as a result of the Ridgestone acquisition. This determination was based on Ridgestone’s actual pre‑tax income over the prior three years, and pro‑forma combined earnings for the Company and Ridgestone over the prior three years, as well as management’s expectations for sustainable profitability in the future. Management monitors deferred tax assets on a quarterly basis for changes affecting realizability. The valuation allowance could be subject to change in future periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating losses and tax credits	$42,062	$61,906
Interest on non-accrual loans	2,755	2,882
Allowance for loan losses and loan basis	13,839	22,017
Deposits	5	316
Alternative minimum tax ("AMT") credit carryforward	2,140	1,073
Other real estate owned	—	214
Net unrealized holding losses on securities available-for-sale	2,766	4,818
Other	2,413	3,241
Total deferred tax assets	65,980	96,467
Deferred tax liabilities:
Other real estate owned	(24)	—
Premises and equipment	(3,385)	(6,907)
Core deposit intangibles	(4,656)	(7,858)
Servicing assets	(3,505)	(7,899)
Trust preferred securities	(2,465)	(3,809)
Unrealized holding gain on cash flow hedges	(1,390)	(1,491)
Other	(592)	(743)
Total deferred tax liabilities	(16,017)	(28,707)
Less valuation allowance on net deferred tax asset	—	—
Net deferred tax assets after valuation allowance	$49,963	$67,760

	2017	2016
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards - begin to expire in 2027	$63,964	$116,315
Illinois gross NLD carryforwards - begin to expire in 2021	381,471	420,764
AMT credit carryforward - no expiration date	2,140	1,073

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of the recapitalization. This ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. Pursuant to Sections 382 and 383, a portion of the limited net operating loss carryforwards and credits become available to use each year. The Company estimates that approximately $756,000 of the restricted Federal and Illinois net operating losses will become available each year.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2014 and state income tax examinations for years before 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of December 31, 2017 and 2016, which include acquisition accounting adjustments of $19,000 and $228,000, respectively, along with weighted average costs and scheduled maturities:

	2017	2016
Federal Home Loan Bank advances	$361,506	$313,715
Weighted average cost	1.49%	0.73%

Scheduled Maturities
2018	$361,506
Total	$361,506

At December 31, 2017, all advances were at a fixed‑rate with interest rates ranging from 1.32% to 3.22% and maturities ranging from January 2018 to March 2018. The Company’s advances from the FHLB are collateralized by residential real estate loans and securities. The Company’s required investment in FHLB stock is $1 for every $20 in advances. Refer to Note 4—Securities for additional discussion. At December 31, 2017 and 2016, the Bank has additional borrowing capacity from the FHLB of $795.0 million and $647.9 million, respectively, subject to the availability of qualifying collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

FHLB advances assumed from the Ridgestone acquisition of $1.5 million are putable quarterly and are required to be repaid upon the request of the FHLB.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 22—Derivative Instruments and Hedging Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2017 and 2016:

	2017	2016
Securities sold under agreements to repurchase	$31,187	$17,249
Line of credit	—	20,650
Total	$31,187	$37,899

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, in connection with the Ridgestone acquisition, the Company entered into a $30.0 million credit agreement with The PrivateBank and Trust and Company, now known as CIBC Bank USA (“CIBC”), with a $300,000 commitment fee payable at such time. At December 31, 2016, the interest rate was 3.75%. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance reaches $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 12, 2017 and carried an interest rate equal to the Prime Rate. On October 12, 2017, the Company amended the credit agreement, which extended the maturity date to October 11, 2018. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election, which is required to be communicated to CIBC at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 25 basis points. As of December 31, 2017, the line of credit has not been drawn upon, so an interest rate option has not been selected.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings (continued)

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2017 and 2016:

	2017	2016
Federal Reserve Bank of Chicago discount window line	$144,248	$110,600
Available federal funds lines	55,000	20,000

Note 14—Deposits

The following is a summary of the Company’s deposits as of December 31, 2017 and 2016:

	2017	2016
Non-interest bearing demand deposits	$760,887	$724,457
Interest bearing checking accounts	186,611	173,929
Money market demand accounts	349,862	369,074
Other savings	437,212	446,418
Time deposits (below $250,000)	627,255	659,129
Time deposits ($250,000 and above)	81,502	117,387
Total deposits	$2,443,329	$2,490,394

Time deposits of $250,000 or more included $30.8 million of brokered deposits at December 31, 2016 and none at December 31, 2017.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2018	$548,208
2019	139,748
2020	9,552
2021	6,703
2022	4,546
Total	$708,757

Note 15— Junior Subordinated Debentures

At December 31, 2017 and 2016, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2017	Aggregate Principal Amount 2016	Stated Maturity	Contractual Rate at December 31, 2017	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.39%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	5.09%	Five-year LIBOR + 3.50%
Total liability, at par	36,500	36,500
Discount	(8,853)	(9,574)
Total liability, at carrying value	$27,647	$26,926

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15— Junior Subordinated Debentures (continued)

interest at three-month LIBOR plus 2.79% (4.39% and 3.78% at December 31, 2017 and 2016, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $62,000 and $50,000 as of December 31, 2017 and 2016, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (5.09% at December 31, 2017 and 2016), which is in effect until September 30, 2018 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of December 31, 2017 or 2016.

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

Note 16— Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2017 and 2016. The net assets of the plan are not included in the Consolidated Statements of Financial Condition.

As of February 1, 2016, a 401(k) employer match contribution was adopted by the Company, pursuant to which the Company will make a contribution equal to 50% of the first 4% contributed by employees. Total expense for the employer contributions made to the Plan was $655,000 during the year ended December 31, 2016. Effective January 1, 2017, the employer match was increased to equal 100% of the first 3% and 50% for the next 2% contributed by employees. Total expense for the employer contributions made to the Plan was $1.5 million during the year ended December 31, 2017.

The Company’s board of directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) in connection with the IPO. The ESPP will allow employees to purchase shares of common stock at a discount from the market price through automatic payroll deductions. A total of 200,000 shares of common stock are reserved and available for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company intends for the ESPP to be qualified under Section 423 of the Code. The plan offering was in the first quarter of 2018, and there was no compensation expense for the years ended December 31, 2017, 2016, or 2015.

Note 17— Commitments and Contingent Liabilities

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Commitments and Contingent Liabilities (continued)

The minimum annual rental commitments for operating leases subsequent to December 31, 2017, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2018	$3,000
2019	2,522
2020	2,023
2021	1,776
2022	972
Thereafter	2,073
Total	$12,366

The Company’s rental expenses for the years ended December 31, 2017, 2016, and 2015 were $4.6 million, $3.8 million, and $3.6 million, respectively. During the years ended December 31, 2017, 2016, and 2015 the Company received $702,000, $737,000, and $744,000, respectively, in sublease income which is included in the consolidated statements of operations as a reduction of occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.8 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. The amounts are not material.

Commitments to extend credit—The Company is party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non‑performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Company does not anticipate any material losses as a result of the commitments and standby letters of credit.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2017 and 2016:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$55,924	$467,429	$37,731	$332,928
Standby letters of credit	1,226	3,337	1,060	4,135
Total	$57,150	$470,766	$38,791	$337,063

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties).

Standby letters of credit are conditional commitments issued by the Company to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Commitments and Contingent Liabilities (continued)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.05% to 19.50% and maturities up to 2020. Variable rate loan commitments have interest rates ranging from 2.45% to 9.25% and maturities up to 2040.

Note 18— Fair Value Measurement

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated; a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2017 and 2016, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2017 and 2016:

		Fair Value Measurements Using
2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,863	$14,863	$—	$—
U.S. Government agencies	52,958	—	52,958	—
Obligations of states, municipalities, and political subdivisions	33,170	—	32,795	375
Mortgage-backed securities; residential
Agency	307,457	—	307,457	—
Non-Agency	39,514	—	39,514	—
Mortgage-backed securities; commercial
Agency	69,043	—	69,043	—
Non-Agency	30,971	—	30,971	—
Corporate securities	29,976	—	29,976	—
Other securities	5,284	1,921	2,686	677
Servicing assets	21,400	—	—	21,400
Derivative assets	5,981	—	5,981	—
Financial liabilities
Derivative liabilities	994	—	994	—

		Fair Value Measurements Using
2016	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,920	$14,920	$—	$—
U.S. Government agencies	58,857	—	58,857	—
Obligations of states, municipalities, and political subdivisions	16,059	—	15,509	550
Mortgage-backed securities; residential
Agency	368,160	—	368,160	—
Non-Agency	19,933	—	19,933	—
Mortgage-backed securities; commercial
Agency	77,403	—	77,403	—
Non-Agency	31,052	—	31,052	—
Corporate securities	17,329	—	17,329	—
Other securities	4,847	1,938	2,379	530
Servicing assets	21,091	—	—	21,091
Derivative assets	4,317	—	4,317	—
Financial liabilities
Derivative liabilities	559	—	559	—

During 2016, the Company acquired the servicing assets and single‑issuer trust preferred securities included in other securities categorized as Level 3 of the fair value hierarchy through a business combination.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

In addition, during 2016, the Company purchased privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for one municipal government entity located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Twelve Months Ended
	December 31,
	2017	2016	2017	2016
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,080	$—	$21,091	$—
Acquired at fair value	—	548	—	20,295
Additions, net	—	550	6,250	539
Maturities	(175)	—	—	—
Amortization	5	—	—	—
Change in unrealized loss	142	(18)	—	—
Change in fair value	—	—	(5,941)	257
Balance, end of period	$1,052	$1,080	$21,400	$21,091

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2017:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.2%—2.4%	2.3%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	7.5%—9.9%	8.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	1.6%—9.9%	8.6%	Decrease
		Discount rate	9.9%—18.4%	13.8%	Decrease
		Expected weighted average loan life	0.2—8.2 years	5.8 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Loans held for sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value based on contract price. Loans transferred to loans held for sale are carried at the lower of cost or fair value, less estimated costs to sell.

Impaired loans (excluding acquired impaired loans)—Impaired loans, other than those existing on the date of a business acquisition, are primarily carried at the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent. Valuations of impaired loans that are collateral dependent are generally supported by third party appraisals in accordance with the Bank’s credit policy. Other valuation methods include analysis of discounted cash flows, which measures the present value of expected future cash flows discounted at the loan’s effective interest rate.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

Assets held for sale—Assets held for sale consist of former branch locations, vacant land, and property previously purchased for expansion. Assets are considered held for sale when management has approved selling the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based on the lower of carrying value or its fair value, less estimated costs to sell.

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of December 31, 2017 and 2016:

		Fair Value Measurements Using
2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$12,783	$—	$—	$12,783
Residential real estate	2,271	—	—	2,271
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,092	—	—	12,092
Installment and other	—	—	—	—
Assets held for sale	9,779	—	—	9,779
Other real estate owned	10,626	—	—	10,626

		Fair Value Measurements Using
2016	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$8,916	$—	$—	$8,916
Residential real estate	1,007	—	—	1,007
Construction, land development, and other land	—	—	—	—
Commercial and industrial	986	—	—	986
Installment and other	—	—	—	—
Assets held for sale	14,748	—	—	14,748
Other real estate owned	16,570	—	—	16,570

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the Company’s assets and liabilities classified as Level 3 and measured at fair value on a non-recurring basis as of December 31, 2017 and 2016:

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

Note 18— Fair Value Measurement (continued)

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

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

	Fair Value	2017		2016
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$19,404	$19,404	$17,735	$17,735
Interest bearing deposits with other banks	2	38,945	38,945	28,798	28,798
Securities held-to-maturity	2	117,163	117,277	138,846	138,082
Other restricted stock	2	16,343	16,343	14,993	14,993
Loans held for sale	3	5,212	5,851	23,976	26,487
Loans and lease receivables, net	3	2,260,786	2,240,235	2,137,088	2,068,157
Accrued interest receivable	3	7,670	7,670	6,866	6,866
Financial liabilities
Non-interest bearing deposits	2	760,887	760,887	724,457	724,457
Interest bearing deposits	2	1,682,442	1,678,535	1,765,937	1,764,078
Accrued interest payable	2	1,306	1,306	2,427	2,427
Line of credit	2	—	—	20,650	20,650
Federal Home Loan Bank advances	2	361,506	361,500	313,715	313,646
Securities sold under repurchase agreement	2	31,187	31,187	17,249	17,249
Junior subordinated debentures	3	27,647	33,907	26,926	26,943

Note 19— Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved and are available for issuance under the Omnibus Plan.

On July 6, 2017, in conjunction with the completion of the IPO, the Company granted 58,900 restricted shares of the Company’s common stock to certain key employees, pursuant to the Omnibus Plan. The restricted shares will cliff vest on the third anniversary of the grant date, subject to continued employment.  Subsequent to the grant date, 400 restricted shares were forfeited. A total of 11,898 restricted shares were also granted during the year ended December 31, 2017 in connection with the recruitment of employees. These restricted shares vest over a four year period.  As of December 31, 2017, there were 1,479,602 shares available for future grants under the Omnibus Plan.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table discloses the changes in restricted shares for the year ended December 31, 2017:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	—	$—
Granted	70,798	20.31
Vested	—	—
Forfeited	(400)	20.18
Ending balance outstanding at December 31, 2017	70,398	$20.31

No restricted shares vested during the year ended December 31, 2017.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. No restricted shares were outstanding in 2016.

The following table summarizes restricted stock compensation expense for the year ended December 31, 2017:

Year Ended December 31
2017
Total share-based compensation - restricted stock	$203
Income tax benefit	83
Unrecognized compensation expense	1,227
Weighted-average amortization period remaining	2.8 years

The fair value of the unvested restricted stock awards at December 31, 2017 was $1.6 million.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2016 through the termination date (June 30, 2017). At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this Plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,783,020 shares remain outstanding under the BYB Plan.

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

Note 19— Share-Based Compensation (continued)

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options. The fair values of options under the BYB Plan were determined using the following assumptions as of the grant dates:

	Time Options Grants
	2016	2015
Risk-free interest rate	1.34% - 1.40%	1.68% - 1.85%
Expected term (years)	5.2 - 5.6	5.7 - 6.3
Expected stock price volatility	20.39%	16.18% - 16.55%
Expected dividend yield	0.00%	0.00%
Weighted average grant date fair value	$3.55	$2.25

	Performance Options Grants
	2016	2015
Risk-free interest rate	Implied forward rates	Implied forward rates
Expected term (years)	Variable	Variable
Expected stock price volatility	20.34% - 20.39%	16.18% - 16.55%
Expected dividend yield	0.00%	0.00%
Weighted average grant date fair value	$3.75	$1.65

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2017:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance	1,798,220	$11.95	$15,788	8.6
Granted	—
Expired	—
Exercised	—
Forfeited	(15,200)	16.25
Ending balance outstanding at December 31, 2017	1,783,020	$11.91	$19,718	7.6
Exercisable at December 31, 2017	1,304,257	$11.51	$14,953	7.5

There were no stock options exercised during the year ended December 31, 2017.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Total share-based compensation - stock options	$1,294	$899
Income tax benefit	521	360
Unrecognized compensation expense	729	1,752
Weighted-average amortization period remaining	1.2 years	1.8 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20— Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates would be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and would not involve more than normal risk of collectability. As of December 31, 2017 and 2016, there were no loans made to the related parties described above.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2017 and 2016.

Other—As of December 31, 2017, there were no receivables outstanding from related parties. At December 31, 2016, a short‑term receivable of $100,000 was outstanding from a related party for a subscription for the Series B preferred stock subscription and was repaid in January 2017. Refer to Note 25—Stockholders’ Equity for additional information regarding the transaction.

Note 21—Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by their respective banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital (“CET1”), Tier 1 capital and total capital to risk‑weighted assets and of Tier 1 capital to average consolidated assets, as defined in the regulations.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and well capitalized with respect to the Bank. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$410,831	15.98%	$205,661	8.00%	N/A	N/A
Bank	367,972	14.28%	206,083	8.00%	257,604	10.00%
Tier 1 capital to risk weighted assets:
Company	$392,520	15.27%	$154,246	6.00%	N/A	N/A
Bank	349,662	13.57%	154,562	6.00%	206,083	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$353,995	13.77%	$115,684	4.50%	N/A	N/A
Bank	349,662	13.57%	115,922	4.50%	167,442	6.50%
Tier 1 capital to average assets:		.
Company	$392,520	12.25%	$128,178	4.00%	N/A	N/A
Bank	349,662	10.89%	128,409	4.00%	160,511	5.00%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Regulatory Capital Requirements (continued)

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$316,314	13.28%	$190,257	8.00%	N/A	N/A
Bank	325,465	13.61%	191,267	8.00%	239,084	10.00%
Tier 1 capital to risk weighted assets:
Company	$304,324	12.78%	$142,895	6.00%	N/A	N/A
Bank	313,474	13.11%	143,450	6.00%	191,267	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$266,760	11.20%	$107,171	4.50%	N/A	N/A
Bank	313,474	13.11%	107,588	4.50%	155,404	6.50%
Tier 1 capital to average assets:
Company	$304,324	10.07%	$120,850	4.00%	N/A	N/A
Bank	313,474	10.35%	121,169	4.00%	151,461	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2017 the capital conservation buffer requirement was 1.25%. The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of December 31, 2017.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay the line of credit interest; the trust preferred securities interest and preferred dividends. There were no cash dividends received by the Company from Byline Bank for the year ended December 31, 2016.

Note 22—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2017 and 2016:

	2017			2016
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$5,030	$38	$100,000	$3,719	$—
Derivatives not designated as hedging instruments
Other interest rate swaps	94,726	951	956	51,213	598	559
Total derivatives	$344,726	$5,981	$994	$151,213	$4,317	$559

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million and $100.0 million as of December 31, 2017, and 2016, respectively. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings when the hedged FHLB advances affect earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the years ended December 31, 2017 and 2016.

The following table reflects the cash flow hedges as of December 31, 2017:

Notional amounts	$250,000
Derivative assets fair value	5,030
Derivative liabilities fair value	38
Weighted average pay rates	1.67%
Weighted average receive rates	1.63%
Weighted average maturity	4.2 years

Interest expense recorded on these swap transactions totaled $579,000 and $40,000 during the years ended December 31, 2017 and 2016, respectively, and is reported as a component of interest expense on FHLB advances. At December 31, 2017, the Company estimates $512,000 of the unrealized gain to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the year ended December 31, 2017:

	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$688	$(579)	$—

Other interest rate swaps—The total combined notional amount was $94.7 million with maturities ranging from January 2020 to November 2027. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2017 and 2016, transaction fees related to these derivative instruments were $393,000 and $679,000, respectively. There was no transaction fees related to these derivative instruments for the year ended December 31, 2015.

The following table reflects other interest rate swaps as of December 31, 2017:

Notional amounts	$94,726
Derivative assets fair value	951
Derivative liabilities fair value	956
Weighted average pay rates	4.38%
Weighted average receive rates	3.73%
Weighted average maturity	6.3 years

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The credit valuation adjustment  (“CVA”) is a fair value adjustment to the derivative to account for this risk. During the years ended December 31, 2017 and 2016, the CVA resulted in a decrease to non-interest income of $44,000 and increase $39,000, respectively. There was no derivative activity for the year ended December 31, 2015.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2017:

	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$5,981	$994
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$5,981	$994
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(232)	(232)
Collateral posted	(5,371)	(745)
Net credit exposure	$378	$17

Note 23—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2017	2016
ASSETS
Cash	39,626	9,965
Investment in banking subsidiary	445,786	419,801
Other assets	1,236	2,755
Total assets	$486,648	$432,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	—	20,650
Junior subordinated debentures issued to capital trusts, net	27,647	26,926
Accrued expenses and other liabilities	423	2,287
Stockholders' equity	458,578	382,658
Total liabilities and stockholders' equity	$486,648	$432,521

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2017	2016	2015
INCOME
Dividends from subsidiary	$2,800	$-	$-
Other noninterest income	9	57	-
Total Income	2,809	57	—
EXPENSES
Interest expense	2,782	2,460	2,295
Other noninterest expense	1,804	381	312
Total Expenses	4,586	2,841	2,607
Loss before provision for income taxes and equity in undistributed income (loss) of subsidiary	(1,777)	(2,784)	(2,607)
Provision (benefit) for income taxes	(1,166)	204	8
Loss before equity in undistributed income (loss) of subsidiary	(611)	(2,988)	(2,615)
Equity in undistributed income (loss) of subsidiary	22,306	69,717	(12,359)
Net income (loss)	$21,695	$66,729	$(14,974)

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,695	$66,729	$(14,974)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed income (loss) of subsidiary	(22,306)	(69,717)	12,359
Stock-based compensation expense	1,497	899	1,045
Exercise of share-based awards	—	40	—
Accretion of junior subordinated debentures discount	721	876	944
Changes in other assets and other liabilities	(2,893)	16	(5,546)
Net cash used in operating activities	(1,286)	(1,157)	(6,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and advances from subsidiary	—	(32,019)	—
Net cash paid in acquisition of business	—	(36,586)	—
Net cash used in investing activities	—	(68,605)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	30,000	—
Repayments of revolving line of credit	(20,650)	(9,350)	—
Dividends paid on preferred stock	(11,277)	—	—
Cash paid in lieu of fractional shares	(2)	—	—
Proceeds from issuance of common stock, net	76,829	49,592	—
Proceeds from issuance of preferred stock	1,050	9,388
Repurchase of preferred stock	(15,003)	—	—
Net cash provided by financing activities	30,947	79,630	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	29,661	9,868	(6,172)
CASH AND CASH EQUIVALENTS, beginning of period	9,965	97	6,269
CASH AND CASH EQUIVALENTS, end of period	$39,626	$9,965	$97

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,783,023 shares of common stock were outstanding as of December 31, 2017 and 2016. There were 70,798 restricted stock awards outstanding at December 31, 2017. There were no restricted stock awards outstanding at December 31, 2016 and 2015.

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$21,695	$66,729	$(14,974)
Less: Dividends on preferred shares	11,277	—	—
Net income (loss) available to common stockholders	$10,418	$66,729	$(14,974)
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	26,963,517	20,141,630	17,332,775
Incremental shares	583,797	289,153	—
Weighted-average common stock outstanding (dilutive)	27,547,314	20,430,783	17,332,775
Basic earnings per common share	$0.39	$3.31	$(0.86)
Diluted earnings per common share	$0.38	$3.27	$(0.86)

Note 25—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2017 and 2016 is as follows:

	2017	2016
Series A non-cumulative perpetual preferred stock
Par value	$—	$0.01
Shares authorized	—	15,003
Shares issued	—	15,003
Shares outstanding	—	15,003
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	9,388
Subscription receivable	—	1,050
Shares outstanding	10,438	9,388
Common stock, voting
Par value	$0.01	$—
Shares authorized	150,000,000	150,000,000
Shares issued	29,317,298	24,616,706
Shares outstanding	29,317,298	24,616,706

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

On January 30, 2017, the Company issued an additional 1,050 shares of Series B preferred stock, which is reflected as a subscription receivable as of December 31, 2016. For the year ended December 31, 2017, the Company declared and paid dividends on the Series B preferred stock of $776,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 25—Stockholders’ Equity (continued)

On May 31, 2017, the Company filed a registration statement on Form S-1with the SEC in connection with its initial public offering (the "Registration Statement”), which was subsequently amended on June 19, 2017. The Registration Statement was declared effective by the SEC on June 29, 2017. In connection with the IPO, the Company issued 4,630,194 shares of common stock, par value $0.01 per share, which included 855,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The securities were sold at a price to the public of $19.00 per share and began trading on the New York Stock Exchange on June 30, 2017.  On July 6, 2017, the closing date of the IPO, the Company received net proceeds of $82.7 million.

On June 14, 2017, the Company’s stockholders approved the reincorporation of the Company to a Delaware corporation. Under the terms of the merger agreement, the Company reincorporated from Illinois to Delaware by merging with and into Byline Bancorp, Inc. Delaware (“Byline Delaware”), with Byline Delaware surviving (such transaction, the “Merger”).  Each share of Byline Illinois common stock issued and outstanding immediately prior to the effective time of the Merger, was converted automatically into the right to receive one fifth (0.20) of a share of common stock of Byline Delaware.  There were no fractional shares issued in connection with the Merger.   The reincorporation and share conversion are retrospectively reflected in the consolidated financial statements.

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

Note 26—Selected Quarterly Financial Data (unaudited)

	For the year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and Dividend Income	$32,488	$33,315	$35,044	$35,956
Interest Expense	2,950	3,504	3,632	3,805
Net interest income	29,538	29,811	31,412	32,151
Provision for loan and lease losses	1,891	3,515	3,900	3,347
Net interest income after provision for loan and lease losses	27,647	26,296	27,512	28,804
Non-interest income	12,308	13,193	11,918	12,639
Non-interest expense	28,851	29,249	31,065	30,358
Income before provision for income taxes	11,104	10,240	8,365	11,085
Provision (benefit) for income taxes	4,544	4,094	(1,390)	11,851
Net income (loss)	6,560	6,146	9,755	(766)
Dividends on preferred shares	189	10,697	195	196
Income (loss) available (attributable) to common stockholders	$6,371	$(4,551)	$9,560	$(962)
Basic earnings (loss) per common share	$0.26	$(0.18)	$0.33	$(0.03)
Diluted earnings (loss) per common share	$0.25	$(0.18)	$0.32	$(0.03)

During the second quarter of 2017, in connection with the Company’s initial public offering, proceeds were used to repurchase Series A Preferred Stock, which included $10.5 million of dividends in arrears. During the third quarter of 2017, the Legislature of the state of Illinois passed an increase in the corporate tax rate from 5.25% to 7.00%. As a result of the increase, the Company recorded a benefit of $4.6 million resulting from an increase in the value of deferred tax assets related to Illinois net loss deductions.

The Company recorded a net loss of $766,000, or $0.03 per common share, for the fourth quarter of 2017. The Company’s net interest income before provision for loan losses was $32.2 million. In December 2017, the “Tax Cuts and Jobs Act” reduced the federal corporate tax rate to 21% effective January 1, 2018.  As a result of the decrease, the Company’s fourth quarter 2017 operating results included incremental tax expense of $7.2 million from enactment of Tax Cuts and Jobs Act of 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited) (continued)

	For the year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and Dividend Income	$22,877	$22,055	$22,657	$30,776
Interest Expense	1,757	1,674	1,792	2,524
Net interest income	21,120	20,381	20,865	28,252
Provision for loan and lease losses	2,513	1,152	1,683	5,004
Net interest income after provision for loan and lease losses	18,607	19,229	19,182	23,248
Non-interest income	4,288	6,198	4,776	10,642
Non-interest expense	24,487	22,817	22,384	30,998
Income before provision for income taxes	(1,592)	2,610	1,574	2,892
Provision (benefit) for income taxes	(240)	9	9	(61,023)
Net income (loss)	(1,352)	2,601	1,565	63,915
Dividends on preferred shares	-	-	-	-
Income (loss) available (attributable) to common stockholders	$(1,352)	$2,601	$1,565	$63,915
Basic earnings (loss) per common share	$(0.08)	$0.13	$0.08	$2.66
Diluted earnings (loss) per common share	$(0.08)	$0.13	$0.08	$2.62

The Company recorded net income of $63.9 million, or $2.66 per common share, for the fourth quarter of 2016. The Company’s net interest income before provision for loan losses was $28.3 million. On October 14, 2016, the Company acquired the assets and assumed the liabilities of Ridgestone. Revenues and expenses of the acquired company since the acquisition were included in the Company’s fourth quarter 2016 operating results.

The increase in the fourth quarter provision was primarily the result of increases in loan growth and adjustments to certain qualitative factors impacting the Company’s historical loss rate. The increase in non-interest income was the result of gains on sale of government guaranteed loans and servicing income after the Ridgestone acquisition.

The Company’s fourth quarter 2016 operating results included income tax benefit of $61.0 million primarily due to the reversal of the $61.9 million valuation allowance established against the net deferred tax assets. The determination was made based on the business forecasts indicating sustainable profitability to support recoverability of the tax assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of internal control over financial reporting.  This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an audit opinion of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning our directors’ and executive officers’ compliance with the reporting requirements of Section 16(a) of the Exchange Act required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Code of Business Conduct and Ethics. Our board of directors has adopted a code of business conduct and ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. The Code of Ethics is available upon written request to Corporate Secretary, Byline Bancorp, Inc., 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601 and on our website at www.bylinebancorp.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

Shareholder Nominating Procedures:  The information concerning procedures as to how shareholders can nominate directors for election at a shareholder meeting can be found in the Company’s Registration Statement on Form S-4, as amended (File No.333-222935) filed on February 8, 2018.  There have been no changes to these procedures.

Audit Committee: Information regarding our Audit Committee and Audit Committee Financial Expert will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning our executive compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our executive officers in the event of a change in control of the Company will be included in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning our compensation committee interlocks required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning the Report of the Compensation Committee required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2017, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Registrant to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	70,398	N/A	1,479,602
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	1,783,020	$11.91	—
Total	1,853,418		1,479,602

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related transactions, our policy regarding the review and approval of related party transactions and our directors’ independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)Financial Statements
See Index to Consolidated Financial Statements on page 68
(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(3)	Exhibits
See (b) below
(b)	Exhibits
The exhibits are filed as part of this report and exhibits incorporated by reference to other documents are as follows:

EXHIBIT
Number	Description

2.1

Agreement and Plan of Merger, dated as of November 27, 2017, by and among Byline Bancorp, Inc., First Evanston Bancorp, Inc. and Wildcat Acquisition Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on November 30, 2017 and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.3

Certificate of Designations of Noncumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.4

Form of Repurchase Agreement for Noncumulative Perpetual Preferred Stock, Series A (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on July 17, 2017 and incorporated herein by reference)

3.5

Certificate of Designations of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Revolving Credit Agreement, dated as of October 13, 2016, by and between Byline Bancorp, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

10.2

Waiver Letter, dated June 7, 2017, by and between Byline Bancorp, Inc. and  CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

10.3	Second Amendment to Revolving Credit Agreement, dated October 12, 2017, by and between Byline Bancorp, Inc. and CIBC Bank USA

10.4

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.5

Employment Agreement with Timothy C. Hadro (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.6

Employment Agreement with Bruce W. Lammers (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19,2017 and incorporated herein by reference)†

10.7

Employment Agreement with Donald J. Meyer (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.8

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.9

Byline Bancorp Equity Incentive Plan Stock Option Agreement  (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.10

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.11

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.12

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

21.1	Subsidiaries of Byline Bancorp, Inc.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial information from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

_______________________

†	Indicates a management contract or compensatory plan.
(a)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLINE BANCORP, INC.

Date: March 29, 2018	By:	/s/ Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roberto R. Herencia and Alberto J. Paracchini, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alberto J. Paracchini	Director, President and Chief Executive Officer (principal executive officer)	March 29, 2018
Alberto J. Paracchini

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2018
Lindsay Corby

/s/ Roberto R. Herencia	Director (Chairman)	March 29, 2018
Roberto R. Herencia

/s/ L. Gene Beube	Director	March 29, 2018
L. Gene Beube

/s/ Phillip R. Cabrera	Director	March 29, 2018
Phillip R. Cabrera

/s/ Antonio del Valle Perochena	Director	March 29, 2018
Antonio del Valle Perochena

/s/ Jaime Ruiz Sacristán	Director	March 29, 2018
Jaime Ruiz Sacristán

/s/ Steven M. Rull	Director	March 29, 2018
Steven M. Rull