Form 10-K/A
period 2017-12-31
BYLINE BANCORP, INC.
filed 2018-04-30
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s common stock outstanding as of April 30, 2018 was 29,452,991.

Explanatory Note

On March 30, 2018, Byline Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) with the Securities and Exchange Commission (the “SEC”).

This Amendment No. 1on Form 10-K/A (“Amendment No. 1”) to the 2017 Form 10-K is being filed for the purpose of including the information required by Part III of Form 10-K due to the fact that the Company’s definitive proxy statement for its 2018 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2017 fiscal year, as permitted by General Instruction G(3) to Form 10-K.

This Amendment No. 1 amends and restates in their entirety the following items in the 2017 Form 10-K:

•	Item 10.Directors, Executive Officers and Corporate Governance;
•	Item 11.Executive Compensation;
•	Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
•	Item 13.Certain Relationships and Related Transactions, and Director Independence; and
•	Item 14.Principal Accounting Fees and Services.

Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act, and Part IV, Item 15(a)(3) of the 2017 Form 10-K is hereby amended and restated in its entirety accordingly.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted .

Except as set forth in this Amendment No. 1, no other items in the 2017 Form 10-K are hereby amended.  The Company has not updated or supplemented any other items in the 2017 Form 10-K, including (without limitation the Company’s consolidated financial statements included therein (the “2017 Financial Statements”), to reflect any events occurring after March 30, 2018 or to modify or update information or disclosures in the 2017 Form 10-K or the 2017 Financial Statements affected by other subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s 2017 Form 10-K and its subsequent filings made with the SEC.

As used in this Amendment No. 1, unless he context suggests otherwise, the words “the Company”, “we”, “our”, and “us”, refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the Company’s directors and executive officers:

Name	Age	Position
Executive Officers:
Alberto J. Paracchini	47	President, Chief Executive Officer and Director
Lindsay Corby	40	Executive Vice President and Chief Financial Officer
Timothy C. Hadro	67	Executive Vice President and Chief Credit Officer
Rick Schobert	65	Chief Risk Officer
Bruce Lammers	62	President of Small Business Capital
Donald J. Meyer	67	Executive Vice President of Commercial Banking
Thomas J. Bell III	51	Senior Vice President and Corporate Treasurer
Megan Biggam	39	Senior Vice President of Retail Banking

Non-Employee Directors:
Roberto R. Herencia	58	Chairman of the Board of Directors
L. Gene Beube	78	Director
Phillip R. Cabrera	65	Director
William G. Kistner	67	Director
Antonio del Valle Perochena	49	Director
Jaime Ruiz Sacristán	68	Director
Steven M. Rull	68	Director

Non-Employee Directors

Our board of directors consists of eight members, including our Chief Executive Officer, Alberto J. Paracchini.

Roberto R. Herencia has served as Chairman of our Board of Directors since June 2013. Mr. Herencia also serves as Chairman of the Board of Directors of Byline Bank. Mr. Herencia led the recapitalization of our predecessor, Metropolitan Bank Group, Inc., as President and Chief Executive Officer of BXM Holdings, Inc., a position he has held since November 2010. Prior to BXM Holdings, Inc., Mr. Herencia served as President and Chief Executive Officer of Midwest Banc Holdings, Inc. and spent 17 years with Popular Inc. as its Executive Vice President and as President of Popular Inc.’s subsidiary, Banco Popular North America. Mr. Herencia has also served as an independent director of Banner Corporation and its subsidiary, Banner Bank, since March 2016, and as Chairman of the Board of Directors of First BanCorp, and its subsidiary, FirstBank Puerto Rico, since October 2011. Mr. Herencia previously served as an independent director of privately held SKBHC Holdings LLC, and its two subsidiary banks, American West Bank and First National Bank of Starbuck, from December 2010 to September 2015. Appointed by President Obama in 2011, Mr. Herencia serves on the Overseas Private Investment Corporation’s Board of Directors. He is a Trustee of DePaul University and Northwestern Memorial Foundation in Chicago, and serves on the Boards of Directors of Junior Achievement of Chicago and Operation Hope in Atlanta.  Mr. Herencia is also a member of the Finance Council of the Archdiocese of Chicago.  Mr. Herencia holds a bachelor’s degree in finance from Georgetown University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Herencia’s qualifications include over 36 years of experience in the banking industry, having held senior roles in corporate, commercial, small business, problem asset restructuring and retail banking, as well as extensive experience with complex and distressed turnaround efforts, having executed over 15 mergers and acquisitions in his career.

L. Gene Beube has served on our Board of Directors since June 2013 and also serves on the Board of Directors of Byline Bank. Prior to joining Byline, Mr. Beube ran LGB Consulting, a credit risk management consultancy, from February 2005 to December 2011 after retiring as Executive Vice President and Chief Credit Officer for Banco Popular North America, a position he held from 1997 through January 2005. Prior to joining Banco Popular North America, Mr. Beube held various positions at First National Bank of Chicago from 1962 to 1997 and retired as Senior Vice President and Senior Credit Officer. Mr. Beube holds a bachelor’s degree in finance and a master’s degree from the College of Business Administration at the University of Illinois. Mr. Beube’s qualifications include over 50 years of both domestic and international experience in the banking industry.

Phillip R. Cabrera has served on our Board of Directors since June 2013 and also serves on the Board of Directors of Byline Bank. Since retiring from the McDonald’s Corporation in 2015, Mr. Cabrera has served as an advisor and consultant to McNally Capital since October 2017, and to Air Products and INDURA, Santiago, Chile, assisting management in identifying and remedying gaps in audit, treasury, governance and controls. Mr. Cabrera retired as Vice President and International Treasurer of McDonald’s Corporation in October 2015, where for 21 years he held varied executive roles. Prior to his tenure at McDonald’s, Mr. Cabrera was a Managing Director and Senior Partner in the Latin America Group of Continental Bank and served as President of Continental

International Finance Corporation, a holding company for Continental Bank’s international equity investments, from 1993 to 1994. Mr. Cabrera also previously served on the board of directors of Institutional Cash Distributors, an internet broker of money funds, prior to its sale in December 2017. Mr. Cabrera previously served on the Board of Trustees of DuPage Foundation, and on the advisory board of Unibanco, Banco do Investimento do Brazil from 1982 to 1986. Mr. Cabrera holds a bachelor’s degree in business administration from Bradley University and a master’s degree in international management with a finance concentration from the Thunderbird School of Global Management and served in the U.S. Army. Mr. Cabrera’s qualifications include over 30 years of experience in corporate finance, corporate treasury and banking.

William G. Kistner has served on our Board of Directors since April 2018 and also serves on the Board of Directors of Byline Bank. Since his retirement as Vice President, CAE at Northwestern Memorial HealthCare (“NMHC”), Mr. Kistner has continued to serve in a part time advisory role.  Mr. Kistner joined NMHC in 2004 and in 2006 was appointed Vice President of Internal Audit where he rebuilt the internal audit function, developed a coordinated risk assessment methodology and audit work plans based upon organizational needs.  He coordinated audit committee meetings and reported results of audits and projects to management, the audit committee and the NMHC Board.  Prior to joining NMHC, Mr. Kistner worked at Ernst & Young, LLP for 31 years.  He was a tax partner for 19 years in the Chicago office where he served a variety of clients.  Currently, Mr. Kistner serves on the Board of Trustees of Loyola University Chicago, where he is Chair of its audit committee and serves on the finance and executive committees.  He also is a member of the Board of Directors and Treasurer of Erie Family Health Centers, where he is Chair of the finance committee and serves on the executive committee.  Mr. Kistner received his Bachelor of Business Administration degree in accounting from Loyola University Chicago, his Master of Management degree in finance from the Kellogg Graduate School of Management and is a registered Certified Public Accountant. Mr. Kistner’s qualifications include his extensive experience and knowledge with audit and tax matters.

Antonio del Valle Perochena has served on our Board of Directors since June 2013 and also serves on the Board of Directors of Byline Bank. Mr. del Valle Perochena has been the Chairman of the board of directors of Kaluz, S.A., which is the holding company for Mexichem, S.A.B. and Elementia, S.A., since September 2013 and has been the Chairman of the board of directors of Grupo Financiero Ve por Más, S.A. (BX+) since 2006. Prior to incorporating Kaluz and BX+, which are financial, industrial and construction enterprises, in 2003, Mr. del Valle Perochena worked at ING Group as Executive Vice President of Insurance and Pensions in Mexico from 1996 to 1999, and later as Director of New Projects of the direct banking business of the group, ING Direct, in Madrid, Spain from 1999 to 2001. Mr. del Valle Perochena has served as a director of Pochteca Group and Grupo Empresarial Kaluz since 2003 and as a director of Afianzadora Sofimex since 2004. Mr. del Valle Perochena holds a business administration degree and Masters in Management from Universidad Anáhuac. He also holds a Senior Management graduate degree at IPADE and a specialization in literature at the Iberoamericana University. Mr. del Valle Perochena’s qualifications include over 20 years of experience in the financial and business sectors.

Jaime Ruiz Sacristán has served on our Board of Directors since June 2013 and also serves on the Board of Directors of Byline Bank. Mr. Ruiz Sacristán is the founder and chairman of the board of directors of Banco Ve por Más, a position he has held since 2003. He has been a director of Grupo Financiero Ve por Más, S.A. since 2006, Mexichem, S.A.B. since 2000, Elementia S.A.B. since 2009, Kaluz, S.A. since 2013, and has served as Chairman of the board of directors of the Mexican Stock Exchange since January 2015. Prior to founding and working for Banco Ve por Más from July 1992 to March 2003, Mr. Ruiz Sacristán held various positions at Grupo Financiero Bital, including serving as its Chief Executive Officer from 2001 to 2003, and was a director at each of its portfolio companies. Prior to Grupo Financiero Bital, Mr. Ruiz Sacristán held several senior management positions in Banco Mexicano Somex and Citibank Mexico. Mr. Ruiz Sacristán was unanimously elected and served as President of the Mexican Banks Association from April 2011 to April 2013. Mr. Ruiz Sacristán holds a bachelor’s degree in business administration from Universidad Anáhuac and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Ruiz Sacristán’s qualifications include over 35 years of experience in the banking and financial sectors.

Steven M. Rull has served on our Board of Directors since October 2016 and also serves on the Board of Directors of Byline Bank. From 2007 to 2016, Mr. Rull served as lead director of the board of Ridgestone Financial Services, Inc. and its subsidiary, Ridgestone Bank, which we acquired in 2016. Mr. Rull is a part owner and Managing Director of OA Finance, a commercial equipment lender, since 2015.  Mr. Rull co-founded Manchester Holdings and its wholly owned subsidiaries, Detalus Advisors, a retail and institutional asset manager, and Detalus Consulting, a financial technology and financial advisory firm, in 2001. Mr. Rull co-founded Manchester Partners, an investment and consulting firm where he serves as Managing Director, in 1997. Mr. Rull served as Chairman and Chief Executive Officer of Bunker Hill Bancorp and its subsidiary, Boulevard Bank, from 2003 until its sale in 2013. He also held positions as Chairman of Atlanta Bancorporation and director of its subsidiary, Bank of Atlanta, from 2005 until its sale in 2014. Mr. Rull was the co-head of the capital markets division of Mark Twain Bank from 1994 to 1997. Prior to this role, he held positions as Chief Investment Officer and Chief Financial Officer of United Postal Bancorp from 1987 to 1994 and as President of the Mortgage Division of Mercantile Bank, which acquired United Postal Bancorp in 1994. Mr. Rull holds a bachelor’s degree in accounting from Southern Illinois University Edwardsville and was a Certified Public Accountant in the state of Missouri from 1973 to 1996. Mr. Rull’s qualifications include over 40 years of management and advisory experience in the financial services industry.

Composition of Our Board of Directors

Our Board of Directors currently has eight members. Under our Amended and Restated Certificate of Incorporation and By-Laws, the number of directors constituting our Board of Directors is fixed from time to time by resolution of the Board of Directors. The Board met 10 times during 2017.  There are no family relationships among any of our directors and executive officers.  Each of our directors is elected annually to serve a one year term.

Board Leadership Structure and Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy making level in business, government or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Each director must represent the interests of all stockholders.

When considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, diversity, skills, including financial literacy, and experience in the context of our needs and those of the Board of Directors. Our Board also considers the candidate’s service on boards of other companies and whether such service would impair the candidate’s ability to perform responsibly all director duties for Byline. Our Board believes that a range of experience, knowledge and judgment, as well as a diversity of perspectives, geographic regions, gender, race and national origin on the Board, enhances the overall effectiveness of the Board.

Our Board of Directors does not have a formal policy requiring the separation of the roles of Chief Executive Officer and Chairman of the Board. It is the Board of Directors’ view that rather than having a rigid policy, the Board of Directors, with the advice and assistance of the Governance and Nominating Committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be separate. Currently, our leadership structure separates the offices of Chief Executive Officer and Chairman of the Board, with Mr. Paracchini serving as our Chief Executive Officer and Mr. Herencia as Chairman of the Board, reinforcing the leadership role of our Board of Directors in its oversight of our business and affairs.

Director Independence

Under the rules of the New York Stock Exchange (“NYSE”), independent directors must comprise a majority of our Board of Directors not later than the first anniversary date of our initial public offering (“IPO”), which occurred in June 2017. The rules of the NYSE, as well as those of the Securities and Exchange Commission (“SEC”), impose several requirements with respect to the independence of our directors. Our Board of Directors has undertaken a review of the independence of each director in accordance with these rules. Based on information provided by each director concerning his background, employment and affiliations, our Board of Directors has determined that Roberto R. Herencia, L. Gene Beube, Phillip R. Cabrera, William G. Kistner, Antonio del Valle Perochena, Jaime Ruiz Sacristán and Steven M. Rull do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules. Our Board of Directors has determined that Mr. del Valle Perochena also satisfies the heightened independence requirements for compensation committee members, and that Messrs. Rull, Kistner, and Cabrera also qualify as independent directors under the heightened independence requirements of Rule 10A-3 of the Exchange Act for members of the audit committee. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director.

Committees of Our Board of Directors

The standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee, a Governance and Nominating Committee and a Risk Committee. The responsibilities of these committees are described below. Our Board of Directors may also establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. The following table summarizes the membership of each of the committees of the Board of Directors:

Governance and
	Audit	Compensation	Nominating	Risk
Director Name	Committee	Committee	Committee	Committee
Roberto R. Herencia				Member
L. Gene Beube
Phillip R. Cabrera	Chair	Member	Member	Member
William G. Kistner	Member	Member
Antonio del Valle Perochena		Chair	Member
Jaime Ruiz Sacristán		Member	Chair	Member
Steven M. Rull	Member			Chair

Audit Committee.  The Audit Committee assists the Board of Directors in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors and risk assessment and risk management. Among other things, the Audit Committee:

•appoints, evaluates and determines the compensation of our independent auditors;

•

review and approve the scope of the annual audit, the audit fee, the financial statements, significant accounting policy changes, material weaknesses identified by outside auditors or the internal audit function and risk management issues;

•prepares the Audit Committee report for inclusion in our proxy statement for our annual meeting;

•	reviews disclosure controls and procedures, internal controls, internal audit function and corporate policies with respect to financial information;

•assists the Board of Directors in monitoring our compliance with applicable legal and regulatory requirements;

•oversees investigations into complaints concerning financial matters, if any;

•reviews other risks that may have a significant impact on our financial statements; and

•annually reviews the Audit Committee charter and the committee’s performance.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding to engage outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee has adopted a written charter that among other things, specifies the scope of its rights and responsibilities. A copy of the committee’s charter is available on our website at www.bylinebancorp.com.

The Audit Committee is composed solely of members who satisfy the applicable independence, financial literacy and other requirements of the NYSE for audit committees, and at least one of its members is an “audit committee financial expert,” as defined by the rules of the SEC, which is Mr. Kistner. During 2017, Roberto R. Herencia was our audit committee financial expert.  Messrs. Rull, Kistner, and Cabrera also meet the heightened independence requirements of Rule 10A-3 of the Exchange Act, as did all former members of the Audit Committee who served on the Audit Committee during 2017.  The Audit Committee held 15 meetings in 2017.

Compensation Committee.  The Compensation Committee sets and administers the policies that govern our executive compensation programs and is responsible for discharging the Board’s responsibilities relating to compensation of our executive officers and directors. Among other things, the Compensation Committee:

•	reviews and approves the Company’s executive compensation structure, including salary, bonus, incentive and equity compensation;
•	reviews and approves objectives relevant to the compensation of the Chief Executive Officer and other executive officers;
•

evaluates performance against the objectives established for the Chief Executive Officer and determines and approves, or recommends to the Board for approval, the compensation of the Chief Executive Officer based on its evaluation;

•

makes recommendations to the Board with respect to the Company’s compensation plans that are subject to Board approval, discharges any responsibilities imposed on the Committee by any of these plans, and approves and recommends to the Board any new equity compensation plan or any material change to an existing equity compensation plan;

•	reviews, approves and makes recommendations to the Board concerning the compensation of the non-employee directors of the Company;
•	oversees and reviews periodically, as it deems appropriate, the administration of the Company’s employee benefits plans and any material amendments to such plans; and

•evaluates performance in relation to the Compensation Committee charter.

Under the Compensation Committee’s charter, the Compensation Committee may, at its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee.  In addition, it may delegate authority to the Chief Executive Officer to approve compensation applicable to non-executive level Company employees, provided that the Compensation Committee reviews and approves the Company’s compensation structures applicable to non-executive level employees on an annual basis.

In 2017, the Compensation Committee retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) primarily to assist the Compensation Committee in determining and structuring executive compensation and to assess the market competiveness of the Company’s executive compensation program. The Compensation Committee has annually engaged Pearl Meyer for these and related services since 2014.  With respect to any advice provided to the Committee by Pearl Meyer, the Compensation Committee received a letter from Pearl Meyer addressing factors relevant to SEC and NYSE rules regarding independence and conflicts of interest. After considering the information provided by Pearl Meyer and other factors, no conflicts of interest with respect to Pearl Meyer were identified by the Compensation Committee, and the Compensation Committee concluded that Pearl Meyer was an independent consultant.

The Compensation Committee has adopted a written charter that among other things, specifies the scope of its rights and responsibilities. A copy of the committee’s charter is available on our website at www.bylinebancorp.com. The Compensation Committee is composed solely of members who satisfy the applicable independence requirements of the NYSE as they apply to members of compensation committees.  The Compensation Committee held five meetings in 2017.

Governance and Nominating Committee.  The Governance and Nominating Committee is responsible for making recommendations to our Board of Directors regarding candidates for directorships and the size and composition of our Board of Directors. In addition, the Governance and Nominating Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to our Board of Directors concerning governance matters. Among other things, the Governance and Nominating Committee:

•

identifies individuals qualified to be directors consistent with the criteria approved by the Board of Directors, subject to any waivers granted by the Board, and recommends director nominees to the full Board of Directors;

•ensures that the Audit and Compensation Committees have the benefit of qualified “independent” directors;

•oversees management continuity planning;

•leads the Board of Directors in its annual performance review; and

•takes a leadership role in shaping the corporate governance of our organization.

The Governance and Nominating Committee has adopted a written charter that among other things, specifies the scope of its rights and responsibilities. A copy of the Committee’s charter is available on our website at www.bylinebancorp.com. The Governance and Nominating Committee is composed solely of members who satisfy the applicable independence requirements of the NYSE for governance and nominating committees.   The Governance and Nominating Committee held two meetings in 2017.

Risk Committee.  The Risk Committee is responsible for overseeing our enterprise risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk related factors:

•monitor our overall risk profile and review risk management policies;

•	monitor our process to identify, assess and manage risks that could prevent us from achieving our business objectives;

•oversee actions relating to interest rate risk and liquidity risks;

•oversee actions relating to the activities of our enterprise risk management oversight groups; and

•	facilitate communication among management, the Board of Directors and our enterprise risk management oversight groups.

The Risk Committee has adopted a written charter that specifies among other things, the scope of its rights and responsibilities.  The Risk Committee held eight meetings in 2017.

During 2017, each of our directors attended at least 75% of the meetings of the Board and Board committees on which he served.

Board Oversight of Risk Management

Our Board of Directors believes that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long term corporate success. Our Board of Directors, both directly and through its committees, is responsible for overseeing our risk management processes, with each of the committees of our Board of Directors assuming a different and important role in overseeing the management of the risks we face.

The Risk Committee of our Board of Directors oversees our enterprise wide risk management framework, which establishes our overall risk appetite and risk management strategy and enables our management to understand, manage and report on the risks we face. Our Risk Committee also reviews and oversees policies and practices established by management to identify, assess, measure and manage key risks we face, including the risk appetite metrics developed by management and approved by our Board of Directors. The Audit Committee of our Board of Directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting) and engaging as appropriate with our Risk Committee to assess our enterprise wide risk framework. The Compensation Committee of our Board of Directors has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally. In particular, our Compensation Committee, in conjunction with our President and Chief Executive Officer and Director of Human Resources and other members of our management as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk taking by our employees. The Governance and Nominating Committee of our Board of Directors oversees risks associated with the independence of our Board of Directors and potential conflicts of interest.

Our senior management is responsible for implementing and reporting to our Board of Directors regarding our risk management processes, including by assessing and managing the risks we face, including strategic, operational, regulatory, investment and execution risks, on a day to day basis. Our senior management is also responsible for creating and recommending to our Board of Directors for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

The role of our Board of Directors in our risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer and the other members of senior management having responsibility for assessing and managing our risk exposure, and our Board of Directors and its committees providing oversight in connection with those efforts. We believe this division of risk management responsibilities presents a consistent, systemic and effective approach for identifying, managing and mitigating risks throughout our operations.

Code of Business Conduct and Ethics

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

Executive Officers

Alberto J. Paracchini has served as President, Chief Executive Officer and Director of Byline since June 2013. Mr. Paracchini also serves as President, Chief Executive Officer and Director of Byline Bank. Prior to joining Byline, Mr. Paracchini served as Principal for BXM Holdings, Inc., an investment fund specializing in community bank investments, from October 2010 to June 2013 and spent 16 years at Popular, Inc., where he held numerous leadership positions in both its banking and mortgage subsidiaries. From January 2010 through May 2010, Mr. Paracchini was Executive Vice President at Midwest Bank & Trust. From 2006 through 2008, Mr. Paracchini served as President and Chief Financial Officer of Popular Financial Holdings and Chief Financial Officer of E Loan, an internet banking and mortgage company. Prior to 2006, Mr. Paracchini spent 13 years at Banco Popular North America, where he held several senior leadership roles including Chief Financial Officer, Treasurer and the head of all operations and technology functions. Mr. Paracchini is a member of the Cook County Council of Economic Advisors and Economic Club of Chicago. Mr. Paracchini holds a bachelor’s degree from Marquette University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Paracchini’s qualifications to serve as a member of our board of directors include his extensive experience in the financial services industry and his demonstrated leadership skills.

Lindsay Corby has been Executive Vice President and Chief Financial Officer of Byline since July 2015. Ms. Corby is also the Executive Vice President and Chief Financial Officer of Byline Bank. Ms. Corby joined Byline in June 2013, serving as Chief Administrative Officer until July 2015. Prior to joining Byline, Ms. Corby was a Principal at BXM Holdings, Inc. from February 2011 to June 2013. In addition, Ms. Corby served on the board of directors of QCR Holdings, Inc., a public bank holding company, from 2012 to 2016. Prior to joining BXM Holdings, Inc., Ms. Corby was a Vice President in the investment banking group of Keefe, Bruyette & Woods, Inc., focused on mergers and acquisitions, capital markets transactions, complex recapitalizations and valuation activities for U.S. financial institutions. Ms. Corby received a bachelor’s degree in Spanish, a bachelor of business administration in accounting and a master’s degree in accounting from Southern Methodist University. Ms. Corby is also a graduate of the Kellogg Executive Education, Women’s Senior Leadership Program, and is a registered Certified Public Accountant.

Timothy C. Hadro has served as Chief Credit Officer of Byline Bank since January 2015 and as Head of the Special Assets Group for Byline Bank since August 2013. Prior to joining Byline, Mr. Hadro was co-founding principal of Loan Management Solutions, a distressed loan consulting firm. Prior to that experience, Mr. Hadro spent 31 years with JP Morgan Chase and its predecessor organizations. Mr. Hadro serves as a director on the advisory board of Banner Group, a private apartment and self-storage development company and as a director of Community Investment Corporation, Chicago’s largest non-profit mortgage lender. Mr. Hadro holds a bachelor’s degree in mathematics and economics from Macalester College in St. Paul, Minnesota and an M.B.A. from the University of Chicago Booth School of Business.

Rick Schobert has been the Chief Risk Officer of Byline Bank since October 2013. Prior to joining Byline, Mr. Schobert was a Senior Credit Risk examiner at the Federal Reserve Bank of Atlanta from April to October 2013. Prior to that experience, he was a financial institution consultant at Schobert & Carper, LLC from July 2011 to March 2013. Mr. Schobert also served as a member of the supervisory committee and board of directors of First Federal Credit Union, an Arizona credit union, from May 2012 to March 2013. He also was an Executive Vice President and Chief Operating Officer at West Valley National Bank in Avondale, Arizona from July 2010 to July 2011. Prior to that experience, Mr. Schobert held management and bank examination positions at the Office of the Comptroller of the Currency from July 1979 to June 2010. Mr. Schobert received a bachelor’s degree and a master’s degree in business administration from the University of Wisconsin.

Bruce Lammers has been the President of Small Business Capital for Byline Bank since October 2016. Prior to joining Byline, Mr. Lammers served as President and Chief Executive Officer of Ridgestone Bank from September 2006 until the Ridgestone acquisition in October 2016. Prior to that experience, Mr. Lammers served as the Chief Operating Officer and Executive Vice President of Amcore Bank, Senior Vice President and Senior Commercial Loan Officer of the Sheboygan, Wisconsin office of U.S. Bank and President of the Northeastern Wisconsin Region of U.S. Bank. Mr. Lammers received a bachelor of business administration in accounting from Lakeland University.

Donald J. Meyer has served as Executive Vice President of Commercial Banking for Byline since August 2013. Prior to joining to Byline, Mr. Meyer was a co-founding Principal of Loan Management Solutions, a distressed loan consulting firm, from August 2009 to July 2013. Prior to that experience, Mr. Meyer was the Chief Investment Officer for Centerline Capital Group, a subsidiary of Centerline Holding Company, a NYSE listed real estate finance company, from 2006 to 2009. During 2008 and 2009, Mr. Meyer also served as the Chief Executive Officer of American Mortgage Acceptance Company, a commercial mortgage real estate investment trust managed by Centerline that filed for Chapter 11 bankruptcy in 2010. Mr. Meyer serves as a director of Neighborhood Housing Services of Chicago, a non-profit organization providing home mortgage and financial education to potential home owners in low and moderate income neighborhoods. Mr. Meyer also serves as a director of Christo Rey Jesuit High School, which provides college prepatory secondary education to students from Spanish speaking families with limited financial means. Mr. Meyer holds a bachelor’s degree in finance from the University of Illinois.

Thomas J. Bell III has been Senior Vice President and Corporate Treasurer for Byline Bank since August 2013. Prior to joining Byline, Mr. Bell previously served as a consultant for and then the Senior Vice President, Treasurer and Head of Planning of Anchor Bancorp from July 2010 to August 2013 where he was responsible for treasury, finance and capital management. Prior to joining Anchor Bancorp, Mr. Bell was an Executive Vice President, Treasurer and Chief Investment Officer for Midwest Banc Holdings, Inc. from December 2008 to June 2010. Prior to that experience, Mr. Bell served as a Senior Vice President with for ABN AMRO North America Inc., a Chicago based holding company for the LaSalle Bank Corporation. Prior to his experience at ABM AMRO North America, Inc., Mr. Bell spent several years with the Federal Reserve Bank of Chicago. Mr. Bell received a bachelor’s degree in finance from Lewis University.

Megan Biggam has served as Senior Vice President of Retail Banking of Byline Bank since August 2013. Prior to joining Byline, Ms. Biggam was the Director of Marketing of Metropolitan Bank Group, Inc., Byline’s predecessor bank parent, from August 2008 to June 2013. Prior joining Metropolitan Bank Group, Inc., Ms. Biggam was a Division Marketing Manager at Washington Mutual, overseeing the retail marketing development for the Chicago, Atlanta and New Jersey markets. Prior to joining Washington Mutual, Ms. Biggam was the Regional Marketing Director for TCF Bank for the Chicago and Milwaukee markets. Ms. Biggam received a bachelor’s degree in journalism from Indiana University.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities.  These same persons are also required to furnish us with copies of all such forms.  Based solely on a review of the copies of the forms furnished to us, or written representations that no Form 5 filings were required, we believe that, with respect to the 2017 fiscal year, all required Section 16(a) filings were timely made, with the exception of Forms 4 reflecting the performance vesting of stock options on October 3, 2017 that were granted to Messrs. Hadro and Meyer on March 2, 2015, Forms 4 reflecting the performance vesting of stock options on October 3, 2017 that were granted to Messrs. Herencia, Paracchini, Schobert, and Bell and Mmes. Corby and Biggam on June 26, 2015, and a Form 4 reflecting the performance vesting of stock options on December 31, 2017 that were granted to Mr. Lammers on October 14, 2016.

Item 11. Executive Compensation.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a specific form of Compensation Discussion and Analysis, as well as exemptions from the requirement to hold a non-binding advisory vote on executive compensation. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The named executive officers of Byline Bancorp, Inc. as of December 31, 2017, are Alberto J. Paracchini, our President and Chief Executive Officer, Lindsay Corby, our Executive Vice President and Chief Financial Officer, and Bruce Lammers, Executive Vice President, President, Small Business Capital. The following summary compensation table presents compensation awarded in the fiscal years ended December 31, 2015, 2016 and 2017 to our named executive officers or paid to or accrued for those executive officers for services rendered during fiscal years 2015, 2016 and 2017. All share and option information in this section reflects our reincorporation from Illinois to Delaware in connection with our IPO in 2017, and the resulting exchange of one share of Byline Bancorp, Inc. Delaware common stock for every five shares of Byline Bancorp, Inc. Illinois common stock.

					Omnibus
					Incentive
				Option	Plan	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Total
Alberto J. Paracchini	2017	$450,000	$225,000	$—	$201,800	$35,288	$912,088
President and Chief	2016	375,000	281,250	—	—	20,806	677,056
Executive Officer	2015	350,000	110,000	808,937	—	13,223	1,282,160

Lindsay Corby	2017	$285,000	$114,000	$—	$151,350	$28,386	$578,736
Executive Vice President and	2016	265,000	136,475	—	—	13,834	415,309
Chief Financial Officer	2015	250,000	76,165	183,850	—	7,451	517,466

Bruce Lammers(5)	2017	$450,000	$84,375	$—	$—	$52,287	$586,662
President of Small Business	2016	90,289	33,057	697,376	—	3,496	824,218
Capital
(1)	The amounts in this column represent earned annual cash incentive awards under the Byline Executive Incentive Plan.
(2)

The amounts in this column represent the grant date fair value, as determined in accordance with FASB ASC Topic 718 using the valuation methodology for stock options set forth in Note 19 to the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2017, 2016 and 2015 of awards of Byline stock options granted pursuant to the Byline Bancorp Equity Incentive Plan. At the time of grant, 50% of the options were subject to performance based vesting conditions and 50% were subject to time based vesting conditions, as described below under “Stock Options Awarded under the Byline Bancorp Equity Incentive Plan.”

(3)

Represents the dollar value of shares of restricted stock that were awarded in connection with our IPO. Shares cliff vest on the third anniversary of the date of grant, subject to continued employment.

(4)	The items comprising “All Other Compensation” for 2017 are as follows:
		Contributions
		to Defined
	Perquisites and	Contribution	Insurance
Name	Other Benefits	Plans(a)	Premiums(b)	Total
Alberto J. Paracchini	$—	$15,750	$19,538	$35,288
Lindsay Corby	—	15,040	13,346	28,386
Bruce Lammers	26,879	5,822	19,586	52,287
(a)	Reflects company contributions under the Byline Bancorp, Inc. 401(k) Plan consistent with company policy for all Byline employees.
(b)

Reflects insurance premiums paid for the benefit of each of our named executive officers for medical, dental, life, short term disability and long term disability insurance policies consistent with company policy for all Byline employees.

(5)	Mr. Lammers became an executive officer of Byline in October 2016.

Narrative Disclosure to Summary Compensation Table

Base salary

Each named executive officer’s base salary is a fixed component of compensation for each year for performing specific job duties and functions. The total base salaries earned by our named executive officers in fiscal years 2015, 2016 and 2017 are disclosed in the Summary Compensation Table above.

Base salaries for our named executive officers are reviewed annually by the Compensation Committee of the Byline Board of Directors (the “Compensation Committee”). Messrs. Paracchini’s and Lammers’ base salaries were initially established pursuant to their employment agreements with Byline Bank, as described under “Employment agreements with Messrs. Paracchini and Lammers” below, but are subject to review and approval of the Compensation Committee.

Annual incentive

Our named executive officers participate in Byline’s Executive Incentive Plan, which was adopted by the Company in 2014 and is an annual incentive plan under which earned awards are determined following the end of each year based on corporate and individual achievement during the year. Performance is assessed against performance goals and targets that are established for the fiscal year; for Mr. Paracchini and Ms. Corby, for each of 2015, 2016 and 2017, corporate goals were weighted 70% and individual performance goals were weighted 30%. Named executive officers can earn up to a maximum of 150% of their target annual incentive awards and annual incentive awards may be as low as 0% if the Company’s performance target is not met. The Compensation Committee has discretion to enhance the awards for our named executive officers above the amounts earned based on corporate and individual performance. Executives must be employed on the date of payment in order to receive payment of an earned award.

In 2017, target annual cash incentives under the Executive Incentive Plan for each of our named executive officers was a percentage of the named executive officer’s base salary. The target for Mr. Paracchini was 50%, the target for Ms. Corby was 40%, and the target for Mr. Lammers was 25%. The annual cash incentives awarded for 2017 performance were: $225,000 for Mr. Paracchini (representing achievement at 100%); $114,000 for Ms. Corby (representing achievement at 100%); and $84,375 for Mr. Lammers (representing achievement at 75%).

Stock options awarded under the Byline Bancorp Equity Incentive Plan

In March 2015, the Board of Directors approved the Byline Bancorp Equity Incentive Plan (the “Byline Equity Plan”) in order to promote the long term financial interests and growth of the Company by attracting, motivating and retaining key management and other personnel, in a manner aligned with the long term interests of the Company’s stockholders. In June 2017, the Board of Directors terminated the Byline Equity Plan in connection with our July 2017 IPO, such that no new awards may be made under the Byline Equity Plan. Awards previously granted under the Byline Equity Plan, however, remain outstanding. The Byline Equity Plan is administered by the Compensation Committee. Prior to the plan’s termination, the Compensation Committee had discretion to grant stock options under the Byline Equity Plan to eligible employees, non-employee members of the Board of Directors or other persons having a service relationship with the Company.

Mr. Paracchini and Ms. Corby were granted awards of stock options under the Byline Equity Plan on June 26, 2015 (each, a “2015 Option Award”) in the following amounts: 428,988 options for Mr. Paracchini, and 97,496 options for Ms. Corby. Pursuant to their stock option award agreements, the 2015 Option Award was divided into equal amounts of (1) options with time based vesting conditions (“Time Options”) and (2) options with performance based vesting conditions (“Performance Options”). The Time Options were designed to vest based on a participant’s continued employment, with 20% vesting annually beginning on the first anniversary of June 28, 2013, the effective date of the Company’s recapitalization transaction, (the “Recapitalization”). The Performance Options vest based on the achievement of four performance criteria: (1) adversely classified assets as a percent of each of Tier 1 capital and allowance for loan and lease losses (the “Adversely Classified Assets Goal”); (2) return on average assets; (3) outstanding memorandums of understanding or consent orders (the “MOU Goal”); and (4) internal rate of return for stockholders holding the Company’s common stock as of the Recapitalization. Upon the achievement of the applicable performance criteria, Performance Options are treated as Time Options and vest based on a participant’s continued employment, with 20% vesting annually beginning on the first anniversary of the Recapitalization (with credit for time vesting already completed as of the date the performance criteria are achieved). As of December 31, 2016, Byline achieved the Adversely Classified Assets Goal and the MOU Goal. Accordingly, as of December 31, 2016, 128,696 of the Time Options and 42,894 of the Performance Options granted to Mr. Paracchini were vested, and 29,249 of the Time Options and 9,748 of the Performance Options granted to Ms. Corby vested.

Mr. Lammers was granted an award of 182,400 stock options under the Byline Equity Plan on October 14, 2016 (the “2016 Option Award”). Pursuant to Mr. Lammers’ stock option award agreement, the vesting of the 2016 Option Award is based on the achievement of certain performance objectives over a three year period. Specifically, the 2016 Option Award shall vest and become exercisable in three installments for the 2017, 2018 and 2019 fiscal years of Byline, based on Mr. Lammers’ achievement of applicable performance objectives as described below and Mr. Lammers’ continuous employment through December 31 of the respective fiscal year of Byline. The vesting of the 2016 Option Award is based on the following four performance criteria specific to the Small Business Capital operations: (1) net income, (2) return on allocated equity, (3) non-accrual loans to total loans, and (4)

classified assets ratio. To the extent that performance during the applicable fiscal year meets the “Threshold” level, as established by Byline’s Chief Executive Officer and approved by the Board (or a Committee thereof), 16.67% of the shares covered by the 2016 Option Award vest, and to the extent that performance during the applicable fiscal year meets the “Target” level, as established by Byline’s Chief Executive Officer and approved by the Board, 33.33% of the shares covered by the 2016 Option Award vest. As of December 31, 2017, the Small Business Capital business unit achieved Target performance for three of the four performance criteria. Accordingly, as of December 31, 2017, 45,600 shares of the 2016 Option Award granted to Mr. Lammers vested.

As of December 31, 2017, Byline achieved the remaining Performance Options goals, the Return on Average Assets Goal and the Investor Rate of Return Goal. Accordingly 171,595 and 38,999 of the Time Options and 171,596 and 38,998 of the Performance Options granted to Mr. Paracchini and Ms. Corby vested, respectively.

Following a “change in control”, if an option holder’s employment is terminated without “cause” or the option holder terminates employment for “good reason”, in each case within 12 months after such “change in control”, the unvested portion of the Time Options will become immediately vested and exercisable and the Performance Options will only remain subject to the applicable performance conditions, which will be measured at the normal time. Following a “special change in control”, the Time Options will become immediately vested and exercisable and the Performance Options will only remain subject to achievement of the applicable performance goals measured at the time of the “special change in control.”

“Change in control” generally means: (1) any person other than a fiduciary holding shares under an employee benefit plan or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company is or becomes the beneficial owner of more than 50% of both the total voting power of the then outstanding shares (“Voting Stock”) and the fair market value of the outstanding shares of capital stock of the Company (“Economic Stock”); (2) the consummation of a reorganization, merger or consolidation, or the sale or other disposition of all or substantially all of the assets of the Company unless all or substantially all of the individuals and entities who were the beneficial owners of both the Voting Stock and Economic Stock beneficially own, directly or indirectly, more than 50% of either (A) the total voting power represented by the voting securities entitled to vote generally in the election of directors of the corporation resulting from the transaction or (B) the total fair market value represented by all the voting and nonvoting equity securities of the corporation resulting from the transaction in substantially the same proportions as their ownership, immediately prior to the transaction, of the Voting Stock and Economic Stock (combined); or (3) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company.

“Special change in control” generally means a “change in control”, other than by plan of complete liquidation or dissolution, where in addition, either (1) the beneficial owners of at least 25% of the Voting Stock and the Economic Stock, in the aggregate, held by the beneficial owners holding all of the Voting Stock and the Economic Stock on June 28, 2013 receive in such transaction either cash or securities that are publicly traded on a securities exchange (and not restricted for more than 30 days other than pursuant to applicable law or regulation); or (2) such transaction satisfies the definition of a “change in control” above with “70%” replacing “50%” each time it appears.

“Cause” is defined in the employment agreement for each of Messrs. Paracchini and Lammers (described below under “Employment Agreements with Messrs. Paracchini and Lammers”). For Ms. Corby, “cause” generally means: (1) willful and continued failure to substantially perform duties; (2) willfully engaging in illegal conduct, an act of dishonesty or gross misconduct related to the performance of duties and responsibilities; (3) commission of a crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; (4) willful violation of a material requirement of any applicable code of ethics or standards of conduct of Byline or Byline Bank or fiduciary duty; or (5) a breach of the Agreement Protecting Company Interests (described below under “Employment Agreements with Messrs. Paracchini and Lammers”).

“Good reason” is defined in the employment agreement for each of Messrs. Paracchini and Lammers. If an option holder is not a party to an employment agreement, the option award agreement does not provide a right to terminate employment for “good reason” following a change in control. Ms. Corby is not party to an employment agreement.

In the event that the option holder’s employment were to terminate due to his or her death, disability or retirement (as such terms are used and defined in the applicable award agreements), (i) any unvested Time Options would become 100% vested and exercisable and (ii) any unvested Performance Options would become 100% time vested and thereafter exercisable upon satisfying the respective performance goals, or would be forfeited if not becoming satisfied, in accordance with their terms.

Employment agreements with Messrs. Paracchini and Lammers

Byline Bank previously entered into an employment agreement with Mr. Paracchini, which became effective on January 21, 2016. Byline Bank also entered into an employment agreement with Mr. Lammers, which became effective on October 14, 2016, in connection with our acquisition of Ridgestone. Mr. Paracchini’s agreement is for an initial term of three years and the initial term of Mr. Lammers’ agreement runs until December 31, 2019. Each agreement also includes automatic one year extensions at the end of each year following the initial term unless notice of termination is provided. During the term of their respective agreements, Mr. Paracchini serves as President and Chief Executive Officer, reporting to the Board of Directors of Byline Bank, and Mr. Lammers serves as Executive Vice President of Byline Bank and President of the bank’s Small Business Capital unit, reporting to the Chief

Executive Officer of Byline Bank. Material terms of the employment agreements include: for Mr. Paracchini, an annual base salary of $350,000 (which has since been increased and is $450,000 as of December 31, 2017), participation in the Executive Incentive Plan, with a target annual bonus of 50% of his annual base salary, and participation in the Byline Equity Plan; and for Mr. Lammers, an annual base salary of $450,000, participation in the Executive Incentive Plan with a target annual bonus of 25% of his annual base salary, and participation in Byline’s long term incentive program.

Messrs. Paracchini’s and Lammers’ employment agreements also include severance benefits that are, in each case, subject to signing a release. If Byline Bank terminates the executive without “cause” (and not due to disability) or the executive resigns for “good reason”, the executive will be entitled to: (1) one and a half times (for Mr. Paracchini) or one times (for Mr. Lammers) the sum of (A) his then current annual base salary; and (B) the excess of the applicable COBRA premiums for health, dental and vision benefits on the date of termination (provided that he elects COBRA continuation coverage) over the amount of health, dental and vision premiums charged to active employees of Byline for like coverage on the date of termination, payable in cash in installments over 18 months (for Mr. Paracchini) or 12 months (for Mr. Lammers) following termination of employment, and (2) a pro rata bonus for the year of termination based on actual performance and paid following the end of the fiscal year. In the event the executive is terminated without “cause” (and not due to disability) or the executive voluntarily resigns for “good reason” within two years (for Mr. Paracchini) or one year (for Mr. Lammers) following a “change in control”, he will be entitled to each of the severance payments described above plus one and a half times (for Mr. Paracchini) or two times (for Mr. Lammers) the higher of the two immediately preceding completed fiscal years’ earned bonus (for Mr. Paracchini) or cash bonus (for Mr. Lammers), with all amounts other than the pro rata bonus payable in a lump sum following termination of employment. In the event of a “special change in control” (for Mr. Paracchini), regardless of whether employment is terminated, Mr. Paracchini is entitled to each of the severance payments described above for a qualifying termination following a “change in control” with such pro rata bonus being paid based on achievement of applicable performance goals through the date of the “special change in control” (as opposed to through the end of the fiscal year).

“Cause” generally means: (1) willful and continued failure to perform substantially your duties; (2) willfully engaging in illegal conduct, an act of dishonesty or gross misconduct related to the performance of your duties and responsibilities; (3) being charged with a crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; (4) willful violation of a material requirement of any applicable code of ethics or standards of conduct of Byline or Byline Bank, or violation of a fiduciary duty to Byline (in the case of Mr. Paracchini) or Byline Bank; or (5) a breach of the Agreement Protecting Company Interests (for Mr. Paracchini) or a breach of the confidentiality, non-competition and non-solicitation, assignment of inventions or non-disparagement covenants contained in Mr. Lammers’ agreement (for Mr. Lammers).

“Good reason” generally means: (1) any material reduction in base salary; (2) any material adverse change in title, position, authority, reporting relationships or duties; (3) the requirement to relocate the principal place of employment to a location in excess of thirty five (35) miles from his principal work location (for Mr. Paracchini) or thirty five (35) miles from Byline Bank’s Small Business Capital unit location in Brookfield, Wisconsin or twenty five (25) miles from Byline Bank’s Small Business Capital unit location in Schaumburg, Illinois (for Mr. Lammers) on the date of the employment agreement; or (4) the failure to nominate to, or removal from, the Board of Directors of Byline Bank (for Mr. Paracchini).

“Change in control” and “special change in control” (for Mr. Paracchini) are defined consistent with the definitions provided under “Stock Options Awarded under the Byline Bancorp Equity Incentive Plan” above.

Each employment agreement also provides that in the event employment terminates due to death or Disability (as such term is defined in the agreements), Mr. Paracchini or Mr. Lammers, as the case may be, or their respective estates, would be entitled to receive, in addition to any accrued but unpaid compensation or benefits, any unpaid bonus earned under the Executive Incentive Plan with respect to any fiscal year ending on or preceding the date of termination and a pro rata portion of his Executive Incentive Plan bonus for the fiscal year in which the termination occurs, payable at the time that such bonuses are paid to other senior executives for such year.  In addition, with respect to Mr. Paracchini, in the event of his death, his beneficiary would be entitled to a lump sum cash amount equal to 200% of his base salary but not exceeding $750,000, which benefit may be provided through the purchase of a life insurance policy.

As a condition to their respective employment agreements, Mr. Paracchini entered into an Agreement Protecting Company Interests with Byline and Byline Bank, and Mr. Lammers agreed to certain restrictive covenants in his employment agreement with Byline Bank relating to confidentiality, non-competition and non-solicitation, assignment of inventions and non-disparagement. The Agreement Protecting Company Interests (for Mr. Paracchini) and the restrictive covenants in Mr. Lammers’ agreement (for Mr. Lammers) contain (1) a confidentiality provision regarding the use and disclosure of confidential information during the term of employment and after, (2) a customer and employee non solicit during employment for eighteen (18) months following termination of employment (for Mr. Paracchini) and twelve (12) months (for Mr. Lammers), and (3) assignment of inventions and non-disparagement provisions.

Savings and Retirement Plans

Byline maintains the Byline Bancorp, Inc. 401(k) Plan (the “401(k) Plan”), which is a tax qualified defined contribution savings plan for all eligible employees of Byline, including each of our named executive officers. Under the 401(k) Plan, eligible employees may contribute up to 90% of their pay (subject to Internal Revenue Service limitations) to the 401(k) Plan. Contributions are withheld by payroll deductions on a pre-tax basis. Byline matches 100% of the first 3% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan and 50% of the next 2% of the pay that an employee contributes on a pre-tax basis to the 401(k) Plan. Messrs. Paracchini and Lammers and Ms. Corby are eligible for such matching contributions. Participants are 100% vested in their pre-tax contributions and, upon completion of three years of service, the employer matching contributions. Each of our named executive officers is fully vested in their employer matching contributions.

IPO Awards

In connection with our IPO, the Board of Directors approved the award of a special one-time grant of 58,900 restricted shares under our 2017 Omnibus Incentive Compensation Plan (the “IPO award”) to certain key employees, including Mr. Paracchini and Ms. Corby, upon the completion of the IPO. Mr. Paracchini received an award of 10,000 restricted shares (valued at $201,800) and Ms. Corby received an award of 7,500 restricted shares (valued at $151,350).

The award agreements for the IPO awards provide that 100% of the restricted shares will cliff vest on the third anniversary of the grant date, subject to continued employment. On a termination of employment by reason of death or disability or a change in control, the restricted shares will vest in full and all transfer restrictions will immediately lapse.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, our named executive officers held outstanding equity-based awards of the Company as listed in the following table:

				Equity Incentive
				Plan awards:
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying				Market
		Unexercised	Unexercised	Unexercised	Option	Option	Shares of	Value of
	Grant	Options (#)	Options (#)	Unearned	Exercise	Expiration	Unvested	Unvested
Name	Date	Exercisable	Unexercisable(1)	Options (#)(2)	Price	Date(3)	Stock (#)(4)	Shares ($)
Alberto J. Paracchini	6/26/2015	343,191	85,797	—	$11.18	6/26/2025	10,000	$229,700
Lindsay Corby	6/26/2015	77,997	19,499	—	$11.18	6/26/2025	7,500	172,275
Bruce Lammers	10/14/2016	45,600	—	121,600	$16.25	10/14/2026	—	—
(1)	These options were granted pursuant to the Byline Equity Plan and will vest on June 28, 2018.
(2)

These options were granted pursuant to the Byline Equity Plan and are earned based on the achievement of performance goals, as described under “Stock Options awarded under the Byline Bancorp Equity Incentive Plan” above and, except with respect to certain qualifying terminations, the participant’s continued employment on the date of such achievement.

(3)

The options may expire earlier than the expiration date listed in the case of termination of employment, a participant’s breach of their Agreement to Protect Company Interests, a change in control or the suspension or termination of the Byline Equity Plan by the Byline Board of Directors.

(4)	These shares of restricted stock were granted pursuant to the Omnibus Plan and will cliff vest on July 6, 2020.

Director Compensation

The following table lists the individuals who served on our Board of Directors in 2017 and the compensation received in 2017 for their service as directors, other than with respect to Mr. Paracchini, our President and Chief Executive Officer, whose compensation as an officer of the Company is detailed in the Summary Compensation Table in the “Executive Compensation” section of this Form 10-K/A. All compensation paid to directors is for their service on both the Byline Board of Directors and the Byline Bank Board of Directors.

			Omnibus
	Fees Earned		Incentive
	or	Option	Plan	All Other
Name	Paid in Cash(1)	Awards (2)	Awards (3)	Compensation(4)	Total
Roberto R. Herencia	$800,000	$—	$—	$55,260	$855,260
L. Gene Beube	120,000	—	—	—	120,000
Phillip R. Cabrera	115,000	—	—	—	115,000
Antonio del Valle Perochena	50,000	—	—	—	50,000
Jaime Ruiz Sacristán	52,500	—	—	—	52,500
Steven M. Rull	62,500	—	—	—	62,500

(1)

Mr. Herencia received $400,000 in annual director fees for his service on the Byline Board of Directors and its committees. In addition, Mr. Herencia received a special incentive payment of $400,000 to compensate him for the extensive duties and responsibilities he has assumed as Chairman of the Board following the Recapitalization transactions. His responsibilities include meeting with Byline’s executive officers and other members of management on a regular basis to ensure appropriate oversight of Byline’s business and meeting on a regular basis with regulators. The incentive payment was paid in two equal installments in each of September 2016 and March 2017 to serve as an incentive for Mr. Herencia to maintain his roles at Byline. In addition, Mr. Beube received $15,000 for his service as Chair of the Executive Credit Committee and $5,000 for his service as a member of the Audit Committee; and Mr. Cabrera received $5,000 for his service as Chair of the Regulatory Compliance Committee, $5,000 for his service as a member of the Audit Committee and $5,000 for his service as a member of the Executive Credit Committee.

(2)

Mr. Herencia has 428,988 options outstanding as of December 31, 2017, with 343,191 of those options vested and exercisable and 85,797 options subject to time based vesting conditions. No such options were granted in 2017.

(3)	There were no Omnibus Incentive Plan awards outstanding to non-employee directors as of December 31, 2017.
(4)	Reflects reimbursement for health insurance premiums and amounts paid for cell phone expenses.

Byline Bancorp, Inc. Director Compensation Program

Our director compensation program provides the following compensation for non‑employee members of our Board of Directors:

•	An annual cash retainer of $100,000 for directors who were serving on June 1, 2016 and $75,000 for all other directors;
•	An additional annual cash retainer of $15,000 for the Chair of the Executive Credit Committee;
•	An additional annual cash retainer of $5,000 for the Chair of the Risk Committee;
•	An additional annual membership fee of $5,000 for each member of the Audit Committee and/or Executive Credit Committee; and
•

An aggregate annual cash retainer of $400,000 for the Chairman of our Board of Directors, which includes the annual board retainer and all committee membership and committee chair retainers that the Chairman would otherwise be entitled to receive. The Chairman served as the Chair of each of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee during 2017.

The Chairman of the Board of Directors will also receive an additional annual special incentive payment of $400,000, payable in two equal installments in March 2018 and September 2018, subject to continued service through such dates, to compensate the Chairman for the extensive duties and responsibilities assumed following the Recapitalization transaction. The Chairman’s responsibilities include meeting with Byline’s executive officers and other members of management on a regular basis to ensure appropriate oversight of Byline’s business and meeting on a regular basis with regulators. The annual special incentive payment also serves as an incentive for the Chairman to maintain his role at Byline.

We also reimburse all directors for reasonable and substantiated out‑of‑pocket expenses incurred in connection with the performance of their duties as directors. Additionally, the Chairman of the Board is reimbursed for cell phone services, two business‑related club memberships and certain medical and health insurance expenses.

Directors agree, in connection with their service as directors, that they will not, without the prior consent of Byline, directly or indirectly, provide any material services to any other banking entity which competes in any material respect with Byline and its subsidiaries as long as they serve as a director of Byline (other than services disclosed in writing prior to the adoption of the director compensation program).

Notwithstanding the above, any director who is an officer of Byline will not receive any director compensation.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are an officer or employee of Byline or Byline Bank. In addition, none of our executive officers serve or have served as a member of the Board of Directors, Compensation Committee or other Board committee performing equivalent functions of any company or other entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock for the following:

•	each stockholder known by us to beneficially own more than 5% of our common stock;

•	each of our directors;
•	each executive officer named in the Summary Compensation Table in “Executive Compensation;” and
•	all directors and executive officers as a group.

All information is as of the record date, except as noted otherwise.

Beneficial ownership is shown as of April 30, 2018 and is based on 29,452,991 shares of our common stock outstanding as of April 30, 2018. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. A security holder also is deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date, such as through the exercise of options or warrants or the conversion of a security. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them. Except as otherwise indicated, the address for each stockholder listed below is c/o Byline Bancorp, Inc., 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601.

	Beneficial Ownership
Name of Beneficial Owners	Number	Percentage
Greater than 5% Stockholders:
MBG Investors I, L.P.(1)	11,467,123	38.93%
ECR Holdings, S.A. de C.V.(2)	2,038,691	6.92%

Directors and Executive Officers:
Roberto R. Herencia(3)	543,070	1.82%
L. Gene Beube	2,781	*
Phillip R. Cabrera(4)	4,701	*
William G. Kistner	—	*
Antonio del Valle Perochena(1)	11,467,123	38.93%
Jaime Ruiz Sacristán(5)	107,582	*
Steven M. Rull(6)	190,400	*
Alberto J. Paracchini(7)	472,486	1.58%
Lindsay Corby(8)	119,237	*
Timothy C. Hadro(9)	103,630	*
Rick Schobert(10)	40,817	*
Bruce Lammers(11)	89,763	*
Donald J. Meyer(12)	43,630	*
Thomas J. Bell III(13)	68,018	*
Megan Biggam(14)	54,157	*
All directors and executive officers as a group (15 persons)	13,307,395	45.13%

* Represents beneficial ownership of less than 1%

(1)

Mr. Antonio del Valle Perochena as general partner of MBG Investors I, L.P. possesses sole voting and investment power with respect to the shares of common stock held by MBG Investors I, L.P. and may be deemed the beneficial owner of such shares of common stock. Mr. del Valle Perochena owns 16.625% of the partnership interests of MBG Investors I, L.P. Mr. del Valle Perochena disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. The address for MBG Investors I, L.P. is 365 Bay Street, Suite 800, M5H2V1 Toronto, Ontario, Canada.

(2)

Mr. Eugenio Santiago Clariond Reyes as sole administrator of ECR Holdings, S.A. de C.V. possesses the voting and investment power with respect to the shares of common stock held by ECR Holdings, S.A. de C.V. and may be deemed the beneficial owner of such shares of common stock. The address for ECR Holdings, S.A. de C.V. is Vasconcelos 220, San Pedro Garza Garcia, Nuevo Leon, Mexico.

(3)

Includes 10,147 shares of common stock held through the Roberto Herencia Inc. Defined Benefit Plan. Mr. Herencia has investment and voting power over the shares of common stock held by the Roberto Herencia Inc. Defined Benefit Plan. Includes 343,191 shares of common stock underlying options that are currently exercisable and 85,797 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018.

(4)

Includes 1,600 shares of common stock held through the Phillip R. Cabrera Revocable Trust. Mr. Cabrera has investment and voting power over the shares of common stock held by the Phillip R. Cabrera Revocable Trust.

(5)

Shares of common stock are owned by Tenedora Jacaru S.A. de C.V. (“Tenedora”). Mr. Ruiz Sacristán possesses the voting and investment power over the shares of common stock owned by Tenedora. Mr. Ruiz Sacristán disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(6)

Includes the 190,400 shares of common stock held through the Rull Family Partnership, L.P. Mr. Rull possesses the voting and investment power with respect to the shares of common stock held by the Rull Family Partnership, L.P.

(7)

Includes 343,191 shares of our common stock underlying options that are currently exercisable, 85,797 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 19,684 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(8)

Includes 77,997 shares of our common stock underlying options that are currently exercisable, 19,499 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 12,470 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(9)

Includes 77,997 shares of our common stock underlying options that are currently exercisable, 19,499 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 6,134 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(10)

Includes 31,197 shares of our common stock underlying options that are currently exercisable, 7,800 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 1,570 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(11)

Includes 45,600 shares of common stock underlying options that are currently exercisable. Shares of common stock are held through the Bruce W. Lammers TR UA Jan. 17, 2014. Mr. Lammers possesses the voting and investment power with respect to the shares of common stock held by the Bruce W. Lammers TR UA Jan. 17, 2014.

(12)

Includes 17,997 shares of our common stock underlying options that are currently exercisable, 19,499 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 6,134 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(13)

Includes 46,797 shares of our common stock underlying options that are currently exercisable, 11,700 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 3,616 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

(14)

Includes 38,999 shares of our common stock underlying options that are currently exercisable, 9,749 shares of our common stock underlying options that are exercisable within 60 days of April 30, 2018, and 4,486 shares of restricted stock that have not yet vested but over which the stockholder has voting power.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company or one of its subsidiaries may occasionally enter into transactions with certain “related persons”. Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related party transactions”.

Related Party Transaction Policy

Our Board of Directors has adopted a written policy governing the review and approval of transactions with related parties that will or may be expected to exceed $120,000 in any fiscal year. The policy provides that related party transactions are reviewed and, if deemed appropriate, approved or ratified by our Audit Committee. Upon determination by our Audit Committee that a transaction requires review under the policy, the material facts are required to be presented to the Audit Committee. In determining whether or not to approve a related party transaction, our Audit Committee will take into account, among other relevant factors, whether the related party transaction is in our best interests, whether it involves a conflict of interest and the commercial reasonableness of the transaction. In the event that we become aware of a related party transaction that was not approved under the policy before it was entered into, our Audit Committee will review such transaction as promptly as reasonably practical and will take such course of action as may be deemed appropriate under the circumstances. In the event a member of our Audit Committee is not disinterested with respect to the related party transaction under review, that member may not participate in the review, approval or ratification of that related party transaction.

Certain decisions and transactions are not subject to the related party transaction approval policy, including: (i) decisions on compensation or benefits relating to directors or executive officers and (ii) indebtedness to us in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to us and not presenting more than the normal risk of collectability or other unfavorable features.

Certain Related Party Transactions

On March 24, 2016, we issued and sold 1,541,585 shares of common stock to MBG Investors I, L.P., a 5% stockholder, and received $25,050,764 for the sale of such securities. Mr. del Valle Perochena, one of our directors, had a pecuniary interest of $4,164,689 in this transaction based on his 16.625% ownership interest in MBG Investors I, L.P. On September 30, 2016, we issued and sold 658,740 shares of common stock to MBG Investors I, L.P. and we received $10,704,532 for the sale of such securities. Mr. del Valle Perochena had a pecuniary interest of $1,779,628 in this transaction based on his 16.625% ownership interest in MBG Investors I, L.P.

On March 24, 2016, we issued and sold 217,137 shares of common stock to ECR Holdings, S.A. de C.V., a 5% stockholder, and we received $3,528,489 for the sale of such securities. On September 30, 2016, we issued and sold 92,199 shares of common stock to ECR Holdings, S.A. de C.V. and we received $1,498,235 for the sale of such securities.

On March 24, 2016, we issued and sold 8,617 shares of common stock to Roberto Herencia, one of our directors, and we received $140,000 for the sale of such securities. On September 30, 2016, we issued and sold 3,585 shares of common stock to Mr. Herencia, and we received $58,260 for the sale of such securities.

On December 31, 2016, the Joann R. Rull Irrevocable Trust purchased 250 shares of Series F preferred stock (which were exchanged for series B preferred stock of Byline Delaware in the Reincorporation), and we received $250,000 for the sale of such securities. Steven M. Rull, one of our directors, is the trustee of the trust and his immediate family members are the beneficiaries.

Other Related Party Transactions

In the ordinary course of our business, we have engaged and expect to continue engaging through our bank in ordinary banking transactions with our directors, executive officers, their immediate family members and companies in which they may have a 5% or more beneficial ownership interest, including loans to such persons. Any such loan was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time such loan was made as loans made to persons who were not related to us. These loans do not involve more than the normal credit collection risk and do not present any other unfavorable features to us.

Foreign National Commitments and Passivity Commitments

Certain of our stockholders are foreign nationals, and we and certain of these foreign national stockholders have entered into commitments with the Federal Reserve that restrict our ability to engage in certain business transactions without the consent of the Federal Reserve. In particular, subject to certain limited exceptions, we are not permitted to engage in or be a party to any business transaction or relationship with a company that is controlled by these foreign national stockholders or by their immediate families. In addition, Byline Bank is not permitted to engage in or be a party to any extension of credit, as defined in the Federal Reserve’s Regulation O, to these foreign national stockholders, their immediate families or any company controlled by these foreign national stockholders. Byline Bank is also not permitted to engage in or be a party to any covered transaction, as defined in the Federal Reserve Act and the Federal Reserve’s Regulation W, with any company that is controlled by these foreign national stockholders.

Certain of our stockholders have entered into passivity commitments with the Federal Reserve that generally restrict these stockholders from entering into banking or nonbanking transactions with us. These stockholders may establish and maintain deposit accounts with us provided that the aggregate balance of these deposit accounts does not exceed $500,000 and the accounts are maintained on substantially the same terms as those prevailing for comparable accounts of persons who are unaffiliated with us.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Moss Adams LLP

Moss Adams LLP has served as our independent auditor since 2013.  The following is a summary and description of the aggregate fees for professional services provided by Moss Adams LLP to the Company and its subsidiaries for the fiscal years ended December 31, 2017 and 2016, as well as all out-of-pocket costs incurred in connection with these services that were billed to the Company.

	Year Ended December 31,
	2017	2016
Audit Fees(1)(2)	$1,078,000	$343,000
Audit-Related Fees	22,000	16,000
Tax Fees(3)	14,500	72,000
(1)	Fees for 2017 include estimated amounts to be billed.
(2)	For 2017, includes filing a Registration Statement on Form S-1 and related comfort letter procedures totaling $644,500.
(3)	Represents fees billed in 2017 and 2016 for income tax return services for 2015.

Audit Fees.  Audit fees consist primarily of fees and expenses for the audits of the Company’s annual consolidated financial statements as well as the review of interim condensed consolidated financial information included in the Company’s reports filed with the SEC.  Also included are fees for services normally provided by an independent auditor in connection with statutory and regulatory filings.  For 2017, fees include services associated with the filing of our Registration Statement on Form S-1and related comfort letter procedures in connection with our IPO.

Audit Related Fees.  Audit-related fees consist primarily of fees related to the audit or review of our financial statements, including internal control reviews, as well as the audit of the financial statements of our 401(k) plan.

Tax Fees.  Tax fees consist primarily of fees related to corporate tax compliance.  Moss Adams LLP did not provide tax compliance services to the Company during 2017 or 2016.  For 2017 and 216, tax fees reflect fees billed in 2017 and 2016 for income tax return services provided in 2015.

Audit Committee Preapproval Policies and Procedures

All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved by the Audit Committee.   Pursuant to the Audit Committee charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  In connection with the pre-approval of any permissible tax services or services related to internal control over financial reporting, the Audit Committee charter provides that the Audit Committee will discuss with the independent public accounting firm the potential impact on the firm’s independence in providing such services. Any pre-approval is subject to receipt of details as to the service or category of services to be provided and the provision of supporting documentation at the time of approval.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Such member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

10.1

Revolving Credit Agreement, dated as of October 13, 2016, by and between Byline Bancorp, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

10.2

Waiver Letter, dated June 7, 2017, by and between Byline Bancorp, Inc. and  CIBC Bank USA (formerly known as The PrivateBank and Trust Company) (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

10.3

Second Amendment to Revolving Credit Agreement, dated October 12, 2017, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (file No. 001-38139) filed on March 30, 2018 and incorporated herein by reference)

10.4

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.5

Employment Agreement with Timothy C. Hadro (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.6

Employment Agreement with Bruce W. Lammers (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19,2017 and incorporated herein by reference)†

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

21.1	Subsidiaries of Byline Bancorp, Inc. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38139) filed on March 30, 2018 and incorporated herein by reference)

23.1	Consent of Moss Adams LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-38139) filed on March 30, 2018 and incorporated herein by reference)

24.1	Power of Attorney (included on signature page hereto)*

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

101

Financial information from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2017, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements *

_______________________
*	Previously filed
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLINE BANCORP, INC.

Date: April 30, 2018	By:	/s/ Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alberto J. Paracchini	Director, President and Chief Executive Officer (principal executive officer)	April 30, 2018
Alberto J. Paracchini

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 30, 2018
Lindsay Corby

*	Director (Chairman)	April 30, 2018
Roberto R. Herencia

*	Director	April 30, 2018
L. Gene Beube

*	Director	April 30, 2018
Phillip R. Cabrera

/s/ William G. Kistner	Director	April 30, 2018
William G. Kistner

*	Director	April 30, 2018
Antonio del Valle Perochena

*	Director	April 30, 2018
Jaime Ruiz Sacristán

*	Director	April 30, 2018
Steven M. Rull

* By: Alberto J. Paracchini		April 30, 2018
Attorney-in-Fact