Form 10-Q
period 2018-03-31
BYLINE BANCORP, INC.
filed 2018-05-11
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $0.01 par value, 29,460,991 shares outstanding as of May 10, 2018

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$17,396	$19,404
Interest bearing deposits with other banks	110,645	38,945
Cash and cash equivalents	128,041	58,349
Securities available-for-sale, at fair value	626,057	583,236
Securities held-to-maturity, at amortized cost (fair value March 31, 2018—$110,419, December 31, 2017—$117,277)	112,266	117,163
Restricted stock, at cost	17,177	16,343
Loans held for sale	8,219	5,212
Loans and leases:
Loans and leases	2,280,418	2,277,492
Allowance for loan and lease losses	(17,640)	(16,706)
Net loans and leases	2,262,778	2,260,786
Servicing assets, at fair value	21,615	21,400
Accrued interest receivable	6,971	7,670
Premises and equipment, net	94,014	95,224
Assets held for sale	9,030	9,779
Other real estate owned, net	10,466	10,626
Goodwill	54,562	54,562
Other intangible assets, net	15,991	16,756
Bank-owned life insurance	5,838	5,718
Deferred tax assets, net	47,371	47,376
Due from counterparty	19,987	39,824
Other assets	21,989	16,106
Total assets	$3,462,372	$3,366,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$749,892	$760,887
Interest bearing deposits:
NOW, savings accounts, and money market accounts	1,018,361	973,685
Time deposits	756,294	708,757
Total deposits	2,524,547	2,443,329
Accrued interest payable	1,612	1,306
Line of credit	—	—
Federal Home Loan Bank advances	380,000	361,506
Securities sold under agreements to repurchase	27,815	31,187
Junior subordinated debentures issued to capital trusts, net	27,800	27,647
Accrued expenses and other liabilities	37,662	42,577
Total liabilities	2,999,436	2,907,552
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting $0.01 par value at March 31, 2018 and December 31, 2017; 150,000,000 shares authorized at March 31, 2018 and December 31, 2017; 29,404,048 shares issued and outstanding at March 31, 2018 and 29,317,298 issued and outstanding at December 31, 2017	293	292
Additional paid-in capital	392,932	391,586
Retained earnings	68,687	61,349
Accumulated other comprehensive loss, net of tax	(9,414)	(5,087)
Total stockholders’ equity	462,936	458,578
Total liabilities and stockholders’ equity	$3,462,372	$3,366,130

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$33,654	$28,396
Interest on taxable securities	4,055	3,790
Interest on tax-exempt securities	174	133
Other interest and dividend income	259	169
Total interest and dividend income	38,142	32,488
INTEREST EXPENSE
Deposits	2,498	1,483
Federal Home Loan Bank advances	1,358	660
Subordinated debentures and other borrowings	591	807
Total interest expense	4,447	2,950
Net interest income	33,695	29,538
PROVISION FOR LOAN AND LEASE LOSSES	5,115	1,891
Net interest income after provision for loan and lease losses	28,580	27,647
NON-INTEREST INCOME
Fees and service charges on deposits	1,312	1,219
Net servicing fees	563	919
ATM and interchange fees	1,218	1,348
Net gains on sales of securities available-for-sale	—	8
Net gains on sales of loans	7,476	8,082
Other non-interest income	859	732
Total non-interest income	11,428	12,308
NON-INTEREST EXPENSE
Salaries and employee benefits	18,278	16,602
Occupancy expense, net	3,755	3,739
Equipment expense	603	563
Loan and lease related expenses	1,400	877
Legal, audit and other professional fees	1,851	1,671
Data processing	2,301	2,409
Net gain recognized on other real estate owned and other related expenses	(1)	(570)
Regulatory assessments	241	184
Other intangible assets amortization expense	767	769
Advertising and promotions	249	289
Telecommunications	418	418
Other non-interest expense	2,057	1,900
Total non-interest expense	31,919	28,851
INCOME BEFORE PROVISION FOR INCOME TAXES	8,089	11,104
PROVISION FOR INCOME TAXES	1,321	4,544
NET INCOME	6,768	6,560
Dividends on preferred shares	193	189
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,575	$6,371
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.26
Diluted	$0.22	$0.25

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Net income	$6,768	$6,560
Securities available-for-sale
Unrealized holding (losses) gains arising during the period	(8,852)	1,020
Reclassification adjustments for net gains included in net income	—	(8)
Tax effect	2,395	(626)
Net of tax	(6,457)	386
Cash flow hedges
Unrealized holding gains arising during the period	4,070	(83)
Reclassification adjustments for (losses) gains included in net income	(61)	54
Tax effect	(1,116)	11
Net of tax	2,893	(18)
Total other comprehensive income (loss)	(3,564)	368
Comprehensive income	$3,204	$6,928

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018 and 2017

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	6,560	—	6,560
Other comprehensive income, net of tax	—	—	—	—	—	—	368	368
Cash dividends declared on preferred stock	—	—	—	—	—	(189)	—	(189)
Share-based compensation expense	—	—	—	—	286	—	—	286
Balance, March 31, 2017	25,441	$25,441	24,616,706	$—	$313,838	$57,304	$(6,900)	$389,683
Balance, January 1, 2018	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,564)	(3,564)
Issuance of common stock upon exercise of stock options	—	—	86,750	1	1,004	—	—	1,005
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(193)	—	(193)
Share-based compensation expense	—	—	—	—	342	—	—	342
Balance, March 31, 2018	10,438	$10,438	29,404,048	$293	$392,932	$68,687	$(9,414)	$462,936

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,
(dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,768	$6,560
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	5,115	1,891
Depreciation and amortization of premises and equipment	1,273	1,298
Net amortization of securities	1,009	1,184
Net gains on sales of securities available-for-sale	—	(8)
Net gains on sales of assets held for sale	(189)	(162)
Net gains on sales of loans	(7,476)	(8,082)
Originations of government guaranteed loans	(82,125)	(61,918)
Proceeds from government guaranteed loans sold	104,604	70,410
Accretion of premiums and discounts on acquired loans, net	(7,258)	(7,955)
Net change in servicing assets	(215)	(132)
Net valuation adjustments on other real estate owned	81	276
Net gains on sales of other real estate owned	(64)	(1,228)
Amortization of intangible assets	767	769
Amortization of time deposit premium	(5)	(463)
Amortization of Federal Home Loan Bank advances premium	(19)	(52)
Accretion of junior subordinated debentures discount	153	204
Share-based compensation expense	342	286
Deferred tax provision	1,284	4,220
Increase in cash surrender value of bank owned life insurance	(120)	(119)
Changes in assets and liabilities:
Accrued interest receivable	673	(666)
Other assets	622	739
Accrued interest payable	306	(534)
Accrued expenses and other liabilities	4,944	(1,418)
Net cash provided by operating activities	30,470	5,100
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(72,646)	(745)
Proceeds from maturities and calls of securities available-for-sale	5,430	1,182
Proceeds from paydowns of securities available-for-sale	14,691	17,718
Proceeds from sales of securities available-for-sale	—	8
Proceeds from paydowns of securities held-to-maturity	4,050	5,337
Purchases of Federal Home Loan Bank stock	(6,282)	(2,610)
Federal Home Loan Bank stock repurchases	5,448	8,100
Proceeds from other loans sold	—	9,984
Net change in loans and leases	(10,723)	(9,412)
Purchases of premises and equipment	(63)	(797)
Proceeds from sales of assets held for sale	954	2,752
Proceeds from sales of other real estate owned	1,187	5,157
Net cash (used in) provided by investing activities	(57,954)	36,674

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,
(dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$81,223	$85,908
Proceeds from Federal Home Loan Bank advances	1,589,900	825,000
Repayments of Federal Home Loan Bank advances	(1,571,387)	(929,000)
Repayments of line of credit	—	(2,500)
Net (decrease) increase in securities sold under agreements to repurchase	(3,372)	14,691
Dividends paid on preferred stock	(193)	(189)
Proceeds from issuance of common stock upon exercise of stock options	1,005	—
Proceeds from issuance of preferred stock	—	1,050
Net cash provided by (used in) financing activities	97,176	(5,040)
NET INCREASE IN CASH AND CASH EQUIVALENTS	69,692	36,734
CASH AND CASH EQUIVALENTS, beginning of period	58,349	46,533
CASH AND CASH EQUIVALENTS, end of period	$128,041	$83,267
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,012	$3,795
Cash payments during the period for taxes	$63	$832
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$(6,457)	$386
Change in fair value of cash flow hedges, net of tax	$2,893	$(18)
Delayed payments of mortgage-backed securities	$726	$372
Change in due to broker	$9,838	$(9,978)
Transfers of loans to loans held for sale	$—	$10,061
Transfers of loans to other real estate owned	$1,044	$808
Transfers of land and premises to assets held for sale	$—	$1,508
Transfers of premises and equipment to other assets	$—	$502
Transfers of other assets to assets held for sale	$16	$—

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2018 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.

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

During the three months ended March 31, 2018, we revised our previously issued 2017 consolidated financial statements to properly record a deferred tax liability associated with the bad debt recapture assumed from the acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) and its subsidiaries on October 14, 2016. The acquisition of Ridgestone was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017.

We evaluated the effect of the error to our previously issued consolidated financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 and No. 108,  and, based upon quantitative and qualitative factors, determined that the error was not material to our previously issued consolidated financial statements. Accordingly, we have reflected the change in 2017 and revised our Consolidated Statements of Financial Condition disclosed herein. Consolidated financial statements for periods not presented herein will be revised, as applicable, as they are included in future filings.

All financial information presented in the accompanying notes to these consolidated financial statements was revised to reflect the change. The change did not affect net income or stockholders’ equity for the periods impacted.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the effect of the aforementioned revisions to our Consolidated Statements of Financial Condition as of December 31, 2017:

	December 31, 2017
	(dollars in thousands)
	As Reported	Adjustment	As Revised
Goodwill	$51,975	$2,587	$54,562
Deferred tax assets, net	49,963	(2,587)	47,376
Total assets	3,366,130	—	3,366,130

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

Revenue from Contracts with Customers In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, deferred by ASU No. 2015-14 and clarifying standards, Revenue from Contracts with Customers, which creates Topics 606 and 610 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under the terms of ASU No. 2015-14 the standard is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the standard will have on the Company’s Consolidated Financial Statements. As a financial institution, the Company’s largest component of revenue, interest income, is excluded from the scope of this ASU. The Company is currently evaluating which, if any, of its sources of non-interest income will be impacted by this ASU. Assuming the Company remains an emerging growth company, the Company expects to adopt this new guidance on January 1, 2019, with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606: (1) identifying performance obligations and (2) licensing implementation guidance, while retaining the related principles for those areas. The amendments in this ASU affect the guidance in ASU 2014-09, discussed above, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606, Revenues from Contracts with Customers. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014-09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In November 2017, FASB issued ASU No. 2017-14, amending ASC Topic 606, Revenue from Contracts with Customers. The ASU amends the codification to incorporate additional previously issued guidance from the SEC. The SEC issued SAB 116 to bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers. The SAB modified SAB Topic 13, Revenue Recognition. ASU 2017-14 supersedes various SEC paragraphs and amends an SEC paragraph pursuant to the issuance of SAB 116. The Company is evaluating the provisions of this ASU in conjunction with ASU No. 2014‑09 to determine the potential impact Topic 606 and its amendments will have on the Company’s Consolidated Financial Statements.

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

In March 2018, FASB issued ASU No. 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU clarifies the guidance in ASU No. 2016-01. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the provisions of ASU No. 2018-03 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods beginning January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Leases (Topic 842) In February 2016, FASB issued ASU No. 2016-02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company expects an increase in assets and liabilities as a result of recognizing additional lease contracts where the Company is a lessee.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Derivatives and Hedging (Topic 815) In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance will be effective for reporting periods after January 1, 2019 with early adoption permitted. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

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

Intangibles—Goodwill and Other (Topic 350) In January 2017, FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

impairment test by eliminating step two from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted these amendments in 2017, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) In July 2017, FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments. The ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017‑11 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Income Statement—Reporting Comprehensive Income (Topic 220) In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act. The ASU provides reporting entities with an option to reclassify stranded tax effects within AOCI

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires reporting entities to disclose: a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the new guidance on January 1, 2018. The adoption did not impact the Company’s Statements of Operations, and resulted in a reclassification of $763,000 from accumulated other comprehensive income to retained earnings.

Financial Services—Depository and Lending (Topic 942) In May 2018, FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Depository and Lending—Income Taxes. The amendments in this ASU supersede the guidance within Subtopic 942-741 that has been rescinded by the OCC and no longer relevant. A cross-reference between Subtopic 740-30, Income Taxes—Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740-30 to improve the usefulness of the codification. The amendments in this Update are effective upon issuance, as no accounting requirements are affected. The amendments in this ASU do not have a material impact on the Company’s Consolidated Financial Statements.

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

Under the terms of the Agreement, each Ridgestone common share was converted into the right to receive, at the election of the stockholder (subject to proration as outlined in the Agreement), either cash or Company common stock, or the combination of both. Total consideration included aggregate cash in the amount of $36.8 million and the issuance of 4,199,791 shares of the Company’s common stock valued at $16.25 per common share. The transaction resulted in goodwill of $28.9 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Acquisition advisory expenses related to the Ridgestone acquisition of $1.6  million are reflected in non-interest expense on the Consolidated Statements of Operations. Stock issuance costs were not material. There were no contingent assets or liabilities arising from the acquisition.

The acquisition of Ridgestone was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the estimates of fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$25,480
Securities available-for-sale	27,662
Restricted stock	931
Loans held for sale	15,363
Loans	351,820
Servicing assets	20,295
Premises and equipment	2,011
Other real estate owned	1,525
Other intangible assets	486
Bank-owned life insurance	2,352
Other assets	5,641
Total assets acquired	453,566
Liabilities
Deposits	361,370
Federal Home Loan Bank advances	9,773
Junior subordinated debentures	1,339
Accrued expenses and other liabilities	4,958
Total liabilities assumed	377,440
Net assets acquired	$76,126
Consideration paid
Common stock (4,199,791 shares issued at $16.25 per share)	68,247
Cash paid	36,753
Total consideration paid	105,000
Goodwill	$28,874

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$312,166
Gross contractual amounts receivable	450,292
Estimate of contractual cash flows not expected to be collected(1)	19,661
Estimate of contractual cash flows expected to be collected	430,631

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Ridgestone for periods from January 1, 2017 through March 31, 2017 and January 1, 2018 through March 31, 2018. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Ridgestone was merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$22,934	$2	$(195)	$22,741
U.S. Government agencies	64,293	46	(1,718)	62,621
Obligations of states, municipalities, and political subdivisions	32,876	21	(749)	32,148
Residential mortgage-backed securities
Agency	321,957	—	(12,907)	309,050
Non-agency	55,341	—	(1,067)	54,274
Commercial mortgage-backed securities
Agency	76,866	76	(2,815)	74,127
Non-agency	31,688	—	(1,344)	30,344
Corporate securities	35,257	315	(209)	35,363
Other securities	3,628	1,875	(114)	5,389
Total	$644,840	$2,335	$(21,118)	$626,057

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,982	$44	$(335)	$23,691
Residential mortgage-backed securities
Agency	49,946	—	(822)	49,124
Non-agency	38,338	—	(734)	37,604
Total	$112,266	$44	$(1,891)	$110,419

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,999	$—	$(136)	$14,863
U.S. Government agencies	54,248	—	(1,290)	52,958
Obligations of states, municipalities, and political subdivisions	33,405	100	(335)	33,170
Residential mortgage-backed securities
Agency	315,103	—	(7,646)	307,457
Non-agency	39,485	104	(75)	39,514
Commercial mortgage-backed securities
Agency	70,964	45	(1,966)	69,043
Non-agency	31,763	—	(792)	30,971
Corporate securities	29,573	507	(104)	29,976
Other securities	3,627	1,730	(73)	5,284
Total	$593,167	$2,486	$(12,417)	$583,236

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,030	$197	$(82)	$24,145
Residential mortgage-backed securities
Agency	53,731	79	(203)	53,607
Non-agency	39,402	174	(51)	39,525
Total	$117,163	$450	$(336)	$117,277

The Company did not classify securities as trading during the three months ended March 31, 2018 or during 2017.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$9,954	$(12)	$9,817	$(183)	$19,771	$(195)
U.S. Government agencies	9	989	(10)	51,558	(1,708)	52,547	(1,718)
Obligations of states, municipalities and political subdivisions	36	22,418	(475)	4,374	(274)	26,792	(749)
Residential mortgage-backed securities
Agency	43	33,601	(598)	275,450	(12,309)	309,051	(12,907)
Non-agency	6	49,937	(885)	4,337	(182)	54,274	(1,067)
Commercial mortgage-backed securities
Agency	8	7,228	(24)	55,306	(2,791)	62,534	(2,815)
Non-agency	5	—	—	30,344	(1,344)	30,344	(1,344)
Corporate securities	6	8,438	(131)	2,434	(78)	10,872	(209)
Other securities	1	—	—	1,880	(114)	1,880	(114)
Total	120	$132,565	$(2,135)	$435,500	$(18,983)	$568,065	$(21,118)

		Less than 12 Months		12 Months or Longer		Total
March 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	24	$15,870	$(286)	$1,539	$(49)	$17,409	$(335)
Residential mortgage-backed securities
Agency	20	42,065	(572)	7,060	(250)	49,125	(822)
Non-agency	7	33,441	(591)	4,162	(143)	37,603	(734)
Total	51	$91,376	$(1,449)	$12,761	$(442)	$104,137	$(1,891)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$4,998	$(2)	$9,865	$(134)	$14,863	$(136)
U.S. Government agencies	9	992	(7)	51,966	(1,283)	52,958	(1,290)
Obligations of states, municipalities and political subdivisions	29	16,059	(137)	4,453	(198)	20,512	(335)
Residential mortgage-backed securities
Agency	41	15,441	(181)	292,016	(7,465)	307,457	(7,646)
Non-agency	1	—	—	4,565	(75)	4,565	(75)
Commercial mortgage-backed securities
Agency	7	—	—	57,442	(1,966)	57,442	(1,966)
Non-agency	5	—	—	30,971	(792)	30,971	(792)
Corporate securities	3	2,406	(80)	2,489	(24)	4,895	(104)
Other securities	1	—	—	1,921	(73)	1,921	(73)
Total	101	$39,896	$(407)	$455,688	$(12,010)	$495,584	$(12,417)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	12	$7,409	$(38)	$1,548	$(44)	$8,957	$(82)
Residential mortgage-backed securities
Agency	13	24,344	(107)	7,935	(96)	32,279	(203)
Non-agency	3	10,458	(10)	4,382	(41)	14,840	(51)
Total	28	$42,211	$(155)	$13,865	$(181)	$56,076	$(336)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2018, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 120 securities available-for-sale with unrealized losses at March 31, 2018. There were 51 securities held-to-maturity with unrealized losses at March 31, 2018. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses for the three months ended March 31, 2018 and 2017 are listed below:

	For the Three Months Ended
	March 31,
	2018	2017
Proceeds	$—	$8
Gross gains	—	8
Gross losses	—	—

There were no gains or losses reclassified from accumulated other comprehensive income (loss) into earnings for the three months ended March 31, 2018 and $8,000 for the three months ended March 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Securities pledged at March 31, 2018 and December 31, 2017 had carrying amounts of $348.6 million and $262.5 million, respectively. At March 31, 2018 and December 31, 2017, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $160.3 million and $99.3 million, respectively, and for customer repurchase agreements of $32.9 million and $34.8 million, respectively. At March 31, 2018 and December 31, 2017, securities pledged for advances from the Federal Home Loan Bank were $155.5 million and $128.4 million, respectively. Other securities were pledged for purposes required or permitted by law. At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2018, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$5,695	$5,689
Due from one to five years	88,763	87,589
Due from five to ten years	47,396	46,274
Due after ten years	14,042	14,013
Mortgage-backed securities	485,852	467,795
Other securities with no defined maturity	3,092	4,697
Total	$644,840	$626,057
Held-to-maturity
Due from one to five years	$3,523	$3,500
Due from five to ten years	11,706	11,523
Due after ten years	8,753	8,668
Mortgage-backed securities	88,284	86,728
Total	$112,266	$110,419

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2018	2017
Commercial real estate	$840,958	$891,971
Residential real estate	568,030	577,123
Construction, land development, and other land	117,597	105,996
Commercial and industrial	569,647	522,254
Installment and other	4,082	4,182
Lease financing receivables	177,932	174,165
Total loans and leases	2,278,246	2,275,691
Net unamortized deferred fees and costs	(1,357)	(1,720)
Initial direct costs	3,529	3,521
Allowance for loan and lease losses	(17,640)	(16,706)
Net loans and leases	$2,262,778	$2,260,786

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2018	2017
Lease financing receivables
Net minimum lease payments	$193,146	$188,986
Unguaranteed residual values	1,613	1,644
Unearned income	(16,827)	(16,465)
Total lease financing receivables	177,932	174,165
Initial direct costs	3,529	3,521
Lease financial receivables before allowance for lease losses	$181,461	$177,686

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At March 31, 2018 and December 31, 2017, total loans and leases included the guaranteed amount of U.S. Government guaranteed loans of $73.2 million and $77.0 million, respectively. At March 31, 2018 and December 31, 2017, installment and other loans included overdraft deposits of $467,000 and $617,000, respectively, which were reclassified as loans. At March 31, 2018 and December 31, 2017, loans and loans held for sale pledged as security for borrowings were $530.0 million and $516.9 million, respectively.

The minimum annual lease payments for lease financing receivables as of March 31, 2018 are summarized as follows:

Minimum Lease Payments
2018	$51,913
2019	58,980
2020	42,897
2021	25,541
2022	12,131
Thereafter	1,684
Total	$193,146

Originated loans and leases represent loan originations or purchases other than those from a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2018 and December 31, 2017:

March 31, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$485,324	$157,956	$197,589	$840,869
Residential real estate	397,516	139,858	30,785	568,159
Construction, land development, and other land	110,092	5,156	1,822	117,070
Commercial and industrial	470,689	8,055	89,985	568,729
Installment and other	3,645	449	36	4,130
Lease financing receivables	151,468	—	29,993	181,461
Total loans and leases	$1,618,734	$311,474	$350,210	$2,280,418

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$513,622	$166,712	$211,359	$891,693
Residential real estate	400,571	144,562	32,085	577,218
Construction, land development, and other land	97,638	5,946	1,845	105,429
Commercial and industrial	416,499	10,008	94,731	521,238
Installment and other	3,724	462	42	4,228
Lease financing receivables	141,329	—	36,357	177,686
Total loans and leases	$1,573,383	$327,690	$376,419	$2,277,492

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.5 million and $3.9 million, at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018		December 31, 2017
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$227,322	$157,956	$235,898	$166,712
Residential real estate	200,524	139,858	207,660	144,562
Construction, land development, and other land	13,108	5,156	13,270	5,946
Commercial and industrial	16,079	8,055	18,333	10,008
Installment and other	1,796	449	1,819	462
Total acquired impaired loans	$458,829	$311,474	$476,980	$327,690

The following table summarizes the changes in accretable yield for acquired impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$36,446	$36,868
Accretion to interest income	(5,691)	(5,684)
Reclassification from nonaccretable difference, net	8,545	3,560
Ending balance	$39,300	$34,744

Acquired non-impaired loans and leases—The unpaid principal balance and carrying value for acquired non-impaired loans and leases at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$203,539	$197,589	$221,710	$211,359
Residential real estate	31,291	30,785	32,605	32,085
Construction, land development, and other land	1,881	1,822	1,926	1,845
Commercial and industrial	100,894	89,985	105,529	94,731
Installment and other	350	36	355	42
Lease financing receivables	31,227	29,993	37,476	36,357
Total acquired non-impaired loans and leases	$369,182	$350,210	$399,601	$376,419

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2018 and 2017 are as follows:

March 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions (releases)	934	(74)	397	3,424	20	414	5,115
Charge-offs	(409)	—	(418)	(3,085)	—	(510)	(4,422)
Recoveries	—	—	—	6	—	235	241
Ending balance	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640
Ending balance:
Individually evaluated for impairment	$1,572	$153	$—	$2,963	$14	$—	$4,702
Collectively evaluated for impairment	1,827	1,036	177	3,626	11	2,732	9,409
Loans acquired with deteriorated credit quality	1,920	375	24	1,174	36	—	3,529
Total allowance for loan and lease losses	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640

March 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$12,375	$2,029	$—	$12,598	$14	$—	$27,016
Collectively evaluated for impairment	670,538	426,272	111,914	548,076	3,667	181,461	1,941,928
Loans acquired with deteriorated credit quality	157,956	139,858	5,156	8,055	449	—	311,474
Total loans and leases	$840,869	$568,159	$117,070	$568,729	$4,130	$181,461	$2,280,418

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions (releases)	340	1	(325)	855	(3)	1,023	1,891
Charge-offs	(238)	(67)	—	(215)	—	(770)	(1,290)
Recoveries	—	—	—	—	—	293	293
Ending balance	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Ending balance:
Individually evaluated for impairment	$—	$282	$26	$966	$325	$—	$1,599
Collectively evaluated for impairment	1,622	1,470	391	3,210	5	1,769	8,467
Loans acquired with deteriorated credit quality	425	665	—	660	1	—	1,751
Total allowance for loan and lease losses	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817

March 31, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$9,764	$1,262	$85	$3,317	$327	$—	$14,755
Collectively evaluated for impairment	611,397	430,469	99,114	432,036	2,054	162,675	1,737,745
Loans acquired with deteriorated credit quality	201,689	169,676	6,116	13,114	439	—	391,034
Total loans and leases	$822,850	$601,407	$105,315	$448,467	$2,820	$162,675	$2,143,534

The Company increased the allowance for loan and lease losses by $934,000 and $894,000 for the three months ended March 31, 2018 and 2017, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $345,000 for the three months ended March 31, 2018. The Company increased the allowance for loan and lease losses for acquired impaired loans by $140,000 for the three months ended March 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of March 31, 2018 and December 31, 2017, which excludes acquired impaired loans:

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$6,151	$7,116	$—
Residential real estate	1,682	1,653	—
Commercial and industrial	6,441	7,678	—
With an allowance recorded
Commercial real estate	6,224	7,684	1,572
Residential real estate	347	345	153
Commercial and industrial	6,157	9,160	2,963
Installment and other	14	14	14
Total impaired loans	$27,016	$33,650	$4,702

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$11,425	$12,936	$—
Residential real estate	2,075	2,046	—
Commercial and industrial	5,470	6,774	—
With an allowance recorded
Commercial real estate	2,459	2,634	1,101
Residential real estate	354	351	158
Commercial and industrial	9,314	9,724	2,692
Installment and other	14	14	14
Total impaired loans	$31,111	$34,479	$3,965

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the periods ended as follows:

March 31, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,039	$103
Residential real estate	1,930	10
Commercial and industrial	7,300	62
With an allowance recorded
Commercial real estate	4,122	37
Residential real estate	351	1
Commercial and industrial	6,975	102
Installment and other	14	—
Total impaired loans	$29,731	$315

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,798	$130
Residential real estate	787	7
Commercial and industrial	1,402	60
With an allowance recorded
Residential real estate	488	1
Construction, land development and other land	86	6
Commercial and industrial	1,881	3
Installment and other	328	4
Total impaired loans	$14,770	$211

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of March 31, 2018 and December 31, 2017:

March 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$593,209	$393,416	$85,634	$465,449	$3,648	$178,759	$1,720,115
Watch	65,816	29,875	23,127	64,914	2	159	183,893
Special Mention	10,665	2,573	3,153	12,272	17	1,092	29,772
Substandard	13,223	2,437	—	18,039	14	1,162	34,875
Doubtful	—	—	—	—	—	289	289
Loss	—	—	—	—	—	—	—
Total	$682,913	$428,301	$111,914	$560,674	$3,681	$181,461	$1,968,944

December 31, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$638,066	$398,743	$73,935	$415,163	$3,732	$174,672	$1,704,311
Watch	58,217	29,165	22,380	67,024	20	190	176,996
Special Mention	14,645	2,251	3,168	13,535	—	1,293	34,892
Substandard	14,053	2,497	—	15,508	14	1,259	33,331
Doubtful	—	—	—	—	—	272	272
Loss	—	—	—	—	—	—	—
Total	$724,981	$432,656	$99,483	$511,230	$3,766	$177,686	$1,949,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at March 31, 2018 and December 31, 2017:

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$9,266	$—	$—	$8,194	$17,460	$665,453	$682,913
Residential real estate	79	—	—	1,848	1,927	426,374	428,301
Construction, land development, and other land	—	—	—	—	—	111,914	111,914
Commercial and industrial	10,064	1,704	—	12,916	24,684	535,990	560,674
Installment and other	17	—	—	14	31	3,650	3,681
Lease financing receivables	1,282	377	—	654	2,313	179,148	181,461
Total	$20,708	$2,081	$—	$23,626	$46,415	$1,922,529	$1,968,944

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,783	$968	$—	$8,459	$14,210	$710,771	$724,981
Residential real estate	148	—	—	2,092	2,240	430,416	432,656
Construction, land development, and other land	—	—	—	—	—	99,483	99,483
Commercial and industrial	6,667	967	—	4,348	11,982	499,248	511,230
Installment and other	18	—	—	14	32	3,734	3,766
Lease financing receivables	997	638	—	851	2,486	175,200	177,686
Total	$12,613	$2,573	$—	$15,764	$30,950	$1,918,852	$1,949,802

At March 31, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $2.1 million and $2.6 million, respectively. The restructurings were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The Company has allocated a specific allowance of $215,000 and $357,000 for these loans at March 31, 2018 and December 31, 2017, respectively. In addition, there were no commitments outstanding on troubled debt restructurings.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2018 and year ended December 31, 2017 resulted in $144,000 and $487,000 of charge-offs or permanent reductions of the recorded investments in the loans, respectively. There was one commercial real estate loan totaling $125,000 that was  modified as a troubled debt restructuring during the three months ended March 31, 2018. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the year ended December 31, 2017 had a recorded investment of $144,000. No troubled debt restructurings subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2018.

At March 31, 2018 and December 31, 2017, the reserve for unfunded commitments was $1.0 million and $923,000, respectively. During the three months ended March 31, 2018 and 2017, the provisions for unfunded commitments were $113,000 and $50,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$21,400	$21,091
Additions, net	2,102	1,422
Changes in fair value	(1,887)	(1,290)
Ending balance	$21,615	$21,223

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Loan portfolios serviced for:
SBA guaranteed loans	1,066,269	1,021,143
USDA guaranteed loans	93,650	91,758
Total	$1,159,919	$1,112,901

 Loan servicing income totaled $563,000 and $919,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Beginning balance	$10,626	$16,570
Net additions to OREO	1,044	808
Dispositions of OREO	(1,123)	(3,929)
Valuation adjustments	(81)	(276)
Ending balance	$10,466	$13,173

At March 31, 2018 and December 31, 2017, the balance of real estate owned included $2.9 million and $3.6 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.4 million and $1.9 million, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
Beginning balance	$54,562	$16,720	$51,975	$19,776
Amortization or accretion	—	(761)	—	(765)
Ending balance	$54,562	$15,959	$51,975	$19,011
Accumulated amortization or accretion	N/A	$14,227	N/A	$11,175
Weighted average remaining amortization or accretion period	N/A	5.4 years	N/A	6.4 Years

The Company had other intangible assets of $32,000 and $36,000 as of March 31, 2018 and December 31, 2017, respectively, related to trademark-related transactions.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at March 31, 2018:

Estimated Amortization
2018	$2,295
2019	3,050
2020	3,027
2021	3,017
2022	3,010
Thereafter	1,592
Total	$15,991

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the three months ended March 31, 2018 and 2017 were 16.3% and 40.9%, respectively. The reduction in the effective tax rate is primarily a result of the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded a net income tax benefit of $724,000 as a result of the rate change.

Net deferred tax assets remained relatively unchanged at $47.4 million at March 31, 2018 compared to December 31, 2017.  The reduction in the Company’s net operation loss carryforwards being applied to the current year tax liability was offset by an increase in its deferred tax asset related to unrealized holding losses on securities available-for-sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Non-interest bearing demand deposits	$749,892	$760,887
Interest bearing checking accounts	196,802	186,611
Money market demand accounts	382,282	349,862
Other savings	439,277	437,212
Time deposits (below $250,000)	665,541	627,255
Time deposits ($250,000 and above)	90,753	81,502
Total deposits	$2,524,547	$2,443,329

Time deposits of $250,000 or more included no brokered deposits at March 31, 2018 or December 31, 2017.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Federal Home Loan Bank advances	$380,000	$361,506
Weighted average cost	1.88%	1.49%

At March 31, 2018, fixed-rate advances totaled $250.0 million with an interest rate of 2.02% and maturing June 2018. Total floating rate advances were $130.0 million at March 31, 2018, with interest rates of approximately 1.62% and maturities ranging from April 2018 to May 2018. The Company’s advances from the FHLB are collateralized by residential real estate loans and securities. The Company’s required investment in FHLB stock is $1 for every $20 in advances. Refer to Note 4—Securities for additional discussion. At March 31, 2018 and December 31, 2017, the Bank has additional borrowing capacity from the FHLB of $797.5 million and $795.0 million, respectively, subject to the availability of proper collateral.  The Bank’s maximum borrowing capacity is limited to 35% of total assets.

 The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedge Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Securities sold under agreements to repurchase	$27,815	$31,187
Line of credit	—	—
Total	$27,815	$31,187

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, in connection with the Ridgestone acquisition, the Company entered into a $30.0 million credit agreement with a correspondent bank.  At March 31, 2018 and December 31, 2017, the interest rate was 3.75% . In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity.  In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 12, 2017 and carried an interest rate equal to the Prime Rate. On October 12, 2017, the Company amended the credit agreement, which extended the maturity date to October 11, 2018. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 25 basis points. At March 31, 2018 and December 31, 2017, the line of credit has not been drawn upon, so an interest rate option has not been selected.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Federal Reserve Bank of Chicago discount window line	$156,077	$144,248
Available federal funds lines	55,000	55,000

Note 14—Junior Subordinated Debentures

At March 31, 2018 and December 31, 2017, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2018	Aggregate Principal Amount December 31, 2017	Stated Maturity	Contractual Rate at March 31, 2018	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.97%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	5.09%	Five-year LIBOR + 3.50%
Total liability, at par	36,500	36,500
Discount	(8,700)	(8,853)
Total liability, at carrying value	$27,800	$27,647

 In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three LIBOR plus 2.79% (4.97% and 4.39% at March 31, 2018 and December 31, 2017, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $65,000 and $62,000 as of March 31, 2018 and December 31, 2017, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (5.09% at March 31, 2018 and December 31, 2017), which is in effect until September 30, 2018 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of March 31, 2018 or December 31, 2017.

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

The minimum annual rental commitments for operating leases subsequent to March 31, 2018, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2018	$2,307
2019	2,600
2020	2,089
2021	1,809
2022	972
Thereafter	2,073
Total	$11,850

The Company’s rental expenses for the three months ended March 31, 2018 and 2017  were $1.2 million and $1.1 million, respectively.  During the three months ended March 31, 2018 and 2017, the Company received $170,000 and $190,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense.  The total amount of minimum rentals to be received in the future on these subleases is approximately $1.8 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. The amounts are not material.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Bank does not anticipate any material losses as a result of the commitments and standby letters of credit.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$58,074	$510,822	$55,924	$467,429
Standby letters of credit	2,570	3,538	1,226	3,337
Total	$60,644	$514,360	$57,150	$470,766

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 19.50% and maturities up to 2024. Variable rate loan commitments have interest rates ranging from 2.45% to 11.75% and maturities up to 2040.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2018 and 2017, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
March 31, 2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$22,741	$22,741	$—	$—
U.S. Government agencies	62,621	—	62,621	—
Obligations of states, municipalities, and political subdivisions	32,148	—	31,773	375
Mortgage-backed securities; residential
Agency	309,050	—	309,050	—
Non-agency	54,274	—	54,274	—
Mortgage-backed securities; commercial
Agency	74,127	—	74,127	—
Non-agency	30,344	—	30,344	—
Corporate securities	35,363	—	35,363	—
Other securities	5,389	1,880	2,817	692
Servicing assets	21,615	—	—	21,615
Derivative assets	10,500	—	10,500	—
Financial liabilities
Derivative liabilities	1,432	—	1,430	2

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,863	$14,863	$—	$—
U.S. Government agencies	52,958	—	52,958	—
Obligations of states, municipalities, and political subdivisions	33,170	—	32,795	375
Mortgage-backed securities; residential
Agency	307,457	—	307,457	—
Non-agency	39,514	—	39,514	—
Mortgage-backed securities; commercial
Agency	69,043	—	69,043	—
Non-agency	30,971	—	30,971	—
Corporate securities	29,976	—	29,976	—
Other securities	5,284	1,921	2,686	677
Servicing assets	21,400	—	—	21,400
Derivative assets	5,981	—	5,981	—
Financial liabilities
Derivative liabilities	994	—	994	—

During 2016, the Company acquired the servicing assets and single-issuer trust preferred securities included in other securities categorized as Level 3 of the fair value hierarchy through a business combination.

The Company has purchased privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for one municipal government entity located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018 and 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2018	2017	2018	2017
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,052	$1,080	$21,400	$21,091
Additions, net	—	—	2,102	1,422
Amortization	1	1	—	—
Change in unrealized loss	14	—	—	—
Change in fair value	—	—	(1,887)	(1,290)
Balance, end of period	$1,067	$1,081	$21,615	$21,223

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2018:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.2%—2.4%	2.3%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	7.5%—9.9%	8.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	5.6%—16.3%	9.3%	Decrease
		Discount rate	10.4%—20.6%	14.2%	Decrease
		Expected weighted average loan life	0.8—7.9 years	5.5 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
March 31, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$10,803	$—	$—	$10,803
Residential real estate	1,876	—	—	1,876
Construction, land development, and other land	—	—	—	—
Commercial and industrial	9,635	—	—	9,635
Installment and other	—	—	—	—
Assets held for sale	9,030	—	—	9,030
Other real estate owned	10,466	—	—	10,466

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$12,783	$—	$—	$12,783
Residential real estate	2,271	—	—	2,271
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,092	—	—	12,092
Installment and other	—	—	—	—
Assets held for sale	9,779	—	—	9,779
Other real estate owned	10,626	—	—	10,626

The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the Company’s assets and liabilities classified as Level 3 and measured at fair value on a non-recurring basis as of March 31, 2018:

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

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2018		2017
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$17,396	$17,396	$19,404	$19,404
Interest bearing deposits with other banks	2	110,645	110,645	38,945	38,945
Securities held-to-maturity	2	112,266	110,419	117,163	117,277
Other restricted stock	2	17,177	17,177	16,343	16,343
Loans held for sale	3	8,219	9,122	5,212	5,851
Loans and lease receivables, net	3	2,262,778	2,230,050	2,260,786	2,240,235
Accrued interest receivable	3	6,971	6,971	7,670	7,670
Financial liabilities
Non-interest bearing deposits	2	749,892	749,892	760,887	760,887
Interest bearing deposits	2	1,774,655	1,769,476	1,682,442	1,678,535
Accrued interest payable	2	1,612	1,612	1,306	1,306
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	380,000	380,000	361,506	361,500
Securities sold under repurchase agreement	2	27,815	27,815	31,187	31,187
Junior subordinated debentures	3	27,800	34,025	27,647	33,907

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$9,047	$—	$250,000	$5,030	$38
Derivatives not designated as hedging instruments
Other interest rate swaps	94,123	1,453	1,430	94,726	951	956
Other credit derivatives	1,250	—	2	—	—	—
Total derivatives	$345,373	$10,500	$1,432	$344,726	$5,981	$994

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of March 31, 2018 and December 31, 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings when the hedged FHLB advances affect earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the three months ended March 31, 2018 and 2017.

Interest recorded on these swap transactions reduced FHLB expense by $61,000 and increased FHLB expense by $54,000 during the three months ended March 31, 2018 and 2017, respectively, and is reported as a component of interest expense on FHLB advances. At March 31, 2018, the Company estimates $1.8 million of the unrealized gain to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2018			March 31, 2017
	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$4,070	$61	$—	$(83)	$(54)	$—

Other interest rate swaps—The total combined notional amount was $94.1 million as of March 31, 2018 with maturities ranging from January 2020 to November 2027. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2018, there were no transaction fees related to these derivative instruments. During the three months ended March 31, 2017, transaction fees were $113,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects other interest rate swaps as of March 31, 2018:

Notional amounts	$94,123
Derivative assets fair value	1,453
Derivative liabilities fair value	1,430
Weighted average pay rates	4.38%
Weighted average receive rates	4.02%
Weighted average maturity	6.0 years

Other credit derivative—The total notional amount was $1.3 million as of March 31, 2018 with a maturity date of January 2025. The fair value of the other credit derivative is reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivative resulted in an increase to other non-interest income of $23,000 during the three months ended March 31, 2018.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three months ended March 31, 2018, the CVA resulted in an increase to non-interest income of $27,000. During the three months ended March 31, 2017, the CVA resulted in a decrease to non-interest income of $13,000.

The Company has entered into a risk participation agreement with a counterparty bank to assume a portion of the credit risk related to borrower transactions. The credit risk related to this derivative is managed through the Company’s loan underwriting process.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2018		December 31, 2017
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$10,500	$1,432	$5,981	$994
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$10,500	$1,432	$5,981	$994
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	—	—	(232)	(232)
Collateral posted	(10,500)	(1,424)	(5,371)	(745)
Net credit exposure (excess collateral)	$—	$8	$378	$17

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

As of March 31, 2018, the counterparties posted collateral of $11.5 million, which resulted in excess collateral with the Company. For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivatives asset.

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

On July 6, 2017, in conjunction with the completion of the IPO, the Company granted 58,900 restricted shares of the Company’s common stock to certain key employees, pursuant to the Omnibus Plan. The restricted shares will cliff vest on the third anniversary of the grant date, subject to continued employment. Subsequent to the grant date, 400 restricted shares were forfeited. A total of 11,898 restricted shares were also granted during 2017 in connection with the recruitment of employees. These restricted shares vest over a four year period. As of March 31, 2018, there were 1,479,602 shares available for future grants.

The following table discloses the changes in restricted shares for the three months ended March 31, 2018:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	70,398	$20.31
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Ending balance outstanding at March 31, 2018	70,398	$20.31

No restricted shares vested during the three months ended March 31, 2018.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

  The following table summarizes restricted stock compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total share-based compensation - restricted stock	$112	$—
Income tax benefit	381	—
Unrecognized compensation expense	1,114	—
Weighted-average amortization period remaining	2.6 years	—

The fair value of the unvested restricted stock awards at March 31, 2018 was $1.6 million.

In April 2018, the Company granted 48,943 shares of restricted voting common stock, par value $0.01 per share. Of this total, 24,345 restricted shares will vest ratably over four years on each anniversary of the grant date, 11,165 restricted shares will vest ratably over three years on each anniversary of the grant date, and 2,268 restricted shares will vest on the first anniversary of the grand date, all subject to continued employment.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In addition, 11,165 performance-based restricted shares were included in the April 2018 grant.  The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets.  Under the award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 125% of the shares with above target and 75th percentile performance.  Any earned shares will vest on the third anniversary of the grant date.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this Plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the three months ended March 31, 2018 or during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,696,270 shares remain outstanding under the BYB Plan at March 31, 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2018:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance	1,783,020	$11.91	$19,718	7.6
Granted	—
Expired	—
Exercised	(86,750)	11.59	$949
Forfeited	—
Ending balance outstanding at March 31, 2018	1,696,270	$11.93	$18,663	7.4
Exercisable at March 31, 2018	1,217,507	$11.50	$13,917	7.3

A total of 86,750 stock options were exercised during the three months ended March 31, 2018. During the three months ended March 31, 2018, proceeds from the exercise of stock options were $1.0 million and related tax benefit was $264,000. There were no stock options exercised during the year ended December 31, 2017. No stock options vested during the three months ended March 31, 2018.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total share-based compensation - stock options	$229	$286
Income tax benefit	64	113
Unrecognized compensation expense	499	1,466
Weighted-average amortization period remaining	1.1 years	1.8 years

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,696,270 and 1,798,320 shares of common stock were outstanding as of March 31, 2018 and 2017, respectively. There were 70,798 restricted stock awards outstanding at March 31, 2018.  There were no restricted stock awards outstanding at March 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net income	$6,768	$6,560
Less: Dividends on preferred shares	193	189
Net income available to common stockholders	$6,575	$6,371
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	29,291,179	24,616,706
Incremental shares	622,454	461,721
Weighted-average common stock outstanding (dilutive)	29,913,633	25,078,427
Basic earnings per common share	$0.22	$0.26
Diluted earnings per common share	$0.22	$0.25

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Subscription receivable	—	—
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	29,404,048	29,317,298
Shares outstanding	29,404,048	29,317,298

During 2016, the Company authorized and issued Series B 7.50% fixed-to-floating non-voting, noncumulative perpetual preferred stock with a liquidation preference of $1,000 per share, plus the amount of unpaid dividends, if any, which is redeemable at the Company’s option on or after March 31, 2022. Holders of Series B preferred stock do not have any rights to convert such stock into shares of any other class of capital stock of the Company.

 For the three months ended March 31, 2018, the Company declared and paid dividends on the Series B preferred stock of $193,000, compared to $189,000 for the three months ended March 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2018 and March 31, 2017

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive income (loss), net of tax	(18)	386	368
Balance, March 31, 2017	$2,215	$(9,115)	$(6,900)

Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	2,893	(6,457)	(3,564)
Balance, March 31, 2018	$6,493	$(15,907)	$(9,414)

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Texas, Tennessee, North Carolina and New York, and sales representatives in Florida, New Jersey, Michigan and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended March 31, 2018. As of March 31, 2018, we had consolidated total assets of $3.5 billion, total gross loans and leases outstanding of $2.3 billion, total deposits of $2.5 billion, and total stockholders’ equity of $462.9 million.

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

In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third party. We have grown our leasing portfolio to $181.5 million as of March 31, 2018.

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

We determined that the Ridgestone acquisition constituted a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value amount on the date of acquisition. Fair value was determined in accordance with the guidance provided in ASC 820. The fair values may be adjusted through the end of the measurement period, which closes at the earlier of the Company receiving all necessary information to complete the acquisition or one year from the date of acquisition. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017. The transaction qualified for federal income tax purposes as a recapitalization under Section 368(a)(1)(E) of the Code and resulted in carryover treatment of the existing tax bases and tax loss carryforwards, although the utilization of tax attributes (including net operating loss carryforwards and tax credits) became subject to limitations under Sections 382 and 383 of the Code.

First Evanston Acquisition

On November 27, 2017, the Company and First Evanston Bancorp, Inc. (“First Evanston”) entered into a definitive agreement and plan of merger pursuant to which the Company will acquire First Evanston through the merger of First Evanston with and into the Company, followed immediately by the merger of First Evanston’s wholly owned bank subsidiary, First Bank & Trust, with and into Byline Bank. First Bank & Trust is a commercial bank that operates 11 banking offices in the Chicago area. As of December 31, 2017, First Evanston had approximately $1.2 billion in total assets, $903.3 million in gross loans, and $1.0 billion in total deposits. The consideration to be paid by the Company will consist of $27.0 million in cash with the remainder in Company stock (currently estimated at 6.7 million shares of common stock). We have received all required approvals and the merger is expected to close by the end of May 2018.

Strategic Branch Consolidation

We continually perform strategic reviews of our existing core banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since the Recapitalization, our branch network has been reduced from 88 to 56. In April 2018, we announced we have identified six branches and two other facilities within our current network that we believe can be consolidated with minimal impact on our customer service levels, convenience, and business development capabilities. We anticipate these consolidations to occur during June 2018. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

Our Initial Public Offering

On June 29, 2017, we completed our initial public offering (the “IPO”) whereby we sold 4,630,194 shares of our common stock at a price to the public of $19.00 per share, resulting in net proceeds to us of $76.8 million after deducting offering related commissions and expenses. In addition, certain selling stockholders participated in the offering and sold an aggregate of 1,924,806 shares of our common stock at the same price per share. Our common stock is currently traded on the New York Stock Exchange under the symbol “BY.” We believe that the capital raised through our IPO will allow us to continue to grow our franchise and increase our market share among small businesses and middle-market companies in the markets we serve.

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements as of December 31, 2017, 2016, and 2015, included in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018.

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

Acquired Loans and Leases

Acquired loans and leases are recorded at fair value as of the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either acquired impaired or acquired non‑impaired. Acquired impaired loans reflect evidence of credit deterioration since origination for which it is probable that all contractually required principal and interest will not be collected by us. Subsequent to acquisition, we periodically update for changes in cash flow expectations, which is reflected in interest income over the life of the loan as accretable yield. Any subsequent decreases in expected cash flow attributable to credit deterioration are recognized by recording a provision for loan losses.

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

Acquired non‑impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non‑impaired loans and originated loans of $100,000 or greater with an internal risk rating of substandard or below and on nonaccrual, as well as loans classified as troubled debt restructurings (“TDR”), are reviewed individually for impairment on a quarterly basis.

Goodwill and Other Intangible Assets

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

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2018, included in this report, for additional information.

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

See Note 18 of Byline’s Consolidated Financial Statements as of December 31, 2017, 2016, and 2015, included in our Form 10-K, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of our Consolidated Financial Statements as of December 31, 2017, 2016, and 2015, included in our Annual Report on Form 10-K, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2018, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans and leases, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, servicing fees, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

Our first quarter 2018 results reflect solid growth in net interest income and an expanding net interest margin, offset by higher credit costs primarily related to a single commercial relationship. Net interest margin improved to 4.45% for the first quarter of 2018, compared to 4.00% for the first quarter of 2017. Our total revenues increased by approximately 7.8% compared to the first quarter of 2017, driven primarily by increased loan and lease yields.

Selected Financial Data

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2018	2017
Summary of Operations
Net interest income	$33,695	$29,538
Provision for loan and lease losses	5,115	1,891
Non-interest income	11,428	12,308
Non-interest expense	31,919	28,851
Income before provision for income taxes	8,089	11,104
Provision for income taxes	1,321	4,544
Net income	6,768	6,560
Dividends on preferred shares	193	189
Income available to common stockholders	$6,575	$6,371
Earnings per Common Share
Basic earnings per common share	$0.22	$0.26
Diluted earnings per common share	$0.22	$0.25
Weighted average common shares outstanding (basic)	29,291,179	24,616,706
Weighted average common shares outstanding (diluted)	29,913,633	25,078,427
Common shares outstanding	29,404,048	24,616,706
Key Ratios (annualized where applicable)
Net interest margin	4.45%	4.00%
Cost of deposits	0.41%	0.24%
Efficiency ratio(1)	69.04%	67.11%
Non-interest income to total revenues(2)	25.33%	29.41%
Non-interest expense to average assets	3.85%	3.53%
Return on average stockholders' equity	5.97%	6.83%
Return on average assets	0.82%	0.80%
Pre-tax pre-provision return on average assets(2)	1.59%	1.59%
Non-interest bearing deposits to total deposits	29.70%	28.43%
Deposits per branch	$45,081	$45,190
Loans and leases held for sale and loans and lease held for investment to total deposits	90.66%	84.13%
Deposits to total liabilities	84.17%	88.97%
Tangible book value per common share(2)	$12.99	$11.91
Asset Quality Ratios
Non-performing loans and leases to total loan and leases held for investment, net before ALLL	1.08%	0.41%
ALLL to total loans and leases held for investment, net before ALLL	0.77%	0.55%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.75%	0.19%
Acquisition accounting adjustments(3)	$28,058	$41,024
Capital Ratios
Common equity to assets	13.07%	11.09%
Tangible common equity to tangible assets(2)	11.26%	9.12%
Leverage ratio	12.14%	9.59%
Common equity tier 1 capital ratio	13.49%	10.85%
Tier 1 capital ratio	15.30%	12.94%
Total capital ratio	16.05%	13.49%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

We reported consolidated net income for the three months ended March 31, 2018 of $6.8 million compared to net income of $6.6 million for the three months ended March 31, 2017, an increase of $208,000. The increase in net income was primarily attributable to a $4.2 million increase in net interest income and a $3.2 million decrease in provision for income taxes, offset by a $3.1 million increase in non-interest expense, a $3.2 million increase in provision for loan and lease losses, and an $879,000 decrease in non-interest income. The increase in net interest margin during the three months ended March 31, 2018 was primarily driven by increased loan and lease yields during the quarter, and the decrease in provision for income taxes was primarily driven by a decrease in the federal corporate income tax rate as a result of federal tax reform. The increase in provision for loan and lease losses was mainly due to an increase in a specific reserve on a commercial loan relationship, slight credit deterioration in the government guaranteed acquired non-credit impaired portfolio, and an increase to the general reserve driven by new loan originations. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.7 million as a result of merit increases, organizational growth, higher payroll taxes, and increased employer costs related to benefits, as well as an increase in loan and lease related expenses of $523,000 associated with loan originations during the quarter.

Net income available to common stockholders was $6.6 million or $0.22 per basic and diluted common share for the three months ended March 31, 2018, compared to $6.4 million or $0.26 per basic common share and $0.25 per diluted common share for the three months ended March 31, 2017. Dividends on preferred shares were $193,000 for the three months ended March 31, 2018 compared to $189,000 for the three months ended March 31, 2017.

Our annualized return on average assets for the three months ended March 31, 2018 was 0.82% compared to 0.80% for the three months ended March 31, 2017. Our annualized return on stockholders’ equity was 5.97% for the three months ended March 31, 2018 compared to 6.83% for the three months ended March 31, 2017.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of the Recapitalization and the acquisition of Ridgestone, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2018, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 13.7% of our total loan portfolio.

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

The following table presents, for the periods indicated, information about (i)  average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis (dollars in thousands).

	Three Months Ended March 31,
	2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$38,490	$80	0.85%	$35,864	$48	0.54%
Loans and leases(1)	2,275,274	33,654	6.00%	2,194,984	28,396	5.25%
Securities available-for-sale	628,879	3,623	2.34%	623,144	3,210	2.09%
Securities held-to-maturity	101,834	611	2.43%	122,134	701	2.33%
Tax-exempt securities(2)	27,480	174	2.57%	18,436	133	2.93%
Total interest-earning assets	$3,071,957	$38,142	5.04%	$2,994,562	$32,488	4.40%
Allowance for loan and lease losses	(17,360)			(11,160)
All other assets	307,474			331,693
TOTAL ASSETS	$3,362,071			$3,315,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$186,686	$38	0.08%	$181,903	$27	0.06%
Money market accounts	345,545	370	0.43%	367,273	212	0.23%
Savings	436,935	76	0.07%	446,891	79	0.07%
Time deposits	733,753	2,014	1.11%	790,566	1,165	0.60%
Total interest-bearing deposits	1,702,919	2,498	0.59%	1,786,633	1,483	0.34%
Federal Home Loan Bank advances	363,540	1,358	1.52%	301,375	660	0.89%
Other borrowed funds	56,471	591	4.25%	69,841	807	4.69%
Total borrowings	420,011	1,949	1.88%	371,216	1,467	1.60%
Total interest-bearing liabilities	$2,122,930	$4,447	0.85%	$2,157,849	$2,950	0.55%
Non-interest bearing demand deposits	743,827			716,162
Other liabilities	35,779			51,443
Total stockholders’ equity	459,535			389,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,362,071			$3,315,095
Net interest spread(3)			4.19%			3.85%
Net interest income		$33,695			$29,538
Net interest margin(4)			4.45%			4.00%

Net loan accretion impact on margin		$2,336	0.31%		$1,710	0.23%
Net interest margin excluding accretion(6)			4.14%			3.77%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

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

	Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$6	$26	$32
Loans and leases(1)	1,188	4,070	5,258
Securities available-for-sale	33	380	413
Securities held-to-maturity	(121)	31	(90)
Tax-exempt securities	57	(16)	41
Total interest income	$1,163	$4,491	$5,654
Interest expense
Deposits
Interest checking	$1	$10	$11
Money market accounts	(23)	181	158
Savings	(2)	(1)	(3)
Time deposits	(156)	1,005	849
Total interest-bearing deposits	(180)	1,195	1,015
Federal Home Loan Bank advances	232	466	698
Other borrowed funds	(141)	(75)	(216)
Total borrowings	91	391	482
Total interest expense	$(89)	$1,586	$1,497
Net interest income	$1,252	$2,905	$4,157

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2018 was $33.7 million compared to $29.5 million during the same period in 2017, an increase of $4.2 million, or 14.1%. The increase in interest income of $5.7 million was primarily a result of an increase in average yield and volume on loans and leases as well as an increase in average yield on securities available-for-sale. Interest expense increased by $1.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to additional FHLB advances and an increase in the average costs of time deposits.

The net interest margin for the three months ended March 31, 2018 was 4.45%, an increase of 45 basis points compared to 4.00% for the three months ended March 31, 2017. The primary driver of the increase for the three month period was due to an increase in average loan and lease yields and an increase in loan accretion income. Net loan accretion income was $2.3 million for the three months ended March 31, 2018 compared to $1.7 million for the three months ended March 31, 2017. Total net loan accretion on acquired loans contributed 31 basis points to the net interest margin for the three months ended March 31, 2018, compared to 23 basis points for the three months ended March 31, 2017.

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

Provisions for loan and lease losses totaled $5.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $3.2 million. This increase was mainly due to an increase in a specific reserve on a commercial loan relationship, slight credit deterioration in the government guaranteed acquired non-credit impaired portfolio, and an increase to the general reserve driven by growth in the commercial loan portfolio for the three months ended March 31, 2018. The increases were offset by a slight decrease in the provision allocation to the lease portfolio.

The ALLL as a percentage of loans and leases, net of acquisition accounting adjustments, increased from 0.73% at December 31, 2017, to 0.77% at March 31, 2018. The increase was primarily due a change in loan and lease composition as the originated portfolio increased by $45.4 million to $1.6 billion at March 31, 2018, while the acquired portfolio decreased by $42.4 million for the same period.

Non-Interest Income

We reported non-interest income of $11.4 million and $12.3 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of $880,000 was primarily due to a decrease in gains on sales of government guaranteed loans through our Small Business Capital operations of $606,000 for the three months ended March 31, 2018 compared to the same period in 2017. The gains on sale of loans were $7.5 million for the three months ended March 31, 2018, compared to $8.1 million for the three months ended March 31, 2017. This was partially offset by an increase in other non-interest income of $127,000 primarily due to a gain on sale of an asset held for sale during the first quarter of 2018.

	For the Three Months Ended March 31,
	2018	2017
Fees and service charges on deposits	$1,312	$1,219
Net servicing fees	563	919
ATM and interchange fees	1,218	1,348
Net gains on sales of securities available-for-sale	—	8
Net gains on sales of loans	7,476	8,082
Other non-interest income	859	732
Total non-interest income	$11,428	$12,308

Service charges and fees represent fees charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other fees. Fees and service charges on deposits increased $93,000 for the three months ended March 31, 2018 compared to the same period in 2017, primarily driven by a decrease in manually waived fees.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that have been sold, Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. Small Business Capital generated $563,000 in servicing fees on the sold portion of the government guaranteed portfolio for the three months ended March 31, 2018, compared to $919,000 in servicing fees during the three months ended March 31, 2017. The decrease of $356,000 is primarily driven by a decrease in the average servicing asset.

ATM and interchange fee income decreased by $130,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by a revision to our assessment schedule.

We had no securities sales during the first quarter of 2018 and minimal securities sales during the first quarter of 2017.  As a result, gains on sales of securities were $8,000 for the three months ended March 31, 2017.

Net gains on sales of loans decreased by $606,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by a lower average premium.

Other non-interest income was $859,000 for the three months ended March 31, 2018, which is an increase of 17.4% compared to $732,000 for the three months ended March 31, 2017. The primary driver of the increase was an $189,000 gain on sale of an asset held for sale during the first quarter of 2018, partially offset by a decrease in customer swap fee income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 was $31.9 million compared to $28.9 million for the three months ended March 31, 2017, an increase of $3.1 million or 10.6%.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Salaries and employee benefits	$18,278	$16,602
Occupancy expense, net	3,755	3,739
Equipment expense	603	563
Loan and lease related expenses	1,400	877
Legal, audit and other professional fees	1,851	1,671
Data processing	2,301	2,409
Net gain recognized on other real estate owned and other related expenses	(1)	(570)
Regulatory assessments	241	184
Other intangible assets amortization expense	767	769
Advertising and promotions	249	289
Telecommunications	418	418
Other non-interest expense	2,057	1,900
Total non-interest expense	$31,919	$28,851

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $18.3 million for the three months ended March 31, 2018 compared to $16.6 million for the three months ended March 31, 2017, an increase of $1.7 million or 10.1%. This increase is primarily due to merit increases, organizational growth, and increased employer costs related to benefits. Our staffing increased from 844 full-time equivalent employees as of March 31, 2017 to 853 as of March 31, 2018.

Occupancy expense for the three months ended March 31, 2018 was $3.8 million compared to $3.7 million for the three months ended March 31, 2017, an increase of $16,000 or 0.4%. The increase in occupancy expense for the three months ended March 31, 2018 was primarily a result of an increase in building maintenance expense offset by a decrease in real estate taxes.

Equipment expense for three months ended March 31, 2018 was $603,000 compared to $563,000 for the three months ended March 31, 2017, an increase of $40,000 or 7.1%. The increase was primarily due to increased depreciation expense related to increased investment in equipment and technology assets.

Loan and lease related expenses for the three months ended March 31, 2018 were $1.4 million compared to $877,000 for the three months ended March 31, 2017, an increase of $523,000 or 59.7%. The increase was associated with loan originations during the quarter, partially offset by lower collection expenses for problem loans.

Legal, audit and other professional fees for the three months ended March 31, 2018 were $1.9 million compared to $1.7 million for the three months ended March 31, 2017, an increase of $180,000 or 10.7%. The increase was primarily driven by increased legal and professional fees of $123,000 related to our acquisition related activity.

Data processing expense for the three months ended March 31, 2018 was $2.3 million compared to $2.4 million for the three months ended March 31, 2017, a decrease of $108,000, or 4.5%. The decrease was primarily due to our continued branch optimization strategy.

Net gain recognized on other real estate owned and other related expenses were $1,000 for the three months ended March 31, 2018 compared to $570,000 for three months ended March 31, 2017, a decrease of $569,000 or 99.8%. The decrease was primarily due to a decreased volume of sales of other real estate owned properties.

Regulatory assessments for the three months ended March 31, 2018 were $241,000 compared to $184,000 for the three months ended March 31, 2017, an increase of $57,000 or 31.2%. The increase was primarily due to our increased asset size, offset by our improved risk profile as a result of improved financial ratios and performance.

Advertising and promotions for the three months ended March 31, 2018 were $249,000 compared to $289,000 for the three months ended March 31, 2017, a decrease of $40,000 or 13.9%, primarily due to a decrease in advertising and promotions attributable to our Small Business Capital operations.

Telecommunications expense was $418,000 for the three months ended March 31, 2018 and 2017.

Other non-interest expense for the three months ended March 31, 2018 was $2.1 million compared to $1.9 million for the three months ended March 31, 2017, an increase of $157,000 or 8.3%. The increase includes an increase of $63,000 in provision for unfunded commitments due to growth in our unfunded loan commitments.

Our efficiency ratio was 69.04% for the three months ended March 31, 2018, compared to 67.11% for the three months ended March 31, 2017.

Income Taxes

Income tax expense was $1.3 million for the three months ended March 31, 2018 compared to $4.5 million for the three months ended March 31, 2017. The decrease in income tax expense was primarily due to the “H.R. 1”, commonly known as the “Tax Cuts and Jobs Act” (“Tax Act”), which was signed into law on December 22, 2017. Among other items, the law reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result of the new 21% corporate federal tax rate, the Company expects its effective tax rate for 2018 to be between approximately 27% and 29%.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At March 31, 2018, the Company’s accounting for the impact of the Tax Act on its net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued, and we recorded net income tax benefit of $724,000 during the first quarter of 2018.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $96.2 million, or 2.9%, to $3.5 billion at March 31, 2018, compared to December 31, 2017. The increase in total assets includes an increase of $2.9 million, or 0.1%, in loans and leases, an increase in investment securities of $37.9 million, and an increase in interest bearing deposits with other banks of $71.7 million. These increases were partially offset by a decrease in due from counterparty, which decreased $19.8 million.

Investment Portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2018 or December 31, 2017. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $42.8 million, from $583.2 million at December 31, 2017 to $626.1 million at March 31, 2018. The increase was primarily due to additional purchases of agency, mortgage-backed, and U.S. Treasury securities during the quarter.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost, and at March 31, 2018 totaled $112.3 million compared to $117.2 million at December 31, 2017, a decrease of $4.9 million, or 4.2%, primarily due to principal paydowns received during the quarter.

We had no securities that were classified as having other-than-temporary-impairment at March 31, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$22,934	$22,741	$14,999	$14,863
U.S. Government agencies	64,293	62,621	54,248	52,958
Obligations of states, municipalities, and political subdivisions	32,876	32,148	33,405	33,170
Residential mortgage-backed securities
Agency	321,957	309,050	315,103	307,457
Non-agency	55,341	54,274	39,485	39,514
Commercial mortgage-backed securities
Agency	76,866	74,127	70,964	69,043
Non-agency	31,688	30,344	31,763	30,971
Corporate securities	35,257	35,363	29,573	29,976
Other securities	3,628	5,389	3,627	5,284
Total	$644,840	$626,057	$593,167	$583,236

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,982	$23,691	$24,030	$24,145
Residential mortgage-backed securities
Agency	49,946	49,124	53,731	53,607
Non-agency	38,338	37,604	39,402	39,525
Total	$112,266	$110,419	$117,163	$117,277

The Company did not classify securities as trading during three months ended March 31, 2018  or during 2017.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 171 investment securities with unrealized losses at March 31, 2018. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$-	0.00%	$22,934	1.84%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	46,265	1.66%	15,027	2.26%	—	0.00%
Obligations of states, municipalities, and political subdivisions	200	2.48%	4,568	2.77%	17,102	2.48%	11,006	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	22,296	1.62%	299,661	2.16%
Non-agency	—	0.00%	—	0.00%	—	0.00%	55,341	3.26%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	18,768	2.70%	58,098	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,688	2.61%
Corporate securities	2,494	3.78%	14,996	4.47%	15,267	3.86%	2,500	4.38%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,628	4.35%
Total	$5,695	2.30%	$88,763	2.24%	$88,460	2.51%	$461,922	2.38%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,523	2.15%	$11,706	2.59%	$8,753	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	49,946	2.24%
Non-agency	—	0.00%	—	0.00%	—	0.00%	38,338	3.35%
Total	$—	0.00%	$3,523	2.15%	$11,706	2.59%	$97,037	2.73%

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$10,000	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	41,247	1.50%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	285	3.30%	4,902	2.92%	17,149	2.48%	11,069	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	15,855	1.62%	299,248	2.01%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,485	3.12%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,557	1.98%	59,407	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,763	2.61%
Corporate securities	—	0.00%	16,283	4.44%	13,290	3.67%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,627	3.63%
Total	$8,285	1.13%	$72,432	2.22%	$67,851	2.32%	$444,599	2.22%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$8,779	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	53,731	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,402	3.29%
Total	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$101,912	2.67%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $26.3 million at March 31, 2018, an increase of $8.5 million from December 31, 2017.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2018 or December 31, 2017.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2018 and December 31, 2017, we held approximately $17.2 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stocks. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2018 and December 31, 2017.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2018 were $2.3 billion, an increase of $2.9 million compared to December 31, 2017.  Our originated loan and lease portfolio increased $45.4 million, offset by a decrease in the acquired loan and lease portfolio of $42.4 million, during the first three months of 2018. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases, partially offset by decreases in commercial real estate loans.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans as of the dates presented (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Originated loans
Commercial real estate	$485,324	21.3%	$513,622	22.5%
Residential real estate	397,516	17.4%	400,571	17.6%
Construction, land development, and other land	110,092	4.8%	97,638	4.3%
Commercial and industrial	470,689	20.6%	416,499	18.3%
Installment and other	3,645	0.2%	3,724	0.2%
Leasing financing receivables	151,468	6.7%	141,329	6.2%
Total originated loans	$1,618,734	71.0%	$1,573,383	69.1%
Acquired impaired loans
Commercial real estate	$157,956	7.0%	$166,712	7.3%
Residential real estate	139,858	6.1%	144,562	6.4%
Construction, land development, and other land	5,156	0.2%	5,946	0.3%
Commercial and industrial	8,055	0.4%	10,008	0.4%
Installment and other	449	0.0%	462	0.0%
Total acquired impaired loans	$311,474	13.7%	$327,690	14.4%
Acquired non-impaired loans
Commercial real estate	$197,589	8.7%	$211,359	9.3%
Residential real estate	30,785	1.3%	32,085	1.4%
Construction, land development, and other land	1,822	0.1%	1,845	0.1%
Commercial and industrial	89,985	3.9%	94,731	4.1%
Installment and other	36	0.0%	42	0.0%
Leasing financing receivables	29,993	1.3%	36,357	1.6%
Total acquired non-impaired loans	$350,210	15.3%	$376,419	16.5%
Total loans and leases	$2,280,418	100.0%	$2,277,492	100.0%
Allowance for loan and lease losses	(17,640)		(16,706)
Total loans, net allowance for loan losses	$2,262,778		$2,260,786

Loans collateralized by real estate comprised 66.9% and 69.1% of the loan and lease portfolio at March 31, 2018 and December 31, 2017, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2018 and totaled $840.9 million, or 55.1%, of real estate loans and 36.9% of the total loan and lease portfolio at March 31, 2018. At December 31, 2017, commercial real estate loans totaled $891.7 million and comprised 56.6% of real estate loans and 39.2% of the total loan and lease portfolio. Acquired impaired commercial real estate loans continue to decrease from $166.7 million as of December 31, 2017 to $158.0 million as of March 31, 2018, or 5.3%. At March 31, 2018 and December 31, 2017, commercial real estate loans as a percentage of total capital were 331.8% and 346.2%, respectively.

Residential real estate loans totaled $568.2 million at March 31, 2018 compared to $577.2 million at December 31, 2017, a decrease of $9.1 million or 1.6%. The residential real estate loan portfolio comprised 37.2% and 36.7% of real estate loans as of March 31, 2018 and December 31, 2017, respectively, and 24.9% and 25.3% of total loans and leases at

March 31, 2018 and December 31, 2017, respectively. Acquired impaired residential real estate loans continue to decrease from $144.6 million as of December 31, 2017 to $139.9 million as of March 31, 2018, or 3.3%.

Construction, land development and other land loans totaled $117.1 million at March 31, 2018 compared to $105.4 million at December 31, 2017, an increase of $11.6 million or 11.0%. The construction, land development and other land loan portfolio comprised 7.7% and 6.7% of real estate loans as of March 31, 2018 and December 31, 2017, respectively, and 5.1% and 4.6% of the total loan and lease portfolio as of March 31, 2018 and December 31, 2017, respectively.

Commercial and industrial loans totaled $568.7 million and $521.2 million at March 31, 2018 and December 31, 2017, respectively, an increase of $47.5 million or 9.1% primarily due to organic growth. The commercial and industrial loan portfolio comprised 24.9% and 22.9% of the total loan and lease portfolio as of March 31, 2018 and December 31, 2017, respectively.

Lease financing receivables comprised 8.0% and 7.8% of the loan and lease portfolio as of March 31, 2018 and December 31, 2017, respectively. Total lease financing receivables were $181.5 million and $177.7 million at March 31, 2018 and December 31, 2017, respectively, an increase of $3.8 million, or 2.1%, due to continued growth in our small-ticket vendor sales channels, and our increased origination activities.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2018 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans
Commercial real estate	$25,156	$52,632	$122,285	$152,547	$21,557	$111,147	$485,324
Residential real estate	9,479	17,703	83,253	60,133	206,156	20,792	397,516
Construction, land development, and other land	468	23,094	17,745	58,381	441	9,963	110,092
Commercial and industrial	7,207	45,318	18,681	249,716	5,712	144,055	470,689
Installment and other	84	2,531	577	—	453	—	3,645
Leasing financing receivables	3,410	—	140,099	—	7,959	—	151,468
Total originated loans	$45,804	$141,278	$382,640	$520,777	$242,278	$285,957	$1,618,734
Acquired impaired loans
Commercial real estate	$41,875	$6,087	$101,030	$340	$4,308	$4,316	$157,956
Residential real estate	31,636	656	84,263	2,180	20,423	700	139,858
Construction, land development, and other land	1,612	157	3,264	—	123	-	5,156
Commercial and industrial	378	67	848	87	2,744	3,931	8,055
Installment and other	5	—	191	—	253	—	449
Total acquired impaired loans	$75,506	$6,967	$189,596	$2,607	$27,851	$8,947	$311,474
Acquired non-impaired loans
Commercial real estate	$8,235	$3,134	$44,998	$2,051	$5,578	$133,593	$197,589
Residential real estate	11,826	5,254	3,052	8,394	1,842	417	30,785
Construction, land development, and other land	581	—	1,024	—	—	217	1,822
Commercial and industrial	1,927	5,138	1,170	12,681	1,998	67,071	89,985
Installment and other	34	2	—	—	—	—	36
Leasing financing receivables	2,564	—	25,258	—	2,171	—	29,993
Total acquired non- impaired loans	$25,167	$13,528	$75,502	$23,126	$11,589	$201,298	$350,210
Total loans	$146,477	$161,773	$647,738	$546,510	$281,718	$496,202	$2,280,418

 At March 31, 2018, 47.2% of the loan and lease portfolio bears interest at fixed rates and 52.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $17.6 million at March 31, 2018 compared to $16.7 million at December 31, 2017, an increase of $934,000, or 5.6%. The increase was primarily due to an increase in specific reserve on a commercial loan relationship, slight credit deterioration in the government guaranteed acquired non-credit impaired portfolio, and an increase to the general reserve driven by new loan originations.

Total ALLL was 0.77% and 0.73% of total loans and leases at March 31, 2018 and December 31, 2017, respectively. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of the Recapitalization and the Ridgestone acquisition, which, management believes, limits the amount of reserves needed to cover these loans as of March 31, 2018 and December 31, 2017, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from the Recapitalization and the Ridgestone acquisition totaled $28.1 million and $31.7 million as of March 31, 2018 and December 31, 2017, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision for acquired impaired loans	226	(58)	365	(145)	63	—	451
Provision for acquired non-impaired loans and leases	487	-	1	648	—	(133)	1,003
Provision for originated loans	220	(16)	32	2,877	2	546	3,661
Total provision	$933	$(74)	$398	$3,380	$65	$413	$5,115
Charge-offs for acquired impaired loans	(234)	—	(418)	(99)	(45)	—	(796)
Charge-offs for acquired non-impaired loans and leases	(78)	—	—	(818)	—	(11)	(907)
Charge-offs for originated loans and leases	(97)	—	—	(2,124)	—	(498)	(2,719)
Total charge-offs	$(409)	$—	$(418)	$(3,041)	$(45)	$(509)	$(4,422)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	6	—	81	87
Recoveries for originated loans and leases	—	—	—	—	—	154	154
Total recoveries	$—	$—	$—	$6	$—	$235	$241
Net charge-offs	409	—	418	3,035	45	274	4,181
Acquired impaired loans	1,920	375	24	1,174	36	—	3,529
Acquired non-impaired loans and leases	1,752	191	3	1,825	—	453	4,224
Originated loans and leases	1,646	998	175	4,764	25	2,279	9,887
Balance at March 31, 2018	$5,318	$1,564	$202	$7,763	$61	$2,732	$17,640
Ending ALLL balance
Acquired impaired loans	$1,920	$375	$24	$1,174	$36	$—	$3,529
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,572	153	—	2,963	14	—	4,702
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,827	1,036	177	3,626	11	2,732	9,409
Loans and leases ending balance
Acquired impaired loans	$157,956	$139,858	$5,156	$8,055	$449	$—	$311,474
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	12,375	2,029	—	12,598	14	—	27,016
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	670,538	426,272	111,914	548,076	3,667	181,461	1,941,928
Total loans and leases at March 31, 2018, gross	$840,869	$568,159	$117,070	$568,729	$4,130	$181,461	$2,280,418
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.07%	0.02%	0.01%	0.00%	0.14%
Acquired non-impaired loans and leases	0.01%	0.00%	0.00%	0.14%	0.00%	-0.01%	0.15%
Originated loans and leases	0.02%	0.00%	0.00%	0.38%	0.00%	0.06%	0.46%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	6.93%	6.13%	0.23%	0.35%	0.02%	0.00%	13.66%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.54%	0.09%	0.00%	0.55%	0.00%	0.00%	1.18%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.40%	18.69%	4.91%	24.03%	0.16%	7.96%	85.16%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	174	275	—	46	—	—	495
Provision for acquired non-impaired loans and leases	(13)	(2)	23	728	(2)	170	904
Provision for originated loans	179	(272)	(348)	81	(1)	853	492
Total provision	$340	$1	$(325)	$855	$(3)	$1,023	$1,891
Charge-offs for acquired impaired loans	(238)	(57)	—	(60)	—	—	(355)
Charge-offs for acquired non-impaired loans and leases	—	(10)	—	(155)	—	(284)	(449)
Charge-offs for originated loans and leases	—	—	—	—	—	(486)	(486)
Total charge-offs	$(238)	$(67)	$—	$(215)	$—	$(770)	$(1,290)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	167	167
Recoveries for originated loans and leases	—	—	—	—	—	126	126
Total recoveries	$—	$—	$—	$—	$—	$293	$293
Net charge-offs	238	67	—	215	—	477	997
Acquired impaired loans	425	665	—	660	1	—	1,751
Acquired non-impaired loans and leases	102	332	33	647	326	331	1,771
Originated loans and leases	1,520	1,420	384	3,529	4	1,438	8,295
Balance at March 31, 2017	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Ending ALLL balance
Acquired impaired loans	$425	$665	$-	$660	$1	$—	$1,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	—	282	26	966	325	—	1,599
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,622	1,470	391	3,210	5	1,769	8,467
Loans and leases ending balance
Acquired impaired loans	$201,689	$169,676	$6,116	$13,114	$439	$—	$391,034
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	9,764	1,262	85	3,317	327	—	14,755
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	611,397	430,469	99,114	432,036	2,054	162,675	1,737,745
Total loans and leases at March 31, 2017, gross	$822,850	$601,407	$105,315	$448,467	$2,820	$162,675	$2,143,534
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.05%	0.01%	0.00%	0.01%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.02%	0.05%
Originated loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.07%	0.07%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	9.41%	7.92%	0.29%	0.61%	0.02%	0.00%	18.24%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.46%	0.06%	0.00%	0.15%	0.02%	0.00%	0.69%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	28.52%	20.08%	4.62%	20.16%	0.10%	7.59%	81.07%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of March 31, 2018 and December 31, 2017 totaled $23.6 million and $15.8 million, respectively. The increase of non-performing assets from December 31, 2017 to March 31, 2018 was primarily driven by one downgraded commercial loan relationship and one downgraded government guaranteed loan, partially offset by a decrease in other real estate owned of $160,000.

Total OREO held by us was $10.5 million as of March 31, 2018, a decrease of $160,000 million from December 31, 2017. The decrease in OREO resulted from dispositions of $1.3 million, offset by additions to OREO through loan foreclosures totaling $1.1 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Non-accrual loans and leases(1)(2)(3)	$23,626	$15,763
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,037	1,061
Total non-performing loans and leases	24,663	16,824
Other real estate owned	10,466	10,626
Total non-performing assets	$35,129	$27,450
Total non-performing loans as a percentage of total loans and leases	1.08%	0.74%
Total non-performing assets as a percentage of total assets	1.01%	0.82%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	71.52%	99.30%

(1)	Includes $1.1 million and $1.6 million of non-accrual restructured loans at March 31, 2018 and December 31, 2017.
(2)	For the three months ended March 31, 2018, $495,000 in interest income would have been recorded had non-accrual loans been current.
(3)	For the three months ended March 31, 2018, $80,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $7.9 million between December 31, 2017 and March 31, 2018 due to additional non-accrual loans primarily driven by one commercial loan relationship and one government guaranteed loan. The government guaranteed portion of non-accrual loans totaled $6.3 million at March 31, 2018 and $4.1 million at December 31, 2017.

Total accruing loans past due increased from $15.2 million at December 31, 2017 to $22.8 million at March 31, 2018. This represents an increase of $7.6 million, or 50.1%, and can be attributed to additional loans becoming delinquent during the quarter. The increase was primarily in the 30-59 days past due category.

The following table summarizes the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	March 31, 2018
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$14,800	$20,987	$6,224	$6,151	$1,572	$13,161	$140
Residential real estate	1,998	3,034	347	1,682	153	2,281	11
Construction, land development, and other land	—	82	—	—	—	—	—
Commercial and industrial	16,838	6,100	6,157	6,441	2,963	14,275	164
Installment and other	14	39	14	-	14	14	—
Total impaired loans held in portfolio, net	$33,650	$30,242	$12,742	$14,274	$4,702	$29,731	$315

	December 31, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,570	$14,786	$2,459	$11,425	$1,101	$12,470	$712
Residential real estate	2,397	2,386	354	2,075	158	2,203	78
Construction, land development, and other land	—	404	—	—	—	309	2
Commercial and industrial	16,498	8,776	9,314	5,470	2,692	6,335	751
Installment and other	14	41	14	—	14	162	12
Total impaired loans held in portfolio, net	$34,479	$26,393	$12,141	$18,970	$3,965	$21,479	$1,555

Deposits

Total deposits at March 31, 2018 were $2.5 billion, representing an increase of $81.2 million, or 3.4%, compared to December 31, 2017. Non-interest bearing deposits were $749.9 million or 29.7% of total deposits, at March 31, 2018, a decrease of $11.0 million or 1.4% compared to $760.9 million at December 31, 2017 or 29.7% of total deposits. Interest bearing transaction accounts increased $44.7 million for the first quarter of 2018. Time deposits increased $47.5 million, or 6.7%, from $708.8 million at December 31, 2017 to $756.3 million at March 31, 2018. Core deposits remained stable at 85.3% of total deposits at March 31, 2018.

The increase in time deposits was primarily driven by the implementation of promotional campaigns during the first quarter of 2018. Our cost of average deposits was 41 basis points during the first quarter of 2018 compared to 35 basis points during the fourth quarter of 2017. These increases are primarily attributed to slightly higher rates on interest bearing deposits, growth in average time deposits, and a decrease in non-interest bearing demand deposits. We had no brokered time deposits as of March 31, 2018 or December 31, 2017.

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

The following table shows the average balance amounts and the average rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2018
	Average Balance	Average Rate
Non-interest-bearing deposits	$743,827	0.00%
Interest-bearing checking accounts	186,686	0.08%
Money market demand accounts	345,545	0.43%
Other savings	436,935	0.07%
Time deposits (below $100,000)	371,955	1.02%
Time deposits ($100,000 and above)	361,798	1.21%
Total	$2,446,746	0.41%

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity:

At March 31, 2018
Time Deposits
Three months or less	$90,494
Over three months through six months	88,298
Over six months through 12 months	156,593
Over 12 months	36,620
Total	$372,005

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential, multi-family real estate loans and securities. At March 31, 2018 and December 31, 2017, our bank had maximum borrowing capacity from the FHLB of $797.5 million and $1.2 billion, respectively, subject to the availability of collateral. During the three months ended March 31, 2018, outstanding FHLB advances increased to $380.0 million, from $361.5 million at December 31, 2017.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Federal Home Loan Bank advances:
Average balance outstanding	$249,630	$301,375
Maximum outstanding at any month-end period during the year	380,000	374,697
Balance outstanding at end of period	380,000	209,663
Weighted average interest rate during period	1.52%	0.89%
Weighted average interest rate at end of period	1.88%	1.08%
Line of credit:
Average balance outstanding	$—	$19,400
Maximum outstanding at any month-end period during the year	—	20,650
Balance outstanding at end of period	—	18,150
Weighted average interest rate during period	0.00%	3.79%
Weighted average interest rate at end of period	0.00%	4.00%

The Bank’s FHLB advances at March 31, 2018 have maturities ranging from April 2018 to May 2018.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase totaled $27.8 million at March 31, 2018, a decrease of $3.4 million compared to December 31, 2017.

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

As of March 31, 2018, we held $128.0 million in cash and cash equivalents. We maintain an investment securities portfolio of various holdings, types and maturities. We had securities available-for-sale of $626.1 million and securities held-to-maturity of $112.3 million as of March 31, 2018, including total unpledged securities of $387.8 million.

As of March 31, 2018, Byline Bank had maximum borrowing capacity from the FHLB of $797.5 million and from the Federal Reserve Bank of $156.1 million. As of March 31, 2018, Byline Bank had open advances of $380.0 million and open letters of credit of $300,000, leaving us with available aggregate borrowing capacity of $797.5 million. In addition, Byline Bank had uncommitted federal funds lines available of $55.0 million.

As of December 31, 2017, Byline Bank had maximum borrowing capacity from the FHLB of $1.2 billion and from the Federal Reserve Bank of $144.2 million. As of December 31, 2017, Byline Bank had open advances of $361.5 million and no open letters of credit, leaving us with available FHLB and FRB borrowing capacity of $637.2 million. In addition, Byline Bank had an uncommitted federal funds line available of $55.0 million.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. As of December 31, 2017, this revolving line of credit had no outstanding balance. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 12, 2017, the line of credit was amended to extend the maturity date to October 11, 2018. As of March 31, 2018, the Company had no balance outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of Byline’s Consolidated Financial Statements as of December 31, 2017 and 2016, included in our Form 10-K for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Capital Resources

Stockholders’ equity at March 31, 2018 was $462.9 million compared to $458.6 million at December 31, 2017, an increase of $4.4 million, or 1.0%. The increase was primarily driven by the issuance of common stock upon the exercise of stock options of $86.8 million as well as retained earnings, offset by the other comprehensive loss.

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

As of March 31, 2018, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since March 31, 2018 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$415,805	16.05%	$207,254	8.00%	N/A	N/A
Bank	372,267	14.34%	207,608	8.00%	$259,510	10.00%
Tier 1 capital to risk weighted assets:
Company	$396,406	15.30%	$155,440	6.00%	N/A	N/A
Bank	352,868	13.60%	155,706	6.00%	$207,608	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$349,468	13.49%	$116,580	4.50%	N/A	N/A
Bank	352,868	13.60%	116,780	4.50%	$168,682	6.50%
Tier 1 capital to average assets:
Company	$396,406	12.14%	$130,626	4.00%	N/A	N/A
Bank	352,868	10.79%	130,845	4.00%	$163,557	5.00%

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$410,831	15.98%	$205,661	8.00%	N/A	N/A
Bank	367,972	14.28%	206,083	8.00%	$257,604	10.00%
Tier 1 capital to risk weighted assets:
Company	$392,520	15.27%	$154,246	6.00%	N/A	N/A
Bank	349,662	13.57%	154,562	6.00%	$206,083	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$353,995	13.77%	$115,684	4.50%	N/A	N/A
Bank	349,662	13.57%	115,922	4.50%	$167,442	6.50%
Tier 1 capital to average assets:
Company	$392,520	12.25%	$128,178	4.00%	N/A	N/A
Bank	349,662	10.89%	128,409	4.00%	$160,511	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2018 the capital conservation buffer requirement was 1.875%.  The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of March 31, 2018.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2018, the Company received $600,000 in cash dividends from Byline Bank for the trust preferred securities interest and preferred dividends. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay interest on the line of credit, interest payments on its trust preferred securities, and dividends on its preferred stock.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 19.50% and maturities up to 2024. Variable rate loan commitments have interest rates ranging from 2.45% to 11.75% and maturities up to 2040.

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

During the three months ended March 31, 2018 and for the year ended December 31, 2017, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2018 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2018
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$9,047	$—
Other interest rate swaps—pay fixed, receive floating	94,123	1,453	1,430
Other credit derivatives	1,250	—	2

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•

“Adjusted net income” excludes certain significant items, which include dividends on preferred shares, the net deferred tax asset valuation reversal, incremental income tax benefit related to the increase in the Illinois corporate income tax rate, incremental income tax expense or benefit related to the decrease in the federal corporate income tax rate, impairment charges on assets held for sale, and merger related expense, adjusted for applicable income tax. Management believes the significant items listed are not indicative of or useful to measure our operating performance on an ongoing basis.

•

“Pre‑tax pre‑provision income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, the increase in the Illinois state corporate income tax rate, and the increase in the provision for loan and lease losses.

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

Reconciliations of Non-GAAP Financial Measures

	As of or for the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2018	2017
Net interest margin:
Reported net interest margin	4.45%	4.00%
Effect of accretion income on acquired loans	(0.31)%	(0.23)%
Net interest margin excluding accretion	4.14%	3.77%
Total revenues:
Net interest income	$33,695	$29,538
Add: Non-interest income	11,428	12,308
Total revenues	$45,123	$41,846
Non-interest income to total revenues:
Non-interest income	$11,428	$12,308
Total revenues	45,123	41,846
Non-interest income to total revenues	25.33%	29.41%
Pre-tax pre-provision net income:
Pre-tax income	$8,089	$11,104
Add: Provision for loan and lease losses	5,115	1,891
Pre-tax pre-provision net income	$13,204	$12,995
Pre-tax pre-provision return on average assets:
Total average assets	$3,362,071	$3,315,095
Pre-tax pre-provision net income	13,204	12,995
Pre-tax pre-provision return on average assets	1.59%	1.59%
Tangible common equity:
Total stockholders' equity	$462,936	$389,683
Less: Preferred stock	10,438	25,441
Less: Goodwill	54,562	51,975
Less: Core deposit intangibles and other intangibles	15,991	19,058
Tangible common equity	$381,945	$293,209
Tangible assets:
Total assets	$3,462,372	$3,284,713
Less: Goodwill	54,562	51,975
Less: Core deposit intangibles and other intangibles	15,991	19,058
Tangible assets	$3,391,819	$3,213,680
Tangible book value per share:
Tangible common equity	$381,945	$293,209
Shares of common stock outstanding	29,404,048	24,616,706
Tangible book value per share	$12.99	$11.91
Tangible common equity to tangible assets:
Tangible common equity	$381,945	$293,209
Tangible assets	3,391,819	3,213,680
Tangible common equity to tangible assets	11.26%	9.12%

	As of or for the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2018	2017
Net income and earnings per share excluding significant items
Reported Net Income	$6,768	$6,560
Significant items:
Net deferred tax asset valuation allowance reversal	—	—
Incremental income tax benefit of state tax rate change	—	—
Incremental income tax benefit attributed to federal income tax reform	(724)	—
Impairment charges on assets held for sale	—	—
Merger related expense	123	—
Tax benefit on impairment charges and merger related expenses	(34)	—
Adjusted Net Income	$6,133	$6,560
Reported Diluted Earnings per Share	$0.22	$0.25
Significant items:
Net deferred tax asset valuation allowance reversal	—	—
Incremental income tax benefit of state tax rate change	—	—
Incremental income tax benefit attributed to federal income tax reform	(0.02)	—
Impairment charges on assets held for sale	—	—
Merger related expense	0.01	—
Tax benefit on impairment charges and merger related expenses	—	—
Adjusted Diluted Earnings per Share	$0.21	$0.25

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

These factors should be considered in evaluating forward-looking statements, and you should not place undue reliance on any forward-looking statements, which speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our Form 10-K, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our client and Byline Bank needs. Typically, customer interest rate swaps are for terms of more than 5 years. As of March 31, 2018, we had a notional amount of $345.4 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2018 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of March 31, 2018	March 31, 2019	March 31, 2020
Immediate Shifts
+400 basis points	11.7%	12.6%
+300 basis points	9.7%	10.4%
+200 basis points	7.1%	7.6%
+100 basis points	3.7%	4.0%
-100 basis points	(5.8)%	(6.8)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	4.7%
+100 basis points	1.9%
-100 basis points	(4.5)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2017 that was filed with the SEC on March 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT
Number	Description
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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: May 10, 2018	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)