Form 10-Q
period 2018-06-30
BYLINE BANCORP, INC.
filed 2018-08-13
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, $0.01 par value, 36,218,955 shares outstanding as of August 10, 2018

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$25,299	$19,404
Interest bearing deposits with other banks	127,417	38,945
Cash and cash equivalents	152,716	58,349
Securities available-for-sale, at fair value	757,825	583,236
Securities held-to-maturity, at amortized cost (fair value June 30, 2018—$104,411, December 31, 2017—$117,277)	106,613	117,163
Restricted stock, at cost	18,977	16,343
Loans held for sale	5,822	5,212
Loans and leases:
Loans and leases	3,348,692	2,277,492
Allowance for loan and lease losses	(19,687)	(16,706)
Net loans and leases	3,329,005	2,260,786
Servicing assets, at fair value	21,587	21,400
Accrued interest receivable	10,670	7,670
Premises and equipment, net	107,300	95,224
Assets held for sale	11,428	9,779
Other real estate owned, net	6,402	10,626
Goodwill	127,536	54,562
Other intangible assets, net	37,139	16,756
Bank-owned life insurance	5,886	5,718
Deferred tax assets, net	48,936	47,376
Due from counterparty	25,569	39,824
Other assets	31,869	16,106
Total assets	$4,805,280	$3,366,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,193,057	$760,887
Interest bearing deposits:
NOW, savings accounts, and money market accounts	1,391,568	973,685
Time deposits	1,060,252	708,757
Total deposits	3,644,877	2,443,329
Accrued interest payable	2,562	1,306
Line of credit	—	—
Federal Home Loan Bank advances	420,000	361,506
Securities sold under agreements to repurchase	24,653	31,187
Junior subordinated debentures issued to capital trusts, net	36,452	27,647
Accrued expenses and other liabilities	60,330	42,577
Total liabilities	4,188,874	2,907,552
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting $0.01 par value at June 30, 2018 and December 31, 2017; 150,000,000 shares authorized at June 30, 2018 and December 31, 2017; 36,218,955 shares issued and outstanding at June 30, 2018 and 29,317,298 issued and outstanding at December 31, 2017	360	292
Additional paid-in capital	544,686	391,586
Retained earnings	71,257	61,349
Accumulated other comprehensive loss, net of tax	(10,335)	(5,087)
Total stockholders’ equity	616,406	458,578
Total liabilities and stockholders’ equity	$4,805,280	$3,366,130

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$39,627	$29,181	$73,281	$57,577
Interest on taxable securities	4,572	3,703	8,627	7,493
Interest on tax-exempt securities	229	151	403	284
Other interest and dividend income	413	280	672	449
Total interest and dividend income	44,841	33,315	82,983	65,803
INTEREST EXPENSE
Deposits	3,745	1,923	6,243	3,406
Federal Home Loan Bank advances	1,360	772	2,718	1,432
Subordinated debentures and other borrowings	680	809	1,271	1,616
Total interest expense	5,785	3,504	10,232	6,454
Net interest income	39,056	29,811	72,751	59,349
PROVISION FOR LOAN AND LEASE LOSSES	3,956	3,515	9,071	5,406
Net interest income after provision for loan and lease losses	35,100	26,296	63,680	53,943
NON-INTEREST INCOME
Fees and service charges on deposits	1,456	1,348	2,768	2,567
Net servicing fees	459	1,076	1,022	1,995
ATM and interchange fees	1,141	1,499	2,359	2,847
Net gains on sales of securities available-for-sale	4	—	4	8
Net gains on sales of loans	9,723	8,445	17,199	16,527
Wealth management and trust income	192	—	192	—
Other non-interest income	1,527	825	2,386	1,557
Total non-interest income	14,502	13,193	25,930	25,501
NON-INTEREST EXPENSE
Salaries and employee benefits	19,244	17,226	37,522	33,828
Occupancy expense, net	4,499	3,485	8,254	7,224
Equipment expense	558	616	1,161	1,179
Loan and lease related expenses	1,471	801	2,871	1,678
Legal, audit and other professional fees	4,418	1,090	6,269	2,761
Data processing	10,371	2,447	12,672	4,856
Net loss (gain) recognized on other real estate owned and other related expenses	472	141	471	(429)
Regulatory assessments	366	384	607	568
Other intangible assets amortization expense	1,130	769	1,897	1,538
Advertising and promotions	347	318	596	607
Telecommunications	466	396	884	814
Other non-interest expense	2,428	1,576	4,485	3,476
Total non-interest expense	45,770	29,249	77,689	58,100
INCOME BEFORE PROVISION FOR INCOME TAXES	3,832	10,240	11,921	21,344
PROVISION FOR INCOME TAXES	1,064	4,094	2,385	8,638
NET INCOME	2,768	6,146	9,536	12,706
Dividends on preferred shares	198	10,697	391	10,886
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON STOCKHOLDERS	$2,570	$(4,551)	$9,145	$1,820
EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.08	$(0.18)	$0.30	$0.07
Diluted	$0.08	$(0.18)	$0.29	$0.07

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$2,768	$6,146	$9,536	$12,706
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(2,556)	2,427	(11,408)	3,447
Reclassification adjustments for net gains included in net income	(4)	—	(4)	(8)
Tax effect	782	(1,264)	3,177	(1,890)
Net of tax	(1,778)	1,163	(8,235)	1,549
Cash flow hedges
Unrealized holding gains (losses) arising during the period	1,562	(1,343)	5,632	(1,425)
Reclassification adjustments for net gains (losses) included in net income	(374)	214	(435)	267
Tax effect	(331)	454	(1,447)	465
Net of tax	857	(675)	3,750	(693)
Total other comprehensive income (loss)	(921)	488	(4,485)	856
Comprehensive income	$1,847	$6,634	$5,051	$13,562

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018 and 2017

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	12,706	—	12,706
Other comprehensive income, net of tax	—	—	—	—	—	—	856	856
Issuance of common stock in connection with merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance costs	—	—	4,630,194	46	76,783	—	—	76,829
Cash dividends declared on preferred stock	—	—	—	—	—	(10,886)	—	(10,886)
Share-based compensation expense	—	—	—	—	571	—	—	571
Balance, June 30, 2017	10,438	$10,438	29,246,900	$292	$390,660	$52,753	$(6,412)	$447,731
Balance, January 1, 2018	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	9,536	—	9,536
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,485)	(4,485)
Issuance of common stock upon exercise of stock options	—	—	94,750	1	1,134	—	—	1,135
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	151,275
Issuance of common stock in connection with restricted stock awards	—	—	126,157	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(2,100)	—	—	—	—	—
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(391)	—	(391)
Share-based compensation expense	—	—	—	—	758	—	—	758
Balance, June 30, 2018	10,438	$10,438	36,218,955	$360	$544,686	$71,257	$(10,335)	$616,406

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,536	$12,706
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	9,071	5,406
Impairment loss on assets held for sale	117	—
Depreciation and amortization of premises and equipment	2,608	2,608
Net amortization of securities	1,876	2,361
Net gains on sales of securities available-for-sale	(4)	(8)
Net gains on sales of assets held for sale	(162)	(162)
Net gains on sales of loans	(17,199)	(16,527)
Net proceeds from mortgage loans sold	—	151
Originations of government guaranteed loans	(175,120)	(134,333)
Proceeds from government guaranteed loans sold	204,807	150,688
Accretion of premiums and discounts on acquired loans, net	(13,660)	(12,421)
Net change in servicing assets	(187)	(333)
Net valuation adjustments on other real estate owned	60	320
Net losses (gains) on sales of other real estate owned	109	(1,464)
Amortization of intangible assets	1,897	1,538
Amortization of time deposit premium	(84)	(680)
Amortization of Federal Home Loan Bank advances premium	(19)	(104)
Accretion of junior subordinated debentures discount	308	383
Share-based compensation expense	758	571
Deferred tax provision	2,225	7,547
Increase in cash surrender value of bank owned life insurance	(168)	(172)
Net gain on death benefit of bank owned life insurance	—	(313)
Changes in assets and liabilities:
Accrued interest receivable	(77)	(107)
Other assets	(3,803)	1,165
Accrued interest payable	686	(865)
Accrued expenses and other liabilities	22,530	10,895
Net cash provided by operating activities	46,105	28,850
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(96,086)	(17,499)
Proceeds from maturities and calls of securities available-for-sale	6,630	1,182
Proceeds from paydowns of securities available-for-sale	29,462	34,562
Proceeds from sales of securities available-for-sale	544	8
Proceeds from paydowns of securities held-to-maturity	9,601	10,112
Purchases of Federal Home Loan Bank stock	(13,998)	(5,760)
Federal Home Loan Bank stock repurchases	12,724	8,775
Proceeds from other loans sold	—	9,984
Net change in loans and leases	(158,258)	(13,823)
Purchases of premises and equipment	(537)	(1,604)
Proceeds from sales of assets held for sale	1,041	2,752
Proceeds from sales of other real estate owned	4,678	7,520
Net cash received in acquisition of business	20,374	—
Net cash (used in) provided by investing activities	(183,825)	36,209

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$179,364	$50,884
Proceeds from Federal Home Loan Bank advances	2,941,900	1,290,000
Repayments of Federal Home Loan Bank advances	(2,883,387)	(1,384,000)
Repayments of line of credit	—	(4,500)
Net (decrease) increase in securities sold under agreements to repurchase	(6,534)	15,180
Dividends paid on preferred stock	(391)	(385)
Proceeds from issuance of common stock upon exercise of stock options	1,135	—
Proceeds from issuance of preferred stock	—	1,050
Net cash provided by (used in) financing activities	232,087	(31,771)
NET INCREASE IN CASH AND CASH EQUIVALENTS	94,367	33,288
CASH AND CASH EQUIVALENTS, beginning of period	58,349	46,533
CASH AND CASH EQUIVALENTS, end of period	$152,716	$79,821
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,081	$7,720
Cash payments during the period for taxes	$2,752	$1,100
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$(8,235)	$1,549
Change in fair value of cash flow hedges, net of tax	$3,750	$(693)
Delayed payments of mortgage-backed securities	$621	$834
Transfers of loans to loans held for sale	$—	$10,061
Transfers of loans to other real estate owned	$1,067	$2,490
Internally financed sale of other real estate owned	$444	$—
Transfers of land and premises to assets held for sale	$2,531	$1,508
Transfers of premises and equipment to other assets	$2	$671
Transfers of other assets to assets held for sale	$16	$—
Due from carrier for payment of life insurance death benefit	$—	$1,399
Due from counterparty	$5,582	$19,257
Due from broker for issuance of common stock, net of underwriters' discount	$—	$82,699
Due to preferred stockholders for repurchase of Series A preferred stock	$—	$(25,504)
Due to broker	$10,029	$10,059
Total assets acquired from acquisition	$1,142,766	$—
Total liabilities assumed from acquisition	$1,036,609	$—
Common stock and stock options issued due to acquisition of business	$152,127	$—

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2018 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.

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

During the three months ended March 31, 2018, we revised our previously issued 2017 consolidated financial statements to properly record a deferred tax liability associated with the bad debt recapture assumed from the acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) and its subsidiaries on October 14, 2016. The acquisition of Ridgestone was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”). Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017.

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

Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments require entities to adjust fair value disclosures for financial instruments to be reflected at an exit price. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods beginning January 1, 2019 and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Compensation—Stock Compensation (Topic 718) In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) or the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award is an equity instrument or liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting. The amendments in the ASU expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services, in order to align the accounting for share-based payments to employees and nonemployees to reduce cost and complexity to improve financial reporting. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition.

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

Note 3—Acquisition of a Business

On May 31, 2018, the Company acquired all common stock of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 27, 2017 (the “Merger Agreement”). First Evanston operated two wholly owned subsidiaries, First Bank & Trust and First Evanston Bancorp Trust I. First Evanston was merged with and into Byline. As a result of the merger, First Evanston’s subsidiary bank, First Bank & Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

At the effective time of the merger (the “Effective Time”), each share of First Evanston’s common stock was converted into the right to receive: (1) 3.994 shares of Byline’s common stock, and (2) an amount in cash equal to $27.0 million divided by the number of outstanding shares of First Evanston common stock as of the closing date, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $27.0 million divided by the outstanding shares of First Evanston common stock, or $16.136 per outstanding share. Based on the closing price of shares of the Company’s common stock of $21.62, as reported by the New York Stock Exchange, and 6,682,850 shares of common stock issued with respect to the outstanding shares of First Evanston common stock, the stock consideration was valued at $144.5 million. Options to acquire 144,090 shares of First Evanston common stock that were outstanding at the Effective Time were converted into options to acquire 680,787 shares of Byline common stock, resulting in a consideration value of $7.6 million. The value of the total merger consideration at closing was $179.1 million before the issuance costs of $852,000.

The transaction resulted in goodwill of $73.0 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Merger-related expenses, including acquisition advisory expenses of $1.6 million and core system conversion expenses of $9.0 million related to the First Evanston acquisition, are reflected in non-interest expense on the Consolidated Statements of Operations for the six months ended June 30, 2018.

The acquisition of First Evanston was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the preliminary estimates of fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$47,378
Securities available-for-sale	128,063
Restricted stock	1,360
Loans	916,011
Premises and equipment	16,778
Other intangible assets	22,276
Deferred tax assets, net	2,055
Other assets	8,845
Total assets acquired	1,142,766
Liabilities
Deposits	1,022,268
Junior subordinated debentures	8,497
Accrued expenses and other liabilities	5,844
Total liabilities assumed	1,036,609
Net assets acquired	$106,157
Consideration paid
Common stock (6,682,850 shares issued at $21.62 per share)	144,483
Outstanding stock options converted to Byline stock options	7,644
Cash paid	27,004
Total consideration paid	179,131
Goodwill	$72,974

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$889,115
Gross contractual amounts receivable	1,055,502
Estimate of contractual cash flows not expected to be collected(1)	36,544
Estimate of contractual cash flows expected to be collected	1,018,958

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2018 and 2017, as if the acquisition had occurred on January 1, 2017. The pro forma results combine the historical results of First Evanston into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes security discount accretion, loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan and lease losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenues (net interest income and non-interest income)	$61,775	$55,995	$119,828	$111,641
Net income	$10,709	$9,075	$21,166	$19,073
Earnings (loss) per share—basic	$0.29	$(0.05)	$0.58	$0.26
Earnings (loss) per share—diluted	$0.28	$(0.05)	$0.56	$0.26

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through June 30, 2018. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Evanston was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$44,683	$4	$(264)	$44,423
U.S. Government agencies	146,887	26	(1,904)	145,009
Obligations of states, municipalities, and political subdivisions	59,995	110	(812)	59,293
Residential mortgage-backed securities
Agency	313,823	—	(14,289)	299,534
Non-agency	63,519	—	(1,556)	61,963
Commercial mortgage-backed securities
Agency	76,332	72	(3,151)	73,253
Non-agency	31,612	—	(1,508)	30,104
Corporate securities	37,707	227	(344)	37,590
Other securities	4,610	2,176	(130)	6,656
Total	$779,168	$2,615	$(23,958)	$757,825

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,934	$28	$(373)	$23,589
Residential mortgage-backed securities
Agency	45,422	—	(843)	44,579
Non-agency	37,257	—	(1,014)	36,243
Total	$106,613	$28	$(2,230)	$104,411

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,999	$—	$(136)	$14,863
U.S. Government agencies	54,248	—	(1,290)	52,958
Obligations of states, municipalities, and political subdivisions	33,405	100	(335)	33,170
Residential mortgage-backed securities
Agency	315,103	—	(7,646)	307,457
Non-agency	39,485	104	(75)	39,514
Commercial mortgage-backed securities
Agency	70,964	45	(1,966)	69,043
Non-agency	31,763	—	(792)	30,971
Corporate securities	29,573	507	(104)	29,976
Other securities	3,627	1,730	(73)	5,284
Total	$593,167	$2,486	$(12,417)	$583,236

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,030	$197	$(82)	$24,145
Residential mortgage-backed securities
Agency	53,731	79	(203)	53,607
Non-agency	39,402	174	(51)	39,525
Total	$117,163	$450	$(336)	$117,277

The Company did not classify securities as trading during the six months ended June 30, 2018 or during 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$24,695	$(76)	$9,813	$(188)	$34,508	$(264)
U.S. Government agencies	36	62,216	(92)	51,471	(1,812)	113,687	(1,904)
Obligations of states, municipalities and political subdivisions	40	24,271	(564)	4,396	(248)	28,667	(812)
Residential mortgage-backed securities
Agency	44	30,404	(604)	269,131	(13,685)	299,535	(14,289)
Non-agency	7	57,749	(1,350)	4,213	(206)	61,962	(1,556)
Commercial mortgage-backed securities
Agency	8	7,228	(46)	54,473	(3,105)	61,701	(3,151)
Non-agency	5	—	—	30,104	(1,508)	30,104	(1,508)
Corporate securities	11	16,946	(133)	4,744	(211)	21,690	(344)
Other securities	1	—	—	2,844	(130)	2,844	(130)
Total	170	$223,509	$(2,865)	$431,189	$(21,093)	$654,698	$(23,958)

		Less than 12 Months		12 Months or Longer		Total
June 30, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	27	$18,166	$(327)	$1,538	$(46)	$19,704	$(373)
Residential mortgage-backed securities
Agency	20	37,755	(558)	6,824	(285)	44,579	(843)
Non-agency	7	32,173	(847)	4,070	(167)	36,243	(1,014)
Total	54	$88,094	$(1,732)	$12,432	$(498)	$100,526	$(2,230)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$4,998	$(2)	$9,865	$(134)	$14,863	$(136)
U.S. Government agencies	9	992	(7)	51,966	(1,283)	52,958	(1,290)
Obligations of states, municipalities and political subdivisions	29	16,059	(137)	4,453	(198)	20,512	(335)
Residential mortgage-backed securities
Agency	41	15,441	(181)	292,016	(7,465)	307,457	(7,646)
Non-agency	1	—	—	4,565	(75)	4,565	(75)
Commercial mortgage-backed securities
Agency	7	—	—	57,442	(1,966)	57,442	(1,966)
Non-agency	5	—	—	30,971	(792)	30,971	(792)
Corporate securities	3	2,406	(80)	2,489	(24)	4,895	(104)
Other securities	1	—	—	1,921	(73)	1,921	(73)
Total	101	$39,896	$(407)	$455,688	$(12,010)	$495,584	$(12,417)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	12	$7,409	$(38)	$1,548	$(44)	$8,957	$(82)
Residential mortgage-backed securities
Agency	13	24,344	(107)	7,935	(96)	32,279	(203)
Non-agency	3	10,458	(10)	4,382	(41)	14,840	(51)
Total	28	$42,211	$(155)	$13,865	$(181)	$56,076	$(336)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2018, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 170 securities available-for-sale with unrealized losses at June 30, 2018. There were 54 securities held-to-maturity with unrealized losses at June 30, 2018. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses for the three and six months ended June 30, 2018 and 2017 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds	$544	$—	$544	$8
Gross gains	4	—	4	8
Gross losses	—	—	—	—

There were $4,000 gains reclassified from accumulated other comprehensive income into earnings for the three months ended June 30, 2018. There were no gains or losses reclassified for the three months ended June 30, 2017. There were $4,000 gains reclassified from accumulated other comprehensive income into earnings for the six months ended June 30, 2018 and $8,000 for the six months ended June 30, 2017.

Securities pledged at June 30, 2018 and December 31, 2017 had carrying amounts of $221.4 million and $262.5 million, respectively. At June 30, 2018 and December 31, 2017, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $186.5 million and $99.3 million, respectively, and for customer repurchase agreements of $34.9 million and $34.8 million, respectively. At June 30, 2018, there were no securities pledged for advances from the Federal Home Loan Bank. At December 31, 2017, securities pledged for advances from the Federal Home Loan Bank were $128.4 million. Other securities were pledged for purposes required or permitted by law. At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2018, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$40,479	$40,475
Due from one to five years	187,741	186,169
Due from five to ten years	49,553	48,404
Due after ten years	12,036	11,958
Mortgage-backed securities	485,286	464,854
Other securities with no defined maturity	4,073	5,965
Total	$779,168	$757,825
Held-to-maturity
Due from one to five years	$4,060	$4,031
Due from five to ten years	11,646	11,442
Due after ten years	8,228	8,116
Mortgage-backed securities	82,679	80,822
Total	$106,613	$104,411

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2018	2017
Commercial real estate	$1,235,158	$891,971
Residential real estate	699,482	577,123
Construction, land development, and other land	189,490	105,996
Commercial and industrial	1,026,371	522,254
Installment and other	12,758	4,182
Lease financing receivables	183,304	174,165
Total loans and leases	3,346,563	2,275,691
Net unamortized deferred fees and costs	(1,442)	(1,720)
Initial direct costs	3,571	3,521
Allowance for loan and lease losses	(19,687)	(16,706)
Net loans and leases	$3,329,005	$2,260,786

	June 30,	December 31,
	2018	2017
Lease financing receivables
Net minimum lease payments	$199,246	$188,986
Unguaranteed residual values	1,654	1,644
Unearned income	(17,596)	(16,465)
Total lease financing receivables	183,304	174,165
Initial direct costs	3,571	3,521
Lease financial receivables before allowance for lease losses	$186,875	$177,686

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At June 30, 2018 and December 31, 2017, total loans and leases included the guaranteed amount of U.S.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Government guaranteed loans of $95.1 million and $77.0 million, respectively. At June 30, 2018 and December 31, 2017, installment and other loans included overdraft deposits of $1.3 million and $617,000, respectively, which were reclassified as loans. At June 30, 2018 and December 31, 2017, loans and loans held for sale pledged as security for borrowings were $1.4 billion and $516.9 million, respectively.

The minimum annual lease payments for lease financing receivables as of June 30, 2018 are summarized as follows:

Minimum Lease Payments
2018	$35,976
2019	64,945
2020	48,587
2021	30,122
2022	15,850
Thereafter	3,766
Total	$199,246

Originated loans and leases represent originations or purchases other than those from a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of significant credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2018 and December 31, 2017:

June 30, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$539,529	$162,621	$532,837	$1,234,987
Residential real estate	413,956	129,737	155,895	699,588
Construction, land development, and other land	134,004	4,860	49,752	188,616
Commercial and industrial	556,340	15,347	454,133	1,025,820
Installment and other	4,898	521	7,387	12,806
Lease financing receivables	156,017	—	30,858	186,875
Total loans and leases	$1,804,744	$313,086	$1,230,862	$3,348,692

December 31, 2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$513,622	$166,712	$211,359	$891,693
Residential real estate	400,571	144,562	32,085	577,218
Construction, land development, and other land	97,638	5,946	1,845	105,429
Commercial and industrial	416,499	10,008	94,731	521,238
Installment and other	3,724	462	42	4,228
Lease financing receivables	141,329	—	36,357	177,686
Total loans and leases	$1,573,383	$327,690	$376,419	$2,277,492

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired impaired loans—As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310-30 in the amount of $25.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction. There were no other acquired impaired loans purchased during 2018 or 2017. The following table presents a reconciliation of the undiscounted contractual cash flows, non-accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of May 31, 2018:

Undiscounted contractual cash flows	$33,594
Undiscounted cash flows not expected to be collected (non-accretable difference)	5,003
Undiscounted cash flows expected to be collected	28,591
Accretable yield at acquisition	(3,566)
Estimated fair value of impaired loans acquired at acquisition	$25,025

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.8 million and $3.9 million, at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018		December 31, 2017
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$233,680	$162,621	$235,898	$166,712
Residential real estate	189,463	129,737	207,660	144,562
Construction, land development, and other land	12,955	4,860	13,270	5,946
Commercial and industrial	24,275	15,347	18,333	10,008
Installment and other	1,925	521	1,819	462
Total acquired impaired loans	$462,298	$313,086	$476,980	$327,690

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$39,300	$34,744	$36,446	$36,868
Additions	3,566	—	3,566	—
Accretion to interest income	(5,871)	(8,816)	(11,562)	(16,603)
Reclassification from nonaccretable difference, net	4,311	11,691	12,856	17,354
Ending balance	$41,306	$37,619	$41,306	$37,619

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the First Evanston acquisition in the amount of $889.1 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction.

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$545,840	$532,837	$221,710	$211,359
Residential real estate	159,824	155,895	32,605	32,085
Construction, land development, and other land	51,270	49,752	1,926	1,845
Commercial and industrial	475,924	454,133	105,529	94,731
Installment and other	7,813	7,387	355	42
Lease financing receivables	32,524	30,858	37,476	36,357
Total acquired non-impaired loans and leases	$1,273,195	$1,230,862	$399,601	$376,419

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2018 and 2017 are as follows:

June 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640
Provisions	1,336	84	131	1,956	1	448	3,956
Charge-offs	(202)	—	—	(1,596)	(32)	(555)	(2,385)
Recoveries	—	—	—	246	—	230	476
Ending balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687

Six months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions	2,270	10	528	5,380	21	862	9,071
Charge-offs	(611)	—	(418)	(4,681)	(32)	(1,065)	(6,807)
Recoveries	—	—	—	252	—	465	717
Ending balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending balance:
Individually evaluated for impairment	$2,199	$127	$—	$2,555	$14	$—	$4,895
Collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Loans acquired with deteriorated credit quality	1,502	350	22	874	3	—	2,751
Total allowance for loan and lease losses	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687

June 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$16,397	$2,273	$—	$14,889	$14	$—	$33,573
Collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Loans acquired with deteriorated credit quality	162,621	129,737	4,860	15,347	521	—	313,086
Total loans and leases	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Provisions (releases)	1,674	(453)	(90)	1,637	13	734	3,515
Charge-offs	(53)	(129)	—	(784)	—	(767)	(1,733)
Recoveries	—	—	—	—	—	370	370
Ending balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969

Six months ended
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions (releases)	2,014	(452)	(415)	2,492	10	1,757	5,406
Charge-offs	(291)	(196)	—	(999)	—	(1,537)	(3,023)
Recoveries	—	—	—	—	—	663	663
Ending balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending balance:
Individually evaluated for impairment	$396	$275	$—	$1,638	$326	$—	$2,635
Collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans acquired with deteriorated credit quality	1,722	341	25	1,153	13	—	3,254
Total allowance for loan and lease losses	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969

June 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$8,675	$1,271	$565	$3,081	$327	$—	$13,919
Collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Loans acquired with deteriorated credit quality	188,161	162,349	5,830	12,400	555	—	369,295
Total loans and leases	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390

The Company increased the allowance for loan and lease losses by $2.0 million and $3.0 million for the three and six months ended June 30, 2018, respectively. The Company increased the allowance for loan and lease losses by $2.2 million and $3.0 million for the three and six months ended June 30, 2017, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $778,000 and $1.1 million for the three and six months ended June 30, 2018, respectively. The Company increased the allowance for loan and lease losses for acquired impaired loans by $1.5 million and $1.6 million for the three and six months ended June 30, 2017, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of June 30, 2018 and December 31, 2017, which excludes acquired impaired loans:

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$10,735	$12,211	$—
Residential real estate	1,935	1,910	—
Commercial and industrial	4,391	5,438	—
With an allowance recorded
Commercial real estate	5,662	5,975	2,199
Residential real estate	338	334	127
Commercial and industrial	10,498	11,447	2,555
Installment and other	14	14	14
Total impaired loans	$33,573	$37,329	$4,895

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$11,425	$12,936	$—
Residential real estate	2,075	2,046	—
Commercial and industrial	5,470	6,774	—
With an allowance recorded
Commercial real estate	2,459	2,634	1,101
Residential real estate	354	351	158
Commercial and industrial	9,314	9,724	2,692
Installment and other	14	14	14
Total impaired loans	$31,111	$34,479	$3,965

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the six months ended as follows:

June 30, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$10,013	$436
Residential real estate	1,959	25
Commercial and industrial	7,283	99
With an allowance recorded
Commercial real estate	4,587	183
Residential real estate	347	3
Commercial and industrial	8,784	233
Installment and other	14	979
Total impaired loans	$32,987	$1,958

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$4,573	$199
Residential real estate	578	24
Construction, land development and other land	364	15
Commercial and industrial	1,119	43
With an allowance recorded
Commercial real estate	667	—
Residential real estate	240	3
Construction, land development and other land	87	—
Commercial and industrial	2,047	263
Installment and other	159	9
Total impaired loans	$9,834	$556

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2018 and December 31, 2017:

June 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$938,889	$533,937	$151,868	$840,647	$12,253	$184,166	$2,661,760
Watch	96,967	30,482	28,762	118,385	3	140	274,739
Special Mention	22,353	2,815	3,126	31,955	15	964	61,228
Substandard	14,157	2,617	—	19,486	14	1,289	37,563
Doubtful	—	—	—	—	—	316	316
Loss	—	—	—	—	—	—	—
Total	$1,072,366	$569,851	$183,756	$1,010,473	$12,285	$186,875	$3,035,606

December 31, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$638,066	$398,743	$73,935	$415,163	$3,732	$174,672	$1,704,311
Watch	58,217	29,165	22,380	67,024	20	190	176,996
Special Mention	14,645	2,251	3,168	13,535	—	1,293	34,892
Substandard	14,053	2,497	—	15,508	14	1,259	33,331
Doubtful	—	—	—	—	—	272	272
Loss	—	—	—	—	—	—	—
Total	$724,981	$432,656	$99,483	$511,230	$3,766	$177,686	$1,949,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2018 and December 31, 2017:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$544	$636	$—	$11,534	$12,714	$1,059,652	$1,072,366
Residential real estate	492	15	—	1,619	2,126	567,725	569,851
Construction, land development, and other land	—	—	—	—	—	183,756	183,756
Commercial and industrial	560	4,244	197	11,861	16,862	993,611	1,010,473
Installment and other	635	—	—	14	649	11,636	12,285
Lease financing receivables	518	462	—	714	1,694	185,181	186,875
Total	$2,749	$5,357	$197	$25,742	$34,045	$3,001,561	$3,035,606

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,783	$968	$—	$8,459	$14,210	$710,771	$724,981
Residential real estate	148	—	—	2,092	2,240	430,416	432,656
Construction, land development, and other land	—	—	—	—	—	99,483	99,483
Commercial and industrial	6,667	967	—	4,348	11,982	499,248	511,230
Installment and other	18	—	—	14	32	3,734	3,766
Lease financing receivables	997	638	—	851	2,486	175,200	177,686
Total	$12,613	$2,573	$—	$15,764	$30,950	$1,918,852	$1,949,802

At June 30, 2018 and December 31, 2017, the Company had a recorded investment in troubled debt restructurings of $7.0 million and $2.6 million, respectively. The restructurings were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The Company has allocated a specific allowance of $1.1 million and $357,000 for these loans at June 30, 2018 and December 31, 2017, respectively. In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at June 30, 2018 and no commitments outstanding on troubled debt restructurings at December 31, 2017.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2018 and year ended December 31, 2017 resulted in $144,000 and $487,000 of charge-offs or permanent reductions of the recorded investments in the loans, respectively. There were five commercial loans totaling $4.8 million and two commercial real estate loan totaling $545,000 that were modified as a troubled debt restructuring during the three months ended June 30, 2018. There were five commercial loans totaling $4.8 million and three commercial real estate loans totaling $670,000 that were modified as a troubled debt restructuring during the six months ended June 30, 2018. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the year ended December 31, 2017 had a recorded investment of $144,000. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2018 had a recorded investment of $340,000.

At June 30, 2018 and December 31, 2017, the reserve for unfunded commitments was $1.0 million and $923,000, respectively. During the three months ended June 30, 2018 and 2017, the credits for unfunded commitments were $92,000 and $77,000, respectively. During the six months ended June 30, 2018 and 2017, the provisions for and credits to unfunded commitments were $84,000 and $27,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$21,400	$21,091
Additions, net	4,191	2,948
Changes in fair value	(4,004)	(2,615)
Ending balance	$21,587	$21,424

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Loan portfolios serviced for:
SBA guaranteed loans	1,111,551	1,021,143
USDA guaranteed loans	84,019	91,758
Total	$1,195,570	$1,112,901

 Loan servicing income, net of changes in fair value of servicing assets, totaled $459,000 and $1.0 million for the three and six months ended June 30, 2018, respectively. Loan servicing income totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2017, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
Beginning balance	$10,626	$16,570
Net additions to OREO	1,067	2,490
Dispositions of OREO	(5,231)	(6,056)
Valuation adjustments	(60)	(320)
Ending balance	$6,402	$12,684

At June 30, 2018 and December 31, 2017, the balance of real estate owned included $843,000 and $3.6 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $4.3 million and $1.9 million, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$54,562	$16,720	$—	$51,975	$19,776	$—
Additions	72,974	19,060	3,216	—	—	—
Amortization or accretion	—	(1,863)	(22)	—	(1,529)	—
Ending balance	$127,536	$33,917	$3,194	$51,975	$18,247	$—
Accumulated amortization or accretion	N/A	$15,329	22	N/A	$11,939	N/A
Weighted average remaining amortization or accretion period	N/A	7.1 Years	11.9 Years	N/A	6.1 Years	N/A

The Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition.  Please refer to Note 3-Acquisition of a Business for further detail.

Additionally, the Company had other intangible assets of $29,000 and $36,000 as of June 30, 2018 and December 31, 2017, respectively, associated with trademark-related transactions.

The following table presents the estimated amortization expense for core deposit intangible, customer relationship intangible, and other intangible assets recognized at June 30, 2018:

Estimated Amortization
2018	$3,644
2019	6,942
2020	6,478
2021	6,026
2022	5,578
Thereafter	8,472
Total	$37,140

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.0% and 40.5%, respectively. The reduction in the effective tax rate is primarily a result of the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded an additional discrete income tax benefit of $724,000 during the first quarter of 2018. This adjustment includes the impact of the federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax assets. The re-measurement of our net deferred tax assets due to the TCJ Act was determined to be provisional at March 31, 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Net deferred tax assets increased to $48.9 million at June 30, 2018 compared to $47.4 million at December 31, 2017. The net increase in the total net deferred tax assets recorded as of June 30, 2018 was a result of an increase related to the acquisition of First Evanston, offset with a reduction due to the utilization of net operating loss carryforward deferred tax assets.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Non-interest bearing demand deposits	$1,193,057	$760,887
Interest bearing checking accounts	287,330	186,611
Money market demand accounts	617,108	349,862
Other savings	487,130	437,212
Time deposits (below $250,000)	879,643	627,255
Time deposits ($250,000 and above)	180,609	81,502
Total deposits	$3,644,877	$2,443,329

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Federal Home Loan Bank advances	$420,000	$361,506
Weighted average cost	2.01%	1.49%

At June 30, 2018, fixed-rate advances totaled $260.0 million with interest rates of 2.03% and 2.13% and maturities of July 2018 and September 2018. Total floating rate advances were $160.0 million at June 30, 2018, with interest rates ranging from 1.82% to 1.84% and maturities ranging from July 2018 to August 2018. The Company’s advances from the FHLB are collateralized by residential real estate loans and securities. The Company’s required investment in FHLB stock is $1 for every $20 in advances. Refer to Note 4—Securities for additional discussion. At June 30, 2018 and December 31, 2017, the Bank has additional borrowing capacity from the FHLB of $749.6 million and $795.0 million, respectively, subject to the availability of proper collateral.  The Bank’s maximum borrowing capacity is limited to 35% of total assets.

 The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedge Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Securities sold under agreements to repurchase	$24,653	$31,187
Line of credit	—	—
Total	$24,653	$31,187

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

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 12, 2017 and carried an interest rate equal to the Prime Rate. On October 12, 2017, the Company amended the credit agreement, which extended the maturity date to October 11, 2018. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) Rate plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 25 basis points. At June 30, 2018 and December 31, 2017, the line of credit has not been drawn upon, so an interest rate option has not been selected.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Federal Reserve Bank of Chicago discount window line	$329,627	$144,248
Available federal funds lines	55,000	55,000

Note 14—Junior Subordinated Debentures

At June 30, 2018 and December 31, 2017, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2018	Aggregate Principal Amount December 31, 2017	Stated Maturity	Contractual Rate at June 30, 2018	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	5.12%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	—	March 15, 2035	4.12%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	36,500
Discount	(10,048)	(8,853)
Total liability, at carrying value	$36,452	$27,647
 In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three LIBOR plus 2.79% (5.12% and 4.39% at June 30, 2018 and December 31, 2017, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $67,000 and $62,000 as of June 30, 2018 and December 31, 2017, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% and 5.09% at June 30, 2018 and December 31, 2017, respectively), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of June 30, 2018 or December 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (4.12% at June 30, 2018), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March, 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $17,000 as of June 30, 2018.

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

The minimum annual rental commitments for operating leases subsequent to June 30, 2018, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2018	$1,823
2019	3,183
2020	2,652
2021	2,321
2022	1,355
Thereafter	2,870
Total	$14,204

The Company’s rental expenses for the six months ended June 30, 2018 and 2017 were $2.8 million and $2.3 million, respectively. Rental expenses for the three months ended June 30, 2018 and 2017 were $1.6 million and $1.2 million, respectively. During the six months ended June 30, 2018 and 2017, the Company received $346,000 and $360,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended June 30, 2018 and 2017 was $175,000 and $170,000, respectively. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.6 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$78,076	$947,386	$55,924	$467,429
Standby letters of credit	2,360	26,369	1,226	3,337
Total	$80,436	$973,755	$57,150	$470,766

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 20.00% and maturities up to 2024. Variable rate loan commitments have interest rates ranging from 0.75% to 12.00% and maturities up to 2040.

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to assets and liabilities.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
June 30, 2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$44,423	$44,423	$—	$—
U.S. Government agencies	145,009	—	145,009	—
Obligations of states, municipalities, and political subdivisions	59,293	—	58,604	689
Residential mortgage-backed securities
Agency	299,534	—	299,534	—
Non-agency	61,963	—	61,963	—
Commercial mortgage-backed securities
Agency	73,253	—	73,253	—
Non-agency	30,104	—	30,104	—
Corporate securities	37,590	—	37,590	—
Other securities	6,656	2,844	3,121	691
Servicing assets	21,587	—	—	21,587
Derivative assets	13,063	—	13,063	—
Financial liabilities
Derivative liabilities	2,869	—	2,867	2

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,863	$14,863	$—	$—
U.S. Government agencies	52,958	—	52,958	—
Obligations of states, municipalities, and political subdivisions	33,170	—	32,795	375
Residential mortgage-backed securities
Agency	307,457	—	307,457	—
Non-agency	39,514	—	39,514	—
Commercial mortgage-backed securities
Agency	69,043	—	69,043	—
Non-agency	30,971	—	30,971	—
Corporate securities	29,976	—	29,976	—
Other securities	5,284	1,921	2,686	677
Servicing assets	21,400	—	—	21,400
Derivative assets	5,981	—	5,981	—
Financial liabilities
Derivative liabilities	994	—	994	—

The Company has originated, and acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single-issuer trust preferred securities included in other securities categorized as Level 3 of the fair value hierarchy.

The Company has purchased, and acquired through a business combination, privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for municipal government entities located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended June 30, 2018 or the year ended December 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2018	2017	2018	2017
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,052	$1,080	$21,400	$21,091
Acquired assets at fair value	314	—	—	—
Additions, net	—	—	4,191	2,948
Amortization	3	2	—	—
Change in unrealized gain	11	(5)	—	—
Change in fair value	—	—	(4,004)	(2,615)
Balance, end of period	$1,380	$1,077	$21,587	$21,424

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2018:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range		Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	1.3%—2.4%	1.8%		Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—7.0%	6.1%		Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	4.6%—23.0%	10.0%		Decrease
		Discount rate	6.6%—22.0%	14.1%		Decrease
		Expected weighted average loan life	0.2—7.4 years		5.3 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
June 30, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$14,198	$—	$—	$14,198
Residential real estate	2,146	—	—	2,146
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,334	—	—	12,334
Installment and other	—	—	—	—
Assets held for sale	11,428	—	—	11,428
Other real estate owned	6,402	—	—	6,402

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$12,783	$—	$—	$12,783
Residential real estate	2,271	—	—	2,271
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,092	—	—	12,092
Installment and other	—	—	—	—
Assets held for sale	9,779	—	—	9,779
Other real estate owned	10,626	—	—	10,626

The following table provides a description of the valuation technique, unobservable inputs and qualitative information about the Company’s assets and liabilities classified as Level 3 and measured at fair value on a non-recurring basis as of June 30, 2018:

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

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2018		2017
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$25,299	$25,299	$19,404	$19,404
Interest bearing deposits with other banks	2	127,417	127,417	38,945	38,945
Securities held-to-maturity	2	106,613	104,411	117,163	117,277
Other restricted stock	2	18,977	18,977	16,343	16,343
Loans held for sale	3	5,822	6,494	5,212	5,851
Loans and lease receivables, net	3	3,329,005	3,288,358	2,260,786	2,240,235
Accrued interest receivable	3	10,670	10,670	7,670	7,670
Financial liabilities
Non-interest bearing deposits	2	1,193,057	1,193,057	760,887	760,887
Interest bearing deposits	2	2,451,820	2,447,100	1,682,442	1,678,535
Accrued interest payable	2	2,562	2,562	1,306	1,306
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	420,000	420,000	361,506	361,500
Securities sold under repurchase agreement	2	24,653	24,653	31,187	31,187
Junior subordinated debentures	3	36,452	42,475	27,647	33,907

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$10,238	$—	$250,000	$5,030	$38
Derivatives not designated as hedging instruments
Other interest rate swaps	214,015	2,825	2,867	94,726	951	956
Other credit derivatives	1,250	—	2	—	—	—
Total derivatives	$465,265	$13,063	$2,869	$344,726	$5,981	$994

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of June 30, 2018 and December 31, 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current interest incurred from the hedged FHLB advances when it affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the three or six months ended June 30, 2018 and 2017.

Interest recorded on these swap transactions reduced FHLB interest expense by $374,000 and increased FHLB interest expense by $213,000 during the three months ended June 30, 2018 and 2017, respectively, and is reported as a component of interest expense on FHLB advances. Interest recorded on swap transactions reduced FHLB interest expense by $435,000 and increased FHLB interest expense by $267,000 during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company estimates $2.3 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of June 30, 2018:

Notional amounts	$250,000
Derivative assets fair value	10,238
Derivative liabilities fair value	—
Weighted average pay rates	1.67%
Weighted average receive rates	1.63%
Weighted average maturity	4.2 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2018			June 30, 2017
	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$5,632	$435	$—	$(1,425)	$(267)	$—

Other interest rate swaps—The total combined notional amount was $214.0 million as of June 30, 2018 with maturities ranging from December 2018 to April 2028. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three and six months ended June 30, 2018, there were $946,000 of transaction fees, included in other non-interest income, related to these derivative instruments. During the three and six months ended June 30, 2017, transaction fees were $65,000 and $179,000, respectively.

The following table reflects other interest rate swaps as of June 30, 2018:

Notional amounts	$214,015
Derivative assets fair value	2,825
Derivative liabilities fair value	2,867
Weighted average pay rates	4.66%
Weighted average receive rates	4.04%
Weighted average maturity	5.8 years

Other credit derivative—The total notional amount was $1.3 million as of June 30, 2018. There were no credit derivatives as of December 31, 2017. The fair value of the other credit derivative is reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivative resulted in an increase to other non-interest income during the three and six months ended June 30, 2018, of $1,000 and $24,000, respectively.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three and six months ended June 30, 2018, the CVA resulted in a decrease to non-interest income of $65,000 and $38,000, respectively. During the three and six months ended June 30, 2017, the CVA resulted in a decrease to non-interest income of $17,000 and $30,000, respectively.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2018		December 31, 2017
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$13,063	$2,869	$5,981	$994
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$13,063	$2,869	$5,981	$994
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,091)	(1,091)	(232)	(232)
Collateral posted	(11,972)	(1,775)	(5,371)	(745)
Net credit exposure	$—	$3	$378	$17

As of June 30, 2018, the counterparties posted collateral of $12.1 million, which resulted in no excess collateral with the Company. For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivatives asset.

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

During 2018, the Company granted 126,157 shares of restricted common stock, par value $0.01 per share. Of this total, 101,559 restricted shares will vest ratably over four years on each anniversary of the grant date, 11,165 restricted shares will vest ratably over three years on each anniversary of the grant date, and 2,268 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment.

In addition, 11,165 performance-based restricted shares were included in the 2018 grant.  The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets.  Under the award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 125% of the shares with above target and 75th percentile performance.  Any earned shares will vest on the third anniversary of the grant date. As of June 30, 2018, there were 1,355,545 shares available for future grants under the Omnibus Plan.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table discloses the changes in restricted shares for the six months ended June 30, 2018:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2018	70,398	$20.31
Granted	126,157	$22.38
Vested	—	$—
Forfeited	(2,100)	$20.84
Ending balance outstanding at June 30, 2018	194,455	$21.65

No restricted shares vested during the six months ended June 30, 2018.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

  The following table summarizes restricted stock compensation expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Total share-based compensation - restricted stock	$326	$—
Income tax benefit	91	—
Unrecognized compensation expense	3,691	—
Weighted-average amortization period remaining	3.3 years	—

The fair value of the unvested restricted stock awards at June 30, 2018 was $4.3 million.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,683,270 shares remain outstanding under the BYB Plan at June 30, 2018.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2018:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2018	1,783,020	$11.91	$19,718	7.6
Granted	—
Expired	—
Exercised	(94,750)	11.98	$988
Forfeited	(5,000)	16.25
Ending balance outstanding at June 30, 2018	1,683,270	$11.89	$17,583	7.1
Exercisable at June 30, 2018	1,516,670	$11.42	$16,568	7.0

A total of 94,750 stock options were exercised during the six months ended June 30, 2018. During the six months ended June 30, 2018, proceeds from the exercise of stock options were $1.1 million and related tax benefit was $275,000. There were no stock options exercised during the year ended December 31, 2017. A total of 307,163 stock options vested during the six months ended June 30, 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Total share-based compensation - stock options	$450	$571
Income tax benefit	125	227
Unrecognized compensation expense	271	1,181
Weighted-average amortization period remaining	1.3 years	1.4 years

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each outstanding First Evanston Option held by a participant (a “Participant”) in the First Evanston Bancorp, Inc. Stock Incentive Plan (the “FEB Plan”) ceased to represent a right to acquire shares of First Evanston common stock and was assumed and converted automatically into a fully vested and exercisable adjusted option to purchase shares of Byline common stock (each an “Adjusted Option”, and collectively, the “Adjusted Options”).  In accordance with the Merger Agreement, the number of shares of Byline common stock to which each such Adjusted Option relates is equal to the product (rounded down to the nearest whole share of Byline common stock) of: (a) the number of shares of First Evanston common stock subject to the First Evanston Option immediately prior to May 31, 2018, multiplied by (ii) 4.725.  Each Adjusted Option has an exercise price per share of Byline common stock equal to the quotient (rounded up to the nearest whole cent) of (x) the per share exercise price of such First Evanston Option immediately prior to May 31, 2018, divided by (y) 4.725 (the “Conversion Calculation”).  The description of the conversion process is based on, and qualified by, the Merger Agreement.

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2018:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2018	—	$—	$—	—
Granted	680,787	11.26	$7,544
Expired	—
Exercised	—
Forfeited	—
Ending balance outstanding at June 30, 2018	680,787	$11.26	$7,544	5.3
Exercisable at June 30, 2018	680,787	$11.26	$7,544	5.3

All shares of restricted performance shares of First Evanston common stock (“restricted stock”) that were previously issued under and held by Participants in the FEB Plan prior to the Merger were converted into the right to receive the per share merger consideration in connection with the Merger and pursuant to the Merger Agreement. Accordingly, no shares of First Evanston restricted stock remain outstanding under the FEB Plan.

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 2,364,057 and 1,798,223 shares of common stock were outstanding as of June 30, 2018 and 2017, respectively. There were 194,455 restricted stock awards outstanding at June 30, 2018.  There were no restricted stock awards outstanding at June 30, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,768	$6,146	$9,536	$12,706
Less: Dividends on preferred shares	198	10,697	391	10,886
Net income available (loss attributable) to common stockholders	$2,570	$(4,551)	$9,145	$1,820
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	31,614,973	24,667,587	30,459,495	24,642,287
Incremental shares	953,423	—	988,825	464,600
Weighted-average common stock outstanding (dilutive)	32,568,396	24,667,587	31,448,320	25,106,887
Basic earnings per common share	$0.08	$(0.18)	$0.30	$0.07
Diluted earnings per common share	$0.08	$(0.18)	$0.29	$0.07

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	36,218,955	29,317,298
Shares outstanding	36,218,955	29,317,298

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

 For the three months ended June 30, 2018, the Company declared and paid dividends on the Series B preferred stock of $198,000, compared to $196,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company declared and paid dividends on the Series B preferred stock of $391,000, compared to $385,000 for the six months ended June 30, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and June 30, 2017:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive (loss) income, net of tax	(693)	1,549	856
Balance, June 30, 2017	$1,540	$(7,952)	$(6,412)

Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	3,750	(8,235)	(4,485)
Balance, June 30, 2018	$7,350	$(17,685)	$(10,335)

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Texas, North Carolina and New York, and sales representatives in Florida, New Jersey, and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended June 30, 2018. Following our recent acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of June 30, 2018, we had consolidated total assets of $4.8 billion, total gross loans and leases outstanding of $3.3 billion, total deposits of $3.6 billion, and total stockholders’ equity of $616.4 million.

Small Ticket Leasing Acquisition

On October 10, 2014, Byline Bank acquired certain assets and liabilities related to the small ticket leasing operation of Baytree National Bank and Trust Company and Baytree Leasing Company LLC (collectively, “Baytree”). In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third party. We have grown our leasing portfolio to $186.9 million as of June 30, 2018.

Ridgestone Acquisition

On October 14, 2016, we completed the acquisition of Ridgestone Financial Services, Inc. and its subsidiary bank, Ridgestone Bank, under the terms of a definitive merger agreement (the “Ridgestone Agreement”). As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA lending programs.

First Evanston Acquisition

On May 31, 2018, we completed the acquisition of First Evanston Bancorp, Inc., under the terms of a definitive merger agreement (the “First Evanston Agreement”). As a result of the merger, First Evanston’s wholly owned bank subsidiary, First Bank & Trust, was merged with and into Byline Bank. As of the acquisition date, First Evanston had $1.1 billion in assets, including $931.6 million of loans, $127.1 million of securities, and total deposits of $1.0 billion.

At the effective time of the merger (the “Effective Time”), each share of First Evanston’s common stock (the “First Evanston Common Stock”) was converted into the right to receive: (1) 3.994 shares of Byline’s common stock, and (2) an amount in cash equal to $27.0 million divided by the number of outstanding shares of First Evanston Common Stock as of the closing date, with cash paid in lieu of any fractional shares. Options to acquire First Evanston Common Stock that were outstanding at the Effective Time were converted into options of substantially equivalent value to acquire Byline common stock. In the aggregate, Byline paid $27.0 million in cash and issued 6,682,850 shares of its common stock in respect of the outstanding shares of First Evanston Common Stock. The value of the total merger consideration at closing was approximately $179.1 million.

We determined that the First Evanston acquisition constituted a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value amount on the date of acquisition. Fair value was determined in accordance with the guidance provided in ASC 820. The fair values may be adjusted through the end of the measurement period, which closes at the earlier of the Company receiving all necessary information to complete the acquisition or one year from the date of acquisition. The transaction qualified for federal income tax purposes as a recapitalization under Section 368(a)(1)(E) of the Code and resulted in carryover treatment of the existing tax bases and tax loss carryforwards, although the utilization of tax attributes (including net operating loss carryforwards and tax credits) became subject to limitations under Sections 382 and 383 of the Code.

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since the Recapitalization, our branch network has been reduced from 88 to 59, including the additional nine branches added through the First Evanston acquisition. During June 2018, we consolidated six branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2018, included in this report, for additional information.

Core Deposit Intangible

Other intangible assets primarily consist of core deposit intangible assets. In valuing core deposit intangibles, we consider variables such as deposit servicing costs, attrition rates and market discount rates. Core deposit intangibles are reviewed annually, or more frequently when events or changes in circumstances occur that indicate that their carrying values may not be recoverable. If the recoverable amount of the core deposit intangibles is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the fair value at that time. We also evaluate whether the events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Core deposit intangibles are currently amortized over an approximate ten year period.

Customer Relationship Intangible

Other intangible assets also include our customer relationship intangible asset. In valuing our customer relationship intangibles, we consider variables such as assets under management, attrition rates, and fee structure. Customer relationship intangibles are currently amortized over a 12 year period.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of our Consolidated Financial Statements as of December 31, 2017, 2016, and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2018, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans and leases, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, servicing fees, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

Our second quarter 2018 results reflect solid growth in net interest income, primarily driven by the First Evanston acquisition. Net interest margin improved to 4.43% for the second quarter of 2018, compared to 4.02% for the second quarter of 2017, primarily due to strong loan and lease growth and an increase in interest rates on variable rate loans during the quarter. Our total revenues increased by approximately $10.6 million, or 24.7%, compared to the second quarter of 2017, primarily driven by loan originations and increased loan and lease yields. Additionally, our adjusted efficiency ratio improved from 66.23% at June 30, 2017 to 63.48% at June 30, 2018. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Selected Financial Data

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Summary of Operations
Net interest income	$39,056	$29,811	$72,751	$59,349
Provision for loan and lease losses	3,956	3,515	9,071	5,406
Non-interest income	14,502	13,193	25,930	25,501
Non-interest expense	45,770	29,249	77,689	58,100
Income before provision for income taxes	3,832	10,240	11,921	21,344
Provision for income taxes	1,064	4,094	2,385	8,638
Net income	2,768	6,146	9,536	12,706
Dividends on preferred shares	198	10,697	391	10,886
Income available (loss attributable) to common stockholders	$2,570	$(4,551)	$9,145	$1,820
Earnings per Common Share
Basic earnings (loss) per common share	$0.08	$(0.18)	$0.30	$0.07
Diluted earnings (loss) per common share	$0.08	$(0.18)	$0.29	$0.07
Adjusted diluted earnings (loss) per share(2)(3)	$0.32	$(0.18)	$0.52	$0.07
Weighted average common shares outstanding (basic)	31,614,973	24,667,587	30,459,495	24,642,287
Weighted average common shares outstanding (diluted)	32,568,396	24,667,587	31,448,320	25,106,887
Common shares outstanding	36,218,955	29,246,900	36,218,955	29,246,900
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.43%	4.02%	4.44%	4.01%
Cost of deposits	0.52%	0.30%	0.47%	0.27%
Efficiency ratio(1)	83.35%	66.23%	76.81%	66.66%
Adjusted Efficiency ratio(1)(2)(3)	63.48%	66.23%	65.90%	66.66%
Non-interest expense to average assets	4.75%	3.57%	4.34%	3.55%
Adjusted non-interest expense to average assets(2)(3)	3.65%	3.57%	3.73%	3.55%
Return on average stockholders' equity	2.14%	6.21%	3.93%	6.52%
Adjusted return on average stockholders' equity(2)(3)	8.18%	6.21%	6.89%	6.52%
Return on average assets	0.29%	0.75%	0.53%	0.78%
Adjusted return on average assets(2)(3)	1.10%	0.75%	0.93%	0.78%
Non-interest income to total revenues(2)	27.08%	30.68%	26.28%	30.05%
Pre-tax pre-provision return on average assets(2)	0.81%	1.68%	1.17%	1.63%
Adjusted Pre-tax pre-provision return on average assets(2)	1.91%	1.68%	1.77%	1.63%
Non-interest bearing deposits to total deposits	32.73%	30.77%	32.73%	30.77%
Deposits per branch	$61,778	$44,572	$61,778	$44,572
Loans and leases held for sale and loans and leases held for investment to total deposits	92.03%	84.87%	92.03%	84.87%
Deposits to total liabilities	87.01%	87.23%	87.01%	87.23%
Tangible book value per common share(2)	$12.18	$12.55	$12.18	$12.55
Asset Quality Ratios
Non-performing loans and leases to total loan and leases held for investment, net before ALLL	0.81%	0.76%	0.81%	0.76%
ALLL to total loans and leases held for investment, net before ALLL	0.59%	0.65%	0.59%	0.65%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.29%	0.26%	0.50%	0.22%
Acquisition accounting adjustments(4)	$52,090	$37,713	$52,090	$37,713
Capital Ratios
Common equity to assets	12.63%	13.01%	12.63%	13.01%
Tangible common equity to tangible assets(2)	9.51%	11.16%	9.51%	11.16%
Leverage ratio	10.57%	11.73%	10.57%	11.73%
Common equity tier 1 capital ratio	10.88%	13.61%	10.88%	13.61%
Tier 1 capital ratio	12.36%	15.06%	12.36%	15.06%
Total capital ratio	12.92%	15.68%	12.92%	15.68%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

We reported consolidated net income for the three months ended June 30, 2018 of $2.8 million compared to net income of $6.1 million for the three months ended June 30, 2017, a decrease of $3.3 million. The decrease in net income was primarily attributable to a $16.6 million increase in non-interest expense and a $441,000 increase in provision for loan and lease losses, offset by a $9.3 million increase in net interest income, a $1.3 million increase in non-interest income, and a $3.0 million decrease in provision for income taxes. The increase in non-interest expense was primarily due to an increase in data processing of $7.9 million due to expenses regarding the upcoming core system conversion, an increase in legal, audit and other professional fees of $3.3 million due to acquisition related expenses, and an increase in salaries and employee benefits of $2.0 million due to organizational growth as a result of the First Evanston acquisition. The increase in provision for loan and lease losses was mainly due to an increase to the general reserve driven by new loan and lease originations. The increase in net interest margin during the three months ended June 30, 2018 was primarily driven by increased loan and lease yields as a result of recent rate increases, slightly offset by increased interest-bearing deposit yields during the quarter. The increase in non-interest income was driven by additional loan sales during the quarter. The decrease in provision for income taxes was primarily driven by a decrease in the federal corporate income tax rate as a result of federal tax reform.
Net income available to common stockholders was $2.6 million or $0.08 per basic and diluted common share for the three months ended June 30, 2018, compared to a $4.6 million net loss or $(0.18) per basic and diluted common share for the three months ended June 30, 2017. Dividends on preferred shares were $198,000 for the three months ended June 30, 2018 compared to $10.7 million for the three months ended June 30, 2017, as a result of the Series A preferred stock redemption at the time of the IPO.

Our annualized return on average assets for the three months ended June 30, 2018 was 0.29% compared to 0.75% for the three months ended June 30, 2017. Our annualized return on stockholders’ equity was 2.14% for the three months ended June 30, 2018 compared to 6.21% for the three months ended June 30, 2017.

We reported consolidated net income for the six months ended June 30, 2018 of $9.5 million compared to net income of $12.7 million for the six months ended June 30, 2017, a decrease of $3.2 million. The decrease in net income was primarily attributable to a $19.6 million increase in non-interest expense and a $3.7 million increase in provision for loan and lease losses, offset by a $13.5 million increase in net interest income, a $6.2 million decrease in provision for income taxes, and a $429,000 increase in non-interest income. The increase in non-interest expense was primarily due to an increase in data processing of $7.8 million due to expenses regarding the upcoming core system conversion, an increase in salaries and employee benefits of $3.7 million due to organizational growth as a result of the First Evanston acquisition, and an increase in legal, audit and other professional fees of $3.5 million due to acquisition related expenses. The increase in provision for loan and lease losses was primarily driven by new loan and lease originations. The increase in net interest margin during the six months ended June 30, 2018 was primarily driven by increased loan and lease yields and increased securities yields, slightly offset by increased interest-bearing deposits yields during the period. The decrease in provision for income taxes was primarily driven by a decrease in the federal corporate income tax rate as a result of federal tax reform and the increase in non-interest income was driven by additional swap fee income during the period.

Net income available to common stockholders was $9.1 million or $0.30 per basic and $0.29 per diluted common share for the six months ended June 30, 2018, compared to $1.8 million or $0.07 per basic and diluted common share for the six months ended June 30, 2017. Dividends on preferred shares were $391,000 for the six months ended June 30, 2018 compared to $10.9 million for the six months ended June 30, 2017.

Our annualized return on average assets for the six months ended June 30, 2018 was 0.53% compared to 0.78% for the six months ended June 30, 2017. Our annualized return on stockholders’ equity was 3.93% for the six months ended June 30, 2018 compared to 6.52% for the six months ended June 30, 2017.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of the Recapitalization and the acquisitions of Ridgestone and First Evanston, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with evidence of credit deterioration at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2018, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 9.3% of our total loan portfolio.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$68,019	$199	1.17%	$80,327	$174	0.87%
Loans and leases(1)	2,638,757	39,627	6.02%	2,153,482	29,181	5.44%
Securities available-for-sale	694,154	4,203	2.43%	605,688	3,134	2.08%
Securities held-to-maturity	96,414	583	2.42%	116,931	675	2.32%
Tax-exempt securities(2)	36,749	229	2.50%	21,413	151	2.83%
Total interest-earning assets	$3,534,093	$44,841	5.09%	$2,977,841	$33,315	4.49%
Allowance for loan and lease losses	(18,292)			(12,377)
All other assets	347,383			319,201
TOTAL ASSETS	$3,863,184			$3,284,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$227,760	$124	0.22%	$187,825	$31	0.07%
Money market accounts	469,066	781	0.67%	374,383	226	0.24%
Savings	454,295	83	0.07%	447,324	79	0.07%
Time deposits	864,348	2,757	1.28%	799,285	1,587	0.80%
Total interest-bearing deposits	2,015,469	3,745	0.75%	1,808,817	1,923	0.43%
Federal Home Loan Bank advances	342,825	1,360	1.59%	225,579	772	1.37%
Other borrowed funds	57,644	680	4.73%	76,255	809	4.26%
Total borrowings	400,469	2,040	2.04%	301,834	1,581	2.10%
Total interest-bearing liabilities	$2,415,938	$5,785	0.96%	$2,110,651	$3,504	0.67%
Non-interest bearing demand deposits	891,175			745,907
Other liabilities	37,524			31,290
Total stockholders’ equity	518,547			396,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,863,184			$3,284,665
Net interest spread(3)			4.13%			3.82%
Net interest income		$39,056			$29,811
Net interest margin(4)			4.43%			4.02%

Net loan accretion impact on margin		$3,604	0.41%		$2,471	0.33%
Net interest margin excluding accretion(6)			4.02%			3.69%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

	Six Months Ended June 30,
	2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$53,337	$281	1.06%	$58,218	$222	0.77%
Loans and leases(1)	2,458,019	73,281	6.01%	2,174,118	57,577	5.34%
Securities available-for-sale	661,697	7,825	2.38%	614,367	6,344	2.08%
Securities held-to-maturity	99,109	1,193	2.43%	119,518	1,376	2.32%
Tax-exempt securities(2)	32,140	403	2.53%	19,933	284	2.87%
Total interest-earning assets	$3,304,302	$82,983	5.06%	$2,986,154	$65,803	4.44%
Allowance for loan and lease losses	(17,828)			(11,772)
All other assets	327,357			325,075
TOTAL ASSETS	$3,613,831			$3,299,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$207,337	$162	0.16%	$184,881	$58	0.06%
Money market accounts	407,647	1,152	0.57%	370,848	438	0.24%
Savings	445,663	159	0.07%	447,107	158	0.07%
Time deposits	799,410	4,770	1.20%	794,950	2,752	0.70%
Total interest bearing deposits	1,860,057	6,243	0.68%	1,797,786	3,406	0.38%
Federal Home Loan Bank advances	353,125	2,718	1.55%	263,268	1,432	1.10%
Other borrowed funds	57,061	1,271	4.49%	73,065	1,616	4.46%
Total borrowings	410,186	3,989	1.96%	336,333	3,048	1.83%
Total interest bearing liabilities	$2,270,243	$10,232	0.91%	$2,134,119	$6,454	0.61%
Non-interest checking	817,908			731,117
Other liabilities	36,476			40,972
Total stockholders’ equity	489,204			393,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,613,831			$3,299,457
Net interest spread(3)			4.15%			3.83%
Net interest income		$72,751			$59,349
Net interest margin(4)			4.44%			4.01%

Net loan accretion impact on margin		$5,941	0.36%		$4,181	0.28%
Net interest margin excluding loan accretion(6)			4.08%			3.73%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure.. See “Reconciliation of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure

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

	Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(35)	$60	$25
Loans and leases(1)	7,287	3,159	10,446
Securities available-for-sale	536	533	1,069
Securities held-to-maturity	(124)	32	(92)
Tax-exempt securities	96	(18)	78
Total interest income	$7,760	$3,766	$11,526
Interest expense
Deposits
Interest checking	$22	$71	$93
Money market accounts	158	397	555
Savings	1	3	4
Time deposits	207	963	1,170
Total interest-bearing deposits	388	1,434	1,822
Federal Home Loan Bank advances	465	123	588
Other borrowed funds	(219)	90	(129)
Total borrowings	246	213	459
Total interest expense	$634	$1,647	$2,281
Net interest income	$7,126	$2,119	$9,245

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2018 was $39.1 million compared to $29.8 million during the same period in 2017, an increase of $9.2 million, or 31.2%. The increase in interest income of $11.5 million was primarily a result of loans and securities assumed as a result of the First Evanston acquisition and an increase in average yield on loans and leases. Interest expense increased by $2.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to deposits assumed as a result of the acquisition, an increase in time deposits and money market demand deposits driven by continued promotional campaigns during the quarter, and a slight increase in average yield on interest-bearing deposits due to increased interest rates.

	Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(25)	$84	$59
Loans and leases(1)	8,464	7,240	15,704
Securities available for sale	560	921	1,481
Securities held to maturity	(246)	63	(183)
Tax-exempt securities	153	(34)	119
Total interest income	$8,906	$8,274	$17,180
Interest expense
Deposits
Interest checking	$17	$87	$104
Money market accounts	104	610	714
Savings	(1)	2	1
Time deposits	27	1,991	2,018
Total interest-bearing deposits	147	2,690	2,837
Federal Home Loan Bank advances	692	594	1,286
Other borrowed funds	(357)	12	(345)
Total borrowings	335	606	941
Total interest expense	$482	$3,296	$3,778
Net interest income	$8,424	$4,978	$13,402

(1)	Includes loans and leases on non-accrual status.

Net interest income for the six months ended June 30, 2018 was $72.8 million compared to $59.3 million during the same period in 2017, an increase of $13.4 million, or 22.8%. The increase in interest income of $17.2 million was primarily a result of an increase in average yield on loans and leases, loan growth as a result of the First Evanston acquisition, and an increase in average yield on securities available-for-sale. Interest expense increased by $3.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in average yield on interest-bearing deposits and deposit growth as a result of acquired time deposits.

The net interest margin for the three months ended June 30, 2018 was 4.43%, an increase of 41 basis points compared to 4.02% for the three months ended June 30, 2017. The net interest margin for the six months ended June 30, 2018 was 4.44%, an increase of 43 basis points compared to 4.01% for the six months ended June 30, 2017. The primary driver of the increase for the three and six month periods was due to an increase in average loan and lease yields and an increase in loan accretion income, partially offset by an increase in average interest-bearing deposit yields. Net loan accretion income was $3.6 million for the three months ended June 30, 2018 compared to $2.5 million for the three months ended June 30, 2017. Net loan accretion income was $5.9 for the six months ended June 30, 2018 compared to $4.2 million for the six months ended June 30, 2017. Total net loan accretion on acquired loans contributed 41 basis points to the net interest margin for the three months ended June 30, 2018, compared to 33 basis points for the three months ended June 30, 2017. Total net loan accretion on acquired loans contributed 36 basis points to the net interest margin for the six months ended June 30, 2018, compared to 28 basis points for the six months ended June 30, 2017.

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

Provisions for loan and lease losses totaled $4.0 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $441,000. Provisions for loan and lease losses totaled $9.1 million and $5.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $3.7 million. These increases were mainly due to an increase in a specific reserve on a commercial loan relationship during the first quarter of 2018, slight credit deterioration in the government guaranteed acquired non-credit impaired portfolio, and an increase to the general reserve driven by growth in the originated loan and lease portfolio.

The ALLL as a percentage of loans and leases, net of acquisition accounting adjustments, decreased from 0.72% at December 31, 2017, to 0.59% at June 30, 2018. The decrease was primarily due to an increase in the loan portfolio from the First Evanston acquisition, which has been adjusted to fair value under ACS Topic 805, Business Combinations.

Non-Interest Income

We reported non-interest income of $14.5 million and $13.2 million for the three months ended June 30, 2018 and 2017, respectively. The increase of $1.3 million was primarily due to an increase in gains on sales of government guaranteed loans through our Small Business Capital operations of $1.3 million for the three months ended June 30, 2018 compared to the same period in 2017. The gains on sale of loans were $9.7 million for the three months ended June 30, 2018, compared to $8.4 million for the three months ended June 30, 2017. The increase is also attributed to an increase in other non-interest income of $852,000 primarily due to an increase in customer derivative products fee income partially offset by a net loss on sale of an asset held for sale for the three months ended June 30, 2018. These increases were partially offset by a decrease in net servicing fees of $617,000 for the three months ended June 30, 2018, primarily due to a change in fair value of the servicing asset as a result of increases in prepayment speed assumptions on government guaranteed loans.

We reported non-interest income of $25.9 million and $25.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $429,000 was primarily due to gains on sales of government guaranteed loans through our Small Business Capital operation of $17.2 million compared to $16.5 million during the six months ended June 30, 2017, and an increase in other non-interest income of $829,000 primarily due an increase in swap fee income. These increases were partially offset by a decrease in net servicing fees of $973,000 for the six months ended June 30, 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Fees and service charges on deposits	$1,456	$1,348	$2,768	$2,567
Net servicing fees	459	1,076	1,022	1,995
ATM and interchange fees	1,141	1,499	2,359	2,847
Net gains on sales of securities available-for-sale	4	—	4	8
Net gains on sales of loans	9,723	8,445	17,199	16,527
Wealth management and trust income	192	—	192	—
Other non-interest income	1,527	825	2,386	1,557
Total non-interest income	$14,502	$13,193	$25,930	$25,501

Service charges and fees represent fees charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other fees. Fees and service charges on deposits increased $108,000 for the three months ended June 30, 2018 compared to the same period in 2017. Fees and service charges on deposits increased $201,000 for the six months ended June 30, 2018 compared to the same period in 2017. The increases were primarily driven by additional deposits from the First Evanston acquisition.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that have been sold,

Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. Small Business Capital generated $459,000 in net servicing fees on the sold portion of the government guaranteed portfolio for the three months ended June 30, 2018, compared to $1.1 million for the three months ended June 30, 2017, a decrease of $617,000. Net servicing fees decreased $973,000 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily driven by the change in fair value of the servicing asset as a result of increases in prepayment speed assumptions on government guaranteed loans.

ATM and interchange fee income decreased by $358,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. ATM and interchange fees increased $488,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by additional accounts from the First Evanston acquisition offset by a revision to our assessment schedule.

Gains on sales of securities during the three months ended June 30, 2018 were $4,000 and there were no security sales for the three months ended June 30, 2017. Gains on sales of securities during the six months ended June 30, 2018 were $4,000 compared to $8,000 for the six months ended June 30, 2017.

Net gains on sales of loans increased by $1.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased $672,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by a higher volume of loans sold.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $192,000 for the three and six months ended June 30, 2018, which represents one month of operations subsequent to the acquisition closing. There was no income prior to the First Evanston acquisition in the second quarter of 2018, as we did not offer these services prior to the acquisition. The Company has $610.9 million of assets under management as of June 30, 2017.

Other non-interest income was $1.5 million for the three months ended June 30, 2018, which is an increase of 85.1% compared to $825,000 for the three months ended June 30, 2017. Other non-interest income was $2.4 million compared to $1.6 million for the six months ended June 30, 2018 and 2017, respectively. The primary driver of the increases was an increase in customer swap fee income of $767,000 due to additional customer swaps executed during the first and second quarters partially offset by a $313,000 decrease in gain on death benefit for bank owned life insurance regarding a gain recorded in the first quarter of 2017.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2018 was $45.8 million compared to $29.2 million for the three months ended June 30, 2017, an increase of $16.5 million or 56.8%. Non-interest expense for the six months ended June 30, 2018 was $77.7 million compared to $58.1 million for the six months ended June 30, 2017, an increase of $19.6 million or 33.7%.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Salaries and employee benefits	$19,244	$17,226	$37,522	$33,828
Occupancy expense, net	4,499	3,485	8,254	7,224
Equipment expense	558	616	1,161	1,179
Loan and lease related expenses	1,471	801	2,871	1,678
Legal, audit and other professional fees	4,418	1,090	6,269	2,761
Data processing	10,371	2,447	12,672	4,856
Net loss (gain) recognized on other real estate owned and other related expenses	472	141	471	(429)
Regulatory assessments	366	384	607	568
Other intangible assets amortization expense	1,130	769	1,897	1,538
Advertising and promotions	347	318	596	607
Telecommunications	466	396	884	814
Other non-interest expense	2,428	1,576	4,485	3,476
Total non-interest expense	$45,770	$29,249	$77,689	$58,100

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $19.2 million for the three months ended June 30, 2018 compared to $17.2 million for the three months ended June 30, 2017, an increase of $2.0 million or 11.6%. Salaries and employee benefits totaled $37.5 million for the six months ended June 30, 2018, an increase of $3.7 million compared to the six months ended June 30, 2017. The increases were primarily driven by an addition in the number of employees as a result of the First Evanston acquisition. Our staffing increased from 833 full-time equivalent employees as of June 30, 2017 to 950 as of June 30, 2018.

Occupancy expense for the three months ended June 30, 2018 was $4.5 million compared to $3.5 million for the three months ended June 30, 2017, an increase of $1.0 million or 28.6%. Occupancy expense increased $1.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily a result of lease termination costs and building maintenance expenses associated with branch consolidations during the second quarter of 2018.

Equipment expense for three months ended June 30, 2018 was $558,000 compared to $616,000 for the three months ended June 30, 2017, a decrease of $58,000 or 9.4%. Equipment expense for the six months ended June 30, 2018 was $1.2 million compared to $1.2 million for the six months ended June 30, 2017, a decrease of $18,000. The decreases were primarily due to branch consolidations during the second quarter of 2018.

Loan and lease related expenses for the three months ended June 30, 2018 were $1.5 million compared to $801,000 for the three months ended June 30, 2017, an increase of $670,000 or 83.6%. Loan and lease related expenses for the six months ended June 30, 2018 were $2.9 million compared to $1.7 million for the six months ended June 30, 2017, an increase of $1.2 million. The increases were primarily driven by loan originations during the quarter and additional loans from the First Evanston acquisition, partially offset by lower collection expenses for problem loans.

Legal, audit and other professional fees for the three months ended June 30, 2018 were $4.4 million compared to $1.1 million for the three months ended June 30, 2017, an increase of $3.3 million or 300.0%. Legal, audit and other professional fees for the six months ended June 30, 2018 were $6.3 million compared to $2.8 million for the six months ended June 30, 2017, an increase of $3.5 million. The increases were primarily driven by increased legal and professional services incurred related to the First Evanston acquisition and upcoming core system conversion.

Data processing expense for the three months ended June 30, 2018 was $10.4 million compared to $2.4 million for the three months ended June 30, 2017, an increase of $7.9, or 333.3%. Data processing expense was $12.7 million for the six months ended June 30, 2018 compared to $4.9 million for the six months ended June 30, 2017. The increases were primarily due to contract termination expenses regarding the upcoming core system conversion.

Net loss recognized on other real estate owned and other related expenses were $472,000 for the three months ended June 30, 2018 compared to $141,000 for three months ended June 30, 2017, an increase of $331,000 or 234.8%. The increase was primarily due to an increased volume of sales of other real estate owned properties. Net loss recognized on other real estate owned and other related expenses for the six months ended June 30, 2018 were $471,000 compared to a net gain of $429,000 for the six months ended June 30, 2017. The increase in net loss recognized on other real estate owned and other related expenses was primarily attributed to increased OREO related expenses and volume of sales of other real estate owned properties.

Regulatory assessments for the three months ended June 30, 2018 were $366,000 compared to $384,000 for the three months ended June 30, 2017, a decrease of $18,000 or 4.7%. The decrease is a result of our improved risk profile as a result of improved financial ratios and performance. Regulatory assessments for the six months ended June 30, 2018 were $607,000 compared to $568,000 for the same period in 2017, an increase of $39,000 or 6.9%. The increase was primarily due to our increased asset size, offset by our improved risk profile as a result of improved financial ratios and performance.

Advertising and promotions for the three months ended June 30, 2018 were $347,000 compared to $318,000 for the three months ended June 30, 2017, an increase of $29,000 or 9.1%. Advertising and promotions were $596,000 for the six months ended June 30, 2018 compared to $607,000 for the same period in 2017, a decrease of $11,000, primarily due to a decrease in advertising and promotions attributable to our Small Business Capital operations.

Telecommunications expense was $466,000 for the three months ended June 30, 2018 compared to $396,000 for the three months ended June 30, 2017, an increase of $70,000. Telecommunications expense was $884,000 for the six months ended June 30, 2018, an increase of $70,000 or 8.6% compared to the same period in 2017. The increases were primarily due to additional wireless services.

Other non-interest expense for the three months ended June 30, 2018 was $2.4 million compared to $1.6 million for the three months ended June 30, 2017, an increase of $852,000 or 54.1%. The increase includes impairment charges on assets held for sale of $117,000 for the three months ended June 30, 2018 compared to no charges over the comparable period in 2017. Director’s fees increased $152,000 for the three months ended June 30, 2018 as a result of adding directors.

Other non-interest expense was $4.5 million for the six months ended June 30, 2018 compared to $3.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we incurred impairment charges on assets held for sale of $117,000 compared to no charges over the comparable period in 2017. Our provision for unfunded commitments was $84,000 for the six months ended June 30, 2018 compared to a benefit $27,000 for the six months ended June 30, 2017, an increase of $111,000, primarily due to growth in our unfunded loan and lease commitments. Director’s fees increased $151,000 for the six months ended June 30, 2018 compared to the comparable period in 2017 as a result of adding directors.

Our efficiency ratio was 83.35% for the three months ended June 30, 2018, compared to 66.23% for the three months ended June 30, 2017. Our efficiency ratio was 76.81% for the six months ended June 30, 2018, compared to 66.66% for the comparable period in 2017. The changes in our efficiency ratio are primarily attributable to increased non-interest expense resulting from our acquisition and integration of First Evanston, including merger related expenses and core system conversion expenses. Our adjusted efficiency ratio was 63.48% for the three months ended June 30, 2018, compared to 66.23% for the three months ended June 30, 2017. Our adjusted efficiency ratio was 65.90% for the six months ended June 30, 2018, compared to 66.66% for the comparable period in 2017. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Income tax expense was $1.1 million for the three months ended June 30, 2018 compared to $4.1 million for the three months ended June 30, 2017. The decrease in income tax expense was primarily due to the “H.R. 1”, commonly known as the “Tax Cuts and Jobs Act” (“Tax Act”), which was signed into law on December 22, 2017. Among other items, the law reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result of the new 21% corporate federal tax rate, the Company expects its effective tax rate for 2018 to be between approximately 27% and 29%.

Our provision for income taxes for the six months ended June 30, 2018 totaled $2.4 million compared to $8.6 million for the six months ended June 30, 2017. The decrease in income tax expense is primarily attributable to the federal tax reform discussed above. Our effective tax rate was 20.0% for the six months ended June 30, 2018.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At June 30, 2018, the Company’s accounting for the impact of the Tax Act on its net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued, and we recorded net income tax benefit of $724,000 during the first quarter of 2018.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $1.4 billion, or 42.8%, to $4.8 billion at June 30, 2018, compared to December 31, 2017. The increase in total assets includes an increase of $1.1 billion, or 47.0%, in loans and, an increase in investment securities of $164.0 million, and an increase in interest bearing deposits with other banks of $88.5 million. These increases are primarily attributed to the First Evanston acquisition and organic loan growth. These increases were partially offset by a decrease in due from counterparty, which decreased $14.3 million.

Investment Portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2018 or December 31, 2017. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $174.6 million, from $583.2 million at December 31, 2017 to $757.8 million at June 30, 2018. The increase was primarily due to the acquisition of the First Evanston securities portfolio, as well as additional purchases of agency, mortgage-backed, and U.S. Treasury securities during the year.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost, and at June 30, 2018 totaled $106.6 million compared to $117.2 million at December 31, 2017, a decrease of $10.6 million, or 9.0%, primarily due to principal paydowns received during the year.

We had no securities that were classified as having other-than-temporary-impairment at June 30, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$44,683	$44,423	$14,999	$14,863
U.S. Government agencies	146,887	145,009	54,248	52,958
Obligations of states, municipalities, and political subdivisions	59,995	59,293	33,405	33,170
Residential mortgage-backed securities
Agency	313,823	299,534	315,103	307,457
Non-agency	63,519	61,963	39,485	39,514
Commercial mortgage-backed securities
Agency	76,332	73,253	70,964	69,043
Non-agency	31,612	30,104	31,763	30,971
Corporate securities	37,707	37,590	29,573	29,976
Other securities	4,610	6,656	3,627	5,284
Total	$779,168	$757,825	$593,167	$583,236

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,934	$23,589	$24,030	$24,145
Residential mortgage-backed securities
Agency	45,422	44,579	53,731	53,607
Non-agency	37,257	36,243	39,402	39,525
Total	$106,613	$104,411	$117,163	$117,277

The Company did not classify securities as trading during six months ended June 30, 2018 or during 2017.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 224 investment securities with unrealized losses at June 30, 2018. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,904	2.22%	$29,779	2.01%	$—	0.00%	$—	0.00%
U.S. government agencies	18,924	2.05%	112,926	2.27%	15,037	2.26%	—	0.00%
Obligations of states, municipalities, and political subdivisions	2,951	1.88%	27,544	2.35%	18,001	2.56%	11,499	3.13%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	30,512	1.89%	283,311	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	63,519	3.34%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	18,754	2.92%	57,578	2.21%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,612	2.61%
Corporate securities	3,700	3.33%	17,492	4.41%	16,515	4.08%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,610	3.45%
Total	$40,479		$187,741		$98,819		$452,129

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$4,060	2.21%	$11,646	2.61%	$8,228	2.81%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	45,422	2.27%
Non-agency	—	0.00%	—	0.00%	—	0.00%	37,257	3.35%
Total	$—	0.00%	$4,060	2.21%	$11,646	2.61%	$90,907	2.76%

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$10,000	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	41,247	1.50%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	285	3.30%	4,902	2.92%	17,149	2.48%	11,069	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	15,855	1.62%	299,248	2.01%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,485	3.12%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,557	1.98%	59,407	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,763	2.61%
Corporate securities	—	0.00%	16,283	4.44%	13,290	3.67%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,627	3.63%
Total	$8,285	1.13%	$72,432	2.22%	$67,851	2.32%	$444,599	2.22%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$8,779	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	53,731	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,402	3.29%
Total	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$101,912	2.67%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.1 million at June 30, 2018, an increase of $26.4 million from December 31, 2017.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2018 or December 31, 2017.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2018 and December 31, 2017, we held approximately $19.0 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stocks. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2018 and December 31, 2017.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2018 were $3.3 billion, an increase of $1.1 billion compared to December 31, 2017. Our originated loan and lease portfolio increased $231.4 million and our acquired loan and lease portfolio increased $839.8 million during the first six months of 2018. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The growth in the acquired loan and lease portfolio was driven by the First Evanston acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans as of the dates presented (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Originated loans
Commercial real estate	$539,529	16.1%	$513,622	22.5%
Residential real estate	413,956	12.4%	400,571	17.6%
Construction, land development, and other land	134,004	4.0%	97,638	4.3%
Commercial and industrial	556,340	16.6%	416,499	18.3%
Installment and other	4,898	0.1%	3,724	0.2%
Leasing financing receivables	156,017	4.7%	141,329	6.2%
Total originated loans	$1,804,744	53.9%	$1,573,383	69.1%
Acquired impaired loans
Commercial real estate	$162,621	4.9%	$166,712	7.3%
Residential real estate	129,737	3.9%	144,562	6.4%
Construction, land development, and other land	4,860	0.1%	5,946	0.3%
Commercial and industrial	15,347	0.4%	10,008	0.4%
Installment and other	521	0.0%	462	0.0%
Total acquired impaired loans	$313,086	9.3%	$327,690	14.4%
Acquired non-impaired loans
Commercial real estate	$532,837	15.9%	$211,359	9.3%
Residential real estate	155,895	4.7%	32,085	1.4%
Construction, land development, and other land	49,752	1.5%	1,845	0.1%
Commercial and industrial	454,133	13.6%	94,731	4.1%
Installment and other	7,387	0.2%	42	0.0%
Leasing financing receivables	30,858	0.9%	36,357	1.6%
Total acquired non-impaired loans	$1,230,862	36.8%	$376,419	16.5%
Total loans and leases	$3,348,692	100.0%	$2,277,492	100.0%
Allowance for loan and lease losses	(19,687)		(16,706)
Total loans, net allowance for loan losses	$3,329,005		$2,260,786

Loans collateralized by real estate comprised 63.4% and 69.1% of the loan and lease portfolio at June 30, 2018 and December 31, 2017, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2018 and December 31, 2017 and totaled $1.2 billion, or 58.2%, of real estate loans and 36.9% of the total loan and lease portfolio at June 30, 2018. At December 31, 2017, commercial real estate loans totaled $891.7 million and comprised 56.6% of real estate loans and 39.2% of the total loan and lease portfolio. Acquired impaired commercial real estate loans continue to decrease from $166.7 million as of December 31, 2017 to $162.6 million as of June 30, 2018, or 2.5%. At June 30, 2018 and December 31, 2017, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 364.7% and 346.2%, respectively. Non-owner occupied commercial real estate loans were $1.2 billion, or 261.1% of total capital, at June 30, 2018.

Residential real estate loans totaled $699.6 million at June 30, 2018 compared to $577.2 million at December 31, 2017, an increase of $122.4 million or 21.2%. The residential real estate loan portfolio comprised 32.9% and 36.7% of real estate loans as of June 30, 2018 and December 31, 2017, respectively, and 20.9% and 25.3% of total loans and leases at June 30, 2018 and December 31, 2017, respectively. Acquired impaired residential real estate loans continue to decrease from $144.6 million as of December 31, 2017 to $129.7 million as of June 30, 2018, or 10.3%.

Construction, land development and other land loans totaled $188.6 million at June 30, 2018 compared to $105.4 million at December 31, 2017, an increase of $83.2 million or 78.9%. The construction, land development and other land loan portfolio comprised 8.9% and 6.7% of real estate loans as of June 30, 2018 and December 31, 2017, respectively, and 5.6% and 4.6% of the total loan and lease portfolio as of June 30, 2018 and December 31, 2017, respectively.

Commercial and industrial loans totaled $1.0 billion and $521.2 million at June 30, 2018 and December 31, 2017, respectively, an increase of $504.6 million or 96.8% primarily due to organic growth. The commercial and industrial loan portfolio comprised 30.6% and 22.9% of the total loan and lease portfolio as of June 30, 2018 and December 31, 2017, respectively.

Lease financing receivables comprised 5.6% and 7.8% of the loan and lease portfolio as of June 30, 2018 and December 31, 2017, respectively. Total lease financing receivables were $186.9 million and $177.7 million at June 30, 2018 and December 31, 2017, respectively, an increase of $9.2 million, or 5.2%, due to continued growth in our small-ticket vendor sales channels, and our increased origination activities.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2018 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans
Commercial real estate	$18,184	$97,283	$114,606	$140,959	$27,005	$141,492	$539,529
Residential real estate	9,552	18,931	80,401	58,149	224,515	22,408	413,956
Construction, land development, and other land	1,174	30,864	21,708	63,235	435	16,588	134,004
Commercial and industrial	7,998	65,663	34,074	255,569	14,371	178,665	556,340
Installment and other	52	3,825	576	—	445	—	4,898
Leasing financing receivables	3,801	—	140,085	—	12,131	—	156,017
Total originated loans	$40,761	$216,566	$391,450	$517,912	$278,902	$359,153	$1,804,744
Acquired impaired loans
Commercial real estate	$43,555	$2,899	$95,399	$2,230	$9,266	$9,272	$162,621
Residential real estate	27,088	1,011	76,922	4,325	19,823	568	129,737
Construction, land development, and other land	1,524	164	3,055	—	117	—	4,860
Commercial and industrial	237	3,939	3,217	2,172	2,528	3,254	15,347
Installment and other	93	—	201	—	227	—	521
Total acquired impaired loans	$72,497	$8,013	$178,794	$8,727	$31,961	$13,094	$313,086
Acquired non-impaired loans
Commercial real estate	$39,259	$25,169	$261,253	$33,832	$34,194	$139,130	$532,837
Residential real estate	11,946	17,528	50,170	64,199	5,761	6,291	155,895
Construction, land development, and other land	1,393	16,304	6,536	19,039	6,480	-	49,752
Commercial and industrial	11,645	190,283	110,402	57,805	12,552	71,446	454,133
Installment and other	832	4,714	1,505	217	119	—	7,387
Leasing financing receivables	2,611	—	26,706	—	1,541	—	30,858
Total acquired non- impaired loans	$67,686	$253,998	$456,572	$175,092	$60,647	$216,867	$1,230,862
Total loans	$180,944	$478,577	$1,026,816	$701,731	$371,510	$589,114	$3,348,692

 At June 30, 2018, 47.2% of the loan and lease portfolio bears interest at fixed rates and 52.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $19.7 million at June 30, 2018 compared to $16.7 million at December 31, 2017, an increase of $3.0, or 17.8%. The increase was primarily due to an increase in specific reserve on a commercial loan relationship, slight credit deterioration in the government guaranteed acquired non-credit impaired portfolio, and an increase to the general reserve driven by new loan and lease originations.

Total ALLL was 0.59% and 0.73% of total loans and leases at June 30, 2018 and December 31, 2017, respectively. The decrease was primarily driven by the acquisition of the First Evanston loan portfolio. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of the Recapitalization, the Ridgestone acquisition, and the First Evanston acquisition, which, management believes, limits the amount of reserves needed to cover these loans as of June 30, 2018 and December 31, 2017, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from the Recapitalization, the Ridgestone acquisition, and the First Evanston acquisition totaled $52.1 million and $31.7 million as of June 30, 2018 and December 31, 2017, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2018	$5,318	$1,564	$202	$7,763	$61	$2,732	$17,640
Provision for acquired impaired loans	(259)	(25)	(2)	(242)	(1)	—	(529)
Provision for acquired non-impaired loans and leases	672	(17)	-	1,055	—	66	1,776
Provision for originated loans	924	126	132	1,143	2	382	2,709
Total provision	$1,337	$84	$130	$1,956	$1	$448	$3,956
Charge-offs for acquired impaired loans	(159)	—	—	(58)	(32)	—	(249)
Charge-offs for acquired non-impaired loans and leases	—	—	—	(1,167)	—	(126)	(1,293)
Charge-offs for originated loans and leases	(43)	—	—	(371)	—	(429)	(843)
Total charge-offs	$(202)	$—	$—	$(1,596)	$(32)	$(555)	$(2,385)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	79	79
Recoveries for originated loans and leases	—	—	—	246	—	151	397
Total recoveries	$—	$—	$—	$246	$—	$230	$476
Net charge-offs	202	—	—	1,350	32	325	1,909
Acquired impaired loans	1,502	350	22	874	3	—	2,751
Acquired non-impaired loans and leases	2,424	174	3	1,713	—	472	4,786
Originated loans and leases	2,527	1,124	307	5,782	27	2,383	12,150
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending ALLL balance
Acquired impaired loans	$1,502	$350	$22	$874	$3	$—	$2,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,199	127	—	2,555	14	—	4,895
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Loans and leases ending balance
Acquired impaired loans	$162,621	$129,737	$4,860	$15,347	$521	$—	$313,086
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	16,397	2,273	—	14,889	14	—	33,573
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Total loans and leases at June 30, 2018, gross	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.03%	0.00%	0.00%	0.01%	0.01%	0.00%	0.05%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.21%	0.00%	0.01%	0.22%
Originated loans and leases	0.01%	0.00%	0.00%	0.02%	0.00%	0.05%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.86%	3.87%	0.15%	0.46%	0.02%	0.00%	9.35%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.07%	0.00%	0.44%	0.00%	0.00%	1.00%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.53%	16.95%	5.49%	29.73%	0.37%	5.58%	89.65%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision for acquired impaired loans	(33)	(83)	363	(343)	17	—	(79)
Provision for acquired non-impaired loans and leases	1,159	(17)	1	1,703	—	(67)	2,779
Provision for originated loans	1,144	110	164	4,020	4	929	6,371
Total provision	$2,270	$10	$528	$5,380	$21	$862	$9,071
Charge-offs for acquired impaired loans	(393)	—	(418)	(201)	(32)	—	(1,044)
Charge-offs for acquired non-impaired loans and leases	(78)	—	—	(1,985)	—	(137)	(2,200)
Charge-offs for originated loans and leases	(140)	—	—	(2,495)	—	(928)	(3,563)
Total charge-offs	$(611)	$—	$(418)	$(4,681)	$(32)	$(1,065)	$(6,807)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	6	—	160	166
Recoveries for originated loans and leases	—	—	—	246	—	305	551
Total recoveries	$—	$—	$—	$252	$—	$465	$717
Net charge-offs	611	—	418	4,429	32	600	6,090
Acquired impaired loans	1,502	350	22	874	3	—	2,751
Acquired non-impaired loans and leases	2,424	174	3	1,713	—	472	4,786
Originated loans and leases	2,527	1,124	307	5,782	27	2,383	12,150
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending ALLL balance
Acquired impaired loans	$1,502	$350	$22	$874	$3	$—	$2,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,199	127	—	2,555	14	—	4,895
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Loans and leases ending balance
Acquired impaired loans	$162,621	$129,737	$4,860	$15,347	$521	$—	$313,086
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	16,397	2,273	—	14,889	14	—	33,573
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Total loans and leases at June 30, 2018, gross	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.07%	0.00%	0.07%	0.04%	0.01%	0.00%	0.19%
Acquired non-impaired loans and leases	0.01%	0.00%	0.00%	0.35%	0.00%	0.00%	0.36%
Originated loans and leases	0.02%	0.00%	0.00%	0.40%	0.00%	0.11%	0.54%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.86%	3.87%	0.15%	0.46%	0.02%	0.00%	9.35%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.07%	0.00%	0.44%	0.00%	0.00%	1.00%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.53%	16.95%	5.49%	29.73%	0.37%	5.58%	89.65%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2017	$2,047	$2,417	$417	$4,836	$331	$1,769	$11,817
Provision for acquired impaired loans	1,349	(225)	25	618	12	—	1,779
Provision for acquired non-impaired loans and leases	22	90	(12)	1,159	—	1,468	2,727
Provision for originated loans	302	(318)	(103)	(140)	1	(733)	(991)
Total provision	$1,673	$(453)	$(90)	$1,637	$13	$735	$3,515
Charge-offs for acquired impaired loans	(52)	(99)	—	(125)	—	—	(276)
Charge-offs for acquired non-impaired loans and leases	—	(30)	—	(177)	—	(183)	(390)
Charge-offs for originated loans and leases	—	—	—	(482)	—	(584)	(1,066)
Total charge-offs	$(52)	$(129)	$—	$(784)	$—	$(767)	$(1,732)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	91	91
Recoveries for originated loans and leases	—	—	—	—	—	278	278
Total recoveries	$—	$—	$—	$—	$—	$369	$369
Net charge-offs (recoveries)	52	129	—	784	—	398	1,363
Acquired impaired loans	1,722	341	25	1,153	13	—	3,254
Acquired non-impaired loans and leases	124	392	21	1,629	326	1,595	4,087
Originated loans and leases	1,822	1,102	281	2,907	5	511	6,628
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending ALLL balance
Acquired impaired loans	$1,722	$341	$25	$1,153	$13	$—	$3,254
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	396	275	—	1,638	326	—	2,635
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans and leases ending balance
Acquired impaired loans	$188,161	$162,349	$5,830	$12,400	$555	$—	$369,295
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,675	1,271	565	3,081	327	—	13,919
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Total loans and leases at June 30, 2017, gross	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.01%	0.02%	0.00%	0.02%	0.00%	0.00%	0.05%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.03%	0.00%	0.02%	0.06%
Originated loans and leases	0.00%	0.00%	0.00%	0.09%	0.00%	0.06%	0.15%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	8.75%	7.55%	0.27%	0.58%	0.03%	0.00%	17.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.40%	0.06%	0.03%	0.14%	0.02%	0.00%	0.65%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.42%	19.59%	4.01%	21.06%	0.12%	7.96%	82.17%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	1,524	50	25	664	12	—	2,275
Provision for acquired non-impaired loans and leases	9	88	11	1,887	(2)	1,525	3,518
Provision for originated loans	481	(590)	(451)	(59)	—	232	(387)
Total provision	$2,014	$(452)	$(415)	$2,492	$10	$1,757	$5,406
Charge-offs for acquired impaired loans	(291)	(156)	—	(185)	—	—	(632)
Charge-offs for acquired non-impaired loans and leases	—	(40)	—	(332)	—	(467)	(839)
Charge-offs for originated loans and leases	—	—	—	(482)	—	(1,070)	(1,552)
Total charge-offs	$(291)	$(196)	$—	$(999)	$—	$(1,537)	$(3,023)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	259	259
Recoveries for originated loans and leases	—	—	—	—	—	404	404
Total recoveries	$—	$—	$—	$—	$—	$663	$663
Net charge-offs	291	196	—	999	—	874	2,360
Acquired impaired loans	1,722	341	25	1,153	13	—	3,254
Acquired non-impaired loans and leases	124	392	21	1,629	326	1,595	4,087
Originated loans and leases	1,822	1,102	281	2,907	5	511	6,628
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Ending ALLL balance
Acquired impaired loans	$1,722	$341	$25	$1,153	$13	$—	$3,254
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	396	275	—	1,638	326	—	2,635
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,550	1,219	302	2,898	5	2,106	8,080
Loans and leases ending balance
Acquired impaired loans	$188,161	$162,349	$5,830	$12,400	$555	$—	$369,295
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,675	1,271	565	3,081	327	—	13,919
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	632,353	421,096	86,240	452,693	2,633	171,161	1,766,176
Total loans and leases at June 30, 2017, gross	$829,189	$584,716	$92,635	$468,174	$3,515	$171,161	$2,149,390
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.06%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.02%	0.05%
Originated loans and leases	0.00%	0.00%	0.00%	0.04%	0.00%	0.06%	0.10%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	8.75%	7.55%	0.27%	0.58%	0.03%	0.00%	17.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.40%	0.06%	0.03%	0.14%	0.02%	0.00%	0.65%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.42%	19.59%	4.01%	21.06%	0.12%	7.96%	82.17%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of June 30, 2018 and December 31, 2017 totaled $25.7 million and $15.8 million, respectively. The increase of non-performing assets from December 31, 2017 to June 30, 2018 was primarily driven by one downgraded commercial loan relationship and downgraded government guaranteed loans, partially offset by a decrease in other real estate owned of $4.2 million. Non-performing assets consisted of $7.3 million and $4.5 million of government guaranteed balances at June 30, 2018 and December 31, 2017, respectively.

Total OREO held by us was $6.4 million as of June 30, 2018, a decrease of $4.2 million from December 31, 2017. The decrease in OREO resulted from dispositions of $5.2 million, offset by net additions to OREO through loan foreclosures totaling $1.2 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Nonperforming assets:
Non-accrual loans and leases(1)(2)(3)	$25,742	$15,763
Past due loans and leases 90 days or more and still accruing interest	197	—
Accruing troubled debt restructured loans	1,238	1,061
Total non-performing loans and leases	27,177	16,824
Other real estate owned	6,402	10,626
Total non-performing assets	$33,579	$27,450
Total non-performing loans as a percentage of total loans and leases	0.81%	0.74%
Total non-performing assets as a percentage of total assets	0.70%	0.82%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	72.44%	99.30%

Nonperforming assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$6,810	$4,543
Past due loans 90 days or more and still accruing interest guaranteed	152	—
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans and leases guaranteed	6,962	4,543
Other real estate owned guaranteed	298	—
Total non-performing assets guaranteed	$7,260	$4,543
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.60%	0.54%
Total non-performing assets not guaranteed as a percentage of total assets	0.55%	0.68%

(1)	Includes $5.8 million and $1.6 million of non-accrual restructured loans at June 30, 2018 and December 31, 2017.
(2)	For the six months ended June 30, 2018, $789,000 in interest income would have been recorded had non-accrual loans been current.
(3)	For the six months ended June 30, 2018, $137,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $10.0 million between December 31, 2017 and June 30, 2018 due to additional non-accrual loans primarily driven by one commercial loan relationship and one government guaranteed loan. The government guaranteed portion of non-accrual loans totaled $7.0 million at June 30, 2018 and $4.5 million at December 31, 2017.

Total accruing loans past due decreased from $15.2 million at December 31, 2017 to $8.3 million at June 30, 2018. This represents a decrease of $6.9 million, or 45.3%, and can be attributed to delinquent loans migrating to nonaccrual during the quarter. The increase was primarily in the 30-59 days past due category.

The following table summarizes the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	June 30, 2018
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$18,186	$16,421	$5,662	$10,735	$2,199	$14,600	$675
Residential real estate	2,244	2,725	338	1,935	127	2,306	29
Construction, land development, and other land	—	80	—	—	—	—	—
Commercial and industrial	16,885	3,777	10,498	4,391	2,555	16,067	393
Installment and other	14	3	14	—	14	14	—
Total impaired loans held in portfolio, net	$37,329	$23,006	$16,512	$17,061	$4,895	$32,987	$1,097

	December 31, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,570	$14,786	$2,459	$11,425	$1,101	$12,470	$712
Residential real estate	2,397	2,386	354	2,075	158	2,203	78
Construction, land development, and other land	—	404	—	—	—	309	2
Commercial and industrial	16,498	8,776	9,314	5,470	2,692	6,335	751
Installment and other	14	41	14	—	14	162	12
Total impaired loans held in portfolio, net	$34,479	$26,393	$12,141	$18,970	$3,965	$21,479	$1,555

Deposits

Total deposits at June 30, 2018 were $3.6 billion, representing an increase of $1.2 billion, or 49.2%, compared to December 31, 2017. Non-interest bearing deposits were $1.2 billion or 32.7% of total deposits, at June 30, 2018, an increase of $432.2 million or 56.8% compared to $760.9 million at December 31, 2017 or 31.1% of total deposits. Interest bearing transaction accounts increased $417.9 million for the first quarter of 2018. Time deposits increased $351.5 million, or 49.6%, from $708.8 million at December 31, 2017 to $1.1 billion at June 30, 2018. Core deposits remained stable at 83.1% of total deposits at June 30, 2018 as a result of the First Evanston acquisition.

The increase in time deposits was primarily driven by the implementation of promotional campaigns during the first quarter of 2018. Our cost of average deposits was 52 basis points during the second quarter of 2018 compared to 41 basis points during the first quarter of 2018. These increases are primarily attributed to slightly higher rates on interest bearing deposits and growth in deposits from the First Evanston acquisition, slightly offset by an increase in non-interest bearing demand deposits. We had no brokered time deposits as of June 30, 2018 or December 31, 2017. Deposits assumed from the First Evanston acquisition were recorded at fair value using the acquisition method of accounting in accordance with ASC Topic 805.

We gather deposits primarily through each of our 58 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

The following table shows the average balance amounts and the average rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	$891,175	0.00%	$745,907	0.00%
Interest-bearing checking accounts	227,760	0.22%	187,825	0.07%
Money market demand accounts	469,066	0.67%	374,383	0.24%
Other savings	454,295	0.07%	447,324	0.07%
Time deposits (below $100,000)	403,964	1.12%	407,681	0.82%
Time deposits ($100,000 and above)	460,384	1.42%	391,604	0.77%
Total	$2,906,644	0.52%	$2,554,724	0.30%

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing deposits	817,908	0.00%	731,117	0.00%
Interest-bearing checking accounts	207,337	0.16%	184,881	0.06%
Money market demand accounts	407,647	0.57%	370,848	0.24%
Other savings	445,663	0.07%	447,107	0.07%
Time deposits (below $100,000)	388,048	1.07%	403,949	0.66%
Time deposits ($100,000 and above)	411,362	1.33%	391,001	0.74%
Total	$2,677,965	0.47%	$2,528,903	0.27%

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity:

At June 30, 2018
Time Deposits
Three months or less	$117,773
Over three months through six months	96,420
Over six months through 12 months	258,993
Over 12 months	141,941
Total	$615,127

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At June 30, 2018 and December 31, 2017, our bank had maximum borrowing capacity from the FHLB of $749.6 million and $1.2 billion, respectively, subject to the availability of collateral. During the six months ended June 30, 2018, outstanding FHLB advances increased to $420.0 million, from $361.5 million at December 31, 2017.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Federal Home Loan Bank advances:
Average balance outstanding	$353,125	$263,268
Maximum outstanding at any month-end period during the year	420,000	374,487
Balance outstanding at end of period	420,000	219,611
Weighted average interest rate during period	1.59%	1.10%
Weighted average interest rate at end of period	2.01%	1.31%
Line of credit:
Average balance outstanding	$—	$18,086
Maximum outstanding at any month-end period during the year	—	20,650
Balance outstanding at end of period	—	16,150
Weighted average interest rate during period	N/A	3.91%
Weighted average interest rate at end of period	N/A	4.25%

The Bank’s FHLB advances at June 30, 2018 have maturities ranging from July 2018 to August 2018.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase totaled $24.7 million at June 30, 2018, a decrease of $6.5 million compared to December 31, 2017.

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

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, please see “Consolidated Statements of Cash Flows” in our Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this report.

As of June 30, 2018, we held $152.7 million in cash and cash equivalents. We maintain an investment securities portfolio of various holdings, types and maturities. We had securities available-for-sale of $757.8 million and securities held-to-maturity of $106.6 million as of June 30, 2018, including total unpledged securities of $633.9 million.

As of June 30, 2018, Byline Bank had maximum borrowing capacity from the FHLB of $749.6 million and from the Federal Reserve Bank of $329.6 million. As of June 30, 2018, Byline Bank had open advances of $420.0 million and open letters of credit of $41.5 million, leaving us with available aggregate borrowing capacity of $994.7 million. In addition, Byline Bank had uncommitted federal funds lines available of $55.0 million.

As of December 31, 2017, Byline Bank had maximum borrowing capacity from the FHLB of $1.2 billion and from the Federal Reserve Bank of $144.2 million. As of December 31, 2017, Byline Bank had open advances of $361.5 million and no open letters of credit, leaving us with available aggregate borrowing capacity of $637.2 million. In addition, Byline Bank had an uncommitted federal funds line available of $55.0 million.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. As of December 31, 2017, this revolving line of credit had no outstanding balance. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 12, 2017, the line of credit was amended to extend the maturity date to October 11, 2018. As of June 30, 2018, the Company had no balance outstanding on the line of credit.
There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of Byline’s Consolidated Financial Statements as of December 31, 2017 and 2016, included in our Form 10-K for the fiscal year ended December 31, 2017 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Capital Resources

Stockholders’ equity at June 30, 2018 was $616.4 million compared to $458.6 million at December 31, 2017, an increase of $157.8 million, or 34.4%. The increase was primarily driven by the acquisition of First Evanston, the issuance of common stock upon the exercise of stock options as well as retained earnings, offset by the other comprehensive loss.

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

As of June 30, 2018, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since June 30, 2018 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$496,926	12.92%	$307,793	8.00%	N/A	N/A
Bank	474,663	12.32%	308,217	8.00%	$385,272	10.00%
Tier 1 capital to risk weighted assets:
Company	$475,381	12.36%	$230,845	6.00%	N/A	N/A
Bank	453,118	11.76%	231,163	6.00%	$308,217	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$418,443	10.88%	$173,134	4.50%	N/A	N/A
Bank	453,118	11.76%	173,372	4.50%	$250,427	6.50%
Tier 1 capital to average assets:
Company	$475,381	10.57%	$179,841	4.00%	N/A	N/A
Bank	453,118	10.07%	180,066	4.00%	$225,083	5.00%

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$410,831	15.98%	$205,661	8.00%	N/A	N/A
Bank	367,972	14.28%	206,083	8.00%	$257,604	10.00%
Tier 1 capital to risk weighted assets:
Company	$392,520	15.27%	$154,246	6.00%	N/A	N/A
Bank	349,662	13.57%	154,562	6.00%	$206,083	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$353,995	13.77%	$115,684	4.50%	N/A	N/A
Bank	349,662	13.57%	115,922	4.50%	$167,442	6.50%
Tier 1 capital to average assets:
Company	$392,520	12.25%	$128,178	4.00%	N/A	N/A
Bank	349,662	10.89%	128,409	4.00%	$160,511	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2018 the capital conservation buffer requirement was 1.875%.  The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of June 30, 2018.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2018, the Company received $1.3 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and other Company activities. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay interest on the line of credit, interest payments on its trust preferred securities, and dividends on its preferred stock.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 20.00% and maturities up to 2024. Variable rate loan commitments have interest rates ranging from 0.75% to 12.00% and maturities up to 2040.

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

During the six months ended June 30, 2018 and for the year ended December 31, 2017, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition

within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2018 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2018
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$10,238	$—
Other interest rate swaps—pay fixed, receive floating	214,016	2,825	2,867
Other credit derivatives	—	—	—

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•

“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include incremental income tax benefit related to the increase in the Illinois corporate income tax rate, incremental income tax expense or benefit related to the decrease in the federal corporate income tax rate, impairment charges on assets held for sale, merger related expenses, and core system conversion expenses adjusted for applicable income tax. Management believes the significant items listed are not indicative of or useful to measure our operating performance on an ongoing basis.

•

“Adjusted non-interest expense” is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale, merger-related expenses, and core system conversion expenses.

•

“Adjusted efficiency ratio” is adjusted non-interest expense less amortization of intangible assets divided by net interest income and non-interest income. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Adjusted non-interest expense to average assets” is adjusted non-interest expense divided by average assets. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Adjusted return on average stockholders’ equity” is adjusted net income divided by average stockholders’ equity. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•	“Adjusted return on average assets” is adjusted net income divided by average assets. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•

“Non-interest income to total revenues” is non-interest income divided by net interest income plus non-interest income. Management believes that it is standard practice in the industry to present non-interest income as a percentage of total revenue. Accordingly, management believes providing these measures may be useful for peer comparison.

•

“Pre‑tax pre‑provision income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate.

•

“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this metric is important due to the change in tax expense or benefit resulting from the recent decrease in the federal corporate income tax rate and the recent increase in the Illinois state income tax rate. The ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for loan and lease losses. Adjusted pre-tax pre-provision return on average assets excludes certain significant items, which include impairment charges on assets held for sale, merger related expenses, and core system conversion expenses.

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

Reconciliations of Non-GAAP Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income and earnings per share excluding significant items
Reported Net Income	$2,768	$6,146	$9,536	$12,706
Significant items:
Incremental income tax benefit of state tax rate change	—	—	—	—
Incremental income tax benefit attributed to federal income tax reform	—	—	(724)	—
Impairment charges on assets held for sale	117	—	117	—
Merger-related expense	1,517	—	1,640	—
Core system conversion expense	9,009	—	9,009	—
Tax benefit on significant items	(2,832)	—	(2,866)	—
Adjusted Net Income	$10,579	$6,146	$16,712	$12,706
Reported Diluted Earnings per Share	$0.08	$(0.18)	$0.29	$0.07
Significant items:
Incremental income tax benefit of state tax rate change	—	—	—	—
Incremental income tax benefit attributed to federal income tax reform	—	—	(0.02)	—
Impairment charges on assets held for sale	—	—	—	—
Merger-related expense	0.05	—	0.06	—
Core system conversion expense	0.28	—	0.28	—
Tax benefit on significant items	(0.09)	—	(0.09)	—
Adjusted Diluted Earnings per Share	$0.32	$(0.18)	$0.52	$0.07

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net interest margin:
Reported net interest margin	4.43%	4.02%	4.44%	4.01%
Effect of accretion income on acquired loans	(0.41)%	(0.33)%	(0.36)%	(0.28)%
Net interest margin excluding accretion	4.02%	3.69%	4.08%	3.73%
Total revenues:
Net interest income	$39,056	$29,811	$72,751	$59,349
Add: non-interest income	14,502	13,193	25,930	25,501
Total revenues	$53,558	$43,004	$98,681	$84,850
Adjusted efficiency ratio:
Non-interest expense excluding amortization of intangible assets	$44,640	$28,480	$75,792	$56,562
Total revenues	53,558	43,004	98,681	84,850
Efficiency ratio	83.35%	66.23%	76.81%	66.66%
Less: significant adjusted items	10,643	—	10,766	—
Adjusted efficiency ratio	63.48%	66.23%	65.90%	66.66%
Adjusted non-interest expense to average assets:
Total average assets	$3,863,184	$3,284,665	$3,613,831	$3,299,457
Non-interest expense	45,770	$29,249	$77,689	$58,100
Less: significant adjusted items	10,643	—	10,766	—
Adjusted non-interest expense to average assets	3.65%	3.57%	3.73%	3.55%
Adjusted return on average stockholders' equity:
Average stockholders' equity	$518,547	$396,818	$489,204	$393,249
Net income	2,768	$6,146	9,536	12,706
Less: significant adjusted items	7,811	—	7,176	—
Adjusted return on average stockholders' equity	8.18%	6.21%	6.89%	6.52%
Adjusted return on average assets:
Total average assets	$3,863,184	$3,284,665	$3,613,831	$3,299,457
Net income	2,768	$6,146	$9,536	$12,706
Less: significant adjusted items	7,811	—	7,176	—
Adjusted return on average assets	1.10%	0.75%	0.93%	0.78%
Non-interest income to total revenues:
Non-interest income	$14,502	$13,193	$25,930	$25,501
Total revenues	53,558	43,004	98,681	84,850
Non-interest income to total revenues	27.08%	30.68%	26.28%	30.05%
Pre-tax pre-provision net income:
Pre-tax income	$3,832	$10,240	$11,921	$21,344
Add: Provision for loan and lease losses	3,956	3,515	9,071	5,406
Pre-tax pre-provision net income	$7,788	$13,755	$20,992	$26,750

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Pre-tax pre-provision return on average assets:
Total average assets	$3,863,184	$3,284,665	$3,613,831	$3,299,457
Pre-tax pre-provision net income	7,788	13,755	20,992	26,750
Pre-tax pre-provision return on average assets	0.81%	1.68%	1.17%	1.63%
Adjusted Pre-tax pre-provision return on average assets:
Total average assets	$3,863,184	$3,284,665	$3,613,831	$3,299,457
Pre-tax pre-provision net income	7,788	13,755	20,992	26,750
Less: significant adjusted items	10,643	—	10,766	—
Adjusted Pre-tax pre-provision return on average assets:	1.91%	1.68%	1.77%	1.63%
Tangible common equity:
Total stockholders' equity	$616,406	$447,731	$616,406	$447,731
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill	127,536	51,975	127,536	51,975
Less: Core deposit intangibles and other intangibles	37,139	18,290	37,139	18,290
Tangible common equity	$441,293	$367,028	$441,293	$367,028
Tangible assets:
Total assets	$4,805,280	$3,360,122	$4,805,280	$3,360,122
Less: Goodwill	127,536	51,975	127,536	51,975
Less: Core deposit intangibles and other intangibles	37,139	18,290	37,139	18,290
Tangible assets	$4,640,605	$3,289,857	$4,640,605	$3,289,857
Tangible book value per share:
Tangible common equity	$441,293	$367,028	$441,293	$367,028
Shares of common stock outstanding	36,218,955	29,246,900	36,218,955	29,246,900
Tangible book value per share	$12.18	$12.55	$12.18	$12.55
Tangible common equity to tangible assets:
Tangible common equity	$441,293	$367,028	$441,293	$367,028
Tangible assets	4,640,605	3,289,857	4,640,605	3,289,857
Tangible common equity to tangible assets	9.51%	11.16%	9.51%	11.16%

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company and our business. These statements are often, but not always, made through the use of words or phrases such as ‘‘may’’, ‘‘might’’, ‘‘should’’, ‘‘could’’, ‘‘predict’’, ‘‘potential’’, ‘‘believe’’, ‘‘expect’’, ‘‘continue’’, ‘‘will’’, ‘‘anticipate’’, ‘‘seek’’, ‘‘estimate’’, ‘‘intend’’, ‘‘plan’’, ‘‘projection’’, ‘‘would’’, ‘‘annualized’’, “target” and ‘‘outlook’’, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. Forward-looking statements represent management’s current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions.

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

•

greater-than-anticipated costs related to our core processing system migration and the possibility that any of the anticipated benefits will not be realized or will not be realized within the expected time period;

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

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally;
•	the impact of possible further changes in the federal or state income tax rate on our deferred tax assets and provision for income tax expense;
•	the possibility that any of the anticipated benefits of acquisitions will not be realized or will not be realized within the expected time period;
•	the risk that the integration of acquisition operations will be materially delayed or will be more costly or difficult than expected;
•	the effect of mergers on customer relationships and operating results; or
•	other risks detailed from time to time in filings made by us with the SEC.

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

We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, negotiable order of withdrawal accounts, savings accounts and money market deposits accounts and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.

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

Our management of interest rate risk is overseen by Byline Bank’s asset liability committee, and is chaired by its Treasurer, based on a risk management infrastructure approved by our board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit durations based on historical analysis and the targeted investment term of capital.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than 5 years. As of June 30, 2018, we had a notional amount of $464.0 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings, SBA requirements, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

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

The potential change to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2018 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline below 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of June 30, 2018	June 30, 2019	June 30, 2020
Immediate Shifts
+400 basis points	15.2%	16.8%
+300 basis points	11.4%	12.5%
+200 basis points	7.5%	8.2%
+100 basis points	3.4%	3.8%
-100 basis points	(7.0)%	(8.6)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.8%
+100 basis points	2.9%
-100 basis points	(3.1)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2017 that was filed with the SEC on March 30, 2018, except as noted below.

We may be adversely affected by risks associated with our planned core banking system conversion, including failure to realize anticipated benefits and to overcome integration risks, which could adversely affect our growth, profitability, and customer experience.

In order to support our continued growth and to continue to provide first-rate banking products and services to our customers, we have decided to convert our core bank processing platform to FIS’s Integrated Banking Services. We anticipate that the final conversion will occur during 2019. There can be no assurance that we will be able to realize the full anticipated benefits of the conversion and overcome associated integration risks.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 29, 2017 that was filed with the SEC on July 3, 2017 pursuant to Rule 424(b)(4) under the Securities Act. From the effective date of the Registration Statement through the date of the filing of this report, the Company used $25.5 million to repurchase all of its outstanding Noncumulative Perpetual Preferred Stock, Series A, on July 14, 2017, $16.2 million to pay down its line of credit on July 6, 2017, and $27.0 million as the cash consideration portion of the merger consideration paid in connection with its acquisition of First Evanston on May 31, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We previously disclosed in a free writing prospectus issued June 29, 2017 in connection with our initial public offering that, on June 28, 2017, we received a subpoena from the Office of the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) for documents related to Ridgestone Bank, a subsidiary of Ridgestone (which we acquired in October 2016), during the period from March 31, 2008 through December 31, 2012. During the second quarter of 2018, we received notice from SIGTARP that this matter is now closed.

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

3.5	Certificate of Elimination of Noncumulative Perpetual Preferred Stock, Series A

3.6

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

10.1	Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Performance Restricted Stock Award Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: August 10, 2018	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)