Form 10-Q
period 2018-09-30
BYLINE BANCORP, INC.
filed 2018-11-13
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

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

Common Stock, $0.01 par value, 36,311,686 shares outstanding as of November 9, 2018

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2018

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at September 30, 2018 (unaudited) and December 31, 2017	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	7
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	92
Item 4.	Controls and Procedures	94

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults Upon Senior Securities	95
Item 4.	Mine Safety Disclosures	95
Item 5.	Other Information	95
Item 6.	Exhibits	95

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except share and per share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$25,162	$19,404
Interest bearing deposits with other banks	119,594	38,945
Cash and cash equivalents	144,756	58,349
Securities available-for-sale, at fair value	795,408	583,236
Securities held-to-maturity, at amortized cost (fair value September 30, 2018—$99,933, December 31, 2017—$117,277)	102,683	117,163
Restricted stock, at cost	19,202	16,343
Loans held for sale	8,737	5,212
Loans and leases:
Loans and leases	3,455,802	2,277,492
Allowance for loan and lease losses	(23,424)	(16,706)
Net loans and leases	3,432,378	2,260,786
Servicing assets, at fair value	20,674	21,400
Accrued interest receivable	11,331	7,670
Premises and equipment, net	106,948	95,224
Assets held for sale	8,343	9,779
Other real estate owned, net	4,891	10,626
Goodwill	127,536	54,562
Other intangible assets, net	35,248	16,756
Bank-owned life insurance	5,923	5,718
Deferred tax assets, net	42,287	47,376
Due from counterparty	14,484	39,824
Other assets	36,580	16,106
Total assets	$4,917,409	$3,366,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,175,222	$760,887
Interest bearing deposits:
NOW, savings accounts, and money market accounts	1,455,295	973,685
Time deposits	1,110,250	708,757
Total deposits	3,740,767	2,443,329
Accrued interest payable	2,971	1,306
Line of credit	—	—
Federal Home Loan Bank advances	425,000	361,506
Securities sold under agreements to repurchase	24,446	31,187
Junior subordinated debentures issued to capital trusts, net	36,615	27,647
Accrued expenses and other liabilities	57,749	42,577
Total liabilities	4,287,548	2,907,552
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting, $0.01 par value at September 30, 2018 and December 31, 2017; 150,000,000 shares authorized at September 30, 2018 and December 31, 2017; 36,279,600 shares issued and outstanding at September 30, 2018 and 29,317,298 issued and outstanding at December 31, 2017	361	292
Additional paid-in capital	545,827	391,586
Retained earnings	85,597	61,349
Accumulated other comprehensive loss, net of tax	(12,362)	(5,087)
Total stockholders’ equity	629,861	458,578
Total liabilities and stockholders’ equity	$4,917,409	$3,366,130

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$55,045	$30,933	$128,326	$88,510
Interest on taxable securities	5,076	3,720	13,703	11,213
Interest on tax-exempt securities	337	174	740	458
Other interest and dividend income	615	217	1,287	666
Total interest and dividend income	61,073	35,044	144,056	100,847
INTEREST EXPENSE
Deposits	5,971	2,112	12,214	5,518
Federal Home Loan Bank advances	1,723	850	4,441	2,282
Subordinated debentures and other borrowings	786	670	2,057	2,286
Total interest expense	8,480	3,632	18,712	10,086
Net interest income	52,593	31,412	125,344	90,761
PROVISION FOR LOAN AND LEASE LOSSES	5,842	3,900	14,913	9,306
Net interest income after provision for loan and lease losses	46,751	27,512	110,431	81,455
NON-INTEREST INCOME
Fees and service charges on deposits	1,825	1,418	4,593	3,985
Net servicing fees	176	959	1,198	2,954
ATM and interchange fees	1,781	1,495	4,140	4,342
Net gains on sales of securities available-for-sale	—	—	4	8
Net gains on sales of loans	5,015	7,499	22,214	24,026
Wealth management and trust income	674	—	866	—
Other non-interest income	1,672	547	4,058	2,104
Total non-interest income	11,143	11,918	37,073	37,419
NON-INTEREST EXPENSE
Salaries and employee benefits	21,312	16,323	58,834	50,151
Occupancy expense, net	3,548	3,301	11,802	10,525
Equipment expense	617	630	1,778	1,809
Loan and lease related expenses	1,015	891	3,886	2,569
Legal, audit and other professional fees	2,358	1,608	8,627	4,369
Data processing	2,724	2,399	15,396	7,255
Net loss (gain) recognized on other real estate owned and other related expenses	(284)	565	187	136
Regulatory assessments	675	326	1,282	894
Other intangible assets amortization expense	1,898	769	3,795	2,307
Advertising and promotions	537	196	1,133	803
Telecommunications	435	351	1,319	1,165
Other non-interest expense	3,121	3,706	7,606	7,182
Total non-interest expense	37,956	31,065	115,645	89,165
INCOME BEFORE PROVISION FOR INCOME TAXES	19,938	8,365	31,859	29,709
PROVISION (BENEFIT) FOR INCOME TAXES	5,402	(1,390)	7,787	7,248
NET INCOME	14,536	9,755	24,072	22,461
Dividends on preferred shares	196	195	587	11,081
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,340	$9,560	$23,485	$11,380
EARNINGS PER COMMON SHARE
Basic	$0.40	$0.33	$0.73	$0.43
Diluted	$0.39	$0.32	$0.71	$0.43

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$14,536	$9,755	$24,072	$22,461
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(3,451)	1,473	(14,859)	4,920
Reclassification adjustments for net gains included in net income	—	—	(4)	(8)
Tax effect	961	303	4,138	(1,587)
Net of tax	(2,490)	1,776	(10,725)	3,325
Cash flow hedges
Unrealized holding gains (losses) arising during the period	1,070	17	6,702	(1,408)
Reclassification adjustments for net (gains) losses included in net income	(428)	159	(863)	426
Tax effect	(179)	(88)	(1,626)	377
Net of tax	463	88	4,213	(605)
Total other comprehensive income (loss)	(2,027)	1,864	(6,512)	2,720
Comprehensive income	$12,509	$11,619	$17,560	$25,181

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	22,461	—	22,461
Other comprehensive income, net of tax	—	—	—	—	—	—	2,720	2,720
Issuance of common stock in connection with merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance costs	—	—	4,630,194	46	76,783	—	—	76,829
Issuance of common stock in connection with restricted stock awards	—	—	58,900	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(400)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(11,081)	—	(11,081)
Cash paid in lieu of fractional shares	—	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	—	—	—	951	—	—	951
Balance, September 30, 2017	10,438	$10,438	29,305,400	$292	$391,040	$62,311	$(4,548)	$459,533
Balance, January 1, 2018	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	24,072	—	24,072
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,512)	(6,512)
Issuance of common stock upon exercise of stock options	—	—	146,513	2	1,700	—	—	1,702
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	151,275
Issuance of common stock in connection with restricted stock awards	—	—	126,157	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(2,100)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	8,882	—	172	—	—	172
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(587)	—	(587)
Share-based compensation expense	—	—	—	—	1,161	—	—	1,161
Balance, September 30, 2018	10,438	$10,438	36,279,600	$361	$545,827	$85,597	$(12,362)	$629,861

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,072	$22,461
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	14,913	9,306
Impairment loss on assets held for sale	256	951
Depreciation and amortization of premises and equipment	4,089	3,919
Net amortization of securities	2,553	3,544
Net gains on sales of securities available-for-sale	(4)	(8)
Losses on disposal of premises or equipment	194	—
Net gains on sales of assets held for sale	(1,102)	(167)
Net gains on sales of loans	(22,214)	(24,026)
Net proceeds from mortgage loans sold	—	151
Originations of government guaranteed loans	(237,945)	(202,176)
Proceeds from government guaranteed loans sold	279,390	228,852
Accretion of premiums and discounts on acquired loans, net	(14,239)	(24,767)
Net change in servicing assets	726	(578)
Net valuation adjustments on other real estate owned	512	735
Net gains on sales of other real estate owned	(380)	(1,538)
Amortization of intangible assets	3,795	2,307
Amortization of time deposit premium	(273)	(759)
Amortization of Federal Home Loan Bank advances premium	(19)	(156)
Accretion of junior subordinated debentures discount	471	556
Share-based compensation expense	1,161	951
Deferred tax provision	9,656	6,196
Increase in cash surrender value of bank owned life insurance	(205)	(209)
Net gain on death benefit of bank owned life insurance	—	(313)
Changes in assets and liabilities:
Accrued interest receivable	(593)	(324)
Other assets	(6,680)	515
Accrued interest payable	1,095	(1,243)
Accrued expenses and other liabilities	2,937	(11,382)
Net cash provided by operating activities	62,166	12,798
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(153,995)	(34,814)
Proceeds from maturities and calls of securities available-for-sale	13,630	7,672
Proceeds from paydowns of securities available-for-sale	45,785	53,171
Proceeds from sales of securities available-for-sale	544	8
Proceeds from maturities of securities held-to-maturity	—	655
Proceeds from paydowns of securities held-to-maturity	13,778	15,597
Purchases of Federal Home Loan Bank stock	(25,293)	(9,855)
Federal Home Loan Bank stock repurchases	23,794	14,220
Proceeds from other loans sold	—	9,984
Net change in loans and leases	(257,598)	(63,870)
Purchases of premises and equipment	(1,380)	(2,238)
Proceeds from sales of assets held for sale	4,414	4,398
Proceeds from sales of other real estate owned	6,686	9,583
Proceeds from bank owned life insurance death benefit	—	1,399
Net cash received in acquisition of business	20,374	—
Net cash (used in) provided by investing activities	(309,261)	5,910

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$275,443	$31,294
Proceeds from Federal Home Loan Bank advances	4,460,000	1,993,000
Repayments of Federal Home Loan Bank advances	(4,396,487)	(2,072,000)
Repayments of line of credit	—	(20,650)
Net (decrease) increase in securities sold under agreements to repurchase	(6,741)	13,558
Dividends paid on preferred stock	(587)	(11,081)
Cash paid in lieu of fractional shares	—	(2)
Proceeds from issuance of common stock upon exercise of stock options	1,702	—
Proceeds from issuance of common stock	172	76,829
Proceeds from issuance of preferred stock	—	1,050
Repurchase of preferred stock	—	(15,003)
Net cash provided by (used in) financing activities	333,502	(3,005)
NET INCREASE IN CASH AND CASH EQUIVALENTS	86,407	15,703
CASH AND CASH EQUIVALENTS, beginning of period	58,349	46,533
CASH AND CASH EQUIVALENTS, end of period	$144,756	$62,236
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,868	$11,689
Cash payments during the period for taxes	$3,114	$2,121
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$(10,725)	$3,325
Change in fair value of cash flow hedges, net of tax	$4,213	$(605)
Delayed payments of mortgage-backed securities	$229	$389
Transfers of loans to loans held for sale	$—	$10,061
Transfers of loans to other real estate owned	$1,527	$6,069
Internally financed sale of other real estate owned	$444	$—
Transfers of land and premises to assets held for sale	$2,531	$3,372
Transfers of assets held for sale to premises and equipment	$(415)	$—
Transfers of premises and equipment to other assets	$35	$687
Transfers of other assets to assets held for sale	$16	$—
Due from counterparty	$(5,503)	$21,084
Due to broker	$6,983	$—
Total assets acquired from acquisition	$1,142,766	$—
Total liabilities assumed from acquisition	$1,036,609	$—
Common stock and stock options issued due to business combination	$152,127	$—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 1—Basis of Presentation

These unaudited interim condensed consolidated financial statements include the accounts of Byline Bancorp, Inc., a Delaware corporation (the “Company,” “Byline,” “we,” “us,” “our”), a bank holding company whose principal activity is the ownership and management of its Illinois state chartered subsidiary bank, Byline Bank (the “Bank”), based in Chicago, Illinois.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2017, 2016, and 2015.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these consolidated financial statements.

On October 17, 2018, we entered a definitive merger agreement with Oak Park River Forest Bankshares, Inc. (which we refer to as “Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, to which the Company will acquire Oak Park River Forest through the merger of Oak Park River Forest with and into the Company, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. At such time, Community Bank of Oak Park River Forest’s banking offices will become banking offices of the Bank. The above described merger agreements are anticipated to be completed during the first half of 2019, subject to the satisfaction or waiver of the conditions included in the merger agreement. No other subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815) In July 2017, FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments. The ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is currently evaluating the provisions of ASU No. 2017‑11 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Income Statement—Reporting Comprehensive Income (Topic 220) In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act. The ASU provides reporting entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires reporting entities to disclose: a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the new guidance on January 1, 2018. The adoption did not impact the Company’s Statements of Operations, and resulted in a reclassification of $763,000 from accumulated other comprehensive income (loss) to retained earnings.

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

Fair Value Measurement (Topic 820) In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820. The amendments remove the disclosure requirements for the amount and reasons for transfers between Level 1 and Level 2 securities of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement. The amendments modify the disclosure requirements as follows: in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments add the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company early adopted these amendments in 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

The transaction resulted in goodwill of $73.0 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

assets acquired and reflects related synergies expected from the combined operations. Merger-related expenses, including acquisition advisory expenses of $1.7 million and core system conversion expenses of $9.2 million related to the First Evanston acquisition, are reflected in non-interest expense on the Consolidated Statements of Operations for the nine months ended September 30, 2018.

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

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2018 and 2017, as if the acquisition had occurred on January 1, 2017. The pro forma results combine the historical results of First Evanston into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes security discount accretion, loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for loan and lease losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenues (net interest income and non-interest income)	$63,736	$56,188	$183,564	$167,812
Net income	$14,726	$12,553	$37,737	$31,626
Earnings per share—basic	$0.40	$0.34	$1.03	$0.62
Earnings per share—diluted	$0.39	$0.34	$1.01	$0.61

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through September 30, 2018. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Evanston was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$55,717	$—	$(384)	$55,333
U.S. Government agencies	148,892	2	(2,274)	146,620
Obligations of states, municipalities, and political subdivisions	62,389	24	(1,186)	61,227
Residential mortgage-backed securities
Agency	301,515	—	(16,067)	285,448
Non-agency	75,763	—	(2,200)	73,563
Commercial mortgage-backed securities
Agency	75,380	154	(3,547)	71,987
Non-agency	31,535	—	(1,489)	30,046
Small Business Administration mortgage-backed securities	26,715	9	—	26,724
Corporate securities	37,685	251	(523)	37,413
Other securities	4,611	2,591	(155)	7,047
Total	$820,202	$3,031	$(27,825)	$795,408

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,885	$14	$(545)	$23,354
Residential mortgage-backed securities
Agency	42,668	40	(948)	41,760
Non-agency	36,130	—	(1,311)	34,819
Total	$102,683	$54	$(2,804)	$99,933

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$14,999	$—	$(136)	$14,863
U.S. Government agencies	54,248	—	(1,290)	52,958
Obligations of states, municipalities, and political subdivisions	33,405	100	(335)	33,170
Residential mortgage-backed securities
Agency	315,103	—	(7,646)	307,457
Non-agency	39,485	104	(75)	39,514
Commercial mortgage-backed securities
Agency	70,964	45	(1,966)	69,043
Non-agency	31,763	—	(792)	30,971
Corporate securities	29,573	507	(104)	29,976
Other securities	3,627	1,730	(73)	5,284
Total	$593,167	$2,486	$(12,417)	$583,236

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$24,030	$197	$(82)	$24,145
Residential mortgage-backed securities
Agency	53,731	79	(203)	53,607
Non-agency	39,402	174	(51)	39,525
Total	$117,163	$450	$(336)	$117,277

The Company did not classify securities as trading during the nine months ended September 30, 2018 or during 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	23	$42,524	$(196)	$9,814	$(188)	$52,338	$(384)
U.S. Government agencies	52	92,091	(510)	52,536	(1,764)	144,627	(2,274)
Obligations of states, municipalities and political subdivisions	133	40,567	(467)	14,693	(719)	55,260	(1,186)
Residential mortgage-backed securities
Agency	44	29,441	(886)	254,756	(15,181)	284,197	(16,067)
Non-agency	9	69,533	(1,962)	4,029	(238)	73,562	(2,200)
Commercial mortgage-backed securities
Agency	8	7,181	(116)	53,213	(3,431)	60,394	(3,547)
Non-agency	5	—	—	30,046	(1,489)	30,046	(1,489)
Corporate securities	12	19,286	(282)	4,691	(241)	23,977	(523)
Other securities	1	—	—	2,819	(155)	2,819	(155)
Total	287	$300,623	$(4,419)	$426,597	$(23,406)	$727,220	$(27,825)

		Less than 12 Months		12 Months or Longer		Total
September 30, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	29	$18,197	$(444)	$3,600	$(101)	$21,797	$(545)
Residential mortgage-backed securities
Agency	18	24,101	(388)	14,465	(560)	38,566	(948)
Non-agency	7	30,927	(1,105)	3,891	(206)	34,818	(1,311)
Total	54	$73,225	$(1,937)	$21,956	$(867)	$95,181	$(2,804)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$4,998	$(2)	$9,865	$(134)	$14,863	$(136)
U.S. Government agencies	9	992	(7)	51,966	(1,283)	52,958	(1,290)
Obligations of states, municipalities and political subdivisions	29	16,059	(137)	4,453	(198)	20,512	(335)
Residential mortgage-backed securities
Agency	41	15,441	(181)	292,016	(7,465)	307,457	(7,646)
Non-agency	1	—	—	4,565	(75)	4,565	(75)
Commercial mortgage-backed securities
Agency	7	—	—	57,442	(1,966)	57,442	(1,966)
Non-agency	5	—	—	30,971	(792)	30,971	(792)
Corporate securities	3	2,406	(80)	2,489	(24)	4,895	(104)
Other securities	1	—	—	1,921	(73)	1,921	(73)
Total	101	$39,896	$(407)	$455,688	$(12,010)	$495,584	$(12,417)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	12	$7,409	$(38)	$1,548	$(44)	$8,957	$(82)
Residential mortgage-backed securities
Agency	13	24,344	(107)	7,935	(96)	32,279	(203)
Non-agency	3	10,458	(10)	4,382	(41)	14,840	(51)
Total	28	$42,211	$(155)	$13,865	$(181)	$56,076	$(336)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2018, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 287 securities available-for-sale with unrealized losses at September 30, 2018. There were 54 securities held-to-maturity with unrealized losses at September 30, 2018. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses for the three and nine months ended September 30, 2018 and 2017 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds	$—	$—	$544	$8
Gross gains	—	—	4	8
Gross losses	—	—	—	—

There were no gains reclassified from accumulated other comprehensive income into earnings for the three months ended September 30, 2018 or 2017. There were $4,000 and $8,000 gains reclassified from accumulated other comprehensive income into earnings for the nine months ended September 30, 2018 and 2017, respectively.

Securities pledged at September 30, 2018 and December 31, 2017 had carrying amounts of $261.1 million and $262.5 million, respectively. At September 30, 2018 and December 31, 2017, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $227.6 million and $99.3 million, respectively, and for customer repurchase agreements of $33.5 million and $34.8 million, respectively. At September 30, 2018, there were no securities pledged for advances from the Federal Home Loan Bank. At December 31, 2017, securities pledged for advances from the Federal Home Loan Bank were $128.4 million. Other securities were pledged for purposes required or permitted by law. At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2018, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$66,866	$66,842
Due from one to five years	179,535	176,765
Due from five to ten years	44,295	43,365
Due after ten years	14,525	14,312
Mortgage-backed securities	510,908	487,768
Other securities with no defined maturity	4,073	6,356
Total	$820,202	$795,408
Held-to-maturity
Due from one to five years	$5,067	$4,966
Due from five to ten years	10,616	10,349
Due after ten years	8,202	8,039
Mortgage-backed securities	78,798	76,579
Total	$102,683	$99,933

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2018	2017
Commercial real estate	$1,272,208	$891,971
Residential real estate	705,132	577,123
Construction, land development, and other land	182,727	105,996
Commercial and industrial	1,095,946	522,254
Installment and other	12,150	4,182
Lease financing receivables	185,540	174,165
Total loans and leases	3,453,703	2,275,691
Net unamortized deferred fees and costs	(1,418)	(1,720)
Initial direct costs	3,517	3,521
Allowance for loan and lease losses	(23,424)	(16,706)
Net loans and leases	$3,432,378	$2,260,786

	September 30,	December 31,
	2018	2017
Lease financing receivables
Net minimum lease payments	$201,938	$188,986
Unguaranteed residual values	1,630	1,644
Unearned income	(18,028)	(16,465)
Total lease financing receivables	185,540	174,165
Initial direct costs	3,517	3,521
Lease financial receivables before allowance for lease losses	$189,057	$177,686

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At September 30, 2018 and December 31, 2017, total loans and leases included the guaranteed amount of

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

U.S. Government guaranteed loans of $101.9 million and $77.0 million, respectively. At September 30, 2018 and December 31, 2017, installment and other loans included overdraft deposits of $1.1 million and $617,000, respectively, which were reclassified as loans. At September 30, 2018 and December 31, 2017, loans and loans held for sale pledged as security for borrowings were $1.4 billion and $516.9 million, respectively.

The minimum annual lease payments for lease financing receivables as of September 30, 2018 are summarized as follows:

Minimum Lease Payments
2018	$17,443
2019	69,639
2020	53,597
2021	34,663
2022	19,821
Thereafter	6,775
Total	$201,938

Originated loans and leases represent originations or purchases other than those from a business combination. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of significant credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2018 and December 31, 2017:

September 30, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$619,767	$154,108	$498,329	$1,272,204
Residential real estate	445,717	120,963	138,516	705,196
Construction, land development, and other land	140,391	4,203	37,111	181,705
Commercial and industrial	696,750	14,436	384,260	1,095,446
Installment and other	7,729	458	4,007	12,194
Lease financing receivables	155,825	—	33,232	189,057
Total loans and leases	$2,066,179	$294,168	$1,095,455	$3,455,802

December 31, 2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$513,622	$166,712	$211,359	$891,693
Residential real estate	400,571	144,562	32,085	577,218
Construction, land development, and other land	97,638	5,946	1,845	105,429
Commercial and industrial	416,499	10,008	94,731	521,238
Installment and other	3,724	462	42	4,228
Lease financing receivables	141,329	—	36,357	177,686
Total loans and leases	$1,573,383	$327,690	$376,419	$2,277,492

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

Undiscounted contractual cash flows	$33,594
Undiscounted cash flows not expected to be collected (non-accretable difference)	(5,003)
Undiscounted cash flows expected to be collected	28,591
Accretable yield at acquisition	(3,566)
Estimated fair value of impaired loans acquired at acquisition	$25,025

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.0 million and $3.9 million, at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018		December 31, 2017
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$169,149	$154,108	$235,898	$166,712
Residential real estate	123,542	120,963	207,660	144,562
Construction, land development, and other land	4,615	4,203	13,270	5,946
Commercial and industrial	23,467	14,436	18,333	10,008
Installment and other	1,126	458	1,819	462
Total acquired impaired loans	$321,899	$294,168	$476,980	$327,690

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$41,306	$37,619	$36,446	$36,868
Additions	—	—	3,566	—
Accretion to interest income	(5,665)	(8,165)	(17,227)	(24,768)
Reclassification from nonaccretable difference, net	2,507	6,901	15,363	24,255
Ending balance	$38,148	$36,355	$38,148	$36,355

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

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$506,507	$498,329	$221,710	$211,359
Residential real estate	141,011	138,516	32,605	32,085
Construction, land development, and other land	39,694	37,111	1,926	1,845
Commercial and industrial	397,746	384,260	105,529	94,731
Installment and other	7,601	4,007	355	42
Lease financing receivables	34,706	33,232	37,476	36,357
Total acquired non-impaired loans and leases	$1,127,265	$1,095,455	$399,601	$376,419

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2018 and 2017 are as follows:

September 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Provisions	1,705	29	58	3,579	12	459	5,842
Charge-offs	(736)	—	—	(858)	(4)	(823)	(2,421)
Recoveries	—	—	—	75	—	241	316
Ending balance	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424

Nine months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions	3,975	39	586	8,959	33	1,321	14,913
Charge-offs	(1,347)	—	(418)	(5,539)	(36)	(1,888)	(9,228)
Recoveries	—	—	—	327	—	706	1,033
Ending balance	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending balance:
Individually evaluated for impairment	$2,294	$70	$—	$4,044	$14	$—	$6,422
Collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Loans acquired with deteriorated credit quality	1,715	457	—	820	3	—	2,995
Total allowance for loan and lease losses	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424

September 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$13,612	$1,941	$—	$19,962	$14	$—	$35,529
Collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Loans acquired with deteriorated credit quality	154,108	120,963	4,203	14,436	458	—	294,168
Total loans and leases	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Provisions (releases)	1,577	52	(111)	1,440	13	929	3,900
Charge-offs	(186)	(161)	—	(763)	(327)	(862)	(2,299)
Recoveries	—	—	—	—	—	410	410
Ending balance	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980

Nine months ended
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provisions (releases)	3,591	(400)	(526)	3,932	23	2,686	9,306
Charge-offs	(477)	(357)	—	(1,762)	(327)	(2,399)	(5,322)
Recoveries	—	—	—	—	—	1,073	1,073
Ending balance	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending balance:
Individually evaluated for impairment	$1,186	$176	$—	$1,585	$2	$—	$2,949
Collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans acquired with deteriorated credit quality	2,029	313	61	1,392	18	—	3,813
Total allowance for loan and lease losses	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980

September 30, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$14,928	$1,948	$565	$6,075	$2	$—	$23,518
Collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Loans acquired with deteriorated credit quality	173,106	152,149	5,424	11,433	488	—	342,600
Total loans and leases	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499

The Company increased the allowance for loan and lease losses by $3.7 million and $6.7 million for the three and nine months ended September 30, 2018, respectively. The Company increased the allowance for loan and lease losses by $2.0 million and $5.1 million for the three and nine months ended September 30, 2017, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $244,000 for the three months ended September 30, 2018, and decreased the allowance for loan and lease losses by $879,000 for the nine months ended September 30, 2018. The Company increased the allowance for loan and lease losses for acquired impaired loans by $559,000 and $2.2 million for the three and nine months ended September 30, 2017, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of September 30, 2018 and December 31, 2017, which excludes acquired impaired loans:

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$8,439	$9,566	$—
Residential real estate	1,689	1,655	—
Commercial and industrial	9,971	11,694	—
With an allowance recorded
Commercial real estate	5,173	5,419	2,294
Residential real estate	252	253	70
Commercial and industrial	9,991	10,535	4,044
Installment and other	14	14	14
Total impaired loans	$35,529	$39,136	$6,422

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$11,425	$12,936	$—
Residential real estate	2,075	2,046	—
Commercial and industrial	5,470	6,774	—
With an allowance recorded
Commercial real estate	2,459	2,634	1,101
Residential real estate	354	351	158
Commercial and industrial	9,314	9,724	2,692
Installment and other	14	14	14
Total impaired loans	$31,111	$34,479	$3,965

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the nine months ended as follows:

September 30, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,441	$232
Residential real estate	1,910	24
Construction, land development and other land	—	15
Commercial and industrial	8,018	194
With an allowance recorded
Commercial real estate	5,022	16
Residential real estate	330	3
Commercial and industrial	9,047	484
Installment and other	14	9
Total impaired loans	$33,782	$977

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$10,605	$419
Residential real estate	1,698	33
Construction, land development and other land	269	2
Commercial and industrial	2,391	253
With an allowance recorded
Commercial real estate	1,043	287
Residential real estate	444	4
Construction, land development and other land	19	—
Commercial and industrial	1,673	500
Installment and other	213	11
Total impaired loans	$18,355	$1,509

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2018 and December 31, 2017:

September 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,017,225	$544,986	$159,712	$915,027	$11,696	$187,623	$2,836,269
Watch	71,382	30,287	14,691	128,597	—	100	245,057
Special Mention	14,508	5,729	3,099	15,654	13	856	39,859
Substandard	14,981	3,231	—	21,732	27	317	40,288
Doubtful	—	—	—	—	—	161	161
Loss	—	—	—	—	—	—	—
Total	$1,118,096	$584,233	$177,502	$1,081,010	$11,736	$189,057	$3,161,634

December 31, 2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$638,066	$398,743	$73,935	$415,163	$3,732	$174,672	$1,704,311
Watch	58,217	29,165	22,380	67,024	20	190	176,996
Special Mention	14,645	2,251	3,168	13,535	—	1,293	34,892
Substandard	14,053	2,497	—	15,508	14	1,259	33,331
Doubtful	—	—	—	—	—	272	272
Loss	—	—	—	—	—	—	—
Total	$724,981	$432,656	$99,483	$511,230	$3,766	$177,686	$1,949,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2018 and December 31, 2017:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,452	$1,282	$—	$12,553	$19,287	$1,098,809	$1,118,096
Residential real estate	434	196	—	1,631	2,261	581,972	584,233
Construction, land development, and other land	—	—	—	—	—	177,502	177,502
Commercial and industrial	3,600	2,361	291	13,958	20,210	1,060,800	1,081,010
Installment and other	34	1	—	23	58	11,678	11,736
Lease financing receivables	1,511	624	—	478	2,613	186,444	189,057
Total	$11,031	$4,464	$291	$28,643	$44,429	$3,117,205	$3,161,634

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,783	$968	$—	$8,459	$14,210	$710,771	$724,981
Residential real estate	148	—	—	2,092	2,240	430,416	432,656
Construction, land development, and other land	—	—	—	—	—	99,483	99,483
Commercial and industrial	6,667	967	—	4,348	11,982	499,248	511,230
Installment and other	18	—	—	14	32	3,734	3,766
Lease financing receivables	997	638	—	851	2,486	175,200	177,686
Total	$12,613	$2,573	$—	$15,764	$30,950	$1,918,852	$1,949,802

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as September 30, 2018 and December 31, 2017:

September 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	3	$914	$914	$—	$113
Commercial and industrial	2	193	193	—	107
Residential real estate	1	123	123	—	—
Total accruing	6	1,230	1,230	—	220
Non-accruing:
Commercial real estate	8	2,678	2,637	41	420
Commercial and industrial	4	6,593	4,722	1,871	1,155
Total non-accruing	12	9,271	7,359	1,912	1,575
Total troubled debt restructurings	18	10,501	8,589	1,912	1,795

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	3	$912	$912	$—	$—
Residential real estate	1	149	149	—	—
Total accruing	4	1,061	1,061	—	—
Non-accruing:
Commercial real estate	2	743	743	—	111
Commercial and industrial	3	1,246	759	487	246
Residential real estate	1	67	67	—	—
Total non-accruing	6	2,056	1,569	487	357
Total troubled debt restructurings	10	3,117	2,630	487	357

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at September 30, 2018 and no commitments outstanding on troubled debt restructurings at December 31, 2017.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Accruing:
Beginning balance	$1,238	$981	$1,061	$602
Additions	—	673	37	1,017
Net payments	(8)	(23)	(56)	(59)
Net transfers from non-accrual	—	—	188	71
Ending balance	1,230	1,631	1,230	1,631
Non-accruing:
Beginning balance	5,776	470	1,570	552
Additions	1,667	194	7,123	194
Net payments	(84)	(8)	(1,002)	(19)
Charge-offs	—	—	(144)	—
Net transfers to accrual	—	—	(188)	(71)
Ending balance	7,359	656	7,359	656
Total troubled debt restructurings	8,589	2,287	8,589	2,287

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2018 had a recorded investment of zero and $340,000, respectively.

No troubled debt restructurings subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2017.

At September 30, 2018 and December 31, 2017, the reserve for unfunded commitments was $1.4 million and $923,000, respectively. During the three months ended September 30, 2018 and 2017, the provisions for unfunded commitments were $411,000 and $299,000, respectively. During the nine months ended September 30, 2018 and 2017, the provisions for unfunded commitments were $496,000 and $272,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$21,587	$21,424	$21,400	$21,091
Additions, net	1,489	1,727	5,680	4,675
Changes in fair value	(2,402)	(1,482)	(6,406)	(4,097)
Ending balance	$20,674	$21,669	$20,674	$21,669
Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Loan portfolios serviced for:
SBA guaranteed loans	$1,135,871	$1,021,143
USDA guaranteed loans	86,417	91,758
Total	$1,222,288	$1,112,901

During the three months ended September 30, 2018 and 2017, loan servicing income, net of changes in fair value of servicing assets were $176,000 and $1.0 million, respectively. During the nine months ended September 30, 2018 and 2017, loan servicing income, net of changes in fair value of servicing assets were $1.2 million and $3.0 million, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$6,402	$12,684	$10,626	$16,570
Net additions to OREO	307	3,417	1,527	6,069
Dispositions of OREO	(1,519)	(1,989)	(6,750)	(8,045)
Valuation adjustments	(299)	(253)	(512)	(735)
Ending balance	$4,891	$13,859	$4,891	$13,859

At September 30, 2018 and December 31, 2017, the balance of real estate owned included $657,000 and $3.6 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $3.1 million and $1.9 million, respectively.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$54,562	$16,720	$—	$51,975	$19,776	$—
Additions	72,974	19,060	3,216	—	—	—
Amortization	—	(3,685)	(89)	—	(2,293)	—
Ending balance	$127,536	$32,095	$3,127	$51,975	$17,483	$—
Accumulated amortization	N/A	$17,151	$89	N/A	$12,703	N/A
Weighted average remaining amortization period	N/A	7.1 Years	11.7 Years	N/A	5.8 Years	N/A

	Three Months Ended September 30,
	2018			2017
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$127,536	$33,917	$3,194	$51,975	$18,247	$—
Additions	—	—	—	—	—	—
Amortization	—	(1,822)	(67)	—	(764)	—
Ending balance	$127,536	$32,095	$3,127	$51,975	$17,483	$—
Accumulated amortization	N/A	$17,151	$89	N/A	$12,703	N/A
Weighted average remaining amortization period	N/A	7.1 Years	11.7 Years	N/A	5.8 Years	N/A

The Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition. Please refer to Note 3—Acquisition of a Business for further details.

Additionally, the Company had other intangible assets of $26,000 and $36,000 as of September 30, 2018 and December 31, 2017, respectively, associated with trademark-related transactions.

The following table presents the estimated amortization expense for core deposit intangible, customer relationship intangible, and other intangible assets recognized at September 30, 2018:

Estimated Amortization
2018	$1,807
2019	6,945
2020	6,477
2021	6,026
2022	5,578
Thereafter	8,415
Total	$35,248

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

The effective tax rate for the nine months ended September 30, 2018 and 2017 was 24.4%. The current effective tax rate reflects the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded an additional discrete income tax benefit of $724,000 during the first quarter of 2018. This adjustment includes the impact of the federal income tax rate decrease due to the TCJ Act (enacted on December 22, 2017) on our net deferred tax assets. The re-measurement of our net deferred tax assets due to the TCJ Act was determined to be provisional at March 31, 2018.

As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017. As a result of the increase in the corporate income tax rate, during the third quarter of 2017 we recorded a state income tax benefit of $4.6 million due to increased value of our deferred tax asset related to our Illinois net loss deduction.

Net deferred tax assets decreased to $42.3 million at September 30, 2018 compared to $47.4 million at December 31, 2017. The net decrease in the total net deferred tax assets recorded as of September 30, 2018 was a result of a reduction due to the utilization of net operating loss carryforward deferred tax assets, partially offset with an increase in net deferred tax assets related to the acquisition of First Evanston.

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Non-interest bearing demand deposits	$1,175,222	$760,887
Interest bearing checking accounts	317,145	186,611
Money market demand accounts	661,271	349,862
Other savings	476,879	437,212
Time deposits (below $250,000)	916,014	627,255
Time deposits ($250,000 and above)	194,236	81,502
Total deposits	$3,740,767	$2,443,329

Time deposits of $250,000 or more included $10.0 million of brokered deposits at September 30, 2018 and none at December 31, 2017.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Federal Home Loan Bank advances	$425,000	$361,506
Weighted average cost	2.30%	1.49%

At September 30, 2018, fixed-rate advances totaled $250.0 million with an interest rate of 2.36% and maturity of December 2018. Total variable rate advances were $175.0 million at September 30, 2018, with interest rates of 2.22% that

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

may reset daily and maturities ranging from October 2018 to December 2018. The Company’s advances from the FHLB are collateralized by residential real estate loans and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. At September 30, 2018 and December 31, 2017, the Bank has additional borrowing capacity from the FHLB of $1.2 billion and $795.0 million, respectively, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

 The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedge Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Securities sold under agreements to repurchase	$24,446	$31,187
Line of credit	—	—
Total	$24,446	$31,187

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering. The line of credit matured on October 11, 2018 and carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016 and execution of a Negative Pledge Agreement dated October 11, 2018. The amended revolving line of credit bears interest at either the LIBOR plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 50 basis points. At September 30, 2018 and December 31, 2017, the line of credit has not been drawn upon, so an interest rate option has not been selected.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Federal Reserve Bank of Chicago discount window line	$310,345	$144,248
Available federal funds lines	55,000	55,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 14—Junior Subordinated Debentures

At September 30, 2018 and December 31, 2017, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2018	Aggregate Principal Amount December 31, 2017	Stated Maturity	Contractual Rate at September 30, 2018	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	5.12%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	—	March 15, 2035	4.11%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	36,500
Discount	(9,885)	(8,853)
Total liability, at carrying value	$36,615	$27,647

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three LIBOR plus 2.79% (5.12% and 4.39% at September 30, 2018 and December 31, 2017, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $72,000 and $62,000 as of September 30, 2018 and December 31, 2017, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% and 5.09% at September 30, 2018 and December 31, 2017, respectively), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. Accrued interest payable was $25,000 as of September 30, 2018. There was no accrued interest payable as of December 31, 2017.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (4.11% at September 30, 2018), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $18,000 as of September 30, 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The minimum annual rental commitments for operating leases subsequent to September 30, 2018, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2018	$944
2019	3,316
2020	2,777
2021	2,450
2022	1,488
Thereafter	3,167
Total	$14,142

The Company’s rental expenses for the nine months ended September 30, 2018 and 2017 were $4.2 million and $3.4 million, respectively. Rental expenses for the three months ended September 30, 2018 and 2017 were $1.4 million and $1.1 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company received $569,000 and $526,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended September 30, 2018 and 2017 was $223,000 and $166,000, respectively. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.5 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Bank does not anticipate any material losses as a result of the commitments and letters of credit.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$74,062	$944,577	$55,924	$467,429
Letters of credit	1,985	24,105	1,226	3,337
Total	$76,047	$968,682	$57,150	$470,766

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.00% to 20.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 2.45% to 15.00% and maturities up to 2048.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
September 30, 2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$55,333	$55,333	$—	$—
U.S. Government agencies	146,620	—	146,620	—
Obligations of states, municipalities, and political subdivisions	61,227	—	60,538	689
Residential mortgage-backed securities
Agency	285,448	—	285,448	—
Non-agency	73,563	—	73,563	—
Commercial mortgage-backed securities
Agency	71,987	—	71,987	—
Non-agency	30,046	—	30,046	—
Small Business Administration mortgage-backed securities	26,724	—	26,724	—
Corporate securities	37,413	—	37,413	—
Other securities	7,047	2,819	3,536	692
Servicing assets	20,674	—	—	20,674
Derivative assets	13,620	—	13,620	—
Financial liabilities
Derivative liabilities	2,769	—	2,769	—

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$14,863	$14,863	$—	$—
U.S. Government agencies	52,958	—	52,958	—
Obligations of states, municipalities, and political subdivisions	33,170	—	32,795	375
Residential mortgage-backed securities
Agency	307,457	—	307,457	—
Non-agency	39,514	—	39,514	—
Commercial mortgage-backed securities
Agency	69,043	—	69,043	—
Non-agency	30,971	—	30,971	—
Corporate securities	29,976	—	29,976	—
Other securities	5,284	1,921	2,686	677
Servicing assets	21,400	—	—	21,400
Derivative assets	5,981	—	5,981	—
Financial liabilities
Derivative liabilities	994	—	994	—

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

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2018	2017	2018	2017
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,052	$1,080	$21,400	$21,091
Acquired assets at fair value	314	—	—	—
Additions, net	—	—	5,680	4,675
Amortization	4	3	—	—
Change in unrealized gain	11	6	—	—
Changes in fair value	—	—	(6,406)	(4,097)
Balance, end of period	$1,381	$1,089	$20,674	$21,669

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2018:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	1.3%—2.4%	1.8%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—7.0%	6.1%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.1%—25.9%	10.9%	Decrease
		Discount rate	7.7%—24.4%	14.9%	Decrease
		Expected weighted average loan life	0.8—10.8 years	5.3 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
September 30, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$11,318	$—	$—	$11,318
Residential real estate	1,871	—	—	1,871
Construction, land development, and other land	—	—	—	—
Commercial and industrial	15,918	—	—	15,918
Installment and other	—	—	—	—
Assets held for sale	8,343	—	—	8,343
Other real estate owned	4,891	—	—	4,891

		Fair Value Measurements Using
December 31, 2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$12,783	$—	$—	$12,783
Residential real estate	2,271	—	—	2,271
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,092	—	—	12,092
Installment and other	—	—	—	—
Assets held for sale	9,779	—	—	9,779
Other real estate owned	10,626	—	—	10,626

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

Commitments to extend credit and letters of credit—The fair values of these off-balance sheet commitments to extend credit and commercial and letters of credit are not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2018		2017
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$25,162	$25,162	$19,404	$19,404
Interest bearing deposits with other banks	2	119,594	119,594	38,945	38,945
Securities held-to-maturity	2	102,683	99,933	117,163	117,277
Other restricted stock	2	19,202	19,202	16,343	16,343
Loans held for sale	3	8,737	9,707	5,212	5,851
Loans and lease receivables, net	3	3,432,378	3,356,116	2,260,786	2,240,235
Accrued interest receivable	3	11,331	11,331	7,670	7,670
Financial liabilities
Non-interest bearing deposits	2	1,175,222	1,175,222	760,887	760,887
Interest bearing deposits	2	2,565,545	2,561,465	1,682,442	1,678,535
Accrued interest payable	2	2,971	2,971	1,306	1,306
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	425,000	425,000	361,506	361,500
Securities sold under repurchase agreement	2	24,446	24,446	31,187	31,187
Junior subordinated debentures	3	36,615	42,693	27,647	33,907

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$10,883	$—	$250,000	$5,030	$38
Derivatives not designated as hedging instruments
Other interest rate swaps	236,916	2,737	2,766	94,726	951	956
Other credit derivatives	4,504	—	3	—	—	—
Total derivatives	$491,420	$13,620	$2,769	$344,726	$5,981	$994

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of September 30, 2018 and December 31, 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current interest incurred from the hedged FHLB advances when it affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the three or nine months ended September 30, 2018 and 2017.

Interest recorded on these swap transactions reduced FHLB interest expense by $428,000 and increased FHLB interest expense by $159,000 during the three months ended September 30, 2018 and 2017, respectively, and is reported as a component of interest expense on FHLB advances. Interest recorded on these swap transactions reduced FHLB interest expense by $863,000 and increased FHLB interest expense by $426,000 during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company estimates $2.7 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of September 30, 2018:

Notional amounts	$250,000
Derivative assets fair value	10,883
Derivative liabilities fair value	—
Weighted average pay rates	1.67%
Weighted average receive rates	2.33%
Weighted average maturity	3.4 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2018			September 30, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$6,702	$863	$—	$(1,408)	$(426)	$—

Other interest rate swaps—The total combined notional amount was $236.9 million as of September 30, 2018 with maturities ranging from December 2018 to August 2028. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three and nine months ended September 30, 2018, there were $230,000 and $1.2 million of transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the three and nine months ended September 30, 2017, transaction fees were $40,000 and $219,000, respectively.

The following table reflects other interest rate swaps as of September 30, 2018:

Notional amounts	$236,916
Derivative assets fair value	2,737
Derivative liabilities fair value	2,766
Weighted average pay rates	4.64%
Weighted average receive rates	4.19%
Weighted average maturity	5.7 years

Other credit derivatives—The total notional amount was $4.5 million as of September 30, 2018. There were no credit derivatives as of or for the year ended December 31, 2017. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivatives resulted in an increase to other non-interest income during the three and nine months ended September 30, 2018 of $34,000 and $57,000, respectively.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three months ended September 30, 2018, the CVA resulted in an increase to non-interest income of $13,000. During the nine months ended September 30, 2018, the CVA resulted in a decrease to non-interest income of $25,000, respectively. During the three and nine months ended September 30, 2017, the CVA resulted in a decrease to non-interest income of $6,000 and $36,000, respectively.

The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2018		December 31, 2017
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$13,620	$2,769	$5,981	$994
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$13,620	$2,769	$5,981	$994
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(757)	(757)	(232)	(232)
Collateral posted	(12,863)	(2,007)	(5,371)	(745)
Net credit exposure	$—	$5	$378	$17

As of September 30, 2018, the counterparties posted collateral of $13.3 million, which resulted in no excess collateral with the Company. For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivatives asset.

Note 18 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our initial public offering. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved and are available for issuance under the Omnibus Plan.

On July 6, 2017, in conjunction with the completion of the initial public offering, the Company granted 58,900 restricted shares of the Company’s common stock to certain key employees, pursuant to the Omnibus Plan. The restricted shares will cliff vest on the third anniversary of the grant date, subject to continued employment. A total of 11,898 restricted shares were also granted during 2017 in connection with the recruitment of employees. These restricted shares vest ratably over a four year period.

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

In addition, 11,165 performance-based restricted shares were included in the 2018 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets.  Under the award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

percentile performance, and up to 125% of the shares with above target and 75th percentile performance.  Any earned shares will vest on the third anniversary of the grant date. As of September 30, 2018, there were 1,355,545 shares available for future grants under the Omnibus Plan.

During October 2018, the Company granted 5,000 shares of restricted common stock. These restricted shares will vest ratably over periods ranging between three and four years.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2018:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2018	70,398	$20.31
Granted	126,157	$22.38
Vested	—	$—
Forfeited	(2,100)	$20.84
Ending balance outstanding at September 30, 2018	194,455	$21.65

No restricted shares vested during the nine months ended September 30, 2018.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Total share-based compensation - restricted stock	$638	$94
Income tax benefit	178	38
Unrecognized compensation expense	3,379	1,087
Weighted-average amortization period remaining	3.1 years	2.8 years

The fair value of the unvested restricted stock awards at September 30, 2018 was $4.4 million.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,654,272 shares remain outstanding under the BYB Plan at September 30, 2018.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2018:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2018	1,783,020	$11.91	$19,718	7.6
Granted	—
Expired	—
Exercised	(123,748)	11.79	$1,345
Forfeited	(5,000)	16.25
Ending balance outstanding at September 30, 2018	1,654,272	$11.91	$17,855	6.9
Exercisable at September 30, 2018	1,487,672	$11.42	$16,780	6.8

A total of 123,748 stock options were exercised during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, proceeds from the exercise of stock options were $1.5 million and related tax benefit was $297,000. There were no stock options exercised during the year ended December 31, 2017. A total of 307,163 stock options vested during the nine months ended September 30, 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Total share-based compensation - stock options	$510	$857
Income tax benefit	142	348
Unrecognized compensation expense	209	1,132
Weighted-average amortization period remaining	1.2 years	1.2 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2018:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2018	—	$—	$—	—
Granted	680,787	11.26	$7,544
Expired	—
Exercised	(22,765)	10.59	$281
Forfeited	—
Ending balance outstanding at September 30, 2018	658,022	$11.28	$7,513	5.2
Exercisable at September 30, 2018	658,022	$11.28	$7,513	5.2

A total of 22,765 stock options were exercised during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, proceeds from the exercise of stock options were $241,000 and related tax benefit was $64,000.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 2,312,294 and 1,798,223 shares of common stock were outstanding as of September 30, 2018 and 2017, respectively. There were 194,455 and 58,500 restricted stock awards outstanding at September 30, 2018 and 2017, respectively.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14,536	$9,755	$24,072	$22,461
Less: Dividends on preferred shares	196	195	587	11,081
Net income available to common stockholders	$14,340	$9,560	$23,485	$11,380
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	36,042,914	29,246,900	32,341,087	26,194,025
Incremental shares	915,295	505,431	947,570	503,816
Weighted-average common stock outstanding (dilutive)	36,958,209	29,752,331	33,288,657	26,697,841
Basic earnings per common share	$0.40	$0.33	$0.73	$0.43
Diluted earnings per common share	$0.39	$0.32	$0.71	$0.43

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Series B 7.5% fixed non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	36,279,600	29,317,298
Shares outstanding	36,279,600	29,317,298

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

 For the three months ended September 30, 2018, the Company declared and paid dividends on the Series B preferred stock of $196,000, compared to $195,000 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company declared and paid dividends on the Series B preferred stock of $587,000, compared to $580,000 for the nine months ended September 30, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and September 30, 2017:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive income (loss), net of tax	(605)	3,325	2,720
Balance, September 30, 2017	$1,628	$(6,176)	$(4,548)

Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	4,213	(10,725)	(6,512)
Balance, September 30, 2018	$7,813	$(20,175)	$(12,362)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of Byline Bancorp, Inc.’s financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The words “the Company,” “we,” “Byline,” “our” and “us” refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in North Carolina and New York, and sales representatives in Michigan, New Jersey, and Arizona. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the sixth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended September 30, 2018. Following our recent acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of September 30, 2018, we had consolidated total assets of $4.9 billion, total gross loans and leases outstanding of $3.5 billion, total deposits of $3.7 billion, and total stockholders’ equity of $629.9 million.

Small Ticket Leasing Acquisition

On October 10, 2014, Byline Bank acquired certain assets and liabilities related to the small ticket leasing operation of Baytree National Bank and Trust Company and Baytree Leasing Company LLC (collectively, “Baytree”). In a separate but related transaction, on September 3, 2014, Byline Bank purchased approximately $55.7 million of direct finance leases that Baytree had sold to a third party. We have grown our leasing portfolio to $189.1 million as of September 30, 2018.

Ridgestone Acquisition

On October 14, 2016, we completed the acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) and its subsidiary bank, Ridgestone Bank, under the terms of a definitive merger agreement (the “Ridgestone Agreement”). As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA lending programs.

First Evanston Acquisition

On May 31, 2018, we completed the acquisition of First Evanston Bancorp, Inc. (“First Evanston”), under the terms of a definitive merger agreement (the “First Evanston Agreement”). As a result of the merger, First Evanston’s wholly owned bank subsidiary, First Bank & Trust, was merged with and into Byline Bank. As of the acquisition date, First Evanston had $1.1 billion in assets, including $931.6 million of loans, $127.1 million of securities, and total deposits of $1.0 billion.

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

We determined that the First Evanston acquisition constituted a business combination as defined by Accounting Standards Codification (“ASC”) 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value amount on the date of acquisition. Fair value was determined in accordance with the guidance provided in ASC 820. The fair values may be adjusted through the end of the measurement period, which closes at the earlier of the Company receiving all necessary information to complete the acquisition or one year from the date of acquisition. The transaction qualified for federal income tax purposes as a tax free transaction under section 368(a) of the Code.

Oak Park River Forest Acquisition

On October 17, 2018, we entered a definitive merger agreement with Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, pursuant to which the Company will acquire Oak Park River Forest through the merger of Oak Park River Forest with and into the Company, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. As of June 30, 2018, Oak Park River Forest had $325.5 million in assets, including $253.6 million of loans and $292.6 million of total deposits. We believe the acquisition will enhance our position in an attractive Chicago metropolitan market, while also providing an important source of low-cost deposits. We believe the synergies from this combination will further enhance the value of the Byline franchise. Completion of the transaction is subject to regulatory approval, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (“SEC”), the approval of Oak Park River Forest’s stockholders, and other customary closing conditions. We expect the acquisition to close during the first half of 2019.

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, our branch network has been reduced from 88 to 59, including the additional nine branches added through the First Evanston acquisition. During June 2018, we consolidated six branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements, included in our Annual Report on Form 10-K that we filed with the SEC on March 30, 2018.

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in connection with our recapitalization and acquisitions using the acquisition method of accounting. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

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
Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2018, included in this report, for additional information.

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

See Note 18 of Byline’s Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2018, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

These factors and metrics described in this prospectus may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of other financial services companies, given our limited operating history and strategic acquisitions since our recapitalization.

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

Our third quarter 2018 results reflect healthy growth in net interest income, primarily driven by the First Evanston acquisition and continued growth in organic loan and lease originations. Net interest margin increased to 4.73% for the third quarter of 2018, compared to 4.18% for the third quarter of 2017. The increase was primarily due to increased interest income due to an increase in earning assets as a result of the acquisition, and an increase in interest rates on variable rate loans during the quarter. Our total revenues increased by $20.4 million, or 47.1%, compared to the third quarter of 2017, primarily driven by a full quarter of the inclusion of the First Evanston loan portfolio, loan and lease originations, and increased loan and lease yields.

Selected Financial Data

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Summary of Operations
Net interest income	$52,593	$31,412	$125,344	$90,761
Provision for loan and lease losses	5,842	3,900	14,913	9,306
Non-interest income	11,143	11,918	37,073	37,419
Non-interest expense	37,956	31,065	115,645	89,165
Income before provision for income taxes	19,938	8,365	31,859	29,709
Provision (benefit) for income taxes	5,402	(1,390)	7,787	7,248
Net income	14,536	9,755	24,072	22,461
Dividends on preferred shares	196	195	587	11,081
Income available to common stockholders	$14,340	$9,560	$23,485	$11,380
Earnings per Common Share
Basic earnings per common share	$0.40	$0.33	$0.73	$0.43
Diluted earnings per common share	$0.39	$0.32	$0.71	$0.43
Adjusted diluted earnings per share(2)(3)	$0.40	$0.18	$0.93	$0.27
Weighted average common shares outstanding (basic)	36,042,914	29,246,900	32,341,087	26,194,025
Weighted average common shares outstanding (diluted)	36,958,209	29,752,331	33,288,657	26,697,841
Common shares outstanding	36,279,600	29,305,400	36,279,600	29,305,400
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.73%	4.18%	4.56%	4.07%
Cost of deposits	0.64%	0.33%	0.54%	0.29%
Efficiency ratio(1)	56.57%	69.92%	68.87%	67.76%
Adjusted Efficiency ratio(1)(2)(3)(5)	55.78%	67.73%	61.93%	67.02%
Non-interest expense to average assets	3.13%	3.73%	3.85%	3.61%
Adjusted non-interest expense to average assets(2)(3)	3.09%	3.61%	3.47%	3.57%
Return on average stockholders' equity	9.22%	8.44%	6.01%	7.23%
Adjusted return on average stockholders' equity(2)(3)(5)	9.47%	4.79%	7.90%	5.87%
Return on average assets	1.20%	1.17%	0.80%	0.91%
Adjusted return on average assets(2)(3)(5)	1.23%	0.66%	1.05%	0.74%
Non-interest income to total revenues(2)	17.48%	27.51%	22.83%	29.19%
Pre-tax pre-provision return on average assets(2)	2.13%	1.47%	1.56%	1.58%
Adjusted Pre-tax pre-provision return on average assets(2)	2.17%	1.59%	1.93%	1.62%
Return on average tangible common stockholders' equity(2)(3)	13.81%	10.51%	8.51%	5.26%
Adjusted return on average tangible common stockholders' equity(2)(3)(5)	14.16%	6.08%	10.96%	3.52%
Non-interest bearing deposits to total deposits	31.42%	29.90%	31.42%	29.90%
Deposits per branch	$63,403	$44,227	$63,403	$44,227
Loans and leases held for sale and loans and leases held for investment to total deposits	92.62%	88.01%	92.62%	88.01%
Deposits to total liabilities	87.25%	88.58%	87.25%	88.58%
Tangible book value per common share(2)	$12.59	$12.95	$12.59	$12.95
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	0.87%	0.76%	0.87%	0.76%
ALLL to total loans and leases held for investment, net before ALLL	0.68%	0.72%	0.68%	0.72%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.25%	0.34%	0.40%	0.26%
Acquisition accounting adjustments(4)	$42,375	$34,249	$42,375	$34,249
Capital Ratios
Common equity to total assets	12.60%	13.59%	12.60%	13.59%
Tangible common equity to tangible assets(2)	9.60%	11.73%	9.60%	11.73%
Leverage ratio	10.78%	11.95%	10.78%	11.95%
Common equity tier 1 capital ratio	11.26%	13.93%	11.26%	13.93%
Tier 1 capital ratio	12.71%	15.38%	12.71%	15.38%
Total capital ratio	13.37%	16.08%	13.37%	16.08%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(5)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates.

We reported consolidated net income for the three months ended September 30, 2018 of $14.5 million compared to net income of $9.8 million for the three months ended September 30, 2017, an increase of $4.8 million. The increase in net income was primarily attributable to a $21.2 million increase in net interest income, offset by a $6.9 million increase in non-interest expense, a $6.8 million increase in provision for income taxes, a $1.9 million increase in provision for loan and lease losses, and a $775,000 decrease in non-interest income. The increase in net interest income during the three months ended September 30, 2018 was a result of the First Evanston acquisition, organic loan growth, and recent rate increases, slightly offset by increased interest-bearing deposit yields during the current quarter. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $5.0 million due to organizational growth as a result of the First Evanston acquisition, an increase in legal, audit and other professional fees of $750,000 partially due to merger related expenses, and an increase in data processing of $325,000 partially due to expenses regarding the upcoming core system conversion. The increase in provision for income taxes was primarily driven by an increase in net income during the quarter. The increase in provision for loan and lease losses was mainly due to credit deterioration in the government guaranteed portfolio and increases to the general reserve driven by new loan and lease originations. The decrease in non-interest income was driven by decreased volume of loan sales during the quarter.

Net income available to common stockholders was $14.3 million or $0.40 per basic common share and $0.39 per diluted common share for the three months ended September 30, 2018, compared to a $9.6 million net income or $0.33 per basic common share and $0.32 per diluted common share for the three months ended September 30, 2017. Dividends on preferred shares were $196,000 for the three months ended September 30, 2018 compared to $195,000 for the three months ended September 30, 2017.

Our annualized return on average assets for the three months ended September 30, 2018 was 1.20% compared to 1.17% for the three months ended September 30, 2017. Our annualized return on stockholders’ equity was 9.22% for the three months ended September 30, 2018 compared to 8.44% for the three months ended September 30, 2017.

We reported consolidated net income for the nine months ended September 30, 2018 of $24.1 million compared to net income of $22.5 million for the nine months ended September 30, 2017, an increase of $1.6 million. The increase in net income was primarily attributable to a $34.6 million increase in net interest income, offset by a $26.5 million increase in non-interest expense, a $5.6 million increase in provision for loan and lease losses, a $539,000 increase in provision for income taxes, and a $346,000 decrease in non-interest income. The increase in net interest income during the nine months ended September 30, 2018 was a result of the First Evanston acquisition, organic loan growth, and recent rate increases, slightly offset by increased interest-bearing deposits yields during the current period. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $8.7 million due to organizational growth as a result of the First Evanston acquisition, an increase in data processing of $8.1 million due to expenses incurred related to the upcoming core system conversion, and an increase in legal, audit and other professional fees of $4.3 million partially due to acquisition related expenses. The increase in provision for loan and lease losses was primarily driven by new loan and lease originations. The increase in provision for income taxes was primarily driven by an increase in net income during the period. The decrease in non-interest income was primarily driven by decreased volume of loan sales and a change in fair value of the servicing asset for the current period.

Net income available to common stockholders was $23.5 million or $0.73 per basic and $0.71 per diluted common share for the nine months ended September 30, 2018, compared to $11.4 million or $0.43 per basic and diluted common share for the nine months ended September 30, 2017. Dividends on preferred shares were $587,000 for the nine months ended September 30, 2018 compared to $11.1 million for the nine months ended September 30, 2017.

Our annualized return on average assets for the nine months ended September 30, 2018 was 0.80% compared to 0.91% for the nine months ended September 30, 2017. Our annualized return on average stockholders’ equity was 6.01% for the nine months ended September 30, 2018 compared to 7.23% for the nine months ended September 30, 2017.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisitions of Ridgestone and First Evanston, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2018, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 8.5% of our total loan portfolio.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$107,555	$368	1.36%	$48,354	$106	0.87%
Loans and leases(1)	3,387,569	55,045	6.45%	2,193,076	30,933	5.60%
Securities available-for-sale	768,189	4,738	2.45%	602,146	3,181	2.10%
Securities held-to-maturity	91,892	585	2.53%	111,345	650	2.32%
Tax-exempt securities(2)	55,656	337	2.40%	26,166	174	2.63%
Total interest-earning assets	$4,410,861	$61,073	5.49%	$2,981,087	$35,044	4.66%
Allowance for loan and lease losses	(21,557)			(14,570)
All other assets	420,635			340,669
TOTAL ASSETS	$4,809,939			$3,307,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$316,394	$384	0.48%	$186,447	$29	0.06%
Money market accounts	618,213	1,200	0.77%	388,365	275	0.28%
Savings	479,837	148	0.12%	441,096	79	0.07%
Time deposits	1,084,550	4,239	1.55%	758,518	1,729	0.90%
Total interest-bearing deposits	2,498,994	5,971	0.95%	1,774,426	2,112	0.47%
Federal Home Loan Bank advances	394,588	1,723	1.73%	222,800	850	1.51%
Other borrowed funds	61,582	786	5.06%	60,418	670	4.40%
Total borrowings	456,170	2,509	2.18%	283,218	1,520	2.13%
Total interest-bearing liabilities	$2,955,164	$8,480	1.14%	$2,057,644	$3,632	0.70%
Non-interest bearing demand deposits	1,175,523			748,523
Other liabilities	53,631			42,577
Total stockholders’ equity	625,621			458,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,809,939			$3,307,186
Net interest spread(3)			4.35%			3.96%
Net interest income		$52,593			$31,412
Net interest margin(4)			4.73%			4.18%

Net loan accretion impact on margin		$8,259	0.74%		$2,166	0.29%
Net interest margin excluding accretion(6)			3.99%			3.89%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

	Nine Months Ended September 30,
	2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$71,607	$648	1.21%	$54,894	$327	0.80%
Loans and leases(1)	2,771,274	128,326	6.19%	2,180,507	88,510	5.43%
Securities available-for-sale	697,584	12,563	2.41%	610,249	9,525	2.09%
Securities held-to-maturity	96,677	1,779	2.46%	116,764	2,027	2.32%
Tax-exempt securities(2)	40,065	740	2.47%	22,033	458	2.78%
Total interest-earning assets	$3,677,207	$144,056	5.24%	$2,984,447	$100,847	4.52%
Allowance for loan and lease losses	(19,085)			(12,715)
All other assets	358,793			330,209
TOTAL ASSETS	$4,016,915			$3,301,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$244,088	$546	0.30%	$185,409	$87	0.06%
Money market accounts	478,607	2,352	0.66%	376,751	712	0.25%
Savings	457,179	308	0.09%	445,082	237	0.07%
Time deposits	895,502	9,008	1.34%	782,672	4,482	0.77%
Total interest-bearing deposits	2,075,376	12,214	0.79%	1,789,914	5,518	0.41%
Federal Home Loan Bank advances	367,098	4,441	1.62%	249,630	2,282	1.22%
Other borrowed funds	58,585	2,057	4.70%	68,803	2,286	4.44%
Total borrowings	425,683	6,498	2.04%	318,433	4,568	1.92%
Total interest-bearing liabilities	$2,501,059	$18,712	1.00%	$2,108,347	$10,086	0.64%
Non-interest bearing demand deposits	938,423			736,982
Other liabilities	42,257			41,393
Total stockholders’ equity	535,176			415,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,016,915			$3,301,941
Net interest spread(3)			4.24%			3.88%
Net interest income		$125,344			$90,761
Net interest margin(4)			4.56%			4.07%

Net loan accretion impact on margin		$14,199	0.52%		$6,347	0.28%
Net interest margin excluding loan accretion(6)			4.04%			3.79%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

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

	Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$202	$60	$262
Loans and leases(1)	19,413	4,699	24,112
Securities available-for-sale	1,025	532	1,557
Securities held-to-maturity	(124)	59	(65)
Tax-exempt securities	178	(15)	163
Total interest income	$20,694	$5,335	$26,029
Interest expense
Deposits
Interest checking	$157	$198	$355
Money market accounts	446	479	925
Savings	14	55	69
Time deposits	1,267	1,243	2,510
Total interest-bearing deposits	1,884	1,975	3,859
Federal Home Loan Bank advances	750	123	873
Other borrowed funds	16	100	116
Total borrowings	766	223	989
Total interest expense	$2,650	$2,198	$4,848
Net interest income	$18,044	$3,137	$21,181

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2018 was $52.6 million compared to $31.4 million during the same period in 2017, an increase of $21.2 million, or 67.4%. The increase in interest income of $26.0 million was primarily a result of loans and securities assumed as a result of the First Evanston acquisition and an increase in average yield on loans and leases. Interest expense increased by $4.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to deposits assumed as a result of the acquisition, an increase in time deposits and money market demand deposits driven by continued promotional campaigns during the quarter, and a slight increase in average yield on interest-bearing deposits due to increased interest rates.

	Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$152	$169	$321
Loans and leases(1)	27,421	12,395	39,816
Securities available-for-sale	1,577	1,461	3,038
Securities held-to-maturity	(370)	122	(248)
Tax-exempt securities	333	(51)	282
Total interest income	$29,113	$14,096	$43,209
Interest expense
Deposits
Interest checking	$126	$333	$459
Money market accounts	484	1,156	1,640
Savings	4	67	71
Time deposits	1,190	3,336	4,526
Total interest-bearing deposits	1,804	4,892	6,696
Federal Home Loan Bank advances	1,412	747	2,159
Other borrowed funds	(363)	134	(229)
Total borrowings	1,049	881	1,930
Total interest expense	$2,853	$5,773	$8,626
Net interest income	$26,260	$8,323	$34,583

(1)	Includes loans and leases on non-accrual status.

Net interest income for the nine months ended September 30, 2018 was $125.3 million compared to $90.8 million during the same period in 2017, an increase of $34.6 million, or 38.1%. The increase in interest income of $43.2 million was primarily a result of loan growth as a result of the First Evanston acquisition, organic loan and lease originations, an increase in average yield on loans and leases, and an increase in average yield on securities available-for-sale. Interest expense increased by $8.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in average yield on interest-bearing deposits and deposit growth as a result of acquired time deposits.

The net interest margin for the three months ended September 30, 2018 was 4.73%, an increase of 55 basis points compared to 4.18% for the three months ended September 30, 2017. The net interest margin for the nine months ended September 30, 2018 was 4.56%, an increase of 49 basis points compared to 4.07% for the nine months ended September 30, 2017. The primary driver of the increases for the three and nine month periods was an increase in average loan and lease yields and an increase in loan accretion income, partially offset by an increase in average interest-bearing deposit yields. Net loan accretion income was $8.3 million for the three months ended September 30, 2018 compared to $2.2 million for the three months ended September 30, 2017. Net loan accretion income was $14.2 million for the nine months ended September 30, 2018 compared to $6.3 million for the nine months ended September 30, 2017. Total net loan accretion on acquired loans contributed 74 basis points to the net interest margin for the three months ended September 30, 2018, compared to 29 basis points for the three months ended September 30, 2017. Total net loan accretion on acquired loans contributed 52 basis points to the net interest margin for the nine months ended September 30, 2018, compared to 28 basis points for the nine months ended September 30, 2017.

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

Provisions for loan and lease losses totaled $5.8 million and $3.9 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $1.9 million. Provisions for loan and lease losses totaled $14.9 million and $9.3 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $5.6 million. These increases were mainly due to an increase in a specific reserve on a commercial loan relationship during the first quarter of 2018, additional specific impairment in the unguaranteed portion of the government guaranteed portfolio, and an increase to the general reserve driven by growth in the originated loan and lease portfolio.

The ALLL as a percentage of loans and leases, net of acquisition accounting adjustments, decreased from 0.73% at December 31, 2017, to 0.68% at September 30, 2018. The decrease was primarily due to an increase in the loan portfolio from the First Evanston acquisition, which has been adjusted to fair value under ASC Topic 805, Business Combinations.

Non-Interest Income

We reported non-interest income of $11.1 million and $11.9 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of $775,000 was primarily due to a decrease in gains on sales of government guaranteed loans through our Small Business Capital operations of $2.5 million for the three months ended September 30, 2018 compared to the same period in 2017. The gains on sale of loans were $5.0 million for the three months ended September 30, 2018, compared to $7.5 million for the three months ended September 30, 2017. The decrease is also attributed to a decrease in net servicing fees of $783,000 for the three months ended September 30, 2018, primarily due to a change in fair value of the servicing asset as a result of increases in prepayment speed and discount rate assumptions on government guaranteed loans. These decreases were partially offset by an increase in other non-interest income of $1.1 million, primarily due to an increase in customer derivative products fee income and a net gain on sale of an asset held for sale for the three months ended September 30, 2018.

We reported non-interest income of $37.1 million and $37.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $346,000 was primarily due to decreased gains on sales of government guaranteed loans through our Small Business Capital operation, which were $22.2 million and $24.0 million during the nine months ended September 30, 2018 and 2017, respectively, and a decrease in net servicing fees of $1.8 million compared to the nine months ended September 30, 2017. These decreases were partially offset by an increase in other non-interest income of $2.0 million primarily due to an increase in customer derivative products fee income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Fees and service charges on deposits	$1,825	$1,418	$4,593	$3,985
Net servicing fees	176	959	1,198	2,954
ATM and interchange fees	1,781	1,495	4,140	4,342
Net gains on sales of securities available-for-sale	—	—	4	8
Net gains on sales of loans	5,015	7,499	22,214	24,026
Wealth management and trust income	674	—	866	—
Other non-interest income	1,672	547	4,058	2,104
Total non-interest income	$11,143	$11,918	$37,073	$37,419

Service charges and fees represent fees charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other fees. Fees and service charges on deposits increased $407,000 for the three months ended September 30, 2018 compared to the same period in 2017. Fees and service charges on deposits increased $608,000 for the nine months ended September 30, 2018 compared to the same period in 2017. The increases were primarily driven by additional deposit accounts from the First Evanston acquisition.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of loans that we sell are retained by Byline Bank. In exchange for continuing to service loans that have been sold, Byline Bank receives a servicing fee paid from a portion of the interest cash flow of the loan. We generated $176,000 in net servicing fees on the sold portion of the government guaranteed portfolio for the three months ended September 30, 2018, compared to $959,000 for the three months ended September 30, 2017, a decrease of $783,000. Net servicing fees decreased $1.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases were primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions on government guaranteed loans based on the higher interest rate environment.

ATM and interchange fee income increased by $286,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily driven by increased interchange fees resulting from a credit card vendor agreement signing bonus. ATM and interchange fees decreased $202,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by a revision to our fee assessment schedule.

There were no sales of securities during the three months ended September 30, 2018 and 2017. Gains on sales of securities during the nine months ended September 30, 2018 were $4,000 compared to $8,000 for the nine months ended September 30, 2017.

Net gains on sales of loans decreased by $2.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. We sold $59.6 million of government guaranteed loans for the three months ended September 30, 2018 compared to $71.8 million for the three months ended September 30, 2017. Net gains on sales of loans decreased $1.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. We sold $233.1 million of government guaranteed loans for the nine months ended September 30, 2018 compared to $223.4 million for the nine months ended September 30, 2017. The decrease in net gains on sales was primarily driven by a decrease in average premiums.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $674,000 for the three months ended September 30, 2018 and $866,000 for the nine months ended September 30, 2018. Prior to the First Evanston acquisition in the second quarter of 2018, we did not offer these services. Assets under management were $648.5 million as of September 30, 2018.

Other non-interest income was $1.7 million for the three months ended September 30, 2018 compared to $547,000 for the three months ended September 30, 2017. The primary drivers of the increase were an increase in gains on sales of assets held for sale of $741,000 resulting from the sale of a former branch property and an increase in customer derivative products fee income of $190,000 due to additional customer swaps executed during the first and second quarters.

Other non-interest income was $4.1 million compared to $2.1 million for the nine months ended September 30, 2018 and 2017, respectively. The primary drivers of the increase were an increase in customer derivative products fee income of $958,000 due to additional customer swaps executed during the first and second quarters and an increase in gains on sales of assets held for sale of $741,000 resulting from the sale of a former branch property, partially offset by a $313,000 decrease in gain on death benefit for bank owned life insurance regarding a gain recorded in the second quarter of 2017.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2018 was $38.0 million compared to $31.1 million for the three months ended September 30, 2017, an increase of $6.9 million or 22.2%. Non-interest expense for the nine months ended September 30, 2018 was $115.6 million compared to $89.2 million for the nine months ended September 30, 2017, an increase of $26.5 million or 29.7%.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Salaries and employee benefits	$21,312	$16,323	$58,834	$50,151
Occupancy expense, net	3,548	3,301	11,802	10,525
Equipment expense	617	630	1,778	1,809
Loan and lease related expenses	1,015	891	3,886	2,569
Legal, audit and other professional fees	2,358	1,608	8,627	4,369
Data processing	2,724	2,399	15,396	7,255
Net loss (gain) recognized on other real estate owned and other related expenses	(284)	565	187	136
Regulatory assessments	675	326	1,282	894
Other intangible assets amortization expense	1,898	769	3,795	2,307
Advertising and promotions	537	196	1,133	803
Telecommunications	435	351	1,319	1,165
Other non-interest expense	3,121	3,706	7,606	7,182
Total non-interest expense	$37,956	$31,065	$115,645	$89,165

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $21.3 million for the three months ended September 30, 2018 compared to $16.3 million for the three months ended September 30, 2017, an increase of $5.0 million or 30.6%. Salaries and employee benefits totaled $58.8 million for the nine months ended September 30, 2018, an increase of $8.7 million compared to the nine months ended September 30, 2017. The increases were primarily a result of the First Evanston acquisition. Our staffing increased from 824 full-time equivalent employees as of September 30, 2017 to 924 as of September 30, 2018.

Occupancy expense for the three months ended September 30, 2018 was $3.5 million compared to $3.3 million for the three months ended September 30, 2017, an increase of $247,000 or 7.5%. Occupancy expense increased $1.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily a result of our larger branch network.

Equipment expense for three months ended September 30, 2018 was $617,000 compared to $630,000 for the three months ended September 30, 2017, a decrease of $13,000 or 2.1%. Equipment expense for the nine months ended September 30, 2018 and 2017 was $1.8 million, a decrease of $31,000.

Loan and lease related expenses for the three months ended September 30, 2018 were $1.0 million compared to $891,000 for the three months ended September 30, 2017, an increase of $124,000 or 13.9%. Loan and lease related expenses for the nine months ended September 30, 2018 were $3.9 million compared to $2.6 million for the nine months ended September 30, 2017, an increase of $1.3 million. The increases were primarily driven by loan originations during the quarter and additional loans from the First Evanston acquisition.

Legal, audit and other professional fees for the three months ended September 30, 2018 were $2.4 million compared to $1.6 million for the three months ended September 30, 2017, an increase of $750,000 or 46.6%. Legal, audit and other professional fees for the nine months ended September 30, 2018 were $8.6 million compared to $4.4 million for the nine months ended September 30, 2017, an increase of $4.3 million, or 97.5%. The increases were primarily driven by increased legal and professional services incurred related to our recent acquisitions and the upcoming core system conversion.

Data processing expense for the three months ended September 30, 2018 was $2.7 million compared to $2.4 million for the three months ended September 30, 2017, an increase of $325,000, or 13.5%. The increase was primarily attributable to additional expenses associated with the First Evanston acquisition and upcoming core system conversion. Data processing expense was $15.4 million for the nine months ended September 30, 2018 compared to $7.3 million for the nine months ended September 30, 2017. The increase was primarily due to $8.1 million of contract termination expenses in connection with the upcoming core system conversion.

Net gain recognized on other real estate owned and other related expenses were $284,000 for the three months ended September 30, 2018 compared to a net loss of $565,000 for three months ended September 30, 2017, a decrease in expense of $849,000 or 150.2%. The decrease was primarily due to net gains recorded on sales of other real estate owned properties during the quarter. Net loss recognized on other real estate owned and other related expenses for the nine months ended September 30, 2018 were $187,000 compared to $136,000 for the nine months ended September 30, 2017. The increase in net loss recognized on other real estate owned and other related expenses was primarily attributed to decreased gains on sales due to decreased volume of sales of properties offset by decreased expenses due to decreased inventory of properties.

Regulatory assessments for the three months ended September 30, 2018 were $675,000 compared to $326,000 for the three months ended September 30, 2017, an increase of $349,000 or 106.6%. Regulatory assessments for the nine months ended September 30, 2018 were $1.3 million compared to $894,000 for the comparable period in 2017, an increase of $388,000 or 43.4%. The increases were primarily due to our increased asset size, offset by our improved risk profile as a result of improved financial ratios and performance.

Advertising and promotions for the three months ended September 30, 2018 were $537,000 compared to $196,000 for the three months ended September 30, 2017, an increase of $341,000 or 174.3%. Advertising and promotions were $1.1 million for the nine months ended September 30, 2018 compared to $803,000 for the comparable period in 2017, an increase of $330,000, primarily due to an increase in advertising and promotions attributable to our deposit promotional campaigns.

Telecommunications expense was $435,000 for the three months ended September 30, 2018 compared to $351,000 for the three months ended September 30, 2017, an increase of $84,000. Telecommunications expense was $1.3 million for the nine months ended September 30, 2018, an increase of $154,000 or 13.2% compared to the same period in 2017. The increases were primarily due to additional wireless services.

Other non-interest expense for the three months ended September 30, 2018 was $3.1 million compared to $3.7 million for the three months ended September 30, 2017, a decrease of $585,000 or 15.8%. The decrease includes impairment charges on assets held for sale of $139,000 for the three months ended September 30, 2018 compared to $951,000 for the comparable period in 2017.

Other non-interest expense was $7.6 million for the nine months ended September 30, 2018 compared to $7.2 million for the nine months ended September 30, 2017. Our provision for unfunded commitments was $496,000 for the nine months ended September 30, 2018 compared to $272,000 for the nine months ended September 30, 2017, an increase of $224,000, primarily due to growth in our unfunded loan and lease commitments. Operational insurance costs increased $199,000 and non-compete expenses increased $175,000 as a result of the acquisition. These increases were partially offset by a decrease in impairment charges on assets held for sale. During the nine months ended September 30, 2018, we incurred impairment charges on assets held for sale of $257,000 compared to $951,000 over the comparable period in 2017.

Our efficiency ratio was 56.57% for the three months ended September 30, 2018, compared to 69.92% for the three months ended September 30, 2017. The improvement in our efficiency ratio for the three months ended September 30, 2018 is primarily attributable to the increase in our net interest income resulting from our acquisition of First Evanston. Our efficiency ratio was 68.87% for the nine months ended September 30, 2018, compared to 67.76% for the comparable period in 2017. The change in our efficiency ratio for the nine months ended September 30, 2018 is primarily attributable to increased non-interest expense resulting from our acquisition and integration of First Evanston, including merger related expenses and core system conversion expenses. Our adjusted efficiency ratio was 55.78% for the three months ended September 30, 2018, compared to 67.73% for the three months ended September 30, 2017. Our adjusted efficiency ratio was 61.93% for the nine months ended September 30, 2018, compared to 67.02% for the comparable period in 2017. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Income tax expense was $5.4 million for the three months ended September 30, 2018 compared to a benefit of $1.4 million for the three months ended September 30, 2017. As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017. As a result of the increase in the corporate income tax rate, during the third quarter of 2017 we recorded a state income tax benefit of $4.6 million due to increased value of our deferred tax asset related to our Illinois net loss deduction.

Our provision for income taxes for the nine months ended September 30, 2018 totaled $7.8 million compared to $7.2 million for the nine months ended September 30, 2017. The increase in income tax expense was primarily due to increased net income partially offset by the lower tax rate of “H.R. 1”, commonly known as the “Tax Cuts and Jobs Act” (“Tax Act”), which was signed into law on December 22, 2017. Among other items, the law reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result of the new 21% corporate federal tax rate, the Company expects its effective tax rate for 2018 to be between approximately 27% and 29%. Our effective tax rate was 20.0% for the nine months ended September 30, 2018.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At September 30, 2018, the Company’s accounting for the impact of the Tax Act on its net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued, and we recorded a net income tax benefit of $724,000 during the first quarter of 2018.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $1.6 billion, or 46.1%, to $4.9 billion at September 30, 2018, compared to December 31, 2017. The increase in total assets includes an increase of $1.2 billion, or 51.7%, in loans and leases, an increase in investment securities of $197.7 million, and an increase in interest bearing deposits with other banks of $80.6 million. These increases are primarily attributed to the First Evanston acquisition and organic loan and lease growth.

Investment Portfolio

The investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities classified in our investment portfolio as of September 30, 2018 or December 31, 2017. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $212.2 million, from $583.2 million at December 31, 2017 to $795.4 million at September 30, 2018. The increase was primarily due to the acquisition of the First Evanston securities portfolio, as well as additional purchases of agency, mortgage-backed, and U.S. Treasury securities during the year.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost, and at September 30, 2018 totaled $102.7 million compared to $117.2 million at December 31, 2017, a decrease of $14.5 million, or 12.4%, due to principal paydowns received during the year.

We had no securities that were classified as having other-than-temporary-impairment at September 30, 2018 or December 31, 2017.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$55,717	$55,333	$14,999	$14,863
U.S. Government agencies	148,892	146,620	54,248	52,958
Obligations of states, municipalities, and political subdivisions	62,389	61,227	33,405	33,170
Residential mortgage-backed securities
Agency	301,515	285,448	315,103	307,457
Non-agency	75,763	73,563	39,485	39,514
Commercial mortgage-backed securities
Agency	75,380	71,987	70,964	69,043
Non-agency	31,535	30,046	31,763	30,971
Small Business Administration mortgage-backed securities	26,715	26,724	—	—
Corporate securities	37,685	37,413	29,573	29,976
Other securities	4,611	7,047	3,627	5,284
Total	$820,202	$795,408	$593,167	$583,236

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,885	$23,354	$24,030	$24,145
Residential mortgage-backed securities
Agency	42,668	41,760	53,731	53,607
Non-agency	36,130	34,819	39,402	39,525
Total	$102,683	$99,933	$117,163	$117,277

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2018, we evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 341 investment securities with unrealized losses at September 30, 2018. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$16,392	2.15%	$39,325	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	38,871	1.95%	100,193	2.30%	9,828	3.40%	—	0.00%
Obligations of states, municipalities, and political subdivisions	3,475	2.13%	26,974	2.32%	17,953	2.56%	13,987	3.19%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	30,243	1.98%	271,272	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	75,762	3.41%
Commercial mortgage-backed securities
Agency	—	0.00%	7,297	3.43%	11,439	2.75%	56,644	2.22%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,535	2.61%
Small Business Administration mortgage-backed securities	—	0.00%	—	0.00%	9,752	2.50%	16,963	2.51%
Corporate securities	8,128	6.27%	13,043	2.99%	16,514	4.08%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,612	3.26%
Total	$66,866	2.53%	$186,832	2.40%	$95,729	2.74%	$470,775	2.47%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,067	2.29%	$10,616	2.61%	$8,202	2.81%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	42,668	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	36,130	3.35%
Total	$—	0.00%	$5,067	2.29%	$10,616	2.61%	$87,000	2.78%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$10,000	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	41,247	1.50%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	285	3.30%	4,902	2.92%	17,149	2.48%	11,069	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	15,855	1.62%	299,248	2.01%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,485	3.12%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,557	1.98%	59,407	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,763	2.61%
Corporate securities	—	0.00%	16,283	4.44%	13,290	3.67%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,627	3.63%
Total	$8,285	1.13%	$72,432	2.22%	$67,851	2.32%	$444,599	2.22%

	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$8,779	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	53,731	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,402	3.29%
Total	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$101,912	2.67%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $45.9 million at September 30, 2018, an increase of $19.2 million from December 31, 2017.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2018 or December 31, 2017.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2018 and December 31, 2017, we held approximately $19.2 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stocks. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2018 and December 31, 2017.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2018 were $3.5 billion, an increase of $1.2 billion compared to December 31, 2017. Our originated loan and lease portfolio increased $492.8 million and our acquired loan and lease portfolio increased $685.5 million during the first nine months of 2018. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The growth in the acquired loan and lease portfolio was driven by the First Evanston acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans as of the dates presented (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$619,767	17.9%	$513,622	22.5%
Residential real estate	445,717	12.9%	400,571	17.6%
Construction, land development, and other land	140,391	4.1%	97,638	4.3%
Commercial and industrial	696,750	20.2%	416,499	18.3%
Installment and other	7,729	0.2%	3,724	0.2%
Leasing financing receivables	155,825	4.5%	141,329	6.2%
Total originated loans and leases	$2,066,179	59.8%	$1,573,383	69.1%
Acquired impaired loans and leases
Commercial real estate	$154,108	4.5%	$166,712	7.3%
Residential real estate	120,963	3.5%	144,562	6.4%
Construction, land development, and other land	4,203	0.1%	5,946	0.3%
Commercial and industrial	14,436	0.4%	10,008	0.4%
Installment and other	458	0.0%	462	0.0%
Total acquired impaired loans and leases	$294,168	8.5%	$327,690	14.4%
Acquired non-impaired loans and leases
Commercial real estate	$498,329	14.4%	$211,359	9.3%
Residential real estate	138,516	4.0%	32,085	1.4%
Construction, land development, and other land	37,111	1.1%	1,845	0.1%
Commercial and industrial	384,260	11.1%	94,731	4.1%
Installment and other	4,007	0.1%	42	0.0%
Leasing financing receivables	33,232	1.0%	36,357	1.6%
Total acquired non-impaired loans and leases	$1,095,455	31.7%	$376,419	16.5%
Total loans and leases	$3,455,802	100.0%	$2,277,492	100.0%
Allowance for loan and lease losses	(23,424)		(16,706)
Total loans, net of allowance for loan and lease losses	$3,432,378		$2,260,786

Loans collateralized by real estate comprised 62.5% and 69.1% of the loan and lease portfolio at September 30, 2018 and December 31, 2017, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2018 and December 31, 2017 and totaled $1.3 billion, or 58.9%, of real estate loans and 36.8% of the total loan and lease portfolio at September 30, 2018. At December 31, 2017, commercial real estate loans totaled $891.7 million and comprised 56.6% of real estate loans and 39.2% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $166.7 million as of December 31, 2017 to $154.1 million as of September 30, 2018, or 7.6%. At September 30, 2018 and December 31, 2017, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 349.7% and 346.2%, respectively. Non-owner occupied commercial real estate loans were $1.3 billion, or 253.3% of total capital, at September 30, 2018.

Residential real estate loans totaled $705.2 million at September 30, 2018 compared to $577.2 million at December 31, 2017, an increase of $128.0 million or 22.2%. The residential real estate loan portfolio comprised 32.7% and 36.7% of real estate loans as of September 30, 2018 and December 31, 2017, respectively, and 20.4% and 25.3% of total loans and leases at September 30, 2018 and December 31, 2017, respectively. Acquired impaired residential real estate loans continue to decrease from $144.6 million as of December 31, 2017 to $121.0 million as of September 30, 2018, or 16.3%.

Construction, land development and other land loans totaled $181.7 million at September 30, 2018 compared to $105.4 million at December 31, 2017, an increase of $76.3 million or 72.3%. The construction, land development and other land loan portfolio comprised 8.4% and 6.7% of real estate loans as of September 30, 2018 and December 31, 2017, respectively, and 5.3% and 4.6% of the total loan and lease portfolio as of September 30, 2018 and December 31, 2017, respectively.

Commercial and industrial loans totaled $1.1 billion and $521.2 million at September 30, 2018 and December 31, 2017, respectively, an increase of $574.2 million or 110.2% primarily due to organic growth and the First Evanston acquisition. The commercial and industrial loan portfolio comprised 31.7% and 22.9% of the total loan and lease portfolio as of September 30, 2018 and December 31, 2017, respectively.

Lease financing receivables comprised 5.5% and 7.8% of the loan and lease portfolio as of September 30, 2018 and December 31, 2017, respectively. Total lease financing receivables were $189.1 million and $177.7 million at September 30, 2018 and December 31, 2017, respectively, an increase of $11.4 million, or 6.4%, due to continued growth in our small-ticket vendor sales channels and our increased origination activities.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2018 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$43,110	$107,850	$144,780	$145,179	$30,267	$148,581	$619,767
Residential real estate	13,881	15,938	85,769	66,070	232,125	31,934	445,717
Construction, land development, and other land	2,221	43,762	20,635	54,155	429	19,189	140,391
Commercial and industrial	1,422	139,632	48,489	282,383	30,714	194,110	696,750
Installment and other	631	5,954	697	10	437	—	7,729
Leasing financing receivables	3,135	—	138,926	—	13,764	—	155,825
Total originated loans and leases	$64,400	$313,136	$439,296	$547,797	$307,736	$393,814	$2,066,179
Acquired impaired loans and leases
Commercial real estate	$44,052	$2,798	$87,299	$2,197	$9,066	$8,696	$154,108
Residential real estate	22,506	2,425	73,588	3,270	18,613	561	120,963
Construction, land development, and other land	1,400	164	2,521	—	118	—	4,203
Commercial and industrial	220	3,875	3,025	1,828	2,432	3,056	14,436
Installment and other	70	—	162	—	226	—	458
Total acquired impaired loans and leases	$68,248	$9,262	$166,595	$7,295	$30,455	$12,313	$294,168
Acquired non-impaired loans and leases
Commercial real estate	$35,589	$24,619	$254,097	$26,569	$28,661	$128,794	$498,329
Residential real estate	10,251	11,139	50,275	58,534	2,602	5,715	138,516
Construction, land development, and other land	586	4,595	6,429	19,015	6,486	—	37,111
Commercial and industrial	6,806	146,734	102,485	50,487	14,213	63,535	384,260
Installment and other	439	2,288	1,178	—	102	—	4,007
Leasing financing receivables	4,308	—	28,224	—	700	—	33,232
Total acquired non-impaired loans and leases	$57,979	$189,375	$442,688	$154,605	$52,764	$198,044	$1,095,455
Total loans and leases	$190,627	$511,773	$1,048,579	$709,697	$390,955	$604,171	$3,455,802

At September 30, 2018, 47.2% of the loan and lease portfolio bears interest at fixed rates and 52.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $23.4 million at September 30, 2018 compared to $16.7 million at December 31, 2017, an increase of $6.7 million, or 40.2%. The increase was primarily due to an increase in specific reserve on a commercial loan relationship, additional specific impairment in the unguaranteed portion of the government guaranteed portfolio, and an increase to the general reserve driven by new loan and lease originations.

Total ALLL to total loans and leases held for investment, net before ALLL was 0.68% and 0.73% of total loans and leases at September 30, 2018 and December 31, 2017, respectively. The decrease was primarily driven by the acquisition of the First Evanston loan portfolio. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition, which, management believes, limits the amount of reserves needed to cover these loans as of September 30, 2018 and December 31, 2017, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition totaled $42.4 million and $31.7 million as of September 30, 2018 and December 31, 2017, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Provision (release) for acquired impaired loans	223	107	(22)	13	—	—	321
Provision (release) for acquired non-impaired loans and leases	1,049	(93)	(1)	1,453	4	(11)	2,401
Provision for originated loans	433	15	81	2,113	8	470	3,120
Total provision	$1,705	$29	$58	$3,579	$12	$459	$5,842
Charge-offs for acquired impaired loans	(10)	—	—	(67)	—	—	(77)
Charge-offs for acquired non-impaired loans and leases	(615)	—	—	(790)	(4)	(13)	(1,422)
Charge-offs for originated loans and leases	(111)	—	—	(1)	—	(810)	(922)
Total charge-offs	$(736)	$—	$—	$(858)	$(4)	$(823)	$(2,421)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	75	—	32	107
Recoveries for originated loans and leases	—	—	—	—	—	209	209
Total recoveries	$—	$—	$—	$75	$—	$241	$316
Less: net charge-offs	736	—	—	783	4	582	2,105
Acquired impaired loans	1,715	457	—	820	3	—	2,995
Acquired non-impaired loans and leases	2,858	81	2	2,451	—	480	5,872
Originated loans and leases	2,849	1,139	388	7,894	35	2,252	14,557
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending ALLL balance
Acquired impaired loans	$1,715	$457	$—	$820	$3	$—	$2,995
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,294	70	—	4,044	14	—	6,422
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Loans and leases ending balance
Acquired impaired loans	$154,108	$120,963	$4,203	$14,436	$458	$—	$294,168
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,612	1,941	—	19,962	14	—	35,529
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Total loans and leases at September 30, 2018, gross	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%
Acquired non-impaired loans and leases	0.07%	0.00%	0.00%	0.08%	0.00%	0.00%	0.15%
Originated loans and leases	0.01%	0.00%	0.00%	0.00%	0.00%	0.07%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.46%	3.50%	0.12%	0.42%	0.01%	0.00%	8.51%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.39%	0.06%	0.00%	0.58%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.96%	16.85%	5.14%	30.70%	0.34%	5.47%	90.46%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	191	24	341	(329)	19	—	246
Provision (release) for acquired non-impaired loans and leases	2,208	(110)	-	3,156	2	(78)	5,178
Provision for originated loans	1,576	125	245	6,132	12	1,399	9,489
Total provision	$3,975	$39	$586	$8,959	$33	$1,321	$14,913
Charge-offs for acquired impaired loans	(404)	—	(418)	(269)	(34)	—	(1,125)
Charge-offs for acquired non-impaired loans and leases	(693)	—	—	(2,775)	(2)	(151)	(3,621)
Charge-offs for originated loans and leases	(250)	—	—	(2,495)	—	(1,737)	(4,482)
Total charge-offs	$(1,347)	$—	$(418)	$(5,539)	$(36)	$(1,888)	$(9,228)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	81	—	193	274
Recoveries for originated loans and leases	—	—	—	246	—	513	759
Total recoveries	$—	$—	$—	$327	$—	$706	$1,033
Less: net charge-offs	1,347	—	418	5,212	36	1,182	8,195
Acquired impaired loans	1,715	457	—	820	3	—	2,995
Acquired non-impaired loans and leases	2,858	81	2	2,451	—	480	5,872
Originated loans and leases	2,849	1,139	388	7,894	35	2,252	14,557
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending ALLL balance
Acquired impaired loans	$1,715	$457	$—	$820	$3	$—	$2,995
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,294	70	—	4,044	14	—	6,422
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Loans and leases ending balance
Acquired impaired loans	$154,108	$120,963	$4,203	$14,436	$458	$—	$294,168
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,612	1,941	—	19,962	14	—	35,529
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Total loans and leases at September 30, 2018, gross	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.02%	0.00%	0.02%	0.01%	0.00%	0.00%	0.05%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.13%	0.00%	0.00%	0.16%
Originated loans and leases	0.01%	0.00%	0.00%	0.11%	0.00%	0.06%	0.18%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.46%	3.50%	0.12%	0.42%	0.01%	0.00%	8.51%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.39%	0.06%	0.00%	0.58%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.96%	16.85%	5.14%	30.70%	0.34%	5.47%	90.46%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2017	$3,668	$1,835	$327	$5,689	$344	$2,106	$13,969
Provision (release) for acquired impaired loans	493	45	36	375	5	—	954
Provision (release) for acquired non-impaired loans and leases	818	96	(18)	613	5	78	1,592
Provision for originated loans	266	(89)	(129)	452	3	851	1,354
Total provision	$1,577	$52	$(111)	$1,440	$13	$929	$3,900
Charge-offs for acquired impaired loans	(186)	(73)	—	(136)	—	—	(395)
Charge-offs for acquired non-impaired loans and leases	—	(88)	—	(627)	(327)	(33)	(1,075)
Charge-offs for originated loans and leases	—	—	—	—	—	(829)	(829)
Total charge-offs	$(186)	$(161)	$—	$(763)	$(327)	$(862)	$(2,299)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	—	—	—	—	—	410	410
Total recoveries	$—	$—	$—	$—	$—	$410	$410
Less: net charge-offs	186	161	—	763	327	452	1,889
Acquired impaired loans	2,029	313	61	1,392	18	—	3,813
Acquired non-impaired loans and leases	942	400	3	1,615	4	556	3,520
Originated loans and leases	2,088	1,013	152	3,359	8	2,027	8,647
Balance at September 30, 2017	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending ALLL balance
Acquired impaired loans	$2,029	$313	$61	$1,392	$18	$—	$3,813
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,186	176	—	1,585	2	—	2,949
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans and leases ending balance
Acquired impaired loans	$173,106	$152,149	$5,424	$11,433	$488	$—	$342,600
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	14,928	1,948	565	6,075	2	—	23,518
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Total loans and leases at September 30, 2017, gross	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.02%	0.00%	0.11%	0.06%	0.01%	0.19%
Originated loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.81%	6.86%	0.24%	0.52%	0.02%	0.00%	15.46%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.67%	0.09%	0.03%	0.27%	0.00%	0.00%	1.06%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.40%	19.34%	3.98%	21.86%	0.12%	7.78%	83.48%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision (release) for acquired impaired loans	2,017	95	61	1,039	17	—	3,229
Provision for acquired non-impaired loans and leases	827	184	(7)	2,500	3	519	4,026
Provision for originated loans	747	(679)	(580)	393	3	2,167	2,051
Total provision	$3,591	$(400)	$(526)	$3,932	$23	$2,686	$9,306
Charge-offs for acquired impaired loans	(477)	(229)	—	(321)	—	—	(1,027)
Charge-offs for acquired non-impaired loans and leases	—	(128)	—	(959)	(327)	(500)	(1,914)
Charge-offs for originated loans and leases	—	—	—	(482)	—	(1,899)	(2,381)
Total charge-offs	$(477)	$(357)	$—	$(1,762)	$(327)	$(2,399)	$(5,322)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	259	259
Recoveries for originated loans and leases	—	—	—	—	—	814	814
Total recoveries	$—	$—	$—	$—	$—	$1,073	$1,073
Less: net charge-offs	477	357	—	1,762	327	1,326	4,249
Acquired impaired loans	2,029	313	61	1,392	18	—	3,813
Acquired non-impaired loans and leases	942	400	3	1,615	4	556	3,520
Originated loans and leases	2,088	1,013	152	3,359	8	2,027	8,647
Balance at September 30, 2017	$5,059	$1,726	$216	$6,366	$30	$2,583	$15,980
Ending ALLL balance
Acquired impaired loans	$2,029	$313	$61	$1,392	$18	$—	$3,813
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,186	176	—	1,585	2	—	2,949
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,844	1,237	155	3,389	10	2,583	9,218
Loans and leases ending balance
Acquired impaired loans	$173,106	$152,149	$5,424	$11,433	$488	$—	$342,600
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	14,928	1,948	565	6,075	2	—	23,518
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	673,851	428,565	88,315	484,547	2,762	172,341	1,850,381
Total loans and leases at September 30, 2017, gross	$861,885	$582,662	$94,304	$502,055	$3,252	$172,341	$2,216,499
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.01%	0.00%	0.02%	0.00%	0.00%	0.06%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.06%	0.02%	0.01%	0.10%
Originated loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.07%	0.10%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.81%	6.86%	0.24%	0.52%	0.02%	0.00%	15.46%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.67%	0.09%	0.03%	0.27%	0.00%	0.00%	1.06%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.40%	19.34%	3.98%	21.86%	0.12%	7.78%	83.48%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of September 30, 2018 and December 31, 2017 totaled $28.6 million and $15.8 million, respectively. The increase of non-performing assets from December 31, 2017 to September 30, 2018 was primarily driven by one downgraded commercial loan relationship and downgraded government guaranteed loans, partially offset by a decrease in other real estate owned of $5.7 million. Non-performing assets consisted of $7.3 million and $4.5 million of government guaranteed balances at September 30, 2018 and December 31, 2017, respectively.

Total OREO held by us was $4.9 million as of September 30, 2018, a decrease of $5.7 million from December 31, 2017. The decrease in OREO resulted from dispositions of $6.8 million, offset by net additions to OREO through loan foreclosures totaling $1.5 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Nonperforming assets:
Non-accrual loans and leases(1)(2)(3)	$28,643	$15,763
Past due loans and leases 90 days or more and still accruing interest	291	—
Accruing troubled debt restructured loans	1,230	1,061
Total non-performing loans and leases	30,164	16,824
Other real estate owned	4,891	10,626
Total non-performing assets	$35,055	$27,450
Total non-performing loans as a percentage of total loans and leases	0.87%	0.74%
Total non-performing assets as a percentage of total assets	0.71%	0.82%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	77.66%	99.30%

Nonperforming assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$6,830	$4,543
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	431	—
Total non-performing loans guaranteed	7,261	4,543
Other real estate owned guaranteed	—	—
Total non-performing assets guaranteed	$7,261	$4,543
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.66%	0.54%
Total non-performing assets not guaranteed as a percentage of total assets	0.57%	0.68%
(1)	Includes $7.4 million and $1.6 million of non-accrual restructured loans at September 30, 2018 and December 31, 2017.
(2)	For the nine months ended September 30, 2018, $1.4 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the nine months ended September 30, 2018, $216,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total accruing loans past due increased to $15.8 million at September 30, 2018 compared to $15.2 million at December 31, 2017, an increase of $600,000, or 4.0%. Increases in commercial real estate and lease financing receivables are partially offset by a decrease in commercial and industrial.

The following table summarizes the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	September 30, 2018
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$14,985	$16,768	$5,173	$8,439	$2,294	$14,463	$248
Residential real estate	1,908	38,931	252	1,689	70	2,240	27
Construction, land development, and other land	—	—	—	—	—	—	15
Commercial and industrial	22,229	4,073	9,991	9,971	4,044	17,065	678
Installment and other	14	3	14	—	14	14	9
Total impaired loans held in portfolio, net	$39,136	$59,775	$15,430	$20,099	$6,422	$33,782	$977

	December 31, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,570	$14,786	$2,459	$11,425	$1,101	$12,470	$712
Residential real estate	2,397	2,386	354	2,075	158	2,203	78
Construction, land development, and other land	—	404	—	—	—	309	2
Commercial and industrial	16,498	8,776	9,314	5,470	2,692	6,335	751
Installment and other	14	41	14	—	14	162	12
Total impaired loans held in portfolio, net	$34,479	$26,393	$12,141	$18,970	$3,965	$21,479	$1,555

Deposits

Total deposits at September 30, 2018 were $3.7 billion, representing an increase of $1.3 billion, or 53.1%, compared to December 31, 2017. Non-interest bearing deposits were $1.2 billion or 31.4% of total deposits, at September 30, 2018, an increase of $414.3 million or 54.5% compared to $760.9 million at December 31, 2017 or 31.1% of total deposits. Interest bearing transaction accounts increased $481.6 million during 2018. Time deposits increased $401.5 million, or 56.6%, from $708.8 million at December 31, 2017 to $1.1 billion at September 30, 2018. Core deposits remained stable at 82.6% of total deposits at September 30, 2018.

The increase in time deposits was driven by the implementation of promotional campaigns during the first quarter of 2018 along with time deposits assumed as a result of the First Evanston acquisition. Our cost of average deposits was 64 basis points during the third quarter of 2018 compared to 33 basis points during the third quarter of 2017. This increase was primarily attributed to slightly higher rates on interest bearing deposits and growth in deposits from the First Evanston acquisition, slightly offset by an increase in non-interest bearing demand deposits. We had $10.0 million brokered time deposits as of September 30, 2018 and no brokered deposits as of December 31, 2017. Deposits assumed from the First Evanston acquisition were recorded at fair value using the acquisition method of accounting in accordance with ASC Topic 805.

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

The following table shows the average balance amounts and the average rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$1,175,523	0.00%	$748,523	0.00%
Interest checking	316,394	0.48%	186,447	0.06%
Money market accounts	618,213	0.77%	388,365	0.28%
Other savings	479,837	0.12%	441,096	0.07%
Time deposits (below $100,000)	447,125	1.28%	394,984	0.77%
Time deposits ($100,000 and above)	637,425	1.74%	363,534	1.05%
Total	$3,674,517	0.64%	$2,522,949	0.33%

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$938,423	0.00%	$736,982	0.00%
Interest checking	244,088	0.30%	185,409	0.06%
Money market accounts	478,607	0.66%	376,751	0.25%
Other savings	457,179	0.09%	445,082	0.07%
Time deposits (below $100,000)	407,957	1.15%	400,927	0.70%
Time deposits ($100,000 and above)	487,545	1.51%	381,745	0.84%
Total	$3,013,799	0.54%	$2,526,896	0.29%

The following table shows time deposits of $100,000 or more by time remaining until maturity:

At September 30, 2018
Time Deposits
Three months or less	$99,504
Over three months through six months	158,339
Over six months through 12 months	181,720
Over 12 months	212,758
Total	$652,321

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At September 30, 2018 and December 31, 2017, our bank had maximum borrowing capacity from the FHLB of $1.2 billion and $795.0 million, respectively, subject to the availability of collateral. At September 30, 2018, outstanding FHLB advances increased to $425.0 million, from $361.5 million at December 31, 2017.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Federal Home Loan Bank advances:
Average balance outstanding	$367,098	$249,630
Maximum outstanding at any month-end period during the year	460,000	374,487
Balance outstanding at end of period	425,000	234,559
Weighted average interest rate during period	1.62%	1.22%
Weighted average interest rate at end of period	2.30%	1.32%
Line of credit:
Average balance outstanding	$—	$12,287
Maximum outstanding at any month-end period during the year	—	20,650
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	3.92%
Weighted average interest rate at end of period	N/A	4.25%

At September 30, 2018, FHLB advances have maturities ranging from October 2018 to December 2018.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase totaled $24.4 million at September 30, 2018, a decrease of $6.7 million compared to December 31, 2017.

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

As of September 30, 2018, we held $144.8 million in cash and cash equivalents. We maintain an investment securities portfolio of various holdings, types and maturities. We had securities available-for-sale of $795.4 million and securities held-to-maturity of $102.7 million as of September 30, 2018, including total unpledged securities of $627.3 million.

As of September 30, 2018, Byline Bank had maximum borrowing capacity from the FHLB of $1.2 billion and from the Federal Reserve Bank of $310.3 million. As of September 30, 2018, Byline Bank had open advances of $425.0 million and open letters of credit of $34.3 million, resulting in available aggregate borrowing capacity of $1.1 billion. In addition, Byline Bank had uncommitted federal funds lines available of $55.0 million.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. As of December 31, 2017, this revolving line of credit had no outstanding balance. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016, and execution of a Negative Pledge Agreement dated October 11, 2018. As of September 30, 2018, the Company had no balance outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

Capital Resources

Stockholders’ equity at September 30, 2018 was $629.9 million compared to $458.6 million at December 31, 2017, an increase of $171.3 million, or 37.4%. The increase was primarily driven by the acquisition of First Evanston, the issuance of common stock upon the exercise of stock options as well as retained earnings, offset by an increase to other comprehensive loss.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of Common Equity Tier 1 (‘CET1”) Capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements.

As of September 30, 2018, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since September 30, 2018 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$526,630	13.37%	$315,218	8.00%	N/A	N/A
Bank	503,886	12.77%	315,620	8.00%	$394,525	10.00%
Tier 1 capital to risk weighted assets:
Company	$500,761	12.71%	$236,414	6.00%	N/A	N/A
Bank	478,017	12.12%	236,715	6.00%	$315,620	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$443,823	11.26%	$177,310	4.50%	N/A	N/A
Bank	478,017	12.12%	177,536	4.50%	$256,441	6.50%
Tier 1 capital to average assets:
Company	$500,761	10.78%	$185,737	4.00%	N/A	N/A
Bank	478,017	10.28%	185,975	4.00%	$232,468	5.00%

	Actual		Minimum Capital Required		Required for the Bank to be Considered Well Capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$410,831	15.98%	$205,661	8.00%	N/A	N/A
Bank	367,972	14.28%	206,083	8.00%	$257,604	10.00%
Tier 1 capital to risk weighted assets:
Company	$392,520	15.27%	$154,246	6.00%	N/A	N/A
Bank	349,662	13.57%	154,562	6.00%	$206,083	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$353,995	13.77%	$115,684	4.50%	N/A	N/A
Bank	349,662	13.57%	115,922	4.50%	$167,442	6.50%
Tier 1 capital to average assets:
Company	$392,520	12.25%	$128,178	4.00%	N/A	N/A
Bank	349,662	10.89%	128,409	4.00%	$160,511	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2018 the capital conservation buffer requirement was 1.875%.  The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of September 30, 2018.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2018, the Company received $2.1 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and other Company activities. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay interest on the line of credit, interest payments on its trust preferred securities, and dividends on its preferred stock.

Contractual Obligations

FHLB advances are fully described in Note 12 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report. Operating lease obligations are in place for facilities and land on which banking facilities are located. See Note 15 of our Interim Unaudited Condensed Consolidated Financial Statements, included elsewhere in this report for additional information.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.00% to 20.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 2.45% to 15.00% and maturities up to 2048.

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

During the nine months ended September 30, 2018 and for the year ended December 31, 2017, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2018 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2018
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$10,883	$—
Other interest rate swaps—pay fixed, receive floating	236,916	2,737	2,766
Other credit derivatives	4,504	—	3

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•

“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include incremental income tax benefit related to Illinois corporate income tax rate increases, incremental income tax expense or benefit related to federal corporate income tax reductions, impairment charges on assets held for sale, merger related expenses, and core system conversion expenses adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.

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

•

“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate. The metric demonstrates income excluding the tax provision or benefit and excludes the provision for loan and lease losses.

•

“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this metric is important due to the change in tax expense or benefit resulting from the recent decrease in the federal corporate income tax rate and the recent increase in the Illinois state income tax rate. The ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for loan and lease losses. “Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale, merger related expenses, and core system conversion expenses.

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
•

“Tangible book value per share” is calculated as tangible common equity, which is stockholders’ equity reduced by preferred stock and goodwill and other intangible assets, divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.

•

“Tangible common equity to tangible assets” is calculated as tangible common equity divided by tangible assets, which is total assets reduced by goodwill and other intangible assets. Management believes this metric is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.

•	“Tangible net income available to common stockholders” is net income available to common stockholders excluding after-tax intangible asset amortization.
•

“Adjusted tangible net income” is tangible net income available to common stockholders excluding certain significant items. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Return on average tangible common stockholders’ equity” is tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Adjusted return on average tangible common stockholders’ equity is adjusted tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Net interest margin excluding loan accretion” is calculated as reported net interest margin less the effect of accretion income net of contractual interest collected on acquired loans. Management believes that this metric is important as it illustrates the impact of net accretion income from acquired loans on the net interest margin.

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

Reconciliations of Non-GAAP Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net income and earnings per share excluding significant items
Reported Net Income	$14,536	$9,755	$24,072	$22,461
Significant items:
Incremental income tax benefit of state tax rate change	—	(4,790)	—	(4,790)
Incremental income tax benefit attributed to federal income tax reform	—	—	(724)	—
Impairment charges on assets held for sale	139	951	256	951
Merger-related expense	150	—	1,790	—
Core system conversion expense	213	—	9,222	—
Tax benefit on significant items	(112)	(386)	(2,978)	(386)
Adjusted Net Income	$14,926	$5,530	$31,638	$18,236
Reported Diluted Earnings per Share	$0.39	$0.32	$0.71	$0.43
Significant items:
Incremental income tax benefit of state tax rate change	—	(0.16)	—	(0.18)
Incremental income tax benefit attributed to federal income tax reform	—	—	(0.02)	—
Impairment charges on assets held for sale	—	0.03	—	0.03
Merger-related expense	—	—	0.05	—
Core system conversion expense	0.01	—	0.28	—
Tax benefit on significant items	—	(0.01)	(0.09)	(0.01)
Adjusted Diluted Earnings per Share	$0.40	$0.18	$0.93	$0.27

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Net interest margin:
Reported net interest margin	4.73%	4.18%	4.56%	4.07%
Effect of accretion income on acquired loans	(0.74)%	(0.29)%	(0.52)%	(0.28)%
Net interest margin excluding accretion	3.99%	3.89%	4.04%	3.79%
Total revenues:
Net interest income	$52,593	$31,412	$125,344	$90,761
Add: non-interest income	11,143	11,918	37,073	37,419
Total revenues	$63,736	$43,330	$162,417	$128,180
Adjusted efficiency ratio:
Non-interest expense excluding amortization of intangible assets	$36,058	$30,296	$111,850	$86,858
Total revenues	63,736	43,330	162,417	128,180
Efficiency ratio	56.57%	69.92%	68.87%	67.76%
Less: significant adjusted items	502	951	11,268	951
Adjusted efficiency ratio	55.78%	67.73%	61.93%	67.02%
Adjusted non-interest expense to average assets:
Total average assets	$4,809,939	$3,307,186	$4,016,915	$3,301,941
Non-interest expense	37,956	$31,065	$115,645	$89,165
Less: significant adjusted items	502	951	11,268	951
Adjusted non-interest expense to average assets	3.09%	3.61%	3.47%	3.57%
Adjusted return on average stockholders' equity:
Average stockholders' equity	$625,621	$458,442	$535,176	$415,219
Net income	14,536	$9,755	24,072	22,461
Less: significant adjusted items	390	(4,225)	7,566	(4,225)
Adjusted return on average stockholders' equity	9.47%	4.79%	7.90%	5.87%
Adjusted return on average assets:
Total average assets	$4,809,939	$3,307,186	$4,016,915	$3,301,941
Net income	14,536	$9,755	$24,072	$22,461
Less: significant adjusted items	390	(4,225)	7,566	(4,225)
Adjusted return on average assets	1.23%	0.66%	1.05%	0.74%
Non-interest income to total revenues:
Non-interest income	$11,143	$11,918	$37,073	$37,419
Total revenues	63,736	43,330	162,417	128,180
Non-interest income to total revenues	17.48%	27.51%	22.83%	29.19%
Pre-tax pre-provision net income:
Pre-tax income	$19,938	$8,365	$31,859	$29,709
Add: Provision for loan and lease losses	5,842	3,900	14,913	9,306
Pre-tax pre-provision net income	$25,780	$12,265	$46,772	$39,015

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Pre-tax pre-provision return on average assets:
Total average assets	$4,809,939	$3,307,186	$4,016,915	$3,301,941
Pre-tax pre-provision net income	25,780	12,265	46,772	39,015
Pre-tax pre-provision return on average assets	2.13%	1.47%	1.56%	1.58%
Adjusted Pre-tax pre-provision return on average assets:
Total average assets	$4,809,939	$3,307,186	$4,016,915	$3,301,941
Pre-tax pre-provision net income	25,780	12,265	46,772	39,015
Less: significant adjusted items	502	951	11,268	951
Adjusted Pre-tax pre-provision return on average assets:	2.17%	1.59%	1.93%	1.62%
Tangible common equity:
Total stockholders' equity	$629,861	$459,533	$629,861	$459,533
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill	127,536	51,975	127,536	51,975
Less: Core deposit intangibles and other intangibles	35,248	17,522	35,248	17,522
Tangible common equity	$456,639	$379,598	$456,639	$379,598
Tangible assets:
Total assets	$4,917,409	$3,305,442	$4,917,409	$3,305,442
Less: Goodwill	127,536	51,975	127,536	51,975
Less: Core deposit intangibles and other intangibles	35,248	17,522	35,248	17,522
Tangible assets	$4,754,625	$3,235,945	$4,754,625	$3,235,945
Tangible book value per share:
Tangible common equity	$456,639	$379,598	$456,639	$379,598
Shares of common stock outstanding	36,279,600	29,305,400	36,279,600	29,305,400
Tangible book value per share	$12.59	$12.95	$12.59	$12.95
Tangible common equity to tangible assets:
Tangible common equity	$456,639	$379,598	$456,639	$379,598
Tangible assets	4,754,625	3,235,945	4,754,625	3,235,945
Tangible common equity to tangible assets	9.60%	11.73%	9.60%	11.73%
Tangible net income available to common stockholders:
Net income to common stockholders	$14,340	$9,560	$23,485	$11,380
Add: after-tax intangible asset amortization	1,369	457	2,738	1,370
Tangible net income available to common stockholders	$15,709	$10,017	$26,223	$12,750
Return on average tangible common stockholders' equity:
Average tangible common stockholders' equity	$451,203	$378,059	$412,206	$324,158
Tangible net income available to common stockholders	15,709	10,017	26,223	12,750
Return on average tangible common stockholders' equity:	13.81%	10.51%	8.51%	5.26%
Adjusted return on average tangible common stockholders' equity:
Average tangible common stockholders' equity	$451,203	$378,059	$412,206	$324,158
Less: significant adjusted items	390	(4,225)	7,566	(4,225)
Adjusted return on average tangible common stockholders' equity	14.16%	6.08%	10.96%	3.52%

Forward-Looking Statements

This communication may contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about Byline’s expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements include, but are not limited to, the expected completion date, financial benefits and other effects of the proposed merger of Byline and Oak Park River Forest Bankshares, Inc. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in them, and are not guarantees of timing, future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements. Factors that may cause such a difference include, but are not limited to, the reaction to the transaction of the companies’ customers, employees and counterparties; customer disintermediation; inflation; expected synergies, cost savings and other financial benefits of the proposed transaction might not be realized within the expected timeframes or might be less than projected; the requisite stockholder and regulatory approvals for the proposed transaction might not be obtained; credit and interest rate risks associated with Byline’s and Oak Park River Forest Bankshares, Inc.’s respective businesses, customers, borrowings, repayment, investment, and deposit practices; general economic conditions, either nationally or in the market areas in which Byline and Oak Park River Forest Bankshares, Inc. operate or anticipate doing business, are less favorable than expected; new regulatory or legal requirements or obligations; and other risks. Certain risks and important factors that could affect Byline’s future results are identified in its Annual Report on Form 10-K for the year ended December 31, 2017 and other reports filed with the Securities and Exchange Commission, including among other things, under the heading “Risk Factors” in such Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which it is made, and Byline undertakes no obligation to update any forward-looking statement, whether to reflect events or circumstances after the date on which the statement is made, to reflect new information or the occurrence of unanticipated events, or otherwise.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than 5 years. As of September 30, 2018, we had a notional amount of $486.9 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

The potential change to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2018 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline below 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of September 30, 2018	September 30, 2019	September 30, 2020
Immediate Shifts
+400 basis points	15.2%	17.5%
+300 basis points	11.7%	13.4%
+200 basis points	8.1%	9.2%
+100 basis points	4.3%	4.9%
-100 basis points	(6.0)%	(7.7)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.5%
+100 basis points	2.8%
-100 basis points	(3.0)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.3

Certificate of Designations of Noncumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.4

Form of Repurchase Agreement for Noncumulative Perpetual Preferred Stock, Series A (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on July 17, 2017 and incorporated herein by reference)

3.5

Certificate of Elimination of Noncumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q (file No. 001-38139) filed on August 13, 2018 and incorporated herein by reference)

3.6

Certificate of Designations of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Third amendment to Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-38139) filed on October 16, 2018 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: November 9, 2018	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)