Form 10-K
period 2018-12-31
BYLINE BANCORP, INC.
filed 2019-03-15
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2018, was approximately $552,556,258.

The number of shares of Registrant’s common stock outstanding as of March 14, 2019 was 36,369,982.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, scheduled to be held on June 7, 2019, are incorporated by reference into Part III of this Report.

i

Special Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about Byline Bancorp, Inc.’s (“Byline”) expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements include, but are not limited to, the expected completion date, financial benefits and other effects of the pending merger of Byline and Oak Park River Forest Bankshares, Inc. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in them, and are not guarantees of timing, future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements. Factors that may cause such a difference include, but are not limited to, the reaction to the transaction of the companies’ customers, employees and counterparties; customer disintermediation; inflation; expected synergies, cost savings and other financial benefits of the proposed transaction might not be realized within the expected timeframes or might be less than projected; the requisite stockholder and regulatory approvals for the proposed transaction might not be obtained; credit and interest rate risks associated with Byline’s and Oak Park River Forest Bankshares, Inc.’s respective businesses, customers, borrowings, repayment, investment, and deposit practices; general economic conditions, either nationally or in the market areas in which Byline and Oak Park River Forest Bankshares, Inc. operate or anticipate doing business, are less favorable than expected; new regulatory or legal requirements or obligations; and other risks.

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

•	estimates of fair value of certain of our assets and liabilities, which could change in value significantly from period to period;
•	competitive pressures in the financial services industry relating to both pricing and loan and lease structures, which may impact our growth rate;
•	unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected pay downs or payoffs of existing loans and leases;
•	inaccurate assumptions in our analytical and forecasting models used to manage our loan and lease portfolio;
•	unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes;
•	availability of sufficient and cost-effective sources of liquidity or funding as and when needed;
•	our ability to retain or the loss of key personnel or an inability to recruit appropriate talent cost-effectively;
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

•

changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations and loan products, including specifically the SBA Section 7(a) program, changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally;
•	the impact of a possible change in the federal or state income tax rate on our deferred tax assets and provision for income tax expense;
•	the possibility that any of the anticipated benefits of acquisitions will not be realized or will not be realized within the expected time period;
•	the risk that the integration of acquisition operations will be materially delayed or will be more costly or difficult than expected;
•	the effect of mergers on customer relationships and operating results; and
•	other risks detailed from time to time in filings we make with the SEC.

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company, including additional factors and risks that could materially affect our business and financial results, are included herein. See Item 1A. “Risk Factors”. Forward-looking statements speak only as of the date they are made. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended December 31, 2018. Following our acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of December 31, 2018, we had consolidated total assets of $4.9 billion, total gross loans and leases outstanding of $3.5 billion, total deposits of $3.7 billion, and total stockholders’ equity of $650.7 million.

Ridgestone acquisition

On October 14, 2016, we completed the acquisition of Ridgestone Financial Services, Inc., under the terms of a definitive merger agreement. As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA (together, “U.S. government guaranteed”) lending programs.

First Evanston acquisition

On May 31, 2018, we completed the acquisition of First Evanston, under the terms of a definitive merger agreement. As a result of the merger, First Evanston’s wholly owned bank subsidiary, First Bank & Trust, was merged with and into Byline Bank. As of the acquisition date, First Evanston had $1.1 billion in assets, including $932.4 million of loans, $128.1 million of securities, and total deposits of $1.0 billion.

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

Oak Park River Forest acquisition

On October 17, 2018, we entered a definitive merger agreement with Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, pursuant to which we will acquire Oak Park River Forest through the merger of Oak Park River Forest with and into us, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. As of December 31, 2018, Oak Park River Forest had $327.6 million in assets, including $31.2 million of securities, $269.5 million of loans, $2.5 million of loans held for sale, and $287.1 million of total deposits. Completion of the transaction is subject to the approval of Oak Park River Forest’s stockholders, and other customary closing conditions. We expect the acquisition to close during the first half of 2019.

Strategic branch consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization which occurred in June 2013, our branch network has been reduced from 88 to 58, including eight branches added through the First Evanston acquisition. During 2018, we consolidated six branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 57 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Retail deposits

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except for time deposits exceeding $100,000, to be our primary and most valuable funding source, and as of December 31, 2018, core deposits represented 81.7% of our total deposits. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for only 9.7% of all deposits, as of December 31, 2018. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. Our incentive compensation plans are designed so that those arrangements appropriately balance risk and financial rewards, are compatible with effective risk management practices and are supported by effective governance. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $3.7 billion of deposits at December 31, 2018, and our average cost of deposits was 0.60% for the year ended December 31, 2018.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and cash management products. Our primary commercial lending groups are described below:

Commercial & industrial.  Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $50 million of annual revenue and seek to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit, and cash management products and services. As of December 31, 2018, the C&I group managed a portfolio of $1.4 billion in loans outstanding.

Commercial real estate.  Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our CRE portfolio is broadly diversified by property type including loans secured by multi family, retail, industrial and office properties. As of December 31, 2018, the CRE group had $538.2 million in loans outstanding.

Sponsor finance.  Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2018, we had $217.7 million in sponsor finance loans outstanding.

Syndications.  From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller piece of our portfolio. The syndications group targets transactions in the home mortgage, commercial real estate and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2018, the group had $390.8 million in loan syndications outstanding.

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

Small Business Capital

We launched our U.S. government guaranteed lending business with the acquisition of Ridgestone in October 2016. This business serves small businesses in need of, and qualifying for, U.S. government guaranteed loans. We also provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers that we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2018, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $108.7 million. The total unpaid principal balances of loans serviced for others was $1.3 billion at December 31, 2018.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group (“BFG”), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, wholesalers and automotive related industries. The average lease size at origination for BFG for the year ended December 31, 2018 was approximately $51,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2018, BFG had $191.3 million in leases outstanding with a weighted average life of approximately 1.8 years.

Wealth management and trust

We launched our trust and wealth management services with the acquisition of First Evanston in May 2018. This business provides investment, trust and wealth management services to our clients, including foundations and endowments and high net worth individuals. Services include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under management were $571.5 million as of December 31, 2018.

Distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 57 branch network in this area is our core distribution channel. We operate the largest branch network in the city of Chicago of any Illinois-based bank, and we take advantage of our focused footprint and deep rooted relationships to target local customers with a diversified product offering.

Our expansive local branch network enables us to gather low cost deposits, promote the Byline brand and customer loyalty, originate loans, leases and other products and maintain relationships with our customers through regular community involvement. We believe our branch network is fundamental to our ability to achieve successful customer outreach in line with our culture, which promotes high touch engagement with our customers and proactive solutions.

While our branch network will continue to be our primary delivery channel, we understand the evolving banking environment requires digital interaction to keep pace with our customers’ needs. We have rationalized our branch network to increase efficiency while at the same time investing in our product development, particularly our online and mobile banking platforms that allow customers to transact via the digital channel, including bill payments, mobile deposits and peer to peer payment options.

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

In providing wealth management services, we also compete with retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial institutions for wealth management customers. Competition is generally based on the variety of products and services offered to customers and the performance of funds under management. Our main competitors are financial service providers both within and outside of the geographic areas in which we maintain offices.

We believe our ability to provide a flexible, sophisticated product offering and an efficient process to our customers allows us to stay competitive in the financial services environment. Our local presence and hands-on approach enable us to provide a high level of service that our customers value.

We face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively depends on our ability to attract new employees and retain and motivate existing employees.

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

Employees

As of December 31, 2018, we had 943 full time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601, and our telephone number at that address is (773) 244-7000. Our website address is www.bylinebancorp.com. We make available at this address, under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. There filings are also available on the SEC's website at www.sec.gov. The contents of our website are not incorporated by reference into this report.

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

Regulatory Agencies

We are a bank holding company under the Bank Holding Company (“BHC”) Act. Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the Federal Reserve. The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Byline Bank, our bank subsidiary, is a Federal Deposit Insurance Corporation (“FDIC”) insured commercial bank chartered under the laws of Illinois. Our bank is not a member of the Federal Reserve System. Consequently, the FDIC and the Illinois Department of Financial and Professional Regulation (“IDFPR”) are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of an Illinois-chartered bank, we are also subject to supervision and examination by the IDFPR. We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act as administered by the SEC, and the rules adopted by the New York Stock Exchange (the “NYSE”) applicable to NYSE listed companies.

Permissible Activities for Bank Holding Companies

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor. We currently do not conduct any non-banking activities through any non-bank subsidiaries.

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

Dividends; Stress Testing

We are a legal entity separate and distinct from Byline Bank and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations.

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined below, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer, which was phased in over a three year period that began on January 1, 2016. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed above, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $134.7 million to us without obtaining affirmative regulatory approvals as of December 31, 2018.

As required by the Dodd-Frank Act, the Federal Reserve and the FDIC have implemented final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal banking regulators. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that if we become subject to those requirements, the Federal Reserve, the FDIC and the IDFPR will consider our results and those of our bank as an important factor in evaluating our and our bank’s capital adequacy, any proposed acquisitions by us or by our bank and whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limits the extent to which our bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

Federal law also limits our bank’s authority to extend credit to its insiders, which is defined under applicable law to include its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, certain of our stockholders are foreign nationals, and we and certain of these foreign national stockholders have entered into commitments with the Federal Reserve that restrict our ability to engage in certain business transactions without the consent of the Federal Reserve. Certain of our stockholders have also entered into passivity commitments with the Federal Reserve that generally restrict these stockholders from entering into banking or nonbanking transactions with us.

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

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of our bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, as implemented by the federal banking regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

Basel III and the Capital Rules. In July 2013, the federal banking regulators approved final rules, or the Capital Rules, implementing Basel III and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us and our bank, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules, among other things, (i) include a new capital measure called “Common Equity Tier 1” (“CET1”), (ii)

specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us and for our bank on January 1, 2015.

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

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by 0.625% on each subsequent January 1) until it reached 2.5% on January 1, 2019. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Beginning on January 1 2019, as a result of the now fully phased-in Capital Rules, we and our bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were to be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). On November 21, 2017, the federal banking regulators finalized rules that otherwise maintain the Capital Rules’ 2017 adjustments for the year 2018. These changes to the Capital Rules became effective beginning on January 1, 2018. On September 27, 2017, the federal banking regulators proposed a rule to simplify the current regulatory capital treatment of mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities; however, it is uncertain if this rule will be finalized since Congress passed the Economic Growth Regulatory Relief and Consumer Protection Act (the “Consumer Protection Act”) in May 2018. As discussed below, the Consumer Protection Act included a provision intended to simplify capital rules for certain qualifying community banks. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

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

On November 20, 2018, pursuant to the Consumer Protection Act, the federal banking regulators issued a proposed rule meant to simplify the capital rules for community banks. Under the proposal, most depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, that meet risk-based qualifying criteria, and that have a community bank leverage ratio of greater than 9% would be eligible to opt into a community bank leverage ratio framework. Under the proposal, should a qualified community bank or its holding company elect to use the community bank leverage ratio and maintain a community bank leverage ratio of greater than 9% then it would not be subject to other risk-based and leverage capital requirements, including the risk-based capital rules relating to high volatility commercial real estate, mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities, and would be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act and the generally applicable capital requirements under the federal banking regulators’ capital rules.

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

In September 2014, the federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations. Neither of these final versions of the LCR apply to us or our bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule has yet to be finalized. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as us and Byline Bank.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized”. An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

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

As of December 31, 2018, our bank was considered “well capitalized” with a Tier 1 capital ratio of 12.71%, total capital ratio of 13.40%, Tier 1 leverage ratio of 10.56%, and a CET1 capital ratio of 12.71%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Safety and Soundness Standards

The FDIA requires the federal banking agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the banking regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See Item 1. “Business—Supervision and Regulation—Prompt Corrective Action Framework”. If an institution fails to comply with such an order, the banking regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Under the Dodd-Frank Act, the limit on FDIC deposit insurance was increased to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In September 2018, the FDIC announced that the DIF reserve ratio had surpassed 1.35% ahead of the September 30, 2020 deadline.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Other assessments

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base. It is currently anticipated that final assessments will be made in 2019.

All Illinois state-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of Byline Bank’s total assets.

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the “Volcker Rule”, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule became effective in July 2015, and on May 30, 2018, the federal banking regulators proposed revisions to the Volcker Rule which would, among other things, tailor compliance requirements to a covered institution based on a banking entity’s level of trading activity. The Volcker Rule does not significantly affect the operations of us and our subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, under authority of various laws, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We and our bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences and could result in civil money penalties imposed on the institution by OFAC. Failure to comply with these sanctions could also cause applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to-date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans or leases, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan or lease, including risks with respect to the period of time over which the loan or lease may be repaid, risks relating to proper loan or lease underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans or leases, a lack of discipline or diligence in underwriting and monitoring loans and leases, the inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan and lease portfolio, may result in loan or lease defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

We may underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we provide for loan and lease losses.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s estimate of probable losses that may be incurred within our existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for probable incurred loan and lease losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan and lease portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; incurred losses inherent in the current loan and lease portfolio; and economic, political and regulatory conditions. Given our limited history in making loans since our recapitalization, we do not have adequate historical data on loans made by Byline Bank to calculate loan allowances solely based on the Banks’s historical loan experience and, as a result, we calculate loan allowances and provisions for loan and lease losses, in part, based on industry and peer data, which could increase the subjectivity of the calculation. In accordance with accounting principles generally accepted in the United States (“GAAP”) for business combination accounting, the loans acquired through our recapitalization and our acquisitions of Ridgestone and First Evanston were recorded at their estimated fair value. Therefore, there was no allowance for loan losses associated with those loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans, which includes considering the remaining net acquisition accounting adjustment ($34.0 million at December 31, 2018).

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

Although we believe our allowance for loan and lease losses is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, this allowance may not be sufficient. We could sustain credit losses that are significantly higher than the amount of our allowance for loan and lease losses. Higher credit losses could arise for a variety of reasons, such as changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing allowance for loan and lease losses might occur. Losses in excess of the existing allowance for loan and lease losses will reduce our net income and could have a material adverse effect on our business, financial condition or results of operations. A severe downturn in the economy generally, in our markets specifically or affecting the business and assets of individual customers, would generate increased charge-offs and a need for higher provision for loan and lease losses.

As of December 31, 2018, our allowance for loan and lease losses as a percentage of total loans and leases was 0.72% and as a percentage of total non-performing loans and leases was 91.15%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or requirements by our banking regulators. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses, the policies and procedures we use to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to make further provisions or recognize future charge-offs. Further, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional adjustments to increase the allowance for loan and lease losses.

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

A significant portion of our loan portfolio is of relatively recent origin. Normally, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning”. As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 63.9% of our portfolio has been originated since our recapitalization, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Deterioration in the credit quality of third parties whose securities or obligations we hold, including the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and municipalities, could result in significant losses.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively affect our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities, loans, and leases, the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect the premiums we may receive in connection with the sale of U.S. government guaranteed loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies can have a significant effect on our net interest income and results of operations.

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

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result if the Board of Governors of the Federal Reserve System reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to the severe economic recession occurring during 2007 through 2009. Consequently, the average yield on banks’ interest-earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

As of December 31, 2018, we had $1.2 billion of non-interest-bearing demand deposits and $296.3 million of interest-bearing checking accounts. Current interest rates for interest-bearing accounts are low due to current market conditions. However, we do not know what market rates will eventually be, especially if the Federal Reserve increases interest rates. To the extent we offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We may be adversely impacted by the transition from the London Interbank Offered Rate ("LIBOR") as a reference rate.

We have derivative contracts, borrowings, including $46.5 million in junior subordinated debentures underlying our trust preferred securities, and other financial instruments with attributes that are either directly or indirectly dependent on the U.S. dollar LIBOR. Further, 53.3% of our aggregate loan and lease portfolio bears interest at floating rates, a majority of which is tied to LIBOR, as of December 31, 2018. In 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it will stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021. United States regulatory authorities have voiced similar support for phasing out LIBOR. As a result, the continuation of LIBOR cannot be guaranteed after 2021. At this time, no real consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates in our agreements that use LIBOR rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan or lease losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

The value of the financial instruments we own may decline in the future.

As of December 31, 2018, we owned $916.9 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors are also a source of funds and we may issue additional equity or debt securities in the future. Additional liquidity may be provided by brokered time deposits and repurchase agreements and we have the ability to borrow from the Federal Reserve Bank of Chicago and the FHLB. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

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

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, including cash flow to pay dividends on our preferred stock, interest on our junior subordinated debentures, and principal and interest on any debt we may incur, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. As of December 31, 2018, Byline Bank had the capacity to pay us a dividend of up to $134.7 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

Loss of deposits could increase our funding costs.

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2018, we had $3.7 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally; customer perceptions of our financial health and general reputation; increasing competitive pressures from other financial services firms for consumer or corporate customer deposits; and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

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

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to capital, including a disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed, or at all, could have a material adverse effect on our business, financial condition or results of operations.

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

Our limited operating history following our recapitalization may make it difficult for investors to evaluate our financial trends, and also may impair our ability to accurately forecast our future performance.

We have a limited operating history following our recapitalization transaction in 2013. In connection with our recapitalization, we replaced all senior management of our predecessor and a significant majority of its lending staff. As a result, our limited operating history may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations, and makes accurate financial forecasting more difficult for us. It may also be more difficult for us to evaluate trends that may affect our business. In addition, due to the application of the acquisition method of accounting to record, at fair value, all of the assets acquired and liabilities assumed at the time of our recapitalization, financial information prior to our recapitalization is not comparable to such information post-recapitalization. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable business environment.

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

Many of the loans in our portfolio are secured by real estate. As of December 31, 2018, our real estate loans held for investment include $185.4 million of construction and development loans, $287.1 million of multifamily loans, $502.1 million of non-owner occupied commercial real estate (“CRE”) loans and $414.8 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan and lease portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition or results of operations.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gains on such sales recognized for the twelve months ended December 31, 2018 was $31.6 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA and USDA. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA and USDA loans and our ability to sell such loans in the secondary market.

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

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) acquisition-related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets, core deposit intangibles, and customer relationship intangible (v) the determination of fair value for financial instruments, including other-than-temporary impairment losses, (vi) the valuation of real estate held for sale, and (vii) the valuation of or recognition of deferred tax assets and liabilities. See Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan and lease losses or sustain loan and lease losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As of December 31, 2018, we had goodwill of $128.2 million, or 19.7% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

The accounting for loans acquired in connection with our recapitalization and acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

All loans acquired as part of our recapitalization in 2013 as well as loans acquired in connection with our subsequent acquisitions, including the Ridgestone acquisition in October 2016 and First Evanston acquisition in May 2018, have been recorded at their estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. The determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan and lease losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable yield with a positive impact on interest income prospectively. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively affect our results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. The acquisition of Ridgestone in 2016, First Evanston in 2018 and the improved risk profile of the Company are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of the interest rate environment and loan and lease growth capabilities or other factors, our ability to realize the net deferred tax assets could be affected.

Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could cause an ownership change and could limit our ability to utilize our net operating loss carryforwards and other tax attributes pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded net deferred tax assets. As of December 31, 2018, we did not have a valuation allowance against our net deferred tax assets for certain amounts related to U.S. net operating loss carryforwards, and our net deferred tax assets as of December 31, 2018 were $35.6 million. See Note 11 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further discussion of our deferred tax assets.

In December 2017, the U.S. Congress passed legislation that decreased the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the rate change, our net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and, as a result, we recorded income tax expense of $7.2 million, or $0.24 per diluted share, during the fourth quarter of 2017 as a result of this change. We expect our effective tax rate for 2019 to be approximately 27% to 29%.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally. For example, in 2016, the FASB approved a new accounting standard that would require companies to include lease obligations on their balance sheets, which will be effective for us in 2020. This new standard will result in changes to our accounting presentation and could adversely affect our balance sheet.

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

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

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

We recently completed our initial public offering. Fulfilling our public company financial reporting and other regulatory obligations and our ongoing transition to a standalone public company will be expensive and time consuming and may strain our resources.

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

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements as of December 31, 2018. The JOBS Act provides that, so long as we qualify as an “emerging growth company”, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company”.

Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

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

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations. Recent political developments have led to additional uncertainty as to the implementation, scope and timing of regulatory reforms.

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

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. See Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements” for more information on the capital adequacy standards that we must meet and maintain.

In particular, the capital adequacy and liquidity requirements applicable to Byline Bancorp, Inc. and Byline Bank under the capital rules implementing the Basel III capital framework in the United States (the “Capital Rules”) began to be phased-in starting in 2015. Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The Basel III rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital. However, we are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital. The Basel III Capital Rules became effective as applied to us and Byline Bank on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for many of the changes.

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

Our ability to pay dividends may be limited and we do not intend to pay cash dividends on our common stock in the foreseeable future; consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

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

The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. See Item 1. “Business—Supervision and Regulation—Consumer Financial Protection”. Notwithstanding that insured depository institutions with assets of $10 billion or less (such as Byline Bank) will continue to be supervised and examined by their primary federal regulators, the ultimate impact of this heightened scrutiny is uncertain and could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the severe economic recession occurring during 2007 through 2009, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

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

We have continued to grow our business both organically and through the acquisition of smaller banks that management believes strategically fit within our franchise and that we believe support our businesses and make financial and strategic sense, such as our acquisition of Ridgestone in 2016, First Evanston in 2018, and our recently announced pending acquisition of Oak Park River Forest Bankshares, Inc. In the event that we continue to pursue further acquisitions, we may have difficulty executing on and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

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

As to any acquisition that we complete, including the Ridgestone and First Evanston acquisitions, which took place in October 2016 and May 2018, respectively, as well as the anticipated acquisition of Oak Park River Forest, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

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

Other Risks

Our principal stockholder, MBG Investors I, L.P. has significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 31.6% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

MBG Investors I, L.P. could sell its interest in us to a third-party in a private transaction, which may not lead to your realization of any change of control premium on shares of our common stock and would subject us to the influence of a presently unknown third-party.

The ability of MBG Investors I, L.P. to sell its shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire all of the shares of our outstanding common stock, could prevent our stockholders from realizing any change of control premium on shares of our common stock that they own that may accrue to MBG Investors I, L.P. on its private sale of our common stock.

Future sales of our common stock in the public market, including by our pre-IPO stockholders, could lower our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or from the perception that such sales could occur. These sales, or the possibility that these sales may occur, also may make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

Certain of our pre-IPO stockholders, including affiliates such as MBG Investors, I, L.P., hold restricted shares that could be sold in accordance with the volume, manner of sale and other limitations under Rule 144 or through registration under the Securities Act. We cannot predict the size of future issuances or sales of our common stock by our pre-IPO stockholders or the effect, if any, that future issuances or sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

We may be adversely affected by risks associated with our successful banking system conversion, including failure to realize anticipated benefits and to overcome integration risks, which could adversely affect our growth, profitability, and customer experience.

In order to support our continued growth and to continue to provide first-rate banking products and services to our customers, we have converted our core bank processing platform to FIS’s Integrated Banking Services. We successfully finalized the conversion in February of 2019. However, there can be no assurance that we will be able to realize the full anticipated benefits of the conversion and overcome associated integration risks.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 57 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease 24 of our retail branch offices and our headquarters and own the remainder of our retail branch offices. We are continually evaluating opportunities to improve our existing branches, and we have closed and may close branches in certain circumstances to improve our efficiency.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “BY.”  There were approximately 762 holders of record of our common stock as of March 14, 2019.

The timing and amount of cash dividends paid depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to us by Byline Bank and cash on hand. The Company is subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring, and Byline Bank from paying, dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes. See Item 1. “Business – Supervision and Regulations – Dividends; Stress Testing” above and Note 21 of notes to consolidated financial statements contained in Item 8 of this report.

Issuer Purchases of Equity Securities.

The Company did not repurchase any of its common stock during the quarter ended December 31, 2018.

Equity Compensation Plan Information.

The equity compensation plan information is presented under Part III, Item 12 of the report and is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on the Company’s common stock from June 30, 2017 (the date of our initial public offering and listing on the NYSE) through December 31, 2018, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the SNL $1 Billion to $5 Billion Asset U.S. Bank Index, and (3) a peer group of the SNL $5 Billion to $10 Billion Asset U.S. Bank Index. Total return assumes the reinvestment of all dividends.

Index	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Byline Bancorp, Inc.	$100.00	$106.03	$114.56	$114.36	$111.42	$113.22	$83.09
Russel 2000	100.00	105.67	109.20	109.11	117.57	121.77	97.17
SNL U.S. Bank $1B-$5B	100.00	106.72	106.39	108.42	115.56	111.19	93.21
SNL U.S. Bank $5B-$10B	100.00	103.85	103.24	104.48	110.00	108.95	93.44
*	The information assumes that $100 was invested at the closing price on June 30, 2017 in the Company’s stock and each index, and that all dividends are reinvested.

Item 6. Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2018, 2017, 2016, 2015, and 2014, and is derived from our audited financial statements. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance, and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in Item 6 of this report, for more information.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2018	2017	2016	2015	2014
Income Statement Data
Net interest income	$178,605	$122,912	$90,618	$76,632	$84,090
Provision for loan and lease losses	18,795	12,653	10,352	6,966	5,711
Non-interest income	51,639	50,058	25,904	20,839	18,253
Non-interest expense	156,009	119,523	100,686	105,172	97,919
Income (loss) before income taxes	55,440	40,794	5,484	(14,667)	(1,287)
Provision (benefit) for income taxes	14,247	19,099	(61,245)	307	—
Net income (loss)	41,193	21,695	66,729	(14,974)	(1,287)
Dividends on preferred shares	783	11,277	—	—	—
Income available (loss attributable) to common stockholders	40,410	10,418	66,729	(14,974)	(1,287)
Earnings per Common Share
Basic earnings (loss) per common share	$1.21	$0.39	$3.31	$(0.86)	$(0.07)
Diluted earnings (loss) per common share	$1.18	$0.38	$3.27	$(0.86)	$(0.07)
Adjusted diluted earnings (loss) per share(2)(3)(4)	$1.43	$0.52	$0.38	$(0.80)	$(0.07)
Weighted-average common shares outstanding (basic)	33,292,619	26,963,517	20,141,630	17,332,775	17,332,775
Weighted-average common shares outstanding (diluted)(1)	34,179,754	27,547,314	20,430,783	17,332,775	17,332,775
Common shares outstanding	36,343,239	29,317,298	24,616,706	17,332,775	17,332,775
Balance Sheet Data
Loans and leases held for investment, before allowance for loan and lease losses(5)	$3,501,626	$2,277,492	$2,148,011	$1,345,437	$1,284,969
Loans and leases held for sale	19,827	5,212	23,976	268	351
Allowance for loan and lease losses (ALLL)	25,201	16,706	10,923	7,632	4,794
Acquisition accounting adjustments(6)	34,029	31,693	43,242	19,171	69,834
Interest-bearing deposits in other banks	91,670	38,945	28,798	23,572	133,281
Investment securities	916,922	700,399	747,406	879,192	689,373
Assets held for sale	14,489	9,779	14,748	2,259	—
Other real estate owned, net	5,314	10,626	16,570	26,715	56,181
Goodwill and other intangibles	161,596	71,318	71,801	48,014	50,891
Servicing assets	19,693	21,400	21,091	—	—
Total assets	4,942,574	3,366,130	3,295,830	2,479,870	2,376,449
Total deposits	3,749,916	2,443,329	2,490,394	2,180,624	2,100,057
Total liabilities	4,291,902	2,907,552	2,913,172	2,291,596	2,167,378
Total stockholders’ equity	650,672	458,578	382,658	188,274	209,071
Deposits per branch	63,558	43,631	43,691	26,273	24,139
Book value per common share	17.62	15.29	14.51	10.00	11.20
Tangible book value per common share(2)	13.17	12.85	11.59	7.23	8.26
Performance Ratios
Net interest margin	4.60%	4.11%	3.59%	3.44%	3.88%
Cost of deposits	0.60	0.31	0.20	0.20	0.14
Efficiency ratio(7)	65.31	67.32	83.83	104.84	92.78
Adjusted efficiency ratio(2)(3)(7)	59.87	66.04	81.73	103.72	92.78
Non-interest expense to average assets	3.68	3.62	3.66	4.22	4.03
Adjusted non-interest expense to average assets(2)(3)	3.39	3.55	3.57	4.18	4.03
Return on average stockholders’ equity	7.34	5.08	27.93	(7.21)	(0.62)
Adjusted return on average stockholders' equity(2)(3)(4)	8.85	5.97	3.25	(6.69)	(0.62)
Return on average assets	0.97	0.66	2.42	(0.60)	(0.05)
Adjusted return on average assets(2)(3)(4)	1.17	0.77	0.28	(0.56)	(0.05)
Non-interest income to total revenues(2)	22.43	28.94	22.23	21.38	17.84
Pre-tax pre-provision return on average assets(2)	1.75	1.62	0.57	(0.31)	0.18
Adjusted pre-tax pre-provision return on average assets(2)(3)	2.05	1.69	0.66	(0.27)	0.18
Return on average tangible common stockholders' equity(2)	10.44	3.61	40.62	(8.39)	1.17
Adjusted return on average tangible common stockholders' equity(2)(3)(4)	12.44	4.73	6.24	(7.62)	1.17
Non-interest-bearing deposits to total deposits	31.81	31.14	29.09	28.73	28.71
Loans and leases held for sale and loans and leases held for investment to total deposits	93.91	93.43	87.21	61.71	61.20
Deposits to total liabilities	87.37	84.03	85.49	95.16	96.89

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2018	2017	2016	2015	2014
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ALLL	0.79%	0.74%	0.34%	0.69%	0.62%
ALLL / total loans and leases held for investment, net before ALLL	0.72	0.73	0.51	0.57	0.37
Net charge-offs (recoveries) / average total loans and leases held for investment, net before ALLL	0.35	0.31	0.42	0.33	0.14
Capital Ratios
Common equity to assets	12.95%	13.31%	10.84%	6.99%	8.17%
Tangible common equity to tangible assets(2)	10.01	11.44	8.85	5.15	6.16
Leverage ratio	11.05	12.18	10.07	7.85	8.08
Tier 1 common ratio(8)	11.85	13.68	11.20	8.92	11.30
Tier 1 ratio	13.30	15.18	12.78	12.00	13.37
Total capital ratio	13.99	15.89	13.28	12.51	13.73

(1)	Due to losses for the years ended December 31, 2015 and 2014, zero incremental shares are included because the effect would be anti-dilutive.
(2)

Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures” for a reconciliation of Byline’s Non-GAAP measures to the most directly comparable GAAP financial measure.

(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates and reversal of valuation allowance on net deferred tax assets.
(5)	Represents loans and leases, net of acquisition accounting adjustments, unearned deferred fees and costs and initial indirect costs.
(6)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(7)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(8)	Ratio not effective until January 1, 2015 but presented for comparison purposes only.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in Item 6. “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance.

•

“Adjusted net income (loss)” and “adjusted diluted earnings (loss) per share” exclude certain significant items, which include incremental income tax benefit related to the reversal of the valuation allowance on our net deferred tax assets, incremental income tax benefit related to Illinois corporate income tax rate increases, incremental income tax expense or benefit related to federal corporate income tax reductions, impairment charges on assets held for sale, merger-related expenses, and core system conversion expenses adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.

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

•

“Pre‑tax pre‑provision net income (loss)” is pre‑tax income (loss) plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the net deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate. The metric demonstrates income excluding the tax provision or benefit and excludes the provision for loan and lease losses.

•

“Adjusted pre-tax pre-provision net income (loss)” is pre-tax pre-provision net income (loss) excluding certain significant items, which include impairment charges on assets held for sale, merger-related expenses, and core system conversion expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

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
•

“Tangible book value per common share” is calculated as tangible common equity, which is stockholders’ equity reduced by preferred stock and goodwill and other intangible assets, divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.

•

“Tangible common equity to tangible assets” is calculated as tangible common equity divided by tangible assets, which is total assets reduced by goodwill and other intangible assets. Management believes this metric is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.

•	“Tangible net income available (loss attributable) to common stockholders” is net income available to common stockholders excluding after-tax intangible asset amortization.
•

“Adjusted tangible net income available (loss attributable) to common stockholders” is tangible net income available to common stockholders excluding certain significant items. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Return on average tangible common stockholders’ equity” is tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

•

“Adjusted return on average tangible common stockholders’ equity” is adjusted tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015
Net income (loss) and earnings (loss) per share excluding significant items
Reported Net Income (Loss)	$41,193	$21,695	$66,729	$(14,974)
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	(61,377)	—
Incremental income tax benefit of state tax rate change	—	(4,790)	—	—
Incremental income tax expense attributed to federal income tax reform	(724)	7,154	—	—
Impairment charges on assets held for sale	628	951	905	1,092
Merger-related expense	2,056	1,272	1,550	—
Core system conversion expense	9,847	—	—	—
Tax benefit on impairment charges and merger- related expenses	(3,275)	(781)	(31)	—
Adjusted Net Income (Loss)	$49,725	$25,501	$7,776	$(13,882)
Reported Diluted Earnings (Loss) per Share	$1.18	$0.38	$3.27	$(0.86)
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	(3.01)	—
Incremental income tax benefit of state tax rate change	—	(0.17)	—	—
Incremental income tax expense attributed to federal income tax reform	(0.02)	0.26	—	—
Impairment charges on assets held for sale	0.02	0.03	0.04	0.06
Merger-related expense	0.06	0.05	0.08	—
Core system conversion expense	0.29	—	—	—
Tax benefit on impairment charges and merger- related expenses	(0.10)	(0.03)	—	—
Adjusted Diluted Earnings (Loss) per Share	$1.43	$0.52	$0.38	$(0.80)

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015
Adjusted non-interest expense:
Non-interest expense	$156,009	$119,523	$100,686	$105,172
Less: significant items
Impairment charges on assets held for sale	628	951	905	1,092
Merger-related expense	2,056	1,272	1,550	—
Core system conversion expense	9,847	—	—	—
Adjusted non-interest expense	$143,478	$117,300	$98,231	$104,080
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$143,478	$117,300	$98,231	$104,080
Less: Amortization of intangible assets	5,629	3,074	3,003	2,980
Adjusted non-interest expense excluding amortization of intangible assets	$137,849	$114,226	$95,228	$101,100
Pre-tax pre-provision net income (loss):
Pre-tax income (loss)	$55,440	$40,794	$5,484	$(14,667)
Add: Provision for loan and lease losses	18,795	12,653	10,352	6,966
Pre-tax pre-provision net income (loss)	$74,235	$53,447	$15,836	$(7,701)
Adjusted pre-tax pre-provision net income (loss):
Pre-tax pre-provision net income (loss)	$74,235	$53,447	$15,836	$(7,701)
Impairment charges on assets held for sale	628	951	905	1,092
Merger-related expense	2,056	1,272	1,550	—
Core system conversion expense	9,847	—	—	—
Adjusted pre-tax pre-provision net income (loss)	$86,766	$55,670	$18,291	$(6,609)
Total revenues:
Net interest income	$178,605	$122,912	$90,618	$76,632
Add: non-interest income	51,639	50,058	25,904	20,839
Total revenues	$230,244	$172,970	$116,522	$97,471
Tangible common stockholders' equity:
Total stockholders' equity	$650,672	$458,578	$382,658	$188,274
Less: Preferred stock	10,438	10,438	25,441	15,003
Less: Goodwill	128,177	54,562	51,975	25,688
Less: Core deposit intangibles and other intangibles	33,419	16,756	19,826	22,326
Tangible common stockholders' equity	$478,638	$376,822	$285,416	$125,257
Tangible assets:
Total assets	$4,942,574	$3,366,130	$3,295,830	$2,479,870
Less: Goodwill	128,177	54,562	51,975	25,688
Less: Core deposit intangibles and other intangibles	33,419	16,756	19,826	22,326
Tangible assets	$4,780,978	$3,294,812	$3,224,029	$2,431,856
Average tangible common stockholders' equity:
Average total stockholders' equity	$561,568	$427,339	$238,950	$207,596
Less: Average preferred stock	10,438	17,837	15,060	15,003
Less: Average goodwill	97,349	51,975	31,362	25,676
Less: Average core deposit intangibles and other intangibles	27,679	18,360	21,021	23,909
Average tangible common stockholders' equity	$426,102	$339,167	$171,507	$143,008
Average tangible assets:
Average total assets	$4,238,602	$3,302,231	$2,754,738	$2,490,184
Less: Average goodwill	97,349	51,975	31,362	25,676
Less: Average core deposit intangibles and other intangibles	27,679	18,360	21,021	23,909
Average tangible assets	$4,113,574	$3,231,896	$2,702,355	$2,440,599
Tangible net income available (loss attributable) to common stockholders:
Net income available (loss attributable) to common stockholders	$40,410	$10,418	$66,729	$(14,974)
Add: After-tax intangible asset amortization	4,061	1,825	2,931	2,980
Tangible net income available (loss attributable) to common stockholders	$44,471	$12,243	$69,660	$(11,994)
Adjusted Tangible net income available (loss attributable) to common stockholders:
Tangible net income available (loss attributable) to common stockholders	$44,471	$12,243	$69,660	$(11,994)
Net deferred tax asset valuation allowance reversal	—	—	(61,377)	—
Incremental income tax benefit of state tax rate change	—	(4,790)	—	—
Incremental income tax benefit (expense) attributed to federal income tax reform	(724)	7,154	—	—
Impairment charges on assets held for sale	628	951	905	1,092
Merger-related expense	2,056	1,272	1,550	—
Core system conversion expense	9,847	—	—	—
Tax benefit on significant items	(3,275)	(781)	(31)	—
Adjusted tangible net income available (loss attributable) to common stockholders	$53,003	$16,049	$10,707	$(10,902)

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2018	2017	2016	2015
Net interest margin:
Reported net interest margin	4.60%	4.11%	3.59%	3.44%
Effect of accretion income on acquired loans	(0.53)%	(0.29)%	(0.11)%	(0.36)%
Net interest margin excluding accretion	4.07%	3.82%	3.48%	3.08%
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income (loss)	$74,235	$53,447	$15,836	$(7,701)
Total average assets	4,238,602	3,302,231	2,754,738	2,490,184
Pre-tax pre-provision return on average assets	1.75%	1.62%	0.57%	(0.31)%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income (loss)	$86,766	$55,670	$18,291	$(6,609)
Total average assets	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted pre-tax pre-provision return on average assets:	2.05%	1.69%	0.66%	(0.27)%
Non-interest income to total revenues:
Non-interest income	$51,639	$50,058	$25,904	$20,839
Total revenues	230,244	172,970	116,522	97,471
Non-interest income to total revenues	22.43%	28.94%	22.23%	21.38%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$143,478	$117,300	$98,231	$104,080
Total average assets	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted non-interest expense to average assets	3.39%	3.55%	3.57%	4.18%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$137,849	$114,226	$95,228	$101,100
Total revenues	230,244	172,970	116,522	97,471
Adjusted efficiency ratio	59.87%	66.04%	81.73%	103.72%
Adjusted return on average assets:
Adjusted net income (loss)	$49,725	$25,501	$7,776	$(13,882)
Total average assets	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted return on average assets	1.17%	0.77%	0.28%	(0.56)%
Adjusted return on average stockholders' equity:
Adjusted net income (loss)	$49,725	$25,501	$7,776	$(13,882)
Average stockholders' equity	561,568	427,339	238,950	207,596
Adjusted return on average stockholders' equity	8.85%	5.97%	3.25%	(6.69)%
Tangible common equity to tangible assets:
Tangible common equity	$478,638	$376,822	$285,416	$125,257
Tangible assets	4,780,977	3,294,812	3,224,029	2,431,856
Tangible common equity to tangible assets	10.01%	11.44%	8.85%	5.15%
Return on average tangible common stockholders' equity:
Tangible net income available (loss attributable) to common stockholders	$44,471	$12,243	$69,660	$(11,994)
Average tangible common stockholders' equity	426,102	339,167	171,507	143,008
Return on average tangible common stockholders' equity:	10.44%	3.61%	40.62%	(8.39)%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available (loss attributable) to common stockholders	$53,003	$16,049	$10,707	$(10,902)
Average tangible common stockholders' equity	426,102	339,167	171,507	143,008
Adjusted return on average tangible common stockholders' equity	12.44%	4.73%	6.24%	(7.62)%
Tangible book value per share:
Tangible common equity	$478,638	$376,822	$285,416	$125,257
Common shares outstanding	36,343,239	29,317,298	24,616,706	17,332,775
Tangible book value per share	$13.17	$12.85	$11.59	$7.23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our financial statements and notes thereto included in Item 8 of this report. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward‑Looking Statements” and “Risk Factors”. Byline assumes no obligation to update any of these forward‑looking statements.

Critical accounting policies and estimates

Our accounting and reporting policies conform to GAAP and to general practices within the Banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes; and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

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

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this annual report on Form 10-K, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period provided for under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited consolidated financial statements contained in Item 8 of this report.

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

Originated loans and leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. The new loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the new loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding. Additionally, once an acquired non-impaired loan reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

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

The ALLL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan and lease losses as of the dates of the Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis. We increase our ALLL by charging provisions for probable losses against our income and decreased by charge‑offs, net of recoveries.

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

Servicing assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 18 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

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

Customer relationship intangible.  Other intangible assets also include our customer relationship intangible asset. In valuing our customer relationship intangibles, we consider variables such as assets under management, attrition rates, and fee structure. Customer relationship intangibles are currently amortized over a 12 year period.

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

See Note 18 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of real estate held for sale

Other real estate owned (OREO).  OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments, included within non-interest expense. Operating expenses of such properties, net of related income, are included in non‑interest expense, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Assets held for sale.  Assets held for sale consist of former branch locations and real estate purchased for expansion. Assets are considered held for sale when management has approved a plan to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Adjustments to reduce the asset balances to fair value are recorded at the time of transfer and are recognized through a charge against income. An assessment of the recoverability of other long-lived assets associated with all branches is periodically performed, resulting in impairment losses which are reflected in other non-interest expense.

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

These factors and metrics described in this annual report on Form 10-K may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of other financial services companies, given our limited operating history and strategic acquisitions since our recapitalization.

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

We reported consolidated net income of $41.2 million for the year ended December 31, 2018, compared to net income of $21.7 million for the year ended December 31, 2017, an increase of $19.5 million. The increase in net income was attributable to a $55.7 million increase in net interest income, a $4.9 million decrease in provision for income taxes, and a $1.6 million increase in non-interest income, offset by a $36.5 million increase in non-interest expense and a $6.1 million increase in provision for loan and lease losses. The increase in net interest income during the year ended December 31, 2018 was a result of the First Evanston acquisition, organic loan growth, and recent market interest rate increases, slightly offset by increases in interest-bearing deposit costs during the current period. The decrease in provision for income taxes was primarily driven by the revaluation of our net deferred tax assets resulting from federal tax reform during the year ended December 31, 2017. The increase in non-interest income was primarily driven by increased fees and service charges as well as wealth management and trust income as a result of the First Evanston acquisition. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $13.1 million due to organizational growth as a result of the First Evanston acquisition, an increase in data processing of $8.7 million due to expenses incurred in 2018 related to the core banking system conversion we completed in the first quarter of 2019, and an increase in legal, audit and other professional fees of $4.3 million partially due to merger-related expenses. The increase in provision for loan and lease losses was primarily driven by new loan and lease originations.

We reported consolidated net income of $21.7 million for the year ended December 31, 2017, compared to net income of $66.7 million for the year ended December 31, 2016. The decrease in net income was primarily attributable to a $61.4 million income tax benefit that was recognized for the year ended December 31, 2017 due to the reversal of the valuation allowance on our net deferred tax asset. Adjusted net income, including this reversal as well as tax reform and tax rate change adjustments, impairment charges on assets held for sale, and merger-related expenses, was $25.5 million and $7.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information on how adjusted net income is calculated. Additional factors contributing to the increase in net income and adjusted net income were strategies implemented by management during 2016 to develop organic loan growth with a high quality deposit base, implementation of a strategic branch consolidation, decreases in workout expenses, and the Ridgestone acquisition.

Dividend declared and paid on our Series B Preferred Stock were $783,000 and $776,000 for the years ended December 31, 2018 and 2017, respectively. During the second quarter of 2017, and in connection with our initial public offering, we agreed to repurchase all $15.0 million of our outstanding shares of Series A Preferred Stock for $25.5 million. The $10.5 million excess of consideration paid over the $15.0 million carrying amount of the Series A Preferred Stock was treated as a one-time dividend declaration on the Series A Preferred Stock. Both the dividend declared on the Series A Preferred Stock and the regular quarterly dividends paid on our Series B Preferred Stock are reflected in the reported net income available to common stockholders. For the year ended December 31, 2017, dividends on the Series A and Series B Preferred Stock were $11.3 million, or $0.42 per basic and $0.41 per diluted common share. There were no preferred dividends declared or paid for the year ended December 31, 2016.

For the years ended December 31, 2018, 2017 and 2016, net income available to common stockholders was $40.4 million, or $1.21 per basic and $1.18 per diluted common share, $10.4 million, or $0.39 per basic and $0.38 per diluted common share, and $66.7 million, or $3.31 per basic and $3.27 per diluted common share, respectively.

Our results of operations for the years ended December 31, 2018, 2017 and 2016 produced an annual return on average assets of 0.97%, 0.66% and 2.42%, and a return on average stockholders’ equity of 7.34%, 5.08% and 27.93%, respectively.

Net interest income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, FHLB advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisitions of Ridgestone and First Evanston, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of December 31, 2018, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 8.0% of our total loan portfolio, compared to 14.4 % at December 31, 2017 and 18.8% at December 31, 2016.

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

	Year Ended December 31,
	2018			2017			2016
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$76,710	$964	1.26%	$50,865	$401	0.79%	$32,927	$109	0.33%
Loans and leases(1)	2,947,458	184,972	6.28%	2,193,956	120,406	5.48%	1,671,751	83,150	4.97%
Securities available-for-sale	722,841	17,568	2.43%	604,762	12,691	2.10%	667,502	11,720	1.76%
Securities held-to-maturity	94,519	2,352	2.49%	114,143	2,671	2.34%	134,477	2,733	2.03%
Tax-exempt securities(2)	44,245	1,095	2.47%	23,413	634	2.71%	20,504	653	3.18%
Total interest-earning assets	$3,885,773	$206,951	5.33%	$2,987,139	$136,803	4.58%	$2,527,161	$98,365	3.89%
Allowance for loan and lease losses	(20,378)			(13,755)			(7,385)
All other assets	373,207			328,847			234,962
TOTAL ASSETS	$4,238,602			$3,302,231			$2,754,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$260,405	$953	0.37%	$186,177	$118	0.06%	$187,042	$131	0.07%
Money market accounts	522,599	3,857	0.74%	378,796	1,056	0.28%	401,628	992	0.25%
Savings	465,322	465	0.10%	443,024	316	0.07%	442,458	307	0.07%
Time deposits	954,686	14,054	1.47%	764,114	6,246	0.82%	583,022	3,150	0.54%
Total interest-bearing deposits	2,203,012	19,329	0.88%	1,772,111	7,736	0.44%	1,614,150	4,580	0.28%
Federal Home Loan Bank advances	365,533	6,160	1.69%	252,720	3,291	1.30%	151,508	706	0.47%
Other borrowed funds	60,259	2,857	4.74%	66,280	2,864	4.32%	45,172	2,461	5.45%
Total borrowings	425,792	9,017	2.12%	319,000	6,155	1.93%	196,680	3,167	1.61%
Total interest-bearing liabilities	$2,628,804	$28,346	1.08%	$2,091,111	$13,891	0.66%	$1,810,830	$7,747	0.43%
Non-interest bearing demand deposits	1,002,955			744,797			666,221
Other liabilities	45,275			38,984			38,737
Total stockholders’ equity	561,568			427,339			238,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,238,602			$3,302,231			$2,754,738
Net interest spread(3)			4.25%			3.92%			3.46%
Net interest income		$178,605			$122,912			$90,618
Net interest margin(4)			4.60%			4.11%			3.59%

Net loan accretion impact on margin		$20,550	0.53%		$8,647	0.29%		$2,795	0.11%
Net interest margin excluding accretion(6)			4.07%			3.82%			3.48%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income divided by total average interest-earning assets.
(5)	Average balances are average daily balances.
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

	Year Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$325	$238	$563	$141	$151	$292
Loans and leases(1)	52,851	11,715	64,566	28,518	8,738	37,256
Securities available-for-sale	2,867	2,010	4,877	(1,316)	2,287	971
Securities held-to-maturity	(488)	169	(319)	(476)	414	(62)
Tax-exempt securities	516	(55)	461	79	(98)	(19)
Total interest income	$56,071	$14,077	$70,148	$26,946	$11,492	$38,438
Interest expense
Deposits
Interest checking	$272	$563	$835	$(1)	$(12)	$(13)
Money market accounts	1,062	1,739	2,801	(64)	128	64
Savings	22	127	149	1	8	9
Time deposits	2,806	5,002	7,808	1,480	1,616	3,096
Total interest-bearing deposits	4,162	7,431	11,593	1,416	1,740	3,156
Federal Home Loan Bank advances	1,901	968	2,869	1,318	1,267	2,585
Other borrowed funds	361	(368)	(7)	912	(509)	403
Total borrowings	2,262	600	2,862	2,230	758	2,988
Total interest expense	$6,424	$8,031	$14,455	$3,646	$2,498	$6,144
Net interest income	$49,647	$6,046	$55,693	$23,300	$8,994	$32,294

(1)	Includes loans and leases on non-accrual status.

Net interest income for the year ended December 31, 2018 was $178.6 million, an increase of $55.7 million, or 45.3% compared to the same period in 2017. The increase in interest income of $70.1 million was primarily a result of an increase in loans as a result of the First Evanston acquisition, organic loan and lease growth, an increase in average yield on loans and leases, and an increase in average yield on securities available-for-sale. The average balance of interest-earning assets was $3.9 billion for the year ended December 31, 2018, an increase of $898.6 million, or 30.1%, compared to 2017. Interest expense increased by $14.5 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to increased interest expense on interest-bearing deposits resulting from increased yields as a result of an increase in market interest rates, promotional time deposit campaigns, deposits assumed as part of the First Evanston merger, and FHLB advances resulting from an increase in borrowings to fund growth. Average total interest-bearing deposits increased $430.9 million, or 24.3%, and average total FHLB advances increased $112.8 million, or 44.6%, during 2018 compared to the same period in 2017.

Net interest income for the year ended December 31, 2017 was $122.9 million, an increase of $32.3 million, or 35.6% compared to the same period in 2016. The increase in interest income of $38.4 million was primarily a result of organic growth of the loan and lease portfolio and the Ridgestone acquisition. The average balance of interest-earning assets was $3.0 billion for the year ended December 31, 2017, an increase of $460.0 million, or 18.1%, compared to the same period in 2016. Interest expense increased by $6.1 million for the year ended December 31, 2017 compared to the same period in 2016, primarily due to increased interest expense on interest-bearing deposits and FHLB advances. Average total interest-bearing deposits increased $158.0 million, or 9.8%, and average total FHLB advances increased $101.2 million, or 66.8%, in 2017 compared to the same period in 2016.

Interest expense on borrowings for the year ended December 31, 2018 was $9.0 million compared to $6.2 million for the year ended December 31, 2017, an increase of $2.9 million, or 46.5%. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2018, which was a result of growth in the loan and lease portfolio. Interest expense on FHLB advances for the year ended December 31, 2018 was $6.2 million compared to $3.3 million for the year ended December 31, 2017, an increase of $2.9 million. Interest expense on junior subordinated debentures issued to unconsolidated trusts and other borrowings for the years ended December 31, 2018 and 2017 was $2.9 million. There was $2,000 of interest expense on the line of credit for the year ended December 31, 2018 compared to $568,000 for the year ended December 31, 2017.

Interest expense on borrowings for the year ended December 31, 2017 was $6.2 million compared to $3.2 million for the year ended December 31, 2016, an increase of $3.0 million, or 94.4%. This increase was primarily driven by the increase in outstanding FHLB advances during the year ended December 31, 2017, which was a result from growth in the loan and lease portfolios. Interest expense on FHLB advances for the year ended December 31, 2017 was $3.3 million compared to $706,000 for the year ended December 31, 2016, an increase of $2.6 million. Interest expense on junior subordinated debentures issued to unconsolidated trusts for the year ended December 31, 2017 was $2.2 million compared to $2.1 million for the year ended December 31, 2016, an increase of $83,000 or 3.9%. Interest expense on the line of credit was $568,000 compared to $328,000 for the year ended December 31, 2016, an increase of $240,000 or 72.8%. The increase of interest expense resulted primarily from volume changes.

The net interest margin for the year ended December 31, 2018 was 4.60%, an increase of 49 basis points compared to 4.11% for the year ended December 31, 2017. The average yield on interest-earning assets increased 75 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017, while the average rate paid on interest-bearing liabilities increased by 42 basis points, for an increase in the interest rate spread of 33 basis points. The primary driver of the increase was an increase in average loan and lease yields and an increase in loan accretion income, partially offset by an increase in average interest-bearing deposit yields resulting from rising interest rates and our time deposit promotion strategy.

The net interest margin for the year ended December 31, 2017 was 4.11%, an increase of 52 basis points compared to 3.59% for the year ended December 31, 2016. The average yield on interest-earning assets increased 69 basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016, while the average rate paid on interest-bearing liabilities increased 23 basis points, resulting in an increase in the interest rate spread of 46 basis points. The increase in the average yield on interest- earning assets was due primarily to an increase in loan interest income resulting from increased loan originations along with loans associated with the Ridgestone acquisition. The higher yielding loans obtained from the Ridgestone acquisition and acquisition accounting adjustments resulted in an increase in the average rate for the combined loan portfolio.

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

Provisions for loan and lease losses for the year ended December 31, 2018 were $18.8 million compared to $12.7 million for the year ended December 31, 2017, an increase of $6.1 million or 48.5%, primarily due to an increase in loans as a result of organic growth. The increase is partially due to an increase in a specific reserve on a commercial loan relationship during the first quarter of 2018, additional specific impairment in the unguaranteed portion of the U.S. government guaranteed portfolio, and an increase to the general reserve driven by growth in the originated loan and lease portfolio. The ALLL as a percentage of loans and leases decreased slightly from 0.73% at December 31, 2017 to 0.72% at December 31, 2018.

The provision for loan and lease losses for the year ended December 31, 2017 was $12.7 million compared to $10.4 million for the year ended December 31, 2016, an increase of $2.3 million or 22.2%, primarily due to an increase in loans as a result of organic growth. The ALLL as a percentage of loans and leases increased from 0.51% at December 31, 2016 to 0.73% at December 31, 2017.

Non-interest income

Non-interest income was $51.6 million for the year ended December 31, 2018, compared to $50.1 million for the year ended December 31, 2017, an increase of $1.6 million or 3.2%. The increase in non-interest income was primarily driven by increased fees and service charges and wealth management and trust income as a result of the First Evanston acquisition, increased derivative products fee income, and increased gains on sale of former branch properties, partially offset by an increased downward loan servicing asset revaluation and decreased gains on sales of government guaranteed loans.

Non-interest income was $50.1 million for the year ended December 31, 2017, compared to $25.9 million for the year ended December 31, 2016, an increase of $24.2 million or 93.3%. The increase in non-interest income was primarily driven by an increase in gains on sales of loans and servicing fees.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Fees and service charges on deposits	$6,445	$5,289	$5,665
Loan servicing revenue	10,272	9,599	1,649
Loan servicing asset revaluation	(9,269)	(5,941)	257
ATM and interchange fees	5,426	5,840	5,856
Net gains on sales of securities available-for-sale	164	8	3,227
Net gains on sales of loans	31,551	33,062	4,323
Wealth management and trust income	1,545	—	—
Other non-interest income	5,505	2,201	4,927
Total non-interest income	$51,639	$50,058	$25,904

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other charges. Fees and service charges on deposits were $6.4 million for the year ended December 31, 2018 compared to $5.3 million for the year ended December 31, 2017, an increase of $1.2 million or 21.9%. The increase was primarily driven by additional business deposit accounts from the First Evanston acquisition.

Fees and service charges on deposits were $5.3 million for the year ended December 31, 2017 compared to $5.7 million for the year ended December 31, 2016, a decrease of $376,000 or 6.5%. The decrease was primarily driven by a decline in interchange income due to lower transaction volume during the year.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $10.3 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the year ended December 31, 2018, compared to $9.6 million for the year ended December 31, 2017, an increase of $673,000 or 7.0%. The increase was primarily driven by a larger volume of U.S. government guaranteed loans sold with retained servicing rights. At December 31, 2018 and 2017, the outstanding balances of guaranteed loans serviced, were $1.3 billion and $1.1 billion, respectively.

We generated $9.6 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the year ended December 31, 2017, compared to $1.6 million for the year ended December 31, 2016, an increase of $8.0 million. The increase was primarily driven by the Ridgestone acquisition in October 2016, in which we acquired the U.S. government guaranteed servicing rights. We did not receive servicing revenue prior to the Ridgestone acquisition. At December 31, 2017 and 2016, the outstanding balances of guaranteed loans serviced, were $1.1 billion and $1.0 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $9.3 million for the year ended December 31, 2018, compared to $5.9 million for the year ended December 31, 2017, an increase of $3.3 million or 56.0%. Loan servicing asset revaluation had a downward adjustment of $5.9 million for the year ended December 31, 2017, compared to an upward adjustment of $257,000 for the year ended December 31, 2016, a change of $6.2 million. The variances were primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life, on U.S. government guaranteed loans based on the current interest rate environment.

ATM and interchange fees were $5.4 million for the year ended December 31, 2018 compared to $5.8 million for the year ended December 31, 2017, a decrease of $414,000 or 7.1%. The decrease was primarily driven by a revision to our fee assessment schedule offset by increased interchange fees resulting from a credit card vendor agreement signing bonus. ATM and interchange fees were $5.8 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016, a decrease of $16,000 or 0.3%. The decrease was primarily driven by lower interchange income.

Gains on sales of securities were $164,000 for the year ended December 31, 2018 compared to $8,000 for the year ended December 31, 2017, an increase of $156,000. Gains on sales of securities were $8,000 for the year ended December 31, 2017 compared to $3.2 million for the year ended December 31, 2016, a decrease of $3.2 million. The variances were due to minimal sales during 2018 and 2017.

Net gains on sales of loans were $31.6 million for the year ended December 31, 2018 compared to $33.1 million for the year ended December 31, 2017, a decrease of $1.5 million or 4.6%. We sold $320.5 million of U.S. government guaranteed loans during the year ended December 31, 2018 compared to $311.3 million during the year ended December 31, 2017. The decrease in net gains on sales was primarily driven by a decrease in average premiums.

Net gains on sales of loans were $33.1 million for the year ended December 31, 2017 compared to $4.3 million for the year ended December 31, 2016, an increase of $28.7 million. We sold $311.3 million of U.S. government guaranteed loans during the year ended December 31, 2017. The increase in net gains was primarily due to a full year of sales subsequent to our acquisition of Ridgestone.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $1.5 million for the year ended December 31, 2018. Prior to the First Evanston acquisition during the second quarter of 2018, we did not offer these services. Assets under management were $571.5 million as of December 31, 2018.

Other non-interest income was $5.5 million for the year ended December 31, 2018 compared to $2.2 million for the year ended December 31, 2017, an increase of $3.3 million. Customer derivative products fee income was $1.7 million for the year ended December 31, 2018 compared to $393,000 for the year ended December 31, 2017, and increase of $1.3 million. Gains on sales of assets held for sale were $951,000 for the year ended December 31, 2018 compared to a loss of $327,000 for the year ended December 31, 2017, an increase of $1.3 million.

Other non-interest income was $2.2 million for the year ended December 31, 2017 compared to $4.9 million for the year ended December 31, 2016, a decrease of $2.7 million or 55.3%. Customer derivative products fee income was $393,000 the year ended December 31, 2017 compared to $679,000 for the year ended December 31, 2016, a decrease of $286,000, or 42.1%. Losses on sales of assets held for sale were $327,000 for the year ended December 31, 2017 compared to gains on sales of assets held for sale of $947,000 during the year ended December 31, 2016, a decrease of $1.3 million.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2018 of $156.0 million compared to $119.5 million for the year ended December 31, 2017, an increase of $36.5 million or 30.5%. The increase was primarily due to the additional expenses as a result of our acquisition related activity, including salary and employee benefits, and core system conversion completed in the first quarter of 2019.

Non-interest expense for the year ended December 31, 2017 was $119.5 million compared to $100.7 million for the year ended December 31, 2016, an increase of $18.8 million or 18.7%. The increase was primarily due to the additional expenses as a result of the acquisition of Ridgestone.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Salaries and employee benefits	$80,382	$67,269	$50,585
Occupancy expense, net	15,829	14,078	14,330
Equipment expense	2,419	2,472	2,032
Loan and lease related expenses	6,109	3,685	2,004
Legal, audit and other professional fees	11,373	7,027	5,862
Data processing	18,242	9,539	8,157
Net loss (gain) recognized on other real estate owned and other related expenses	235	(294)	1,719
Regulatory assessments	1,744	1,193	2,553
Other intangible assets amortization expense	5,629	3,074	3,003
Advertising and promotions	1,723	1,035	623
Telecommunications	1,710	1,593	1,698
Other non-interest expense	10,614	8,852	8,120
Total non-interest expense	$156,009	$119,523	$100,686

Salaries and employee benefits expense, the single largest component of our non-interest expense, for the year ended December 31, 2018 was $80.4 million compared to $67.3 million for the year ended December 31, 2017, an increase of $13.1 million or 19.5%, primarily due to increased staffing as a result of the acquisition of First Evanston. Our staffing increased from 844 full-time equivalent employees as of December 31, 2017 to 943 as of December 31, 2018.

Salaries and employee benefits expense for the year ended December 31, 2017 was $67.3 million compared to $50.6 million for the year ended December 31, 2016, an increase of $16.7 million or 33.0%, primarily due to the acquisition of Ridgestone and partially offset by the headcount reductions from our ongoing strategic branch optimization. Our staffing increased from 795 full-time equivalent employees as of December 31, 2016 to 844 as of December 31, 2017.

Occupancy expense for the year ended December 31, 2018 was $15.8 million compared to $14.1 million for the year ended December 31, 2017, an increase of $1.8 million or 12.4%. The increase was primarily a result of branch additions as a result of the First Evanston acquisition and costs associated with our consolidation of eight branches during 2018. Occupancy expense for the year ended December 31, 2017 was $14.1 million compared to $14.3 million for the year ended December 31, 2016, a decrease of $252,000 or 1.8%. The decrease was primarily a result of our ongoing branch optimization strategy in which we consolidated 26 branches during 2016, partially offset by increased expenses as a result of the Ridgestone acquisition.

Equipment expense for the year ended December 31, 2018 was $2.4 million compared to $2.5 million for the year ended December 31, 2017, a decrease of $53,000 or 2.1%. Equipment expense for the year ended December 31, 2017 was $2.5 million compared to $2.0 million for the year ended December 31, 2016, an increase of $440,000 or 21.7%. The increase was primarily due to increased depreciation expense related to increased investment in equipment and technology assets.

Loan and lease related expenses for the year ended December 31, 2018 were $6.1 million compared to $3.7 million for the year ended December 31, 2017, an increase of $2.4 million or 65.8%. The increase was primarily driven by increased expenses associated with U.S. government guaranteed loan sales. Loan and lease related expenses for the year ended December 31, 2017 were $3.7 million compared to $2.0 million for the year ended December 31, 2016, an increase of $1.7 million or 83.9%. The increase was primarily due to the increased expenses associated with U.S. government guaranteed loan sales, partially offset by lower loan real estate tax expense for problem loans.

Legal, audit and other professional fees for the year ended December 31, 2018 were $11.4 million compared to $7.0 million for the year ended December 31, 2017, an increase of $4.3 million or 61.8%. The increase was primarily driven by increased legal and professional services incurred related to our core system conversion and our recent acquisitions. Legal, audit and other professional fees for the year ended December 31, 2017 were $7.0 million compared to $5.9 million for the year ended December 31, 2016, an increase of $1.1 million or 19.9%. The increase was primarily driven by increased legal and advisory fees associated with our initial public offering and acquisition related activity.

Data processing expense for the year ended December 31, 2018 was $18.2 million compared to $9.5 million for the year ended December 31, 2017, an increase of $8.7 million or 91.2%. The increase was primarily due to $8.1 million of contract termination expenses in connection with the core system conversion and increased data processing expenses related to the First Evanston acquisition. Data processing expense for the year ended December 31, 2017 was $9.5 million compared to $8.2 million for the year ended December 31, 2016, an increase of $1.4 million or 16.9%. The increase was primarily due to increased data processing expenses related to the Ridgestone acquisition.

Net loss recognized on other real estate owned and other related expenses was $235,000 for the year ended December 31, 2018 compared to a net gain of $294,000 for the year ended December 31, 2017, an increase in expense of $529,000. This variance was primarily attributed to decreased gains on sales of other real estate owned assets during the year offset by decreased other real estate owned related expenses due to decreased inventory of properties. Net gain recognized on other real estate owned and other related expenses was $294,000 for the year ended December 31, 2017 compared to a net loss of $1.7 million for the year ended December 31, 2016, a decrease in expense of $2.0 million. This variance was primarily attributed to increased gains on sales of other real estate owned assets during the year and lower other real estate owned related expenses.

Regulatory assessments for the year ended December 31, 2018 were $1.7 million compared to $1.2 million for the year ended December 31, 2017, an increase of $551,000 or 46.2%. The increase was primarily due to our increased asset size, offset by our improved risk profile as a result of improved financial ratios and performance. Regulatory assessments for the year ended December 31, 2017 were $1.2 million compared to $2.6 million for the year ended December 31, 2016, a decrease of $1.4 million or 53.3%. The decrease was primarily due our improved risk profile as a result of improved capital ratios, performance and asset quality.

Other intangible assets amortization expense for the year ended December 31, 2018 was $5.6 million, compared to $3.1 million for the year ended December 31, 2017, an increase of $2.6 million or 83.1%. Other intangible assets amortization expense for the year ended December 31, 2017 was $3.1 million compared to $3.0 million for the year ended December 31, 2016, an increase of $71,000 or 2.3%. The increases are attributed to continued amortization of our core deposit intangible assets and a customer relationship intangible as a result of the First Evanston acquisition.

Advertising and promotions for the year ended December 31, 2018 were $1.7 million compared to $1.0 million for the year ended December 31, 2017, an increase of $688,000 or 66.5%, primarily due to an increase in advertising attributable to our core deposit advertising campaigns. Advertising and promotions for the year ended December 31, 2017 were $1.0 million compared to $623,000 for the year ended December 31, 2016, an increase of $412,000, primarily attributable to our Small Business Capital operations.

Telecommunications expense for the year ended December 31, 2018 was $1.7 million compared to $1.6 million for the year ended December 31, 2017, an increase of $117,000 or 7.3%. Telecommunications expense for the year ended December 31, 2017 were $1.6 million compared to $1.7 million for the year ended December 31, 2016, a decrease of $105,000 or 6.2%. The decrease was a result of our cost savings initiatives.

Other non-interest expense for the year ended December 31, 2018 was $10.6 million compared to $8.9 million for the year ended December 31, 2017, an increase of $1.8 million or 19.9%. This includes increases of $473,000 in ATM and debit card losses, $198,000 in operational insurance expenses, and $154,000 in provision for unfunded commitments, offset by a decrease of $323,000 in impairment charges on assets held for sale. The increases can also be attributed to the First Evanston acquisition.

Other non-interest expense for the year ended December 31, 2017 was $8.9 million compared to $8.1 million for the year ended December 31, 2016, an increase of $732,000 or 9.0%. This includes increases of $543,000 in impairment charges on assets held for sale and $162,000 in provision for unfunded commitments.

For the years ended December 31, 2018, 2017 and 2016, our efficiency ratio was 65.31%, 67.32%, and 83.83%, respectively. The improvements in our efficiency ratio were primarily attributable to the increases in our net interest income resulting from our acquisitions of Ridgestone and First Evanston, offset by increased non-interest expense primarily driven by increased salary and benefit expenses, merger-related expenses, and core system conversion expenses. For the years ended December 31, 2018, 2017 and 2016, our adjusted efficiency ratio was 59.87%, 66.04%, and 81.73%, respectively. Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $14.2 million for the year ended December 31, 2018, compared to $19.1 million for the year ended December 31, 2017. We recorded an income tax benefit of $61.2 million for the year ended December 31, 2016, which was primarily attributable to the reversal of the Company’s previously established valuation allowance of $61.4 million. Management concluded that no valuation allowance was necessary on the Company’s net deferred tax assets as a result of the Ridgestone acquisition in 2016.

As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017.  As a result of the increase in the corporate income tax rate, we recorded a state income tax benefit of $4.8 million during 2017, primarily due to increased value of our deferred tax asset related to our Illinois net loss deduction.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC Topic 740, Income Taxes (“ASC 740”), required us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal and state taxes. Among other things, the Tax Act reduced the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and the Company recorded net income tax expense of $7.2 million during the fourth quarter of 2017 as a result of this change, and recorded an additional discrete income tax benefit of $760,000 during 2018.

Our effective tax rate was 25.7% for the year ended December 31, 2018 and 46.8% for the year ended December 31, 2017.  We expect our effective tax rate for 2019 to be approximately 27% to 29%.

Financial Condition

Balance sheet analysis

Our total assets increased by $1.6 billion, or 46.8%, to $4.9 billion at December 31, 2018, compared to $3.4 billion at December 31, 2017. The increase in total assets includes an increase of $1.2 billion, or 53.7%, in loans and leases from $2.3 billion at December 31, 2017 to $3.5 billion at December 31, 2018. Our originated loan and lease portfolio increased by $664.4 million and our acquired loan and lease portfolio increased by $559.7 million. These increases are primarily attributed to the First Evanston acquisition, organic loan and lease growth, and renewals of acquired non-impaired loans.

Total liabilities increased by $1.4 billion, or 47.6%, to $4.3 billion at December 31, 2018. The increase is a result of an increase in total deposits of $1.3 billion, or 53.5%, and an increase in Federal Home Loan Bank advances of $63.5 million, or 17.6%.

Investment portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2018 and 2017. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased $234.4 million, or 40.2%, from $583.2 million at December 31, 2017 to $817.7 million at December 31, 2018. The increase was primarily due to additional purchases of agency, mortgage-backed, and U.S. Treasury securities during the year, as well as the acquisition of the First Evanston securities portfolio.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $17.9 million, or 15.3%, from $117.2 million at December 31, 2017 to $99.3 million at December 31, 2018. This decrease was due to principal paydowns received during the year.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of December 31, 2018 and 2017.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,775	$52,667	$14,999	$14,863
U.S. Government agencies	187,427	186,498	54,248	52,958
Obligations of states, municipalities, and political subdivisions	60,686	60,233	33,405	33,170
Residential mortgage-backed securities
Agency	284,038	272,963	315,103	307,457
Non-agency	84,998	83,621	39,485	39,514
Commercial mortgage-backed securities
Agency	93,543	90,434	70,964	69,043
Non-agency	31,458	30,458	31,763	30,971
Corporate securities	34,716	34,173	29,573	29,976
Other securities	4,613	6,609	3,627	5,284
Total	$834,254	$817,656	$593,167	$583,236

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,835	$23,665	$24,030	$24,145
Residential mortgage-backed securities
Agency	40,082	39,644	53,731	53,607
Non-agency	35,349	34,430	39,402	39,525
Total	$99,266	$97,739	$117,163	$117,277

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2018, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 225 investment securities with unrealized losses at December 31, 2018. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,431	2.14%	$39,344	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	47,773	2.05%	90,978	2.39%	43,701	2.91%	4,975	2.78%
Obligations of states, municipalities, and political subdivisions	5,925	2.09%	24,655	2.40%	17,344	2.58%	12,762	3.16%
Residential mortgage-backed securities
Agency	—	0.00%	2,449	1.36%	34,565	1.94%	247,024	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	84,998	3.48%
Commercial mortgage-backed securities
Agency	—	0.00%	7,320	3.35%	16,382	3.02%	69,841	2.41%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,458	2.61%
Corporate securities	3,701	3.56%	17,044	3.21%	13,971	4.22%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,613	3.23%
Total	$70,830	2.15%	$181,790	2.47%	$125,963	2.76%	$455,671	2.53%

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$7,794	2.79%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	40,082	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	35,349	3.35%
Total	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$83,225	2.79%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$4,999	1.04%	$10,000	1.21%	$—	0.00%	$—	0.00%
U.S. government agencies	3,001	1.06%	41,247	1.50%	10,000	1.74%	—	0.00%
Obligations of states, municipalities, and political subdivisions	285	3.30%	4,902	2.92%	17,149	2.48%	11,069	3.18%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	15,855	1.62%	299,248	2.01%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,485	3.12%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	11,557	1.98%	59,407	2.19%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,763	2.61%
Corporate securities	—	0.00%	16,283	4.44%	13,290	3.67%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,627	3.63%
Total	$8,285	1.13%	$72,432	2.22%	$67,851	2.32%	$444,599	2.22%

	Maturity as of December 31, 2017
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$8,779	2.82%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	53,731	2.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	39,402	3.29%
Total	$—	0.00%	$1,719	2.20%	$13,532	2.53%	$101,912	2.67%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $55.3 million at December 31, 2018, an increase of $27.5 million from December 31, 2017.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2018 and 2017.

Restricted stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of December 31, 2018 and 2017, we held $19.2 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2018 and 2017.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2018 and 2017 were $3.5 billion and $2.3 billion, respectively, an increase of $1.2 billion or 53.7%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The growth in the acquired loan and lease portfolio was driven by the First Evanston acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2018		2017
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$652,234	18.6%	$513,622	22.5%
Residential real estate	466,309	13.3%	400,571	17.6%
Construction, land development, and other land	144,128	4.1%	97,638	4.3%
Commercial and industrial	803,508	22.9%	416,499	18.3%
Installment and other	11,718	0.3%	3,724	0.2%
Leasing financing receivables	159,901	4.6%	141,329	6.2%
Total originated loans and leases	$2,237,798	63.8%	$1,573,383	69.1%
Acquired impaired loans
Commercial real estate	$146,808	4.2%	$166,712	7.3%
Residential real estate	113,934	3.3%	144,562	6.4%
Construction, land development, and other land	3,779	0.1%	5,946	0.3%
Commercial and industrial	12,617	0.4%	10,008	0.4%
Installment and other	404	0.0%	462	0.0%
Total acquired impaired loans	$277,542	8.0%	$327,690	14.4%
Acquired non-impaired loans and leases
Commercial real estate	$462,565	13.2%	$211,359	9.3%
Residential real estate	124,659	3.6%	32,085	1.4%
Construction, land development, and other land	37,442	1.1%	1,845	0.1%
Commercial and industrial	328,672	9.4%	94,731	4.1%
Installment and other	1,596	0.0%	42	0.0%
Leasing financing receivables	31,352	0.9%	36,357	1.6%
Total acquired non-impaired loans and leases	$986,286	28.2%	$376,419	16.5%
Total loans and leases	$3,501,626	100.0%	$2,277,492	100.0%
Allowance for loan and lease losses	(25,201)		(16,706)
Total loans and leases, net of allowance for loan and lease losses	$3,476,425		$2,260,786

Loans collateralized by real estate comprised 61.5% and 69.2% of the loan and lease portfolio at December 31, 2018 and 2017, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2018 and 2017, and totaled $1.3 billion, or 58.6%, of real estate loans and 36.0% of the total loan and lease portfolio at December 31, 2018. At December 31, 2017, commercial real estate loans totaled $891.7 million and comprised 56.6% of real estate loans and 39.1% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $166.7 million as of December 31, 2017 to $146.8 million as of December 31, 2018, or 11.9%. At December 31, 2018 and 2017, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 331.2% and 349.3%, respectively. Non-owner occupied commercial real estate loans were $502.1 million and $438.8 million, or 95.0% and 120.1% of total capital, at December 31, 2018 and 2017, respectively.

Residential real estate loans totaled $704.9 million at December 31, 2018 compared to $577.2 million at December 31, 2017, an increase of $127.7 million or 22.1%. The residential real estate loan portfolio comprised 32.8% and 36.7% of real estate loans as of December 31, 2018 and 2017, respectively, and 20.2% and 25.4% of total loans and leases at December 31, 2018 and 2017, respectively. Acquired impaired residential real estate loans continue to decrease from $144.6 million as of December 31, 2017 to $113.9 million as of December 31, 2018, or 21.2%.

Construction, land development and other land loans totaled $185.3 million at December 31, 2018 compared to $105.4 million at December 31, 2017, an increase of $79.9 million or 75.8%. The construction, land development and other land loan portfolio comprised 8.6% and 6.7% of real estate loans as of December 31, 2018 and 2017, respectively, and 5.3% and 4.7% of the total loan and lease portfolio as of December 31, 2018 and 2017, respectively.

Commercial and industrial loans totaled $1.1 billion and $521.2 million at December 31, 2018 and 2017, respectively, an increase of $623.6 million or 119.6% primarily due to organic growth and the First Evanston acquisition. The commercial and industrial loan portfolio comprised 32.7% and 22.8% of the total loan and lease portfolio as of December 31, 2018 and 2017, respectively.

Lease financing receivables comprised 5.5% and 7.8% of the loan and lease portfolio as of December 31, 2018 and 2017, respectively. Total lease financing receivables were $191.3 million and $177.7 million at December 31, 2018 and 2017, respectively, an increase of $13.6 million, or 7.6%, due to continued growth in our small-ticket vendor sales channels and our increased origination activities.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2018 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$49,751	$87,355	$161,594	$150,673	$38,069	$164,792	$652,234
Residential real estate	12,054	13,277	88,952	75,655	228,789	47,582	466,309
Construction, land development, and other land	2,544	38,028	22,750	66,281	423	14,102	144,128
Commercial and industrial	5,806	149,689	62,291	309,361	33,897	242,464	803,508
Installment and other	817	9,381	1,069	22	429	—	11,718
Leasing financing receivables	3,363	—	139,833	—	16,705	—	159,901
Total originated loans and leases	$74,335	$297,730	$476,489	$601,992	$318,312	$468,940	$2,237,798
Acquired impaired loans
Commercial real estate	$43,808	$1,413	$82,604	$2,352	$8,984	$7,647	$146,808
Residential real estate	22,932	2,209	67,013	3,304	17,921	555	113,934
Construction, land development, and other land	1,964	163	1,539	—	113	—	3,779
Commercial and industrial	196	5,178	2,862	413	2,678	1,290	12,617
Installment and other	50	—	133	—	221	—	404
Total acquired impaired loans	$68,950	$8,963	$154,151	$6,069	$29,917	$9,492	$277,542
Acquired non-impaired loans and leases
Commercial real estate	$40,910	$18,782	$231,349	$28,782	$24,167	$118,575	$462,565
Residential real estate	9,032	6,640	47,431	53,318	2,579	5,659	124,659
Construction, land development, and other land	578	8,331	5,675	16,216	6,642	—	37,442
Commercial and industrial	8,298	117,775	92,336	45,608	10,029	54,626	328,672
Installment and other	319	300	977	—	—	—	1,596
Leasing financing receivables	4,087	—	26,183	—	1,082	—	31,352
Total acquired non- impaired loans and leases	$63,224	$151,828	$403,951	$143,924	$44,499	$178,860	$986,286
Total loans and leases	$206,509	$458,521	$1,034,591	$751,985	$392,728	$657,292	$3,501,626
As of December 31, 2018, 46.7% of the loan and lease portfolio bears interest at fixed rates and 53.3% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases and (iii) acquired impaired loans with further credit deterioration after the acquisition or our recapitalization.

Total ALLL was $25.2 million at December 31, 2018 compared to $16.7 million at December 31, 2017, an increase of $8.5 million, or 50.8%. The increase was primarily due to an increase in specific reserve on a commercial loan relationship, additional specific impairment in the unguaranteed portion of the U.S. government guaranteed portfolio, and an increase to the general reserve driven by new loan and lease originations.

Total ALLL to total loans and leases held for investment, net before ALLL was 0.72% and 0.73% of total loans and leases at December 31, 2018 and 2017, respectively. The slight decrease was primarily driven by the acquisition of the First Evanston loan portfolio. This ratio is generally below the median of our peer banks, as we valued significant amounts of acquired loans at fair value at acquisition date as a result of our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition. As a result of marking these acquired loans to fair value, management believes that this reduces the need to reserve for these loans for a period after acquisition, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition totaled $34.0 million and $31.7 million as of December 31, 2018 and 2017, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	(151)	(66)	341	(25)	16	—	115
Provision (release) for acquired non-impaired loans and leases	2,086	(82)	15	4,608	12	(164)	6,475
Provision for originated loans	2,608	261	306	7,506	40	1,484	12,205
Total provision	$4,543	$113	$662	$12,089	$68	$1,320	$18,795
Charge-offs for acquired impaired loans	(601)	—	(418)	(270)	(32)	—	(1,321)
Charge-offs for acquired non-impaired loans and leases	(1,014)	—	—	(3,424)	(12)	(152)	(4,602)
Charge-offs for originated loans and leases	(250)	—	—	(3,250)	(16)	(2,365)	(5,881)
Total charge-offs	$(1,865)	$—	$(418)	$(6,944)	$(60)	$(2,517)	$(11,804)
Recoveries for acquired impaired loans	68	—	—	—	—	—	68
Recoveries for acquired non-impaired loans and leases	—	—	—	122	—	204	326
Recoveries for originated loans and leases	—	—	—	247	—	863	1,110
Total recoveries	$68	$—	$—	$369	$—	$1,067	$1,504
Less: Net charge-offs	1,797	0	418	6,575	60	1,450	10,300
Acquired impaired loans	1,244	367	—	1,123	2	—	2,736
Acquired non-impaired loans and leases	2,415	109	17	3,295	—	404	6,240
Originated loans and leases	3,881	1,275	449	8,514	47	2,059	16,225
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Ending ALLL balance
Acquired impaired loans	$1,244	$367	$—	$1,122	$2	$—	$2,735
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,191	61	—	4,397	—	—	6,649
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,105	1,323	466	7,413	47	2,463	15,817
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Loans and leases ending balance
Acquired impaired loans	$146,808	$113,934	$3,779	$12,617	$404	$—	$277,542
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	11,983	2,137	—	21,794	—	—	35,914
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,102,816	588,831	181,570	1,110,386	13,314	191,253	3,188,170
Total loans and leases at December 31, 2018, gross	$1,261,607	$704,902	$185,349	$1,144,797	$13,718	$191,253	$3,501,626
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.02%	0.00%	0.01%	0.01%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.11%	0.00%	0.00%	0.15%
Originated loans and leases	0.01%	0.00%	0.00%	0.10%	0.00%	0.05%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.19%	3.26%	0.11%	0.36%	0.01%	0.00%	7.93%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.35%	0.06%	0.00%	0.62%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.49%	16.82%	5.18%	31.71%	0.38%	5.46%	91.04%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2016	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision for acquired impaired loans	2,353	298	77	1,109	17	—	3,854
Provision (release) for acquired non-impaired loans and leases	1,323	(25)	(8)	3,904	(1)	248	5,441
Provision (release) for originated loans	667	(678)	(589)	1,045	18	2,895	3,358
Total provision	$4,343	$(405)	$(520)	$6,058	$34	$3,143	$12,653
Charge-offs for acquired impaired loans	(914)	(312)	—	(365)	—	—	(1,591)
Charge-offs for acquired non-impaired loans and leases	(95)	(128)	—	(1,989)	(327)	(705)	(3,244)
Charge-offs for originated loans and leases	(485)	—	—	(482)	—	(2,394)	(3,361)
Total charge-offs	$(1,494)	$(440)	$—	$(2,836)	$(327)	$(3,099)	$(8,196)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	695	695
Recoveries for originated loans and leases	—	—	—	—	—	631	631
Total recoveries	$—	$—	$—	$—	$—	$1,326	$1,326
Less: Net charge-offs	1,494	440	—	2,836	327	1,773	6,870
Acquired impaired loans	1,928	433	77	1,418	18	—	3,874
Acquired non-impaired loans and leases	1,343	191	2	1,989	—	516	4,041
Originated loans and leases	1,523	1,014	143	4,011	23	2,077	8,791
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Ending ALLL balance
Acquired impaired loans	$1,928	$433	$77	$1,418	$18	$—	$3,874
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,101	158	—	2,692	14	—	3,965
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,765	1,047	145	3,308	9	2,593	8,867
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Loans and leases ending balance
Acquired impaired loans	$166,712	$144,562	$5,946	$10,008	$462	$—	$327,690
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,884	2,429	—	14,784	14	—	31,111
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	711,097	430,227	99,483	496,446	3,752	177,686	1,918,691
Total loans and leases at December 31, 2017, gross	$891,693	$577,218	$105,429	$521,238	$4,228	$177,686	$2,277,492
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.04%	0.01%	0.00%	0.02%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.01%	0.00%	0.09%	0.01%	0.00%	0.12%
Originated loans and leases	0.02%	0.00%	0.00%	0.02%	0.00%	0.08%	0.13%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	7.32%	6.35%	0.26%	0.44%	0.02%	0.00%	14.39%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.61%	0.11%	0.00%	0.65%	0.00%	0.00%	1.37%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.22%	18.89%	4.37%	21.80%	0.16%	7.80%	84.24%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2018 and 2017 totaled $25.8 million and $15.8 million, respectively. The increase was primarily driven by one downgraded commercial loan relationship and downgraded U.S. government guaranteed loans. Non-performing assets consisted of $4.6 million and $4.5 million of U.S. government guaranteed balances at December 31, 2018 and 2017, respectively.

Total OREO decreased from $10.6 million as of December 31, 2017 to $5.3 million at December 31, 2018. The $5.3 million decrease in OREO resulted primarily from dispositions of $7.1 million, offset by net additions to OREO through loan foreclosures and deeds in lieu of loan foreclosures totaling $2.4 million.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2018	December 31, 2017
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$25,834	$15,764
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,813	1,061
Total non-performing loans and leases	27,647	16,825
Other real estate owned	5,314	10,626
Total non-performing assets	$32,961	$27,451
Total non-performing loans as a percentage of total loans and leases	0.79%	0.74%
Total non-performing assets as a percentage of total assets	0.67%	0.82%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	91.15%	99.30%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,245	$4,543
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	381	—
Total non-performing loans guaranteed	4,626	4,543
Other real estate owned guaranteed	—	—
Total non-performing assets guaranteed	$4,626	$4,543
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.66%	0.54%
Total non-performing assets not guaranteed as a percentage of total assets	0.57%	0.68%

(1)	Includes $7.3 million and $1.6 million of non-accrual restructured loans at December 31, 2018 and 2017.
(2)	For the year ended December 31, 2018, $1.6 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the year ended December 31, 2018, $457,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $10.1 million between December 31, 2018 and 2017 due to additional non-accrual loans primarily from the downgrades of one commercial relationship and one U.S. government guaranteed loan relationship. The U.S. government guaranteed portion of non-performing loans totaled $4.6 million at December 31, 2018.

Total accruing loans past due increased from $15.2 million at December 31, 2017 to $24.5 million at December 31, 2018.  This represents an increase of $9.3 million, or 61.1%, and can be attributed to increases in commercial real estate and residential real estate, primarily in the 30-59 days past due category, partially offset by decreases in commercial and industrial and lease financing receivables. See Note 6 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	December 31, 2018
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$14,006	$16,030	$5,873	$6,110	$2,191	$14,296	$860
Residential real estate	2,111	3,781	251	1,886	61	2,228	47
Commercial and industrial	25,114	4,484	10,601	11,193	4,397	18,152	1,232
Installment and other	—	2	—	—	—	11	—
Total impaired loans held in portfolio, net	$41,231	$24,297	$16,725	$19,189	$6,649	$34,687	$2,139

	December 31, 2017
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$15,570	$14,786	$2,459	$11,425	$1,101	$12,470	$712
Residential real estate	2,397	2,386	354	2,075	158	2,203	78
Construction, land development, and other land	—	404	—	—	—	309	2
Commercial and industrial	16,498	8,776	9,314	5,470	2,692	6,335	751
Installment and other	14	41	14	—	14	162	12
Total impaired loans held in portfolio, net	$34,479	$26,393	$12,141	$18,970	$3,965	$21,479	$1,555

	December 31, 2016
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$9,502	$5,226	$—	$8,916	$—	$8,975	$305
Residential real estate	2,527	2,252	496	804	293	1,346	46
Commercial and industrial	1,393	8,189	861	521	396	1,430	(2)
Installment and other	361	7	328	—	328	328	16
Total impaired loans held in portfolio, net	$13,783	$15,674	$1,685	$10,241	$1,017	$12,079	$365

Deposits

We gather deposits primarily through each of our 57 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs. Deposits assumed from the First Evanston acquisition were recorded at fair value using the acquisition method of accounting in accordance with ASC Topic 805.

Total deposits at December 31, 2018 were $3.7 billion, representing an increase of $1.3 billion, or 53.5%, compared to $2.4 billion at December 31, 2017. Non-interest-bearing deposits were $1.2 billion, or 31.8% of total deposits, at December 31, 2018, an increase of $432.0 million compared to $760.9 million at December 31, 2017, or 31.1% of total deposits. Core deposits were 81.7% and 86.1% of total deposits at December 31, 2018 and 2017, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,002,955	0.00%	$744,797	0.00%
Interest checking	260,405	0.37%	186,177	0.06%
Money market accounts	522,599	0.74%	378,796	0.28%
Savings	465,322	0.10%	443,024	0.07%
Time deposits (below $100,000)	418,888	1.26%	393,434	0.74%
Time deposits ($100,000 and above)	535,798	1.64%	370,680	0.90%
Total	$3,205,967	0.60%	$2,516,908	0.31%

The increase in time deposits was driven by the implementation of promotional campaigns during the year ended December 31, 2018, along with time deposits assumed as a result of the First Evanston acquisition. Our average cost of deposits was 60 basis points during the year ended December 31, 2018 compared to 31 basis points during the year ended December 31, 2017. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment and growth in deposits from the First Evanston acquisition, slightly offset by an increase in non-interest-bearing demand deposits. We had $50.0 million of brokered time deposits as of December 31, 2018 and no brokered deposits as of December 31, 2017.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

Time Deposits	At December 31, 2018
Three months or less	$162,528
Over three months through six months	102,945
Over six months through 12 months	249,008
Over 12 months	173,083
Total	$687,564

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2018 and 2017, we had maximum borrowing capacity from the FHLB of $1.7 billion and $1.2 billion, respectively, subject to the availability of collateral. During the year ended December 31, 2018, outstanding FHLB advances increased to $425.0 million from $361.5 million at December 31, 2017, resulting from loan and lease growth and the timing of seasonal deposits outflows.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal Home Loan Bank advances:
Average balance outstanding	$365,533	$252,720	$151,508
Maximum outstanding at any month-end period during the year	460,000	361,506	313,715
Balance outstanding at end of period	425,000	361,506	313,715
Weighted average interest rate during period	1.69%	1.30%	0.47%
Weighted average interest rate at end of period	2.56%	1.49%	0.73%
Line of credit:
Average balance outstanding	$—	$9,190	$6,424
Maximum outstanding at any month-end period during the year	—	20,650	30,000
Balance outstanding at end of period	—	—	20,650
Weighted average interest rate during period	—	3.92%	3.55%
Weighted average interest rate at end of period(1)	—	—	3.75%

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

At December 31, 2018, FHLB advances have maturities ranging from January 2019 to March 2019.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $3.0 million from $31.2 million at December 31, 2017 to $34.2 million at December 31, 2018.

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

As of December 31, 2018, Byline Bank had maximum borrowing capacity from the FHLB of $1.7 billion and $293.6 million from the Federal Reserve Bank (“FRB”). As of December 31, 2018, Byline Bank had open advances of $425.0 million and open letters of credit of $32.6 million, leaving us with available aggregate borrowing capacity of $1.3 billion. In addition, Byline Bank had an uncommitted federal funds line available of $55.0 million.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016, and execution of a Negative Pledge Agreement dated October 11, 2018. As of December 31, 2018, no balance was outstanding on the line of credit.

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

Capital resources

Stockholders’ equity at December 31, 2018 was $650.7 million compared to $458.6 million at December 31, 2017, an increase of $192.1 million, or 41.9%. The increase was primarily driven by common stock considerations net of issuance costs in connection with the acquisition of First Evanston, the issuance of common stock upon the exercise of stock options as well as retained earnings, offset by an increase to other comprehensive loss.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements. For further information, see Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements” and “Business—Supervision and Regulation—Prompt Corrective Action Framework.”

As of December 31, 2018, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since December 31, 2018 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	237,246	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$408,245	15.89%	$205,559	8.00%	N/A	N/A
Bank	365,386	14.19%	205,981	8.00%	257,476	10.00%
Tier 1 capital to risk weighted assets:
Company	$389,934	15.18%	$154,169	6.00%	N/A	N/A
Bank	347,075	13.48%	154,486	6.00%	205,981	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$351,408	13.68%	$115,627	4.50%	N/A	N/A
Bank	347,075	13.48%	115,864	4.50%	167,359	6.50%
Tier 1 capital to average assets:
Company	$389,934	12.18%	$128,075	4.00%	N/A	N/A
Bank	347,075	10.82%	128,305	4.00%	160,382	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement was fully implemented on January 1, 2019. The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of December 31, 2018.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the year ended December 31, 2018, the Company received $2.9 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities. For the year ended December 31, 2017, the Company received $2.8 million in cash dividends from Byline Bank to pay interest on the line of credit, interest payments on its trust preferred securities, and dividends on its preferred stock.

Contractual obligations

The following table presents our significant contractual obligations and commitments as of December 31, 2018. Further information regarding the details of each obligation is included in the notes to our audited consolidated financial statements contained in Item 8 of this report. See specific note references in the table below (dollars in thousands):

	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Deposits with no stated maturity (Note 14)	$2,606,031	$—	$—	$—	$2,606,031
Time deposits (Note 14)	852,780	274,446	16,659	—	1,143,885
Federal Home Loan Bank advances (Note 12)	425,000	—	—	—	425,000
Other borrowings (Note 13)	34,166	—	—	—	34,166
Junior subordinated debentures (Note 15)	—	—	—	36,768	36,768
Operating leases (Note 17)	3,285	5,175	2,050	2,605	13,115
Total	$3,921,262	$279,621	$18,709	$39,373	$4,258,965
Commitments to extend credit and letters of credit (Note 17)	$1,039,143

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

Letters of credit are conditional commitments issued by Byline Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.00% to 15.00% and maturities up to 2032. Variable rate loan commitments have interest rates ranging from 3.00% to 15.00% and maturities up to 2048.

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

During the years ended December 31, 2018 and 2017, we entered into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also entered into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. See Note 22 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2018 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2018
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$6,699	$—
Other interest rate swaps—pay fixed, receive floating	294,545	4,041	4,237
Other credit derivatives	4,424	—	6

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

We are also exposed to interest rate risk through the retained portion of the U.S. government guaranteed loans we make and the related servicing rights. Our U.S. government guaranteed loan portfolio is comprised primarily of SBA 7(a) loans, virtually all of which are quarterly or monthly adjustable with the prime rate. The SBA portfolio reacts differently in a rising rate environment than our other non-guaranteed portfolios. Generally, when interest rates rise, the prepayments in the SBA portfolio tend to increase.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of December 31, 2018, we had a notional amount of $544.5 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2018 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of December 31, 2018	December 31, 2019	December 31, 2020
Immediate Shifts
+400 basis points	14.9%	16.5%
+300 basis points	11.5%	12.8%
+200 basis points	8.0%	9.1%
+100 basis points	4.4%	5.2%
-100 basis points	(6.4)%	(8.0)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.9%
+100 basis points	2.9%
-100 basis points	(3.5)%

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

December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 15, 2019

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2018 AND 2017

(dollars in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$30,190	$19,404
Interest bearing deposits with other banks	91,670	38,945
Cash and cash equivalents	121,860	58,349
Securities available-for-sale, at fair value	817,656	583,236
Securities held-to-maturity, at amortized cost ($97,739 and $117,277 fair value at December 31, 2018 and 2017, respectively)	99,266	117,163
Restricted stock, at cost	19,202	16,343
Loans held for sale	19,827	5,212
Loans and leases:
Loans and leases	3,501,626	2,277,492
Allowance for loan and lease losses	(25,201)	(16,706)
Net loans and leases	3,476,425	2,260,786
Servicing assets, at fair value	19,693	21,400
Accrued interest receivable	10,863	7,670
Premises and equipment, net	97,680	95,224
Assets held for sale	14,489	9,779
Other real estate owned, net	5,314	10,626
Goodwill	128,177	54,562
Other intangible assets, net	33,419	16,756
Bank-owned life insurance	5,961	5,718
Deferred tax assets, net	35,643	47,376
Due from counterparty	5,338	39,824
Other assets	31,761	16,106
Total assets	$4,942,574	$3,366,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,192,873	$760,887
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	1,413,158	973,685
Time deposits	1,143,885	708,757
Total deposits	3,749,916	2,443,329
Accrued interest payable	3,484	1,306
Line of credit	—	—
Federal Home Loan Bank advances	425,000	361,506
Securities sold under agreements to repurchase	34,166	31,187
Junior subordinated debentures issued to capital trusts, net	36,768	27,647
Accrued expenses and other liabilities	42,568	42,577
Total liabilities	4,291,902	2,907,552
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY (Note 25)
Preferred stock	10,438	10,438
Common stock, voting $0.01 par value at December 31, 2018 and 2017; 150,000,000 shares authorized at December 31, 2018 and 2017; 36,343,239 shares issued and outstanding at December 31, 2018 and 29,317,298 issued and outstanding at December 31, 2017	361	292
Additional paid-in capital	546,849	391,586
Retained earnings	102,522	61,349
Accumulated other comprehensive loss, net of tax	(9,498)	(5,087)
Total stockholders’ equity	650,672	458,578
Total liabilities and stockholders’ equity	$4,942,574	$3,366,130

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands, except share and per share data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$184,972	$120,406	$83,150
Interest on taxable securities	19,037	14,892	14,169
Interest on tax-exempt securities	1,095	634	653
Other interest and dividend income	1,847	871	393
Total interest and dividend income	206,951	136,803	98,365
INTEREST EXPENSE
Deposits	19,329	7,736	4,580
Federal Home Loan Bank advances	6,160	3,291	706
Subordinated debentures and other borrowings	2,857	2,864	2,461
Total interest expense	28,346	13,891	7,747
Net interest income	178,605	122,912	90,618
PROVISION FOR LOAN AND LEASE LOSSES	18,795	12,653	10,352
Net interest income after provision for loan and lease losses	159,810	110,259	80,266
NON-INTEREST INCOME
Fees and service charges on deposits	6,445	5,289	5,665
Loan servicing revenue	10,272	9,599	1,649
Loan servicing asset revaluation	(9,269)	(5,941)	257
ATM and interchange fees	5,426	5,840	5,856
Net gains on sales of securities available-for-sale	164	8	3,227
Net gains on sales of loans	31,551	33,062	4,323
Wealth management and trust income	1,545	—	—
Other non-interest income	5,505	2,201	4,927
Total non-interest income	51,639	50,058	25,904
NON-INTEREST EXPENSE
Salaries and employee benefits	80,382	67,269	50,585
Occupancy expense, net	15,829	14,078	14,330
Equipment expense	2,419	2,472	2,032
Loan and lease related expenses	6,109	3,685	2,004
Legal, audit and other professional fees	11,373	7,027	5,862
Data processing	18,242	9,539	8,157
Net loss (gain) recognized on other real estate owned and other related expenses	235	(294)	1,719
Regulatory assessments	1,744	1,193	2,553
Other intangible assets amortization expense	5,629	3,074	3,003
Advertising and promotions	1,723	1,035	623
Telecommunications	1,710	1,593	1,698
Other non-interest expense	10,614	8,852	8,120
Total non-interest expense	156,009	119,523	100,686
INCOME BEFORE PROVISION FOR INCOME TAXES	55,440	40,794	5,484
PROVISION (BENEFIT) FOR INCOME TAXES	14,247	19,099	(61,245)
NET INCOME	41,193	21,695	66,729
Dividends on preferred shares	783	11,277	—
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$40,410	$10,418	$66,729
EARNINGS PER COMMON SHARE
Basic	$1.21	$0.39	$3.31
Diluted	$1.18	$0.38	$3.27

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)	2018	2017	2016
Net income	$41,193	$21,695	$66,729
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(6,503)	2,111	(3,100)
Reclassification adjustments for net gains included in net income	(164)	(8)	(3,227)
Tax effect	1,856	(602)	2,533
Net of tax	(4,811)	1,501	(3,794)
Cash flow hedges
Unrealized holding gains arising during the period	2,960	688	3,684
Reclassification adjustments for net (gains) losses included in net income	(1,348)	579	40
Tax effect	(449)	(587)	(1,491)
Net of tax	1,163	680	2,233
Total other comprehensive income (loss)	(3,648)	2,181	(1,561)
Comprehensive income	$37,545	$23,876	$65,168

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

					Additional	Retained Earnings	Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2016	15,003	$15,003	17,332,775	$—	$194,774	$(15,796)	$(5,707)	$188,274
Net income	—	—	—	—	—	66,729	—	66,729
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,561)	(1,561)
Issuance of common stock, net of issuance cost	—	—	3,078,075	—	49,592	—	—	49,592
Issuance of common stock due to business combination	—	—	4,199,791	—	68,247	—	—	68,247
Issuance of preferred stock	9,388	9,388	—	—	—	—	—	9,388
Subscription of preferred stock	1,050	1,050	—	—	—	—	—	1,050
Share-based compensation expense	—	—	—	—	899	—	—	899
Exercise of stock options, net of tax	—	—	6,065	—	40	—	—	40
Balance, December 31, 2016	25,441	25,441	24,616,706	—	313,552	50,933	(7,268)	382,658
Net income	—	—	—	—	—	21,695	—	21,695
Other comprehensive income, net of tax	—	—	—	—	—	—	2,181	2,181
Issuance of common stock in connection with reincorporation merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance cost	—	—	4,630,194	46	76,783	—	—	76,829
Issuance of common stock in connection with restricted stock awards	—	—	70,798	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(400)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(11,277)	—	(11,277)
Cash paid in lieu of fractional shares	—	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	—	—	—	1,497	—	—	1,497
Balance, December 31, 2017	10,438	10,438	29,317,298	292	391,586	61,349	(5,087)	458,578
Net income	—	—	—	—	—	41,193	—	41,193
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,648)	(3,648)
Issuance of common stock upon exercise of stock options	—	—	205,152	2	2,338	—	—	2,340
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	151,275
Issuance of common stock in connection with restricted stock awards	—	—	131,157	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(2,100)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	8,882	—	203	—	—	203
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	(783)
Share-based compensation expense	—	—	—	—	1,514	—	—	1,514
Balance, December 31, 2018	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$650,672

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,193	$21,695	$66,729
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	18,795	12,653	10,352
Impairment loss on premises and equipment	—	—	327
Impairment loss on assets held for sale	627	951	408
Depreciation and amortization of premises and equipment	5,579	5,193	5,060
Net amortization of securities	3,192	4,670	7,090
Net gains on sales of securities available-for-sale	(164)	(8)	(3,227)
Losses on disposal of premises and equipment	151	110	20
Net losses (gains) on sales of assets held for sale	(1,103)	217	(967)
Net gains on sales of loans	(31,551)	(33,062)	(4,323)
Originations of mortgage loans held for sale	—	(4)	(5,687)
Net proceeds from mortgage loans sold	—	155	6,003
Originations of U.S. government guaranteed loans	(336,212)	(293,615)	(35,949)
Proceeds from U.S. government guaranteed loans sold	384,681	309,164	30,624
Accretion of premiums and discounts on acquired loans, net	(20,599)	(8,677)	(2,827)
Net change in servicing assets	1,707	(309)	(796)
Net valuation adjustments on other real estate owned	636	883	1,058
Net gains on sales of other real estate owned	(383)	(2,147)	(1,366)
Amortization of intangible assets	5,629	3,074	3,003
Amortization of time deposit premium	(404)	(778)	(590)
Amortization of Federal Home Loan Bank advances premium	(19)	(209)	(44)
Accretion of junior subordinated debentures discount	624	721	876
Share-based compensation expense	1,514	1,497	899
Exercise of share-based awards	—	—	40
Deferred tax provision (benefit), net of valuation	15,442	16,604	(61,503)
Increase in cash surrender value of bank owned life insurance	(243)	(247)	(223)
Net gain on death benefit of bank owned life insurance	—	(313)	—
Changes in assets and liabilities:
Accrued interest receivable	(160)	(799)	(503)
Other assets	(5,344)	(350)	(3,948)
Accrued interest payable	1,608	(1,121)	1,355
Accrued expenses and other liabilities	(5,261)	(9,095)	(7,655)
Net cash provided by operating activities	79,935	26,853	4,236
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(206,046)	(53,480)	(557,527)
Proceeds from maturities and calls of securities available-for-sale	29,593	7,917	95,412
Proceeds from paydowns of securities available-for-sale	60,557	69,320	105,837
Proceeds from sales and calls of securities available-for-sale	544	8	534,418
Purchases of securities held-to-maturity	—	—	(59,436)
Proceeds from maturities and calls of securities held-to-maturity	—	655	30,469
Proceeds from paydowns of securities held-to-maturity	16,892	19,747	—
Purchases of Federal Home Loan Bank stock	(36,633)	(19,485)	(6,454)
Federal Home Loan Bank stock repurchases	35,134	18,135	—
Proceeds from other loans sold	—	9,984	2,213
Net change in loans and leases	(300,142)	(132,568)	(450,522)
Purchases of premises and equipment	(2,578)	(2,538)	(5,948)
Proceeds from sales of premises and equipment	1,440	—	1,156
Proceeds from sales of assets held for sale	4,415	5,373	2,566
Proceeds from sales of other real estate owned	7,051	13,898	17,306
Proceeds from bank owned life insurance death benefit	—	1,399	—
Net cash received (paid) in acquisition of business	20,374	—	(11,273)
Net cash used in investing activities	(369,399)	(61,635)	(301,783)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) increase in deposits	$284,723	$(46,287)	$(51,010)
Proceeds from Federal Home Loan Bank advances	5,932,000	3,037,000	6,512,100
Repayments of Federal Home Loan Bank advances	(5,868,487)	(2,989,000)	(6,246,114)
Proceeds from line of credit	—	—	30,000
Repayments of line of credit	—	(20,650)	(9,350)
Net increase in securities sold under agreements to repurchase	2,979	13,938	4,590
Dividends paid on preferred stock	(783)	(11,277)	—
Cash paid in lieu of fractional shares	—	(2)	—
Proceeds from issuance of common stock, upon exercise of stock options	2,340	—	—
Proceeds from issuance of common stock	203	76,829	49,592
Proceeds from issuance of preferred stock	—	1,050	9,388
Repurchase of preferred stock	—	(15,003)	—
Net cash provided by financing activities	352,975	46,598	299,196
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,511	11,816	1,649
CASH AND CASH EQUIVALENTS, beginning of period	58,349	46,533	44,884
CASH AND CASH EQUIVALENTS, end of period	$121,860	$58,349	$46,533
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,967	$15,279	$6,150
Cash payments (refunds) during the period for taxes	$3,513	$2,849	$(250)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$(4,811)	$1,501	$(3,794)
Change in fair value of cash flow hedges, net of tax	$1,163	$680	$2,233
Delayed payments of mortgage-backed securities	$398	$311	$121
Transfers of loans to loans held for sale	$—	$10,061	$1,477
Transfers of loans to other real estate owned	$2,436	$6,690	$6,659
Internally financed sale of other real estate owned	$444	$—	$1,447
Internally financed sale of assets held for sale	$—	$1,800	$—
Transfers of land and premises to assets held for sale	$9,058	$3,372	$14,496
Transfers of assets held for sale to premises and equipment	$425	$—	$—
Transfers of premises and equipment to other assets	$35	$713	$—
Transfer of other assets to assets held for sale	$16	$—	$—
Subscription receivable of preferred stock	$—	$—	$1,050
Due to broker	$—	$9,838	$9,978
Due from counterparties	$5,338	$39,824	$—
Total assets acquired from acquisition	$1,142,125	$—	$456,153
Total liabilities assumed from acquisition	$1,036,609	$—	$377,440
Common stock and stock options issued due to acquisition of business	$152,127	$—	$68,247

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 57 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System, the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation. The Company is regulated by the Board of Governors of the Federal Reserve System.

As a result of its acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) on October 14, 2016, the Bank is a participant in the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”) (collectively referred to as “U.S. government guaranteed loans”) lending programs and originates U.S. government guaranteed loans.

As a result of its acquisition of First Evanston Bancorp, Inc. (“First Evanston”) on May 31, 2018, the Bank also provides wealth management services to our customers. See Note 3—Acquisition of a Business for additional information regarding the transaction.

The Bank engages in short‑term direct financing lease contracts through BFG Corporation, doing business as Byline Financial Group (“BFG”), a wholly‑owned subsidiary of the Bank. BFG is located in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey and New York.

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

On October 17, 2018, the Company entered a definitive merger agreement with Oak Park River Forest Bankshares, Inc. (which we refer to as “Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, to which the Company will acquire Oak Park River Forest through the merger of Oak Park River Forest with and into the Company, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. At such time, Community Bank of Oak Park River Forest’s banking offices will become banking offices of the Bank. The above described merger agreements are anticipated to be completed during the first half of 2019, subject to the satisfaction or waiver of the conditions included in the merger agreement. No other subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Regulation S‑X. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. See Note 15, Junior Subordinated Debentures, for additional discussion. Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2018, 2017 and 2016.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Business combinations—The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are immediately expensed as applicable. The results of operations of the acquired business are included in the Consolidated Statements of Operations from the effective date of the acquisition, which is the date control is obtained.

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

Cash on hand or on deposit with the Federal Reserve Bank of Chicago was required to meet regulatory reserve and clearing requirements. The reserve requirement was $44.8 million and $15.8 million as of December 31, 2018 and 2017, respectively, and the Bank met the requirement at each balance sheet date.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2018, 2017 and 2016. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. See Note 18—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Management evaluates securities for other‑than‑temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers or guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near‑term prospects of the issuer. The Company’s assessment of OTTI considers whether it intends to sell a security or if it is likely that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity. For debt securities, if the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss is recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, and the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss).

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2018, 2017 and 2016.

Loans held for sale—Loans that management has the intent and ability to sell are designated as held for sale. U.S. government guaranteed loans and mortgage loans originated are carried at either amortized cost or estimated fair value. The Company determines whether to account for loans at fair value or amortized cost at origination. The loans accounted for at fair value remain at fair value after the determination. The loans accounted for at amortized cost are carried at the lower of cost or fair value, valued on a loan by loan basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on sales of U.S. government guaranteed loans are recognized based on the difference between the net sales proceeds, carrying value of the sold loan, fair value of the servicing asset recognized, and fair value of the retained loan (if any), and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained loan and the relative fair value of the sold portion is recorded as a discount to the retained loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. U.S. government guaranteed loans are generally sold with servicing retained.

Loans transferred to loans held for sale are carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer, write‑downs are recorded as charge‑offs, establishing a new cost basis. Any subsequent adjustments are determined on an individual loan basis and are recognized as a charge to non‑interest income. Sales proceeds received that are in excess of the new cost basis within 90 days are recorded to the allowance for loan and lease losses, up to the amount previously charged off. Any remaining proceeds are recorded as a gain on sale and included in non‑interest income. Sales proceeds that are less than the new cost basis upon transfer and are received within 90 days of classifying the loans as held for sale are recorded as a charge‑off to the allowance for loan and lease losses. Any proceeds received after 90 days of classifying the loans as held for sale are recorded as a gain or loss on sale and included in other non‑interest income. Loans held for sale that have not yet settled as of year-end are classified as due-from counterparty on the Consolidated Statements of Financial Condition.

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

Accrual of interest on impaired loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to make payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed through interest income. Payments received during the time a loan is on non‑accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status or after the principal balance is paid in full. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured as evidenced by agreed upon performance for a period of not less than six months.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Direct finance leases—The Company engages in leasing for small‑ticket equipment, software, machinery and ancillary supplies and services to customers under leases that qualify as direct financing leases for financial reporting. Certain leases qualify as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values of the related equipment, are recorded as lease receivables when the lease is signed and funded and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the amount financed is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease based on the effective yield interest method. Residual value is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s residual values are estimates for reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review of the residual value results in other‑than‑temporary impairment, the impairment is recognized in current period earnings. An upward adjustment of the estimated residual value is not recorded.

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

Management estimated the fair values of acquired impaired loans at the acquisition date based on estimated future cash flows. The excess of cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The acquisition date estimates of accretable yield may subsequently change due to changes in management’s estimates of timing and amounts of expected cash flows. The excess of the contractual amounts due over the cash flows expected to be collected is considered to be the non‑accretable difference. The non‑accretable difference represents the Company’s estimate of the credit losses expected to occur and is considered in determining the fair value of the loans. Reclassifications between accretable yield and non‑accretable difference represent changes in expected cash flows over the remaining estimated life of the loan or pool. Subsequent increases in expected cash flows over those expected at inception are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an additional provision for loan losses. Once a pool of loans is assembled, the integrity of the pool is maintained. A loan can only be removed from a pool if either of the following conditions is met: (1) the Company sells, forecloses, or otherwise receives assets in satisfaction of the loan, or (2) the loan is written off. A refinancing or restructuring of a loan does not result in a removal of a loan from a pool. Loan sales are accounted for under ASC Topic 860, Transfers and Servicing (“ASC 860”), when control over the assets have been relinquished. See transfers of financial assets accounting policy.

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

Upon reaching the maturity date, all acquired non-impaired loan premium or discount is fully amortized or accreted. If the loan is re-underwritten and renewed, it is internally reclassified as an originated loan. The loan is then evaluated periodically pursuant to the Company’s allowance for loan and lease loss accounting without any consideration of the acquisition premium or discount.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Allowance for loan and lease losses—The allowance for loan and lease losses is maintained at a level management believes is appropriate to provide for probable loan and lease losses as of the dates of the Consolidated Statements of Financial Condition. The allowance for loan and lease losses is increased by a provision for loans and lease losses and decreased by charge‑offs, net of recoveries. Loan and lease losses are charged against the allowance for loan and lease losses when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan and lease losses. The allowance for loan and lease losses is based on management’s evaluation of the loan and lease portfolio giving consideration to the nature and volume of the portfolio, the value of the underlying collateral, overall portfolio quality, review of specific problem loans or leases, and prevailing economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance for loan and lease losses may be necessary if there are significant changes in economic condition. The allowance for loan and lease losses consists of general and specific components. Allocations of the allowance for loan and lease losses not attributable to acquired impaired loans may be made for specific loans and leases, but the entire allowance is available for any loan and lease that, in management’s judgement, should be charged off.

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

The specific component relates to loans that are risk‑rated substandard or worse, and based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, strength of guarantor, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired and are reviewed on a case‑by‑case basis. TDRs are individually evaluated for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at origination. If a TDR is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral, less estimated costs to sell.

The allowance for loan losses also includes amounts representing decreases in expected cash flows attributable to credit deterioration of acquired impaired loans. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses not attributable to acquired impaired loans is available to absorb losses in the loan and lease portfolios and related commitment portfolio, respectively.

The allowance for loan and lease losses is subject to review by regulatory agencies during examinations and may require us to recognize adjustments to the allowance for loan and lease losses.

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

Sales of U.S. government guaranteed loans are executed on a servicing retained basis. The standard SBA loan sale agreement is structured to provide the Company with a servicing spread paid from a portion of the interest cash flow of the loan. SBA regulations require the Company to retain a portion of the cash flow from the interest payments received for a sold loan. The USDA loan sale agreements are not standardized with respect to servicing.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Servicing fee income, which is reported on the Consolidated Statements of Operations as loan servicing revenue, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. Late fees and ancillary fees related to loan servicing are not material.

The Company has elected the fair value measurement method and measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are recorded as loan servicing asset revaluation on the Consolidated Statements of Operations. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights.

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

Goodwill—The excess of the cost of our recapitalization and acquisitions over the fair value of the net assets acquired, including core deposit intangible, consists of goodwill. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

The Company revised the previously issued 2017 consolidated financial statements to properly record goodwill and a deferred tax liability associated with the bad debt recapture assumed from the acquisition of Ridgestone Financial Services, Inc. and its subsidiaries on October 14, 2016. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2017.

Management evaluated the effect of the error to the previously issued consolidated financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99 and No. 108, and, based upon quantitative and qualitative factors, determined that the error was not material to our previously issued consolidated financial statements. Accordingly, the Company has reflected the change in 2017 and revised our Consolidated Statements of Financial Condition disclosed herein. Consolidated financial statements for periods not presented herein will be revised, as applicable, as they are included in future filings.

All financial information presented in the accompanying notes to these consolidated financial statements was revised to reflect the change. The change did not affect net income or stockholders’ equity for the periods impacted.

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. All of the Company’s goodwill is allocated to the Bank, which is the Company’s only applicable reporting unit for the purposes of testing goodwill for impairment. The Company has selected November 30 as the date it performs the annual goodwill impairment test. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. The Company performs impairment testing using a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a material change in the estimated value of the Company based on current market multiples common for community banks of similar size and operations; a significant change in our stock price or market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition. If the assessment of qualitative factors indicates that it is not more likely than not that impairment exists, an impairment loss is recognized if the carrying amount of the reporting unit goodwill exceeds its fair value.

Based on an annual analysis completed as of November 30, 2018, 2017 and 2016, the Company did not recognize impairment losses during the year ended December 31, 2018, 2017 and 2016.

Other intangible assets—Other intangible assets primarily consist of core deposit intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over nine-ten years. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. The Company did not recognize impairment on its core deposit intangibles for the years ended December 31, 2018, 2017 and 2016.

Customer relationship intangibles—Customer relationship intangibles relate to the value of existing trust and wealth management relationships and are amortized over 12 years. In valuing the relationship intangibles, the Company considered variables such as attrition, investment appreciation, and discount rates. The Company did not recognize impairment on its customer relationship intangibles for the years ended December 31, 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2018 and 2017, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2018 and 2017, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Derivative financial instruments and hedging activities—The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows of certain assets. ASC Topic 815, Derivatives and Hedging (“ASC 815”), establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Consolidated Statements of Financial Condition as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge, or a non‑designated derivative.

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

Comprehensive income—Recognized revenue, expenses, gains and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available‑for‑sale securities and adjustments related to cash flow hedges, are reported on a cumulative basis, net of tax effects, as a separate component of equity on the Consolidated Statements of Financial Condition. Changes in such items, along with net income, are components of comprehensive income.

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

Reserve for unfunded commitments—A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is sufficient to absorb probable losses associated with the Company’s commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the appropriate reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments, and other relevant factors. The reserve for unfunded commitments is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a quarterly basis and, as adjustments become necessary, they are recognized in earnings in the provision for unfunded commitments in the periods in which they become known.

Segment reporting—The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are not required.

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2018 and 2017.

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

Earnings per share— Earnings per common share (“EPS”) is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method. Basic earnings per common share is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

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

Reclassifications—Some items in prior years consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years’ net income or stockholders’ equity.

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

Revenue from Contracts with Customers—In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014‑09, deferred by ASU No. 2015‑14 and clarifying standards, Revenue from Contracts with Customers, which creates Topics 606 and 610 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2016, FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments in this ASU clarify the following two aspects of Topic 606: (1) identifying performance obligations and (2) licensing implementation guidance, while retaining the related principles for those areas. In May 2016, FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, amending ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU affect only several narrow aspects of Topic 606.  In November 2017, FASB issued ASU No. 2017-14, amending ASC Topic 606, Revenue from Contracts with Customers. The ASU amends the codification to incorporate additional previously issued guidance from the SEC. The SEC issued SAB 116 to bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606.

In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As a financial institution, the Company’s largest component of revenue is interest income, which is excluded from the scope of this ASU, and non-interest income. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. Given our emerging growth status, the Company adopted this new guidance on January 1, 2019 and does not expect it to have a significant impact on the Company’s Consolidated Statements of Operations or Financial condition other than potential reclassification of certain non-interest expenses to non-interest income and additional footnote disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities—In January 2016, FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments require entities to adjust fair value disclosures for financial instruments to be reflected at an exit price. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. At December 31, 2018, the Company held $6.6 million of available-for-sale equity investment securities. The provisions of ASU No. 2016-01 require changes in the value of equity securities to be recognized in the Consolidated Statements of Operations which could result in additional volatility in non-interest income.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Leases (Topic 842)—In February 2016, FASB issued ASU No. 2016‑02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short‑term) at the commencement date; a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off‑balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales‑type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s

Consolidated Statements of Operations and Consolidated Statements of Financial Condition. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company expects an increase in assets and liabilities as a result of recognizing additional right-to-use assets and lease liabilities under lease contracts in which the Company is lessee.

Derivatives and Hedging (Topic 815)—In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance will be effective for reporting periods after January 1, 2019. Adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Compensation—Stock Compensation (Topic 718)—In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) or the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, (3) the classification of the modified award is an equity instrument or liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU No. 2017-09 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Statement of Cash Flows (Topic 230)—In August 2016, FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate‑owned life insurance policies, including bank‑owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company adopted the provisions of ASU No. 2016-15 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted these amendments on January 1, 2019 in conjunction with ASU No. 2016-15, which did not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations (Topic 805)—In January 2017, the FASB issued ASU No. 2017‑01, Clarifying the Definition of a Business. The guidance clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted the provisions of ASU No. 2017-01 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Intangibles—Goodwill and Other (Topic 350)—In January 2017, FASB issued ASU No. 2017‑04, Simplifying the Test for Goodwill Impairment. The amendments in this ASU are intended to reduce the cost and complexity of the goodwill impairment test by eliminating step two from the impairment test. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Under the amendments in this ASU, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU are effective for the Company’s annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted these amendments in 2017 which did not have a material impact on the Company’s Consolidated Financial Statements.

Other Income (Subtopic 610‑20)—In February 2017, the FASB issued ASU No. 2017‑05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets. This ASU will clarify the scope of Subtopic 610‑20 and add guidance for partial sales of nonfinancial assets. The amendments should be applied either on retrospectively to each period presented or with a modified retrospective approach. The amendment is effective for annual periods beginning after December 15, 2018. The Company does not expect a material impact of this ASU on the Company’s Consolidated Financial Statements.

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

Income Statement—Reporting Comprehensive Income (Topic 220)—In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act. The ASU provides reporting entities with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires reporting entities to disclose: a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the new guidance on January 1, 2018.

The adoption did not impact the Company’s Statements of Operations, and resulted in a reclassification of $763,000 from accumulated other comprehensive income (loss) to retained earnings.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Fair Value Measurement (Topic 820)—In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820. The amendments remove the disclosure requirements for the amount and reasons for transfers between Level 1 and Level 2 securities of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement. The amendments modify the disclosure requirements as follows: in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments add the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company early adopted these amendments in 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

The transaction resulted in goodwill of $73.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred First Evanston merger-related expenses, including acquisition advisory expenses, of $1.7 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. Core system conversion expenses were $9.8 million related to the First Evanston acquisition for the year ended December 31, 2018. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

The acquisition of First Evanston was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the fourth quarter of 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table presents a summary of the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$47,378
Securities available-for-sale	128,063
Restricted stock	1,360
Loans	916,011
Premises and equipment	15,890
Other intangible assets	22,276
Deferred tax assets, net	2,302
Other assets	8,845
Total assets acquired	$1,142,125
Liabilities
Deposits	$1,022,268
Junior subordinated debentures	8,497
Accrued expenses and other liabilities	5,844
Total liabilities assumed	1,036,609
Net assets acquired	$105,516
Consideration paid
Common stock (6,682,850 shares issued at $21.62 per share)	$144,483
Outstanding stock options converted to Byline stock options	7,644
Cash paid	27,004
Total consideration paid	179,131
Goodwill	$73,615

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$890,986
Gross contractual amounts receivable	1,057,374
Estimate of contractual cash flows not expected to be collected(1)	36,544
Estimate of contractual cash flows expected to be collected	1,020,830

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table provides the pro forma information for the results of operations for the years ended December 31, 2018 and 2017, as if the acquisition had occurred on January 1, 2017. The pro forma results combine the historical results of First Evanston into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Years ended December 31,
	2018	2017
Total revenues (net interest income and non-interest income)	$251,393	$225,446
Net income	$55,329	$34,317
Earnings per share—basic	$1.51	$0.68
Earnings per share—diluted	$1.48	$0.67

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for period beginning June 1, 2018 through December 31, 2018. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Evanston was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2018 and 2017 and the corresponding amounts of gross unrealized gains and losses:

2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,775	$81	$(189)	$52,667
U.S. Government agencies	187,427	367	(1,296)	186,498
Obligations of states, municipalities, and political subdivisions	60,686	133	(586)	60,233
Residential mortgage-backed securities
Agency	284,038	101	(11,176)	272,963
Non-agency	84,998	199	(1,576)	83,621
Commercial mortgage-backed securities
Agency	93,543	55	(3,164)	90,434
Non-agency	31,458	—	(1,000)	30,458
Corporate securities	34,716	67	(610)	34,173
Other securities	4,613	2,127	(131)	6,609
Total	$834,254	$3,130	$(19,728)	$817,656

2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,835	$40	$(210)	$23,665
Residential mortgage-backed securities
Agency	40,082	93	(531)	39,644
Non-agency	35,349	—	(919)	34,430
Total	$99,266	$133	$(1,660)	$97,739

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

The Company did not classify securities as trading during 2018 and 2017.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$23,835	$(52)	$9,865	$(137)	$33,700	$(189)
U.S. Government agencies	25	43,487	(80)	50,101	(1,216)	93,588	(1,296)
Obligations of states, municipalities and political subdivisions	56	13,926	(97)	18,563	(489)	32,489	(586)
Residential mortgage-backed securities
Agency	42	4,288	(45)	254,121	(11,131)	258,409	(11,176)
Non-agency	8	59,107	(1,378)	4,009	(198)	63,116	(1,576)
Commercial mortgage-backed securities
Agency	9	21,356	(447)	52,640	(2,717)	73,996	(3,164)
Non-agency	5	—	—	30,458	(1,000)	30,458	(1,000)
Corporate securities	15	25,762	(342)	4,642	(268)	30,404	(610)
Other securities	1	—	—	2,844	(131)	2,844	(131)
Total	179	$191,761	$(2,441)	$427,243	$(17,287)	$619,004	$(19,728)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

		Less than 12 Months		12 Months or Longer		Total
2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	23	$8,127	$(58)	$8,792	$(152)	$16,919	$(210)
Residential mortgage-backed securities
Agency	16	6,625	(150)	21,139	(381)	27,764	(531)
Non-agency	7	21,499	(503)	12,931	(416)	34,430	(919)
Total	46	$36,251	$(711)	$42,862	$(949)	$79,113	$(1,660)

		Less than 12 Months		12 Months or Longer		Total
2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	5	$4,998	$(2)	$9,865	$(134)	$14,863	$(136)
U.S. Government agencies	9	992	(7)	51,966	(1,283)	52,958	(1,290)
Obligations of states, municipalities and political subdivisions	29	16,059	(137)	4,453	(198)	20,512	(335)
Residential mortgage-backed securities
Agency	41	15,441	(181)	292,016	(7,465)	307,457	(7,646)
Non-agency	1	—	—	4,565	(75)	4,565	(75)
Commercial mortgage-backed securities
Agency	7	—	—	57,442	(1,966)	57,442	(1,966)
Non-agency	5	—	—	30,971	(792)	30,971	(792)
Corporate securities	3	2,406	(80)	2,489	(24)	4,895	(104)
Other securities	1	—	—	1,921	(73)	1,921	(73)
Total	101	$39,896	$(407)	$455,688	$(12,010)	$495,584	$(12,417)

		Less than 12 Months		12 Months or Longer		Total
2017	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	12	$7,409	$(38)	$1,548	$(44)	$8,957	$(82)
Residential mortgage-backed securities
Agency	13	24,344	(107)	7,935	(96)	32,279	(203)
Non-agency	3	10,458	(10)	4,382	(41)	14,840	(51)
Total	28	$42,211	$(155)	$13,865	$(181)	$56,076	$(336)
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 179 securities available-for-sale with unrealized losses at December 31, 2018, compared to 101 at December 31, 2017. There were 46 securities held-to-maturity with unrealized losses at December 31, 2018, compared to 28 at December 31, 2017. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2018, 2017, and 2016 are listed below:

	2018	2017	2016
Proceeds	$5,134	$8	$534,418
Gross gains	164	8	3,358
Gross losses	—	—	131

Securities pledged at December 31, 2018 and 2017 had carrying amounts of $244.7 million and $262.5 million, respectively. At December 31, 2018 and 2017, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $197.8 million and $99.3 million, respectively, and for customer repurchase agreements of $46.9 million and $34.8 million, respectively. At December 31, 2018, there were no securities pledged for advances from the Federal Home Loan Bank, compared to $128.4 million pledged at December 31, 2017. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2018, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$70,830	$70,621
Due from one to five years	172,020	170,632
Due from five to ten years	75,017	74,725
Due after ten years	18,277	18,284
Mortgage-backed securities	494,037	477,476
Other securities with no defined maturity	4,073	5,918
Total	$834,254	$817,656
Held-to-maturity
Due from one to five years	$5,966	$5,903
Due from five to ten years	10,075	10,019
Due after ten years	7,794	7,743
Mortgage-backed securities	75,431	74,074
Total	$99,266	$97,739

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2018 and 2017 were categorized as follows:

	2018	2017
Commercial real estate	$1,261,594	$891,971
Residential real estate	704,899	577,123
Construction, land development, and other land	186,258	105,996
Commercial and industrial	1,145,240	522,254
Installment and other	13,675	4,182
Lease financing receivables	187,797	174,165
Total loans and leases	3,499,463	2,275,691
Net unamortized deferred fees and costs	(1,293)	(1,720)
Initial direct costs	3,456	3,521
Allowance for loan and lease losses	(25,201)	(16,706)
Net loans and leases	$3,476,425	$2,260,786

	2018	2017
Lease financing receivables
Net minimum lease payments	$204,646	$188,986
Unguaranteed residual values	1,535	1,644
Unearned income	(18,384)	(16,465)
Total lease financing receivables	187,797	174,165
Initial direct costs	3,456	3,521
Lease financial receivables before allowance for lease losses	$191,253	$177,686

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At December 31, 2018 and 2017, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $108.7 million and $77.0 million, respectively. At December 31, 2018 and 2017, installment and other loans included overdraft deposits of $1.7 million and $617,000, respectively, which were reclassified as loans. At December 31, 2018 and 2017, loans and loans held for sale pledged as security for borrowings were $1.4 billion and $516.9 million, respectively.

The minimum annual lease payments for lease financing receivables as of December 31, 2018 are summarized as follows:

Minimum Lease Payments
2019	$71,802
2020	58,646
2021	39,385
2022	23,990
2023	9,752
Thereafter	1,071
Total	$204,646

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2018 and 2017:

2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$652,234	$146,808	$462,565	$1,261,607
Residential real estate	466,309	113,934	124,659	704,902
Construction, land development, and other land	144,128	3,779	37,442	185,349
Commercial and industrial	803,508	12,617	328,672	1,144,797
Installment and other	11,718	404	1,596	13,718
Lease financing receivables	159,901	—	31,352	191,253
Total loans and leases	$2,237,798	$277,542	$986,286	$3,501,626

2017	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$513,622	$166,712	$211,359	$891,693
Residential real estate	400,571	144,562	32,085	577,218
Construction, land development, and other land	97,638	5,946	1,845	105,429
Commercial and industrial	416,499	10,008	94,731	521,238
Installment and other	3,724	462	42	4,228
Lease financing receivables	141,329	—	36,357	177,686
Total loans and leases	$1,573,383	$327,690	$376,419	$2,277,492

Acquired impaired loans—As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310‑30 in the amount of $25.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction. There were no other acquired impaired loans purchased during 2018 or 2017. The following table presents a reconciliation of the undiscounted contractual cash flows, non‑accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of May 31, 2018:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.7 million and $3.9 million, at December 31, 2018 and 2017, respectively.

	2018		2017
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$216,137	$146,808	$235,898	$166,712
Residential real estate	173,962	113,934	207,660	144,562
Construction, land development, and other land	11,962	3,779	13,270	5,946
Commercial and industrial	24,972	12,617	18,333	10,008
Installment and other	1,735	404	1,819	462
Total acquired impaired loans	$428,768	$277,542	$476,980	$327,690

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Beginning balance	$36,446	$36,868	$43,915
Additions	3,566	—	6,916
Accretion to interest income	(23,982)	(24,597)	(26,208)
Reclassification from nonaccretable difference	21,085	24,175	12,245
Ending balance	$37,115	$36,446	$36,868

Acquired non‑impaired loans and leases—The Company acquired non‑impaired loans as part of the First Evanston acquisition in the amount of $891.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction.

The unpaid principal balance and carrying value for acquired non‑impaired loans and leases at December 31, 2018 and 2017 were as follows:

	2018		2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$473,262	$462,565	$221,710	$211,359
Residential real estate	127,478	124,659	32,605	32,085
Construction, land development, and other land	38,494	37,442	1,926	1,845
Commercial and industrial	344,879	328,672	105,529	94,731
Installment and other	1,831	1,596	355	42
Lease financing receivables	32,977	31,352	37,476	36,357
Total acquired non-impaired loans and leases	$1,018,921	$986,286	$399,601	$376,419

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the years ended December 31, 2018, 2017 and 2016 are as follows:

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions	4,543	113	662	12,089	68	1,320	18,795
Charge-offs	(1,865)	—	(418)	(6,944)	(60)	(2,517)	(11,804)
Recoveries	68	—	—	369	—	1,067	1,504
Ending balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Ending balance:
Individually evaluated for impairment	$2,191	$61	$—	$4,397	$—	$—	$6,649
Collectively evaluated for impairment	4,105	1,323	466	7,413	47	2,463	15,817
Loans acquired with deteriorated credit quality	1,244	367	—	1,122	2	—	2,735
Total allowance for loan and lease losses	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$11,983	$2,137	$—	$21,794	$—	$—	$35,914
Collectively evaluated for impairment	1,102,816	588,831	181,570	1,110,386	13,314	191,253	3,188,170
Loans acquired with deteriorated credit quality	146,808	113,934	3,779	12,617	404	—	277,542
Total loans and leases	$1,261,607	$704,902	$185,349	$1,144,797	$13,718	$191,253	$3,501,626

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

The Company increased the allowance for loan and lease losses by $8.5 million, $5.8 million, and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $1.1 million for the year ended December 31, 2018, increased the allowance for loan and lease losses by $2.3 million for the year ended December 31, 2017, and decreased the allowance for loan and lease losses by $1.7 million for the year ended December 31, 2016.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2018, 2017, and 2016, which excludes acquired impaired loans:

2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$6,110	$7,693	$—	$8,968	$590
Residential real estate	1,886	1,858	—	1,917	43
Commercial and industrial	11,193	13,961	—	8,680	483
With an allowance recorded
Commercial real estate	5,873	6,313	2,191	5,328	270
Residential real estate	251	253	61	311	4
Commercial and industrial	10,601	11,153	4,397	9,472	749
Installment and other	—	—	—	11	—
Total impaired loans	$35,914	$41,231	$6,649	$34,687	$2,139

2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$11,425	$12,936	$—	$10,482	$525
Residential real estate	2,075	2,046	—	1,781	72
Construction, land development and other land	—	—	—	295	2
Commercial and industrial	5,470	6,774	—	2,875	265
With an allowance recorded
Commercial real estate	2,459	2,634	1,101	1,988	187
Residential real estate	354	351	158	422	6
Construction, land development and other land	—	—	—	14	—
Commercial and industrial	9,314	9,724	2,692	3,460	486
Installment and other	14	14	14	162	12
Total impaired loans	$31,111	$34,479	$3,965	$21,479	$1,555

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of December 31, 2018 and 2017:

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,009,041	$553,665	$147,123	$962,291	$9,997	$188,314	$2,870,431
Watch	76,276	29,522	31,376	112,996	3,302	80	253,552
Special Mention	17,602	5,656	3,071	34,314	—	1,794	62,437
Substandard	11,880	2,125	—	22,579	15	818	37,417
Doubtful	—	—	—	—	—	247	247
Loss	—	—	—	—	—	—	—
Total	$1,114,799	$590,968	$181,570	$1,132,180	$13,314	$191,253	$3,224,084

2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$638,066	$398,743	$73,935	$415,163	$3,732	$174,672	$1,704,311
Watch	58,217	29,165	22,380	67,024	20	190	176,996
Special Mention	14,645	2,251	3,168	13,535	—	1,293	34,892
Substandard	14,053	2,497	—	15,508	14	1,259	33,331
Doubtful	—	—	—	—	—	272	272
Loss	—	—	—	—	—	—	—
Total	$724,981	$432,656	$99,483	$511,230	$3,766	$177,686	$1,949,802

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category as of December 31, 2018 and 2017:

2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$6,659	$2,145	$—	$9,484	$18,288	$1,096,511	$1,114,799
Residential real estate	4,488	711	—	1,815	7,014	583,954	590,968
Construction, land development, and other land	—	—	—	—	—	181,570	181,570
Commercial and industrial	5,829	1,376	—	13,932	21,137	1,111,043	1,132,180
Installment and other	1,932	4	—	12	1,948	11,366	13,314
Lease financing receivables	789	530	—	591	1,910	189,343	191,253
Total	$19,697	$4,766	$—	$25,834	$50,297	$3,173,787	$3,224,084

2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,783	$968	$—	$8,459	$14,210	$710,771	$724,981
Residential real estate	148	—	—	2,092	2,240	430,416	432,656
Construction, land development, and other land	—	—	—	—	—	99,483	99,483
Commercial and industrial	6,667	967	—	4,348	11,982	499,248	511,230
Installment and other	18	—	—	14	32	3,734	3,766
Lease financing receivables	997	638	—	851	2,486	175,200	177,686
Total	$12,613	$2,573	$—	$15,764	$30,950	$1,918,852	$1,949,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of December 31, 2018, 2017, and 2016. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

December 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,508	$1,508	$—	$113
Commercial and industrial	2	191	191	—	100
Residential real estate	1	114	114	—	—
Total accruing	7	1,813	1,813	—	213
Non-accruing:
Commercial real estate	9	2,512	2,471	41	743
Commercial and industrial	6	6,714	4,843	1,871	1,290
Total non-accruing	15	9,226	7,314	1,912	2,033
Total troubled debt restructurings	22	$11,039	$9,127	$1,912	$2,246

December 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	3	$912	$912	$—	$—
Residential real estate	1	149	149	—	—
Total accruing	4	1,061	1,061	—	—
Non-accruing:
Commercial real estate	2	743	743	—	111
Commercial and industrial	3	1,246	759	487	246
Residential real estate	1	67	67	—	—
Total non-accruing	6	2,056	1,569	487	357
Total troubled debt restructurings	10	$3,117	$2,630	$487	$357

December 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	1	$421	$421	$—	$—
Residential real estate	2	181	181	—	—
Total accruing	3	602	602	—	—
Non-accruing:
Commercial real estate	1	477	477	—	—
Residential real estate	1	75	75	—	—
Total non-accruing	2	552	552	—	—
Total troubled debt restructurings	5	$1,154	$1,154	$—	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2018 and no commitments outstanding on troubled debt restructurings at December 31, 2017 or 2016.

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
Accruing:
Beginning balance	$1,061	$602	$1,908
Additions	37	1,017	181
Net payments	(86)	(144)	(1,010)
Net transfers from (to) non-accrual	801	(414)	(477)
Ending balance	1,813	1,061	602
Non-accruing:
Beginning balance	1,569	552	833
Additions	8,408	681	—
Net payments	(1,718)	(78)	(758)
Charge-offs	(144)	—	—
Net transfers from (to) accrual	(801)	414	477
Ending balance	7,314	1,569	552
Total troubled debt restructurings	$9,127	$2,630	$1,154

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the years ended December 31, 2018, 2017, and 2016 had a recorded investment of $340,000, $144,000, and $477,000, respectively.

At December 31, 2018 and 2017, the reserve for unfunded commitments was $1.2 million and $923,000, respectively. During the years ended December 31, 2018, 2017, and 2016, the provisions for unfunded commitments were $317,000, $162,000, and $493,000, respectively. There were no charge‑offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017	2016
Beginning balance	$21,400	$21,091	$—
Acquired servicing assets at fair value	—	—	20,295
Additions, net	7,562	6,250	539
Changes in fair value	(9,269)	(5,941)	257
Ending balance	$19,693	$21,400	$21,091
Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2018 and 2017:

	2018	2017
Loan portfolios serviced for:
SBA guaranteed loans	$1,151,915	$1,021,143
USDA guaranteed loans	106,184	91,758
Total	$1,258,099	$1,112,901

Loan servicing revenue totaled $10.3 million, $9.6 million, and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 7—Servicing Assets (continued)

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $9.3 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. There was an upward valuation of $257,000 for the year ended December 31, 2016.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Beginning balance	$10,626	$16,570	$26,715
Acquisition of OREO through business combination	—	—	1,525
Net additions to OREO	2,436	6,690	6,659
Proceeds from sales of OREO	(7,495)	(13,898)	(18,637)
Gains on sales of OREO	383	2,147	1,366
Valuation adjustments	(636)	(883)	(1,058)
Ending balance	$5,314	$10,626	$16,570

At December 31, 2018 and 2017, the balance of real estate owned included $838,000 and $3.6 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2018 and 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.3 million and $1.9 million, respectively.

Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $444,000 for the year ended December 31, 2018 and $1.4 million for the year ended December 31, 2016. There were no internally finances sales of OREO for the year ended December 31, 2017.

Note 9—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2018 and 2017 and were as follows:

	2018	2017
Premises	$62,675	$61,714
Furniture, fixtures and equipment	15,779	13,591
Leasehold improvements	6,544	4,245
Total cost	84,998	79,550
Less accumulated depreciation and amortization	(33,679)	(29,880)
Net book value of premises, furniture, fixtures, equipment, leasehold improvements	51,319	49,670
Construction in progress	830	899
Land	45,531	44,655
Premises and equipment, net	$97,680	$95,224

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $5.2 million and $5.1 million, respectively. Refer to Note 17—Commitments and Contingent Liabilities for additional discussion related to operating lease commitments.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Premises and Equipment and Assets Held for Sale (continued)

During 2016, the Company closed and consolidated 12 retail branches within our branch network based on a detailed assessment of the branch network and analysis of branch and market data. During 2017, two additional branches were closed and consolidated, and during 2018, an additional six branches and two other facilities were closed and consolidated. Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Beginning balance	$9,779	$14,748	$2,259
Transfers in	9,074	3,372	14,496
Transfers out	(425)	—	—
Proceeds from sales	(4,415)	(5,373)	(2,566)
Internally financed sales	—	(1,800)	—
Net gains (losses) on sales	1,103	(217)	967
Impairment loss	(627)	(951)	(408)
Ending balance	$14,489	$9,779	$14,748

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2018. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$54,562	$16,720	$—	$51,975	$19,776	$—	$25,688	$22,275	$—
Additions	73,615	19,060	3,216	2,587	—	—	26,287	486	—
Amortization or accretion	—	(5,420)	(157)	—	(3,056)	—	—	(2,985)	—
Ending balance	$128,177	$30,360	$3,059	$54,562	$16,720	$—	$51,975	$19,776	$—
Accumulated amortization or accretion	N/A	$18,886	157	N/A	$13,466	N/A	N/A	$10,410	N/A
Weighted average remaining amortization or accretion period	N/A	6.8 Years	11.4 Years	N/A	5.6 Years	N/A	N/A	6.6 Years	N/A

During 2018, the Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition. Please refer to Note 3—Acquisition of a Business for further details. The increases in goodwill and core deposit intangible for the years ended December 31, 2017 and 2016 resulted from the Ridgestone acquisition.

Additionally, the Company had other intangible assets of $36,000, and $50,000 as of December 31, 2017 and 2016, respectively, associated with trademark‑related transactions. The other intangible assets were fully amortized in 2018 resulting in no remaining balance as of December 31, 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets (continued)

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2018:

Estimated Amortization
2019	$6,925
2020	6,476
2021	6,026
2022	5,578
2023	3,645
Thereafter	4,769
Total	$33,419

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Current tax expense:
Federal	$—	$1,010	$—
State and local	1,078	1,485	—
Total current tax expense	1,078	2,495	—
Deferred tax expense:
Federal	11,469	13,554	478
State and local	2,460	686	136
Remeasurement of net deferred tax assets	(760)	2,364	—
Total deferred tax expense before reversal of valuation allowance	13,169	16,604	614
Deferred tax valuation allowance	—	—	(61,859)
Provision (benefit) for income taxes	$14,247	$19,099	$(61,245)

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 and the effective tax rate:

	2018	2017	2016
Calculated tax benefit at statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
Reversal of valuation allowance, net of change in estimated Section 382 impact	—	—	(1,167.6)
State taxes, net of federal income tax	7.0	6.5	6.1
Tax exempt income	(0.5)	(0.7)	(5.3)
Share-based compensation	(0.9)	—	—
Non-deductible expenses	0.5	0.2	14.8
Remeasurement of net deferred tax assets	(1.4)	5.8	—
Total income tax expense (benefit)	25.7%	46.8%	(1,117.0)%

As part of a budget package passed by the Legislature of the State of Illinois, the corporate income tax rate increased from 5.25% to 7.00% effective July 1, 2017.  As a result of the increase in the corporate income tax rate, we recorded a state income tax benefit of $4.8 million during 2017, primarily due to increased value of our deferred tax asset related to our Illinois net loss deduction.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC 740 required us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal and state taxes. Among other things, the Tax Act reduced the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At December 31, 2018, the Company’s accounting for the impact of the Tax Act on its net deferred tax assets is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and the Company recorded net income tax expense of $7.2 million during the fourth quarter of 2017 as a result of this change, and recorded an additional discrete income tax benefit of $760,000 during 2018.

Included in the provisional tax expense recorded for the re-measurement of the Company’s net deferred tax assets recorded in 2017 were deferred items for which the tax effects were originally established through OCI. This resulted in a disproportionate tax effect for those items still recorded in AOCI. Under GAAP as of December 31, 2017, those items would continue to be reported in AOCI until such time as the underlying transactions were settled and would then be reclassified as a component of the provision for income taxes. However, in February 2018, the FASB issued an ASU that permits entities to reclassify the tax effects stranded in AOCI as a result of the Tax Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption in any period permitted. The Company early adopted this new guidance effective January 1, 2018. The adoption did not impact the Company’s Consolidated Statements of Operations, and resulted in a reclassification of $763,000 from accumulated other comprehensive income (loss) to retained earnings.

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

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating losses and tax credits	$25,851	$42,062
Interest on non-accrual loans	3,039	2,755
Allowance for loan losses and loan basis	15,641	11,252
Deposits	90	5
Alternative minimum tax ("AMT") credit carryforward	—	2,140
Other real estate owned	393	—
Net unrealized holding losses on securities available-for-sale	4,622	2,766
Accrued expenses	3,747	1,576
Other	2,075	837
Total deferred tax assets	55,458	63,393
Deferred tax liabilities:
Other real estate owned	—	(24)
Premises and equipment	(3,752)	(3,385)
Core deposit intangibles	(9,306)	(4,656)
Servicing assets	(337)	(3,505)
Trust preferred securities	(2,710)	(2,465)
Unrealized holding gain on cash flow hedges	(1,839)	(1,390)
Other	(1,871)	(592)
Total deferred tax liabilities	(19,815)	(16,017)
Net deferred tax assets after valuation allowance	$35,643	$47,376

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

	2018	2017
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards - begin to expire in 2030	$1,233	$63,964
Illinois gross NLD carryforwards - begin to expire in 2021	340,999	381,471
AMT credit carryforward - no expiration date	—	2,140

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. Pursuant to Sections 382 and 383, a portion of the limited net operating loss carryforwards and credits become available to use each year. The Company estimates that approximately $756,000 of the restricted Federal net operating losses will become available each year.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2015 and state income tax examinations for years before 2014.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of December 31, 2018 and 2017:

	2018	2017
Federal Home Loan Bank advances	$425,000	$361,506
Weighted average cost	2.56%	1.49%

At December 31, 2018, fixed‑rate advances totaled $360.0 million, with interest rates ranging from 2.52% to 2.61% and maturities ranging from January 2019 to March 2019. Total variable rate advances were $65.0 million at December 31, 2018, with an interest rate of 2.41% that may reset daily, and matures in January 2019. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion. At December 31, 2018 and 2017, the Bank has additional borrowing capacity from the FHLB of $1.3 billion and $795.0 million, respectively, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 22—Derivative Instruments and Hedging Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2018 and 2017:

	2018	2017
Securities sold under agreements to repurchase	$34,166	$31,187
Line of credit	—	—
Total	$34,166	$31,187

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings (continued)

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 11, 2018 and carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016 and execution of a Negative Pledge Agreement dated October 11, 2018. The amended revolving line of credit bears interest at either the LIBOR plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 50 basis points. As of December 31, 2018 and 2017, the line of credit has not been drawn upon, so an interest rate option has not been selected.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2018 and 2017:

	2018	2017
Federal Reserve Bank of Chicago discount window line	$293,613	$144,248
Available federal funds lines	55,000	55,000

Note 14—Deposits

The following is a summary of the Company’s deposits as of December 31, 2018 and 2017:

	2018	2017
Non-interest-bearing demand deposits	$1,192,873	$760,887
Interest-bearing checking accounts	296,339	186,611
Money market demand accounts	640,401	349,862
Other savings	476,418	437,212
Time deposits (below $250,000)	911,603	627,255
Time deposits ($250,000 and above)	232,282	81,502
Total deposits	$3,749,916	$2,443,329

Time deposits of $250,000 or more included $50.0 million of brokered deposits at December 31, 2018 and none at December 31, 2017.

At December 31, 2018, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2019	$852,780
2020	240,863
2021	33,583
2022	10,584
2023	6,075
Total	$1,143,885

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15— Junior Subordinated Debentures

At December 31, 2018 and 2017, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2018	Aggregate Principal Amount 2017	Stated Maturity	Contractual Rate at December 31, 2018	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	5.58%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	—	March 15, 2035	4.57%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	36,500
Discount	(9,732)	(8,853)
Total liability, at carrying value	$36,768	$27,647

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (5.58% and 4.39% at December 31, 2018 and 2017, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $84,000 and $62,000 as of December 31, 2018 and 2017, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% and 5.09% at December 31, 2018 and 2017, respectively), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of December 31, 2018 or 2017.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (4.57% at December 31, 2018), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $21,000 as of December 31, 2018.

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

Note 16— Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2018, 2017, and 2016. The net assets of the plan are not included in the Consolidated Statements of Financial Condition.

As of February 1, 2016, a 401(k) employer match contribution was adopted by the Company, pursuant to which the Company will make a contribution equal to 50% of the first 4% contributed by employees. Effective January 1, 2017, the employer match was increased to equal 100% of the first 3% and 50% for the next 2% contributed by employees. Total expense for the employer contributions made to the Plan was $2.1 million, $1.5 million, and $655,000 during the years ended December 31, 2018, 2017, and 2016, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16— Employee Benefit Plans (continued)

On June 14, 2017, the Company’s board of directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of common stock at a discount from the market price through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company has issued 8,882 shares in connection with the ESPP leaving 191,118 available at December 31, 2018. The first plan offering was in the first quarter of 2018, and there was $66,000 of compensation expense for the year ended December 31, 2018, and no compensation expense for the years ended December 31, 2017 or 2016.

Note 17— Commitments and Contingent Liabilities

Legal contingencies—In the ordinary course of business, the Company and Bank have various outstanding commitments and contingent liabilities that are not recognized in the accompanying consolidated financial statements. In addition, the Company may be a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is currently not expected to have a material adverse effect on the Company’s Consolidated Financial Statements.

Operating lease commitments—The Company has entered into various operating lease agreements primarily for facilities and land on which banking facilities are located. Certain lease agreements have renewal options at the end of the original lease term and certain lease agreements have escalation clauses in the rent payments.

The minimum annual rental commitments for operating leases subsequent to December 31, 2018, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2019	$3,285
2020	2,725
2021	2,450
2022	1,488
2023	562
Thereafter	2,605
Total	$13,115

The Company’s rental expenses for the years ended December 31, 2018, 2017, and 2016 were $5.5 million, $4.6 million, and $3.8 million, respectively. During the years ended December 31, 2018, 2017, and 2016 the Company received $723,000, $702,000, and $737,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.7 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion. As of December 31, 2018, the remaining contract termination balance was $3.7 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Commitments and Contingent Liabilities (continued)

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2018 and 2017:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$74,099	$928,991	$55,924	$467,429
Letters of credit	1,982	34,071	1,226	3,337
Total	$76,081	$963,062	$57,150	$470,766

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.00% to 15.00% and maturities up to 2032. Variable rate loan commitments have interest rates ranging from 3.00% to 15.00% and maturities up to 2048.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2018 and 2017:

		Fair Value Measurements Using
2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$52,667	$52,667	$—	$—
U.S. Government agencies	186,498	—	186,498	—
Obligations of states, municipalities, and political subdivisions	60,233	—	60,038	195
Mortgage-backed securities; residential
Agency	272,963	—	272,963	—
Non-Agency	83,621	—	83,621	—
Mortgage-backed securities; commercial
Agency	90,434	—	90,434	—
Non-Agency	30,458	—	30,458	—
Corporate securities	34,173	—	34,173	—
Other securities	6,609	2,844	3,074	691
Servicing assets	19,693	—	—	19,693
Derivative assets	10,740	—	10,740	—
Financial liabilities
Derivative liabilities	4,243	—	4,243	—

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

The Company has originated, and acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single‑issuer trust preferred securities included in other securities categorized as Level 3 of the fair value hierarchy.

The Company has purchased, and acquired through a business combination, privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for municipal government entities located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended
	December 31,
	2018	2017	2018	2017
	Investment Securities		Servicing Assets
Balance, beginning of period	$1,052	$1,080	$21,400	$21,091
Acquired assets at fair value	314	—	—	—
Additions, net	—	—	7,562	6,250
Maturities	(494)	(175)	—	—
Amortization	5	5	—	—
Change in unrealized gain	9	142	—	—
Change in fair value	—	—	(9,269)	(5,941)
Balance, end of period	$886	$1,052	$19,693	$21,400

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2018:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.4%	2.4%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—5.4%	5.2%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.0%—17.4%	11.5%	Decrease
		Discount rate	8.5%—23.1%	15.2%	Decrease
		Expected weighted average loan life	0.1—10.4 years	5.1 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Loans held for sale— Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value based on contract price. Loans transferred to loans held for sale are carried at the lower of cost or fair value, less estimated costs to sell.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of December 31, 2018 and 2017:

		Fair Value Measurements Using
2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$9,792	$—	$—	$9,792
Residential real estate	2,076	—	—	2,076
Construction, land development, and other land	—	—	—	—
Commercial and industrial	17,397	—	—	17,397
Installment and other	—	—	—	—
Assets held for sale	14,489	—	—	14,489
Other real estate owned	5,314	—	—	5,314

		Fair Value Measurements Using
2017	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$12,783	$—	$—	$12,783
Residential real estate	2,271	—	—	2,271
Construction, land development, and other land	—	—	—	—
Commercial and industrial	12,092	—	—	12,092
Installment and other	—	—	—	—
Assets held for sale	9,779	—	—	9,779
Other real estate owned	10,626	—	—	10,626

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

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

	Fair Value	2018		2017
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$30,190	$30,190	$19,404	$19,404
Interest bearing deposits with other banks	2	91,670	91,670	38,945	38,945
Securities held-to-maturity	2	99,266	97,739	117,163	117,277
Other restricted stock	2	19,202	19,202	16,343	16,343
Loans held for sale	3	19,827	21,654	5,212	5,851
Loans and lease receivables, net (less impaired loans at fair value)	3	3,447,160	3,407,652	2,260,786	2,240,235
Accrued interest receivable	3	10,863	10,863	7,670	7,670
Financial liabilities
Non-interest-bearing deposits	2	1,192,873	1,192,873	760,887	760,887
Interest-bearing deposits	2	2,557,043	2,554,329	1,682,442	1,678,535
Accrued interest payable	2	3,484	3,484	1,306	1,306
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	425,000	425,000	361,506	361,500
Securities sold under repurchase agreement	2	34,166	34,166	31,187	31,187
Junior subordinated debentures	3	36,768	42,351	27,647	33,907

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2018, there were 1,350,545 shares available for future grants under the Omnibus Plan.

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

During 2018, the Company granted 131,157 shares of restricted common stock, par value $0.01 per share. Of this total, 102,559 restricted shares will vest ratably over four years on each anniversary of the grant date, 15,165 restricted shares will vest ratably over three years on each anniversary of the grant date, and 2,268 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the year ended December 31, 2018:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2018	70,398	$20.31
Granted	131,157	22.36
Vested	(2,975)	20.96
Forfeited	(2,100)	20.84
Ending balance outstanding at December 31, 2018	196,480	$21.66

A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000. No restricted shares vested during the year ended December 31, 2017.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2018	2017
Total share-based compensation - restricted stock	$958	$203
Income tax benefit	267	83
Unrecognized compensation expense - restricted stock	3,167	1,227
Weighted-average amortization period remaining	2.9 years	2.8 years

The fair value of the unvested restricted stock awards at December 31, 2018 was $3.3 million.

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

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,598,872 shares remain outstanding under the BYB Plan as of December 31, 2018.

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

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options. The fair values of options under the BYB Plan were determined using the following assumptions as of the grant dates:

Time Options Grants
2016
Risk-free interest rate	1.34% - 1.40%
Expected term (years)	5.2 - 5.6
Expected stock price volatility	20.39%
Expected dividend yield	0.00%
Weighted average grant date fair value	$3.55

Performance Options Grants
2016
Risk-free interest rate	Implied forward rates
Expected term (years)	Variable
Expected stock price volatility	20.34% - 20.39%
Expected dividend yield	0.00%
Weighted average grant date fair value	$3.75

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2018:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2018	1,783,020	$11.91	$19,718	7.6
Granted	—
Expired	—
Exercised	(148,748)	11.69	$1,614
Forfeited	(35,400)	16.25
Ending balance outstanding at December 31, 2018	1,598,872	$11.84	$7,713	6.6
Exercisable at December 31, 2018	1,500,572	$11.55	$7,673	6.5

A total of 148,748 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $1.7 million and related tax benefit was $449,000. There were no stock options exercised during the year ended December 31, 2017. A total of 345,063 stock options vested during the year ended December 31, 2018.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Total share-based compensation - stock options	$458	$1,294	$899
Income tax benefit	127	521	360
Unrecognized compensation expense - stock options	146	729	1,752
Weighted-average amortization period remaining	1.1 years	1.2 years	1.8 years

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each outstanding First Evanston Option held by a participant in the First Evanston Bancorp, Inc. Stock Incentive Plan (the “FEB Plan”) ceased to represent a right to acquire shares of First Evanston common stock and was assumed and converted automatically into a fully vested and exercisable adjusted option to purchase shares of Byline common stock (each an “Adjusted Option”). In accordance with the Merger Agreement, the number of shares of Byline common stock to which each such Adjusted Option relates is equal to the product (rounded down to the nearest whole share of Byline common stock) of: (a) the number of shares of First Evanston common stock subject to the First Evanston Option immediately prior to May 31, 2018, multiplied by (ii) 4.725. Each Adjusted Option has an exercise price per share of Byline common stock equal to the quotient (rounded up to the nearest whole cent) of (x) the per share exercise price of such First Evanston Option immediately prior to May 31, 2018, divided by (y) 4.725. The description of the conversion process is based on, and qualified by, the Merger Agreement.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2018:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, May 31, 2018	—	$—	$—	—
Granted	680,787	11.26	$7,544
Expired	—
Exercised	(56,404)	10.66	$602
Forfeited	—
Ending balance outstanding at December 31, 2018	624,383	$11.31	$3,339	5.2
Exercisable at December 31, 2018	624,383	$11.31	$3,339	5.2

A total of 56,404 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $601,000 and related tax benefit was $168,000.

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

Note 20— Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates would be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and would not involve more than normal risk of collectability. As of December 31, 2018 and 2017, there were no material loans made to the related parties described above.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2018 and 2017.

Other—As of December 31, 2018 and 2017, there were no receivables outstanding from related parties.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Regulatory Capital Requirements (continued)

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and well capitalized with respect to the Bank. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	237,246	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$408,245	15.89%	$205,559	8.00%	N/A	N/A
Bank	365,386	14.19%	205,981	8.00%	257,476	10.00%
Tier 1 capital to risk weighted assets:
Company	$389,934	15.18%	$154,169	6.00%	N/A	N/A
Bank	347,075	13.48%	154,486	6.00%	205,981	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$351,408	13.68%	$115,627	4.50%	N/A	N/A
Bank	347,075	13.48%	115,864	4.50%	167,359	6.50%
Tier 1 capital to average assets:
Company	$389,934	12.18%	$128,075	4.00%	N/A	N/A
Bank	347,075	10.82%	128,305	4.00%	160,382	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. As of January 1, 2018 the capital conservation buffer requirement was 1.875%. The conservation buffers for the Company and Byline Bank exceed the fully phased in minimum capital requirement as of December 31, 2018.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the years ended December 31, 2018 and 2017, the Company received $2.9 million and $2.8 million, respectively, in cash dividends from Byline Bank to pay the trust preferred securities interest and preferred dividends.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017:

	2018			2017
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$6,699	$—	$250,000	$5,030	$38
Derivatives not designated as hedging instruments
Other interest rate swaps	294,545	4,041	4,237	94,726	951	956
Other credit derivatives	4,424	—	6	—	—	—
Total derivatives	$548,969	$10,740	$4,243	$344,726	$5,981	$994

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of December 31, 2018, and 2017. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in other comprehensive income (loss), net of taxes, to the extent effective. The amount included in accumulated other comprehensive income (loss) would be reclassified to current interest incurred from the hedged FHLB advances when it affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. The Company expects the hedges to remain highly effective during the remaining terms of the swaps and did not recognize any hedge ineffectiveness in current earnings during the years ended December 31, 2018 and 2017

Interest recorded on these swap transactions reduced FHLB interest expense by $1.3 million during the year ended December 31, 2018, and increased FHLB interest expense by $579,000 and $40,000 during the years ended December 31, 2017 and 2016, respectively, and is reported as a component of interest expense on FHLB advances. At December 31, 2018, the Company estimates $2.6 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of December 31, 2018:

Notional amounts	$250,000
Derivative assets fair value	6,699
Derivative liabilities fair value	—
Weighted average pay rates	1.67%
Weighted average receive rates	2.37%
Weighted average maturity	3.2 years

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the year ended December 31, 2018:

	Amount of Gain Recognized in OCI (Effective Portion)	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income (Ineffective Portion)
Interest rate swaps	$2,960	$1,348	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

Other interest rate swaps—The total combined notional amount was $294.5 million as of December 31, 2018, with maturities ranging from April 2020 to December 2028. The fair values of the interest rate swap agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2018, 2017, and 2016, there were $1.7 million, $393,000, and $679,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

The following table reflects other interest rate swaps as of December 31, 2018:

Notional amounts	$294,545
Derivative assets fair value	4,041
Derivative liabilities fair value	4,237
Weighted average pay rates	4.84%
Weighted average receive rates	4.38%
Weighted average maturity	5.8 years

Other credit derivatives—The total notional amount was $4.4 million as of December 31, 2018. There were no credit derivatives as of or for the year ended December 31, 2017. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivatives resulted in a decrease to other non-interest income during the year ended December 31, 2018 of $6,000. There was $60,000 of transaction fees included in non-interest income related to these derivative instruments during the year ended December 31, 2018.

The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the years ended December 31, 2018 and 2017, the CVA resulted in decreases to non-interest income of $192,000 and $44,000, respectively. For the year ended December 31, 2016, the CVA resulted in an increase to non-interest income of $39,000.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2018 and 2017:

	2018		2017
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$10,740	$4,243	$5,981	$994
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$10,740	$4,243	$5,981	$994
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(2,823)	(2,823)	(232)	(232)
Collateral posted	(7,917)	(1,317)	(5,371)	(745)
Net credit exposure	—	$103	$378	$17

As of December 31, 2018, the counterparties posted collateral of $8.8 million, which resulted in no excess collateral with the Company. For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivatives asset.

Note 23—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2018	2017
ASSETS
Cash	18,242	39,626
Investment in banking subsidiary	667,236	445,786
Other assets	3,067	1,236
Total assets	$688,545	$486,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	—	—
Junior subordinated debentures issued to capital trusts, net	36,768	27,647
Accrued expenses and other liabilities	1,105	423
Stockholders' equity	650,672	458,578
Total liabilities and stockholders' equity	$688,545	$486,648

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2018	2017	2016
INCOME
Dividends from subsidiary	$2,900	$2,800	$—
Other noninterest income	—	9	57
Total income	2,900	2,809	57
EXPENSES
Interest expense	2,716	2,782	2,460
Other noninterest expense	3,214	1,804	381
Total expenses	5,930	4,586	2,841
Loss before provision for income taxes and equity in undistributed income of subsidiary	(3,030)	(1,777)	(2,784)
Provision (benefit) for income taxes	(1,549)	(1,166)	204
Loss before equity in undistributed income of subsidiary	(1,481)	(611)	(2,988)
Equity in undistributed income of subsidiary	42,674	22,306	69,717
Net income	$41,193	$21,695	$66,729

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,193	$21,695	$66,729
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(42,674)	(22,306)	(69,717)
Stock-based compensation expense	1,514	1,497	899
Exercise of share-based awards	—	—	40
Accretion of junior subordinated debentures discount	624	721	876
Changes in other assets and other liabilities	(3,291)	(2,893)	16
Net cash used in operating activities	(2,634)	(1,286)	(1,157)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and advances from subsidiary	—	—	(32,019)
Net cash paid in acquisition of business	(20,510)	—	(36,586)
Net cash used in investing activities	(20,510)	—	(68,605)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	—	30,000
Repayments of revolving line of credit	—	(20,650)	(9,350)
Dividends paid on preferred stock	(783)	(11,277)	—
Cash paid in lieu of fractional shares	—	(2)	—
Proceeds from issuance of common stock, net	2,543	76,829	49,592
Proceeds from issuance of preferred stock	—	1,050	9,388
Repurchase of preferred stock	—	(15,003)	—
Net cash provided by financing activities	1,760	30,947	79,630
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,384)	29,661	9,868
CASH AND CASH EQUIVALENTS, beginning of period	39,626	9,965	97
CASH AND CASH EQUIVALENTS, end of period	$18,242	$39,626	$9,965

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 2,223,255 shares of common stock were outstanding as of December 31, 2018. Options to purchase 1,783,020 shares of common stock were outstanding as of December 31, 2017 and 2016. There were 196,480 and 70,798 restricted stock awards outstanding at December 31, 2018 and 2017, respectively. There were no restricted stock awards outstanding at December 31, 2016.

	Years ended December 31,
	2018	2017	2016
Net income	$41,193	$21,695	$66,729
Less: Dividends on preferred shares	783	11,277	—
Net income available to common stockholders	$40,410	$10,418	$66,729
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	33,292,619	26,963,517	20,141,630
Incremental shares	887,135	583,797	289,153
Weighted-average common stock outstanding (dilutive)	34,179,754	27,547,314	20,430,783
Basic earnings per common share	$1.21	$0.39	$3.31
Diluted earnings per common share	$1.18	$0.38	$3.27

Note 25—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2018 and 2017 is as follows:

	2018	2017
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	36,343,239	29,317,298
Shares outstanding	36,343,239	29,317,298

During 2016, the Company authorized and issued Series B 7.50% fixed-to-floating non-voting, noncumulative perpetual preferred stock with a liquidation preference of $1,000 per share, plus the amount of unpaid dividends, if any, which is redeemable at the Company’s option on or after March 31, 2022. Holders of Series B Preferred Stock do not have any rights to convert such stock into shares of any other class of capital stock of the Company. Holders of Series B Preferred Stock are entitled to receive a fixed dividend of 7.50% per annum from the original issue date through December 30, 2021, after which the dividend is paid at a floating rate of three-month LIBOR plus 5.41% per annum.

The Company Series B Preferred Stock is included in Tier 1 capital for regulatory capital purposes and is redeemable at the option of the Company at a redemption price of $1,000 per share, plus any declared and unpaid dividends (i) in whole or part on any dividend payment date on or after March 31, 2022, and (ii) in whole but not in part prior to March 31, 2022, within 90 days following a regulatory event, as defined in the Certificate of Designations of the Company Series B Preferred Stock. The Company must receive approval of the Federal Reserve Board prior to any redemption of the Company Series B Preferred Stock.

For the year ended December 31, 2018, the Company declared and paid dividends on the Series B Preferred Stock of $783,000, compared to $776,000 for the year ended December 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited)

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$38,142	$44,841	$61,073	$62,895
Interest expense	4,447	5,785	8,480	9,634
Net interest income	33,695	39,056	52,593	53,261
Provision for loan and lease losses	5,115	3,956	5,842	3,882
Net interest income after provision for loan and lease losses	28,580	35,100	46,751	49,379
Non-interest income	11,428	14,502	11,143	14,566
Non-interest expense	31,919	45,770	37,956	40,364
Income before provision for income taxes	8,089	3,832	19,938	23,581
Provision for income taxes	1,321	1,064	5,402	6,460
Net income	6,768	2,768	14,536	17,121
Dividends on preferred shares	193	198	196	196
Income available to common stockholders	$6,575	$2,570	$14,340	$16,925
Basic earnings per common share	$0.22	$0.08	$0.40	$0.47
Diluted earnings per common share	$0.22	$0.08	$0.39	$0.46

The Company recorded net income of $2.8 million, or $0.08 per common share, for the second quarter of 2018. The Company’s net interest income before provision for loan losses was $39.1 million. On May 31, 2018, the Company acquired the assets and assumed the liabilities of First Evanston. Revenue and expenses of the acquired company since the acquisition were included in the Company’s operating results. Additionally, during the second quarter, the Company incurred $8.1 million in data processing costs related to a termination fee for our successful core system conversion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited) (continued)

	For the year ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$32,488	$33,315	$35,044	$35,956
Interest expense	2,950	3,504	3,632	3,805
Net interest income	29,538	29,811	31,412	32,151
Provision for loan and lease losses	1,891	3,515	3,900	3,347
Net interest income after provision for loan and lease losses	27,647	26,296	27,512	28,804
Non-interest income	12,308	13,193	11,918	12,639
Non-interest expense	28,851	29,249	31,065	30,358
Income before provision for income taxes	11,104	10,240	8,365	11,085
Provision (benefit) for income taxes	4,544	4,094	(1,390)	11,851
Net income (loss)	6,560	6,146	9,755	(766)
Dividends on preferred shares	189	10,697	195	196
Income available (loss attributable) to common stockholders	$6,371	$(4,551)	$9,560	$(962)
Basic earnings (loss) per common share	$0.26	$(0.18)	$0.33	$(0.03)
Diluted earnings (loss) per common share	$0.25	$(0.18)	$0.32	$(0.03)

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

Note 27—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$—	$(5,707)	$(5,707)
Other comprehensive income (loss), net of tax	2,233	(3,794)	(1,561)
Balance, December 31, 2016	2,233	(9,501)	(7,268)
Other comprehensive income, net of tax	680	1,501	2,181
Balance, December 31, 2017	2,913	(8,000)	(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	1,163	(4,811)	(3,648)
Balance, December 31, 2018	$4,763	$(14,261)	$(9,498)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  This Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management's report was not subject to attestation by the Company's independent registered public accounting firm in accordance with the JOBS Act.

Changes in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning our directors’ and executive officers’ compliance with the reporting requirements of Section 16(a) of the Exchange Act required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Code of Business Conduct and Ethics. Our board of directors has adopted a code of business conduct and ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. A copy of the Code of Ethics is available without charge upon written request to Corporate Secretary, Byline Bancorp, Inc., 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601 and is also posted on our website at www.bylinebancorp.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

Shareholder Nominating Procedures:  The information concerning procedures as to how shareholders can nominate directors for election at a shareholder meeting can be found in the Company’s Registration Statement on Form S-4, as amended (File No.333-222935) filed on February 8, 2018.  There have been no changes to these procedures.

Audit Committee: Information regarding our Audit Committee and Audit Committee Financial Expert is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning our executive compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our executive officers in the event of a change in control of the Company will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning our compensation committee interlocks required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning the Report of the Compensation Committee required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2018, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Registrant to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	196,480	N/A	1,350,545
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	1,598,872	$11.84	—
First Evanston Option Exchange	624,383	$11.31	—
Total	2,419,735		1,350,545

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related transactions, our policy regarding the review and approval of related party transactions and our directors’ independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page 77

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(3)	Exhibits

See (b) below

(b)	Exhibits

The exhibits filed as part of this report and exhibits incorporated by reference to other documents are as follows:

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

10.3	Second Amendment to Revolving Credit Agreement (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-38139) filed on March 29, 2018 and incorporated herein by reference)

10.4	Third Amendment to Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 16, 2018 and incorporated herein by reference)

10.5

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.6

Employment Agreement with Timothy C. Hadro (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.7

Employment Agreement with Bruce W. Lammers (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19,2017 and incorporated herein by reference)†

10.8

Employment Agreement with Donald J. Meyer (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.9

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.10

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement  (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.11

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.13

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.14

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

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

101

Financial information from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

_______________________

†	Indicates a management contract or compensatory plan.
(a)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLINE BANCORP, INC.

Date: March 15, 2019	By:	/s/ Alberto J. Paracchini
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

Name	Title	Date

/s/ Alberto J. Paracchini	Director, President and Chief Executive Officer (principal executive officer)	March 15, 2019
Alberto J. Paracchini

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2019
Lindsay Corby

/s/ Roberto R. Herencia	Director (Chairman)	March 15, 2019
Roberto R. Herencia

/s/ William Kistner	Director	March 15, 2019
William Kistner

/s/ Phillip R. Cabrera	Director	March 15, 2019
Phillip R. Cabrera

/s/ Antonio del Valle Perochena	Director	March 15, 2019
Antonio del Valle Perochena

/s/ Jaime Ruiz Sacristán	Director	March 15, 2019
Jaime Ruiz Sacristán

/s/ Steven M. Rull	Director	March 15, 2019
Steven M. Rull

/s/ Robert Yohanan	Director	March 15, 2019
Robert Yohanan