Form 10-Q
period 2019-03-31
BYLINE BANCORP, INC.
filed 2019-05-09
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	BY	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value, 38,014,042 shares outstanding as of May 8, 2019

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2019

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at March 31, 2019 (unaudited) and December 31, 2018	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	7
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84
Item 4.	Controls and Procedures	86

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	86
Item 6.	Exhibits	87

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$50,026	$30,190
Interest bearing deposits with other banks	31,971	91,670
Cash and cash equivalents	81,997	121,860
Equity and other securities, at fair value	7,216	—
Securities available-for-sale, at fair value	964,553	817,656
Securities held-to-maturity, at amortized cost (fair value at March 31, 2019—$4,431, December 31, 2018—$97,739)	4,425	99,266
Restricted stock, at cost	19,202	19,202
Loans held for sale	510	19,827
Loans and leases:
Loans and leases	3,567,566	3,501,626
Allowance for loan and lease losses	(27,106)	(25,201)
Net loans and leases	3,540,460	3,476,425
Servicing assets, at fair value	19,534	19,693
Accrued interest receivable	11,974	10,863
Premises and equipment, net	97,069	97,680
Assets held for sale	13,596	14,489
Other real estate owned, net	4,799	5,314
Goodwill	128,177	128,177
Other intangible assets, net	31,646	33,419
Bank-owned life insurance	6,087	5,961
Deferred tax assets, net	30,534	35,643
Due from counterparty	20,691	5,338
Other assets	27,455	31,761
Total assets	$5,009,925	$4,942,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,163,255	$1,192,873
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	1,385,551	1,413,158
Time deposits	1,259,710	1,143,885
Total deposits	3,808,516	3,749,916
Accrued interest payable	4,390	3,484
Line of credit	—	—
Federal Home Loan Bank advances	425,000	425,000
Securities sold under agreements to repurchase	34,369	34,166
Junior subordinated debentures issued to capital trusts, net	36,912	36,768
Accrued expenses and other liabilities	31,989	42,568
Total liabilities	4,341,176	4,291,902
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting, $0.01 par value at March 31, 2019 and December 31, 2018; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 36,398,144 shares issued and outstanding at March 31, 2019 and 36,343,239 issued and outstanding at December 31, 2018	362	361
Additional paid-in capital	548,005	546,849
Retained earnings	116,363	102,522
Accumulated other comprehensive loss, net of tax	(6,419)	(9,498)
Total stockholders’ equity	668,749	650,672
Total liabilities and stockholders’ equity	$5,009,925	$4,942,574

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$54,383	$33,654
Interest on taxable securities	5,759	4,055
Interest on tax-exempt securities	343	174
Other interest and dividend income	625	259
Total interest and dividend income	61,110	38,142
INTEREST EXPENSE
Deposits	8,076	2,498
Federal Home Loan Bank advances	2,099	1,358
Subordinated debentures and other borrowings	850	591
Total interest expense	11,025	4,447
Net interest income	50,085	33,695
PROVISION FOR LOAN AND LEASE LOSSES	3,999	5,115
Net interest income after provision for loan and lease losses	46,086	28,580
NON-INTEREST INCOME
Fees and service charges on deposits	1,770	1,312
Loan servicing revenue	2,539	2,450
Loan servicing asset revaluation	(1,261)	(1,887)
ATM and interchange fees	717	913
Change in fair value of equity securities, net	499	—
Net gains on sales of loans	6,233	7,476
Wealth management and trust income	595	—
Other non-interest income	896	859
Total non-interest income	11,988	11,123
NON-INTEREST EXPENSE
Salaries and employee benefits	22,892	18,278
Occupancy expense, net	4,280	3,755
Equipment expense	669	603
Loan and lease related expenses	1,577	1,400
Legal, audit and other professional fees	2,066	1,851
Data processing	3,273	2,301
Net loss (gain) recognized on other real estate owned and other related expenses	196	(1)
Regulatory assessments	(59)	241
Other intangible assets amortization expense	1,773	767
Advertising and promotions	709	249
Telecommunications	464	418
Other non-interest expense	2,839	1,752
Total non-interest expense	40,679	31,614
INCOME BEFORE PROVISION FOR INCOME TAXES	17,395	8,089
PROVISION FOR INCOME TAXES	4,798	1,321
NET INCOME	12,597	6,768
Dividends on preferred shares	196	193
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,401	$6,575
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.22
Diluted	$0.34	$0.22

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Net income	$12,597	$6,768
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	8,635	(8,852)
Tax effect	(2,296)	2,395
Net of tax	6,339	(6,457)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(1,817)	4,070
Reclassification adjustments for net gains included in net income	(705)	(61)
Tax effect	702	(1,116)
Net of tax	(1,820)	2,893
Total other comprehensive income (loss)	4,519	(3,564)
Comprehensive income	$17,116	$3,204

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and 2018

(UNAUDITED)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2018	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,564)	(3,564)
Issuance of common stock upon exercise of stock options	—	—	86,750	1	1,004	—	—	1,005
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(193)	—	(193)
Share-based compensation expense	—	—	—	—	342	—	—	342
Balance, March 31, 2018	10,438	$10,438	29,404,048	$293	$392,932	$68,687	$(9,414)	$462,936
Balance, January 1, 2019	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$650,672
Net income	—	—	—	—	—	12,597	—	12,597
Other comprehensive loss, net of tax	—	—	—	—	—	—	4,519	4,519
Issuance of common stock upon exercise of stock options	—	—	50,662	1	635	—	—	636
Forfeiture of restricted stock awards	—	—	(8,500)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	12,743	—	291	—	—	291
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	(1,440)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Share-based compensation expense	—	—	—	—	230	—	—	230
Balance, March 31, 2019	10,438	$10,438	36,398,144	$362	$548,005	$116,363	$(6,419)	$668,749

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,597	$6,768
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	3,999	5,115
Impairment loss on assets held for sale	392	—
Depreciation and amortization of premises and equipment	1,590	1,273
Change in fair value of equity securities, net	(499)	—
Net amortization of securities	600	1,009
Net gains on sales of assets held for sale	(13)	(189)
Net gains on sales of loans	(6,233)	(7,476)
Originations of U.S. government guaranteed loans	(47,157)	(82,125)
Proceeds from U.S. government guaranteed loans sold	55,421	104,604
Accretion of premiums and discounts on acquired loans, net	(5,201)	(2,346)
Net change in servicing assets	159	(215)
Net valuation adjustments on other real estate owned	84	81
Net losses (gains) on sales of other real estate owned	33	(140)
Amortization of intangible assets	1,773	767
Amortization of time deposit premium	(69)	(5)
Amortization of Federal Home Loan Bank advances premium	—	(19)
Accretion of junior subordinated debentures discount	144	153
Share-based compensation expense	230	342
Deferred tax provision, net of valuation	3,515	1,284
Increase in cash surrender value of bank owned life insurance	(126)	(120)
Changes in assets and liabilities:
Accrued interest receivable	(1,917)	673
Other assets	4,236	622
Accrued interest payable	906	306
Accrued expenses and other liabilities	(10,579)	(4,894)
Net cash provided by operating activities	13,885	25,468
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(84,950)	(72,646)
Proceeds from maturities and calls of securities available-for-sale	14,850	5,430
Proceeds from paydowns of securities available-for-sale	18,966	14,691
Proceeds from paydowns of securities held-to-maturity	—	4,050
Purchases of Federal Home Loan Bank stock	(9,630)	(6,282)
Federal Home Loan Bank stock repurchases	9,630	5,448
Net change in loans and leases	(62,197)	(5,797)
Purchases of premises and equipment	(979)	(63)
Proceeds from sales of assets held for sale	514	954
Proceeds from sales of other real estate owned	445	1,263
Net cash used in investing activities	(113,351)	(52,952)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$58,669	$81,223
Proceeds from Federal Home Loan Bank advances	1,620,500	1,589,900
Repayments of Federal Home Loan Bank advances	(1,620,500)	(1,571,387)
Net (decrease) increase in securities sold under agreements to repurchase	203	(3,372)
Dividends paid on preferred stock	(196)	(193)
Proceeds from issuance of common stock upon exercise of stock options	636	1,005
Proceeds from issuance of common stock	291	—
Net cash provided by financing activities	59,603	97,176
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,863)	69,692
CASH AND CASH EQUIVALENTS, beginning of period	121,860	58,349
CASH AND CASH EQUIVALENTS, end of period	$81,997	$128,041
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,044	$4,012
Cash payments (refunds) during the period for taxes	$(2,556)	$63
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$6,339	$(6,457)
Change in fair value of cash flow hedges, net of tax	$(1,820)	$2,893
Delayed payments of mortgage-backed securities	$626	$726
Transfer of securities from held-to-maturity to available-for-sale	$94,837	$—
Reclassification of equity and other securities	$6,609	$—
Transfers of loans to other real estate owned	$230	$1,044
Internally financed sale of other real estate owned	$183	$—
Transfer of other assets to assets held for sale	$—	$16
Due from counterparties	$15,353	$19,837

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

Note 1—Basis of Presentation

These unaudited interim condensed consolidated financial statements include the accounts of Byline Bancorp, Inc., a Delaware corporation (the “Company,” “Byline,” “we,” “us,” “our”), a bank holding company whose principal activity is the ownership and management of its Illinois state chartered subsidiary bank, Byline Bank (the “Bank”), based in Chicago, Illinois.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these consolidated financial statements.

The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are not required.

On October 17, 2018, the Company entered a definitive merger agreement with Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, to which the Company will acquire Oak Park River Forest through the merger of Oak Park River Forest with and into the Company, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. On April 30, 2019, Byline completed its acquisition of Oak Park River Forest. Under the terms of the merger agreement, each share of Oak Park River Forest's common stock was converted into the right to receive 7.9321 shares of Byline common stock and $33.375 in cash. The value of the total merger consideration at closing was approximately $39.6 million. No other subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2—Accounting Pronouncements Recently Adopted or Issued

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

Adopted Accounting Pronouncements

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

In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. Given our emerging growth status, the Company adopted this new guidance on January 1, 2019 using the full retrospective method, meaning the standard is applied to all periods presented in the financial statements with the cumulative effect of initially applying the standard recognized at the beginning of the earliest period presented.

The majority of the Company’s revenue streams, including interest and dividend income, servicing fees, and gains on sales of loans and investments, are outside the scope of Topic 606. Revenue streams reported as fees and service charges on deposits, ATM and interchange fees, and wealth management and trust income are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in the either timing or amount of recognized; there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition. However, the presentation of certain costs associated with our ATM and debit card income were offset against ATM and interchange income. This change in presentation resulted in $346,000 of expenses for the three months ended March 31, 2019 being netted against ATM and interchange fees and reported in non-interest income instead of as other non-interest expense in non-interest expense. In addition, to conform to the current period presentation, $305,000 of related expenses for the three months ended March 31, 2018 were reclassified from other non-interest expense in non-interest expense to being netted against ATM and interchange fees in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The Company adopted ASU 2014-09 using the full retrospective approach. The following table presents the impact of adopting the new revenue standard on our Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2019			March 31, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$717	$1,063	$(346)	$913	$1,218	$(305)

Non-interest expense:
Other non-interest expense	$2,839	$3,185	$(346)	$1,752	$2,057	$(305)

Fees and service charges on deposits:

Fees and service charges on deposits include transaction and non-transaction based deposit fees. Transaction based fees on deposit accounts are charged to deposit customers for specific services provided to the customer. These fees include such items as wire fees, official check fees, and overdraft fees. These are contracts specific to each individual transaction and do not extend beyond the individual transaction. The performance obligation is completed and the fees are recognized at the time the specific transactional service is provided to the customer. Non-transactional deposit fees are typically monthly account maintenance fees charged on deposit accounts. These are day-to-day contracts that can be canceled by either party without notice. The performance obligation is satisfied and the fees are recognized on a monthly basis after the service period is completed.

ATM and interchange fees:

ATM fees represent fees earned when a foreign debit or ATM card is used in a Byline Bank ATM. These fees are assessed and paid at the time of each transaction as the performance obligation is satisfied, which is at the point in time that the transaction is performed and approved. Interchange fees represent fees earned when a debit card issued by the Bank is used to purchase goods or services at a merchant. The merchant's bank pays the Bank a default interchange rate set by MasterCard on a transaction by transaction basis. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the Bank cardholders’ card. Direct expenses associated with ATM and debit cards are recorded as a net reduction against the ATM and interchange income.

Wealth management and trust income

Wealth management and trust income represents fees earned by the Bank for discretionary investment management, trust administration, fiduciary and/or custody services rendered. Fees vary and are based on a contract with the customer. Fee income is determined as a percentage of assets under management and is recognized over the period the underlying account is serviced. Although some trust appointments can last for generations, most contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments require entities to adjust fair value disclosures for financial instruments to be reflected at an exit price. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. The adoption of this ASU resulted in the Company reclassifying $1.4 million from other comprehensive income to retained earnings, representing the unrealized gain, net of tax, on available-for-sale for sale equity securities at the date of adoption. The provisions of ASU No. 2016-01 require any future changes in fair value of equity securities to be recorded in the Consolidated Statements of Operations which could result in additional volatility in non-interest income. At December 31, 2018, the Company held $6.6 million of available-for-sale equity investment securities which were previously reported as available-for-sale securities, at fair value and are now reported as equity and other securities, at fair value.

In addition, the adoption of this ASU resulted in changing how the Company estimates the fair value of portfolio loans for disclosure purposes. Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms. An estimate of fair value is then calculated based on discounted cash flows using as a discount rate based on the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as a quarterly loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Derivatives and Hedging (Topic 815) In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company adopted the provisions of ASU No. 2017-12 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements. Upon adoption, the Company elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale, which did not impact on the Consolidated Statements of Operations.

Compensation—Stock Compensation (Topic 718) In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) the classification of the modified award is an equity instrument or liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. Given our emerging growth status, the Company adopted the provisions of ASU No. 2017-09 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

Statement of Cash Flows (Topic 230) In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Given the Company’s emerging growth company status, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company adopted the provisions of ASU No. 2016-15 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Given our emerging growth status, the Company adopted these amendments on January 1, 2019 in conjunction with ASU No. 2016-15, which did not have a material impact on the Company’s Consolidated Financial Statements.

Business Combinations (Topic 805) In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The guidance clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is effective for annual and interim periods beginning after December 15, 2017. Given our emerging growth status, the Company adopted the provisions of ASU No. 2017-01 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Fair Value Measurement (Topic 820) In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820. The amendments remove the disclosure requirements for the amount and reasons for transfers between Level 1 and Level 2 securities of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurement. The amendments modify the disclosure requirements as follows: in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The amendments add the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Early adoption is permitted. The Company early adopted these amendments in 2018, which did not have a material impact on the Company’s Consolidated Financial Statements.

Issued Accounting Pronouncements Pending Adoption

Leases (Topic 842) In February 2016, FASB issued ASU No. 2016-02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company expects an increase in assets and liabilities as a result of recognizing additional right-to-use assets and liabilities under lease contracts in which the Company is lessee. While the Company has not quantified the impact of this ASU on its leasing portfolio, it does not expect a change in its accounting for the initial direct costs of leases.

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

The transaction resulted in goodwill of $73.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred First Evanston merger-related expenses, including acquisition advisory expenses, of $123,000 for the three months ended March 31, 2018. There were no merger-related expenses incurred for the three months ended March 31, 2019. Core system conversion expenses were $1.5 million related to the First Evanston acquisition for the three months ended March 31, 2019. There were no core system conversion expenses incurred during the three months ended March 31, 2018. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$47,378
Securities available-for-sale	128,063
Restricted stock	1,360
Loans	916,011
Premises and equipment	15,890
Other intangible assets	22,276
Deferred tax assets, net	2,302
Other assets	8,845
Total assets acquired	1,142,125
Liabilities
Deposits	1,022,268
Junior subordinated debentures	8,497
Accrued expenses and other liabilities	5,844
Total liabilities assumed	1,036,609
Net assets acquired	$105,516
Consideration paid
Common stock (6,682,850 shares issued at $21.62 per share)	144,483
Outstanding stock options converted to Byline stock options	7,644
Cash paid	27,004
Total consideration paid	179,131
Goodwill	$73,615

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$890,986
Gross contractual amounts receivable	1,057,374
Estimate of contractual cash flows not expected to be collected(1)	36,544
Estimate of contractual cash flows expected to be collected	1,020,830

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2018, as if the acquisition had occurred on January 1, 2018. The pro forma results combine the historical results of First Evanston into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowing, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the three months ended March 31, 2018.

March 31, 2018
Total revenues (net interest income and non-interest income)	$57,697
Net income	$10,458
Earnings per share—basic	$0.29
Earnings per share—diluted	$0.28

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through March 31, 2019. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Evanston was merged into the Company and separate financial information is not readily available.

On April 30, 2019, the Company acquired all common stock of Oak Park River Forest Bankshares, Inc. and its subsidiary pursuant to an Agreement and Plan of Merger, dated as of October 17, 2018 (the “OPRF Merger Agreement”). Oak Park River Forest operated one wholly owned subsidiary, Community Bank of Oak Park and River Forest. Oak Park River Forest was merged with and into Byline. As a result of the merger, Oak Park River Forest’s subsidiary bank, Community Bank of Oak Park and River Forest, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

At the effective time of the merger (the “OPRF Effective Time”), each share of Oak Park River Forest’s common stock was converted into the right to receive: (1) 7.9321 shares of Byline’s common stock, and (2) an amount in cash equal to $6.1 million divided by the number of outstanding shares of Oak Park River Forest common stock as of the closing date, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $6.1 million divided by the outstanding shares of Oak Park River Forest common stock, or $33.375 per outstanding share. Based on the closing price of shares of the Company’s common stock of $20.02, as reported by the New York Stock Exchange, and 1,464,558 shares of common stock issued with respect to the outstanding shares of Oak Park River Forest common stock, the stock consideration was valued at $29.3 million.  Options to acquire 35,870 shares of Oak Park River Forest common stock that were outstanding at the OPRF Effective Time were cancelled, at the option holders election, in exchange for a cash payment in accordance with the OPRF Merger agreement, resulting in a consideration value of $4.2 million. As of March 31, 2019, prior to the impact of acquisition fair value adjustments, Oak Park River Forest had $323.5 million in assets, including $30.8 million of securities, $269.5 million of loans, and $285.7 million of total deposits.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity and other securities, at fair value
Mutual funds	$2,882			$2,882
Equity securities	4,334			4,334
Total	$7,216			$7,216

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$57,323	$162	$(98)	$57,387
U.S. Government agencies	187,458	816	(772)	187,502
Obligations of states, municipalities, and political subdivisions	82,049	749	(231)	82,567
Residential mortgage-backed securities
Agency	347,166	753	(7,435)	340,484
Non-agency	132,071	814	(1,219)	131,666
Commercial mortgage-backed securities
Agency	100,400	78	(2,665)	97,813
Non-agency	31,380	—	(545)	30,835
Corporate securities	36,666	59	(426)	36,299
Other securities	—	—	—	—
Total	$974,513	$3,431	$(13,391)	$964,553

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,425	$22	$(16)	$4,431
Total	$4,425	$22	$(16)	$4,431

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,775	$81	$(189)	$52,667
U.S. Government agencies	187,427	367	(1,296)	186,498
Obligations of states, municipalities, and political subdivisions	60,686	133	(586)	60,233
Residential mortgage-backed securities
Agency	284,038	101	(11,176)	272,963
Non-agency	84,998	199	(1,576)	83,621
Commercial mortgage-backed securities
Agency	93,543	55	(3,164)	90,434
Non-agency	31,458	—	(1,000)	30,458
Corporate securities	34,716	67	(610)	34,173
Other securities	4,613	2,127	(131)	6,609
Total	$834,254	$3,130	$(19,728)	$817,656

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,835	$40	$(210)	$23,665
Residential mortgage-backed securities
Agency	40,082	93	(531)	39,644
Non-agency	35,349	—	(919)	34,430
Total	$99,266	$133	$(1,660)	$97,739

The Company did not classify securities as trading during the three months ended March 31, 2019 or during 2018.

The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. The adoption of this ASU resulted in the reclassification of available-for-sale equity securities, at fair value to a separate line item on the Company’s Consolidated Statements of Financial Condition, and the reclassification of $1.4 million from other comprehensive income to retained earnings, representing the net unrealized gain, net of tax, on available-for-sale for sale equity securities at the date of adoption. At December 31, 2018, the Company held $6.6 million of available-for-sale equity investment securities which were reported as available-for-sale securities, at fair value, and are now reported as equity and other securities, at fair value. Additionally, the Company adopted the provisions of ASU No. 2017-12 on January 1, 2019, and elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale, which did not impact on the Consolidated Statements of Operations.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	13	$7,965	$(2)	$14,891	$(96)	$22,856	$(98)
U.S. Government agencies	20	38,421	(50)	50,613	(722)	89,034	(772)
Obligations of states, municipalities and political subdivisions	30	542	(1)	20,376	(230)	20,918	(231)
Residential mortgage-backed securities
Agency	57	—	—	276,827	(7,435)	276,827	(7,435)
Non-agency	13	—	—	82,304	(1,219)	82,304	(1,219)
Commercial mortgage-backed securities
Agency	11	25,364	(128)	65,029	(2,537)	90,393	(2,665)
Non-agency	5	—	—	30,835	(545)	30,835	(545)
Corporate securities	12	15,756	(229)	8,250	(197)	24,006	(426)
Other securities	—	—	—	—	—	—	—
Total	161	$88,048	$(410)	$549,125	$(12,981)	$637,173	$(13,391)

		Less than 12 Months		12 Months or Longer		Total
March 31, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	4	$—	$—	$2,605	$(16)	$2,605	$(16)
Total	4	$—	$—	$2,605	$(16)	$2,605	$(16)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$23,835	$(52)	$9,865	$(137)	$33,700	$(189)
U.S. Government agencies	25	43,487	(80)	50,101	(1,216)	93,588	(1,296)
Obligations of states, municipalities and political subdivisions	56	13,926	(97)	18,563	(489)	32,489	(586)
Residential mortgage-backed securities
Agency	42	4,288	(45)	254,121	(11,131)	258,409	(11,176)
Non-agency	8	59,107	(1,378)	4,009	(198)	63,116	(1,576)
Commercial mortgage-backed securities
Agency	9	21,356	(447)	52,640	(2,717)	73,996	(3,164)
Non-agency	5	—	—	30,458	(1,000)	30,458	(1,000)
Corporate securities	15	25,762	(342)	4,642	(268)	30,404	(610)
Other securities	1	—	—	2,844	(131)	2,844	(131)
Total	179	$191,761	$(2,441)	$427,243	$(17,287)	$619,004	$(19,728)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	23	$8,127	$(58)	$8,792	$(152)	$16,919	$(210)
Residential mortgage-backed securities
Agency	16	6,625	(150)	21,139	(381)	27,764	(531)
Non-agency	7	21,499	(503)	12,931	(416)	34,430	(919)
Total	46	$36,251	$(711)	$42,862	$(949)	$79,113	$(1,660)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 161 securities available-for-sale with unrealized losses at March 31, 2019. There were four securities held-to-maturity with unrealized losses at March 31, 2019. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no sales of securities were available-for-sale, or associated gains and losses, for the three months ended March 31, 2019 and 2018. There were no gains reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2019 or 2018.

Securities pledged at March 31, 2019 and December 31, 2018 had carrying amounts of $223.9 million and $244.7 million, respectively. At March 31, 2019 and December 31, 2018, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $177.3 million and $197.8 million, respectively, and for customer repurchase agreements of $46.6 million and $46.9 million, respectively. At March 31, 2019 and December 31, 2018, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2019, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$83,952	$83,767
Due from one to five years	161,739	161,679
Due from five to ten years	91,146	91,405
Due after ten years	26,659	26,904
Mortgage-backed securities	611,017	600,798
Total	$974,513	$964,553
Held-to-maturity
Due from one to five years	$3,262	$3,264
Due from five to ten years	1,163	1,167
Total	$4,425	$4,431
Equity and other securities, at fair value
Due after ten years	$695	$695
No defined maturity	6,521	6,521
Total	$7,216	$7,216

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2019	2018
Commercial real estate	$1,262,236	$1,261,594
Residential real estate	699,088	704,899
Construction, land development, and other land	214,562	186,258
Commercial and industrial	1,189,710	1,145,240
Installment and other	12,766	13,675
Lease financing receivables	186,743	187,797
Total loans and leases	3,565,105	3,499,463
Net unamortized deferred fees and costs	(764)	(1,293)
Initial direct costs	3,225	3,456
Allowance for loan and lease losses	(27,106)	(25,201)
Net loans and leases	$3,540,460	$3,476,425

	March 31,	December 31,
	2019	2018
Lease financing receivables
Net minimum lease payments	$203,238	$204,646
Unguaranteed residual values	1,511	1,535
Unearned income	(18,006)	(18,384)
Total lease financing receivables	186,743	187,797
Initial direct costs	3,225	3,456
Lease financial receivables before allowance for lease losses	$189,968	$191,253

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At March 31, 2019 and December 31, 2018, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $129.0 million and $108.7 million, respectively. At March 31, 2019 and December 31, 2018, installment and other loans included overdraft deposits of $1.1 million and $1.7 million, respectively, which were reclassified as loans. At March 31, 2019 and December 31, 2018, loans and loans held for sale pledged as security for borrowings were $1.4 billion.

The minimum annual lease payments for lease financing receivables as of March 31, 2019 are summarized as follows:

Minimum Lease Payments
2019	$56,181
2020	62,573
2021	43,337
2022	27,072
2023	12,269
Thereafter	1,806
Total	$203,238

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2019 and December 31, 2018:

March 31, 2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$738,832	$141,199	$382,252	$1,262,283
Residential real estate	494,877	106,764	97,395	699,036
Construction, land development, and other land	181,427	3,111	29,121	213,659
Commercial and industrial	900,709	11,963	277,146	1,189,818
Installment and other	11,082	374	1,346	12,802
Lease financing receivables	160,607	—	29,361	189,968
Total loans and leases	$2,487,534	$263,411	$816,621	$3,567,566

December 31, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$652,234	$146,808	$462,565	$1,261,607
Residential real estate	466,309	113,934	124,659	704,902
Construction, land development, and other land	144,128	3,779	37,442	185,349
Commercial and industrial	803,508	12,617	328,672	1,144,797
Installment and other	11,718	404	1,596	13,718
Lease financing receivables	159,901	—	31,352	191,253
Total loans and leases	$2,237,798	$277,542	$986,286	$3,501,626

Acquired impaired loans—As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310-30 in the amount of $25.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction. There were no other acquired impaired loans purchased during 2019 or 2018. The following table presents a reconciliation of the undiscounted contractual cash flows, non-accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of May 31, 2018:

Undiscounted contractual cash flows	$33,594
Undiscounted cash flows not expected to be collected (non-accretable difference)	(5,003)
Undiscounted cash flows expected to be collected	28,591
Accretable yield at acquisition	(3,566)
Estimated fair value of impaired loans acquired at acquisition	$25,025

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.8 million and $2.7 million, at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019		December 31, 2018
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$194,328	$141,199	$216,137	$146,808
Residential real estate	155,075	106,764	173,962	113,934
Construction, land development, and other land	10,849	3,111	11,962	3,779
Commercial and industrial	16,794	11,963	24,972	12,617
Installment and other	1,205	374	1,735	404
Total acquired impaired loans	$378,251	$263,411	$428,768	$277,542

The following table summarizes the changes in accretable yield for acquired impaired loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Beginning balance	$37,115	$36,446
Additions	—	—
Accretion to interest income	(5,250)	(5,691)
Reclassification from (to) nonaccretable difference, net	(2,525)	8,545
Ending balance	$29,340	$39,300

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the First Evanston acquisition in the amount of $891.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding the transaction.

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$391,806	$382,252	$473,262	$462,565
Residential real estate	99,828	97,395	127,478	124,659
Construction, land development, and other land	30,081	29,121	38,494	37,442
Commercial and industrial	284,997	277,146	344,879	328,672
Installment and other	1,375	1,346	1,831	1,596
Lease financing receivables	30,852	29,361	32,977	31,352
Total acquired non-impaired loans and leases	$838,939	$816,621	$1,018,921	$986,286

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2019 and 2018 are as follows:

March 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	442	218	70	3,032	14	223	3,999
Charge-offs	(1,351)	—	—	(352)	—	(645)	(2,348)
Recoveries	29	1	—	18	—	206	254
Ending balance	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106

Ending balance:
Individually evaluated for impairment	$1,403	$34	$—	$6,122	$—	$—	$7,559
Collectively evaluated for impairment	4,141	1,516	536	8,200	61	2,247	16,701
Loans acquired with deteriorated credit quality	1,116	420	—	1,308	2	—	2,846
Total allowance for loan and lease losses	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106

March 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$17,354	$2,060	$—	$24,384	$—	$—	$43,798
Collectively evaluated for impairment	1,103,730	590,212	210,548	1,153,471	12,428	189,968	3,260,357
Loans acquired with deteriorated credit quality	141,199	106,764	3,111	11,963	374	—	263,411
Total loans and leases	$1,262,283	$699,036	$213,659	$1,189,818	$12,802	$189,968	$3,567,566

March 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions (releases)	934	(74)	397	3,424	20	414	5,115
Charge-offs	(409)	—	(418)	(3,085)	—	(510)	(4,422)
Recoveries	—	—	—	6	—	235	241
Ending balance	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640

Ending balance:
Individually evaluated for impairment	$1,572	$153	$—	$2,963	$14	$—	$4,702
Collectively evaluated for impairment	1,827	1,036	177	3,626	11	2,732	9,409
Loans acquired with deteriorated credit quality	1,920	375	24	1,174	36	—	3,529
Total allowance for loan and lease losses	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640

March 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$12,375	$2,029	$—	$12,598	$14	$—	$27,016
Collectively evaluated for impairment	670,538	426,272	111,914	548,076	3,667	181,461	1,941,928
Loans acquired with deteriorated credit quality	157,956	139,858	5,156	8,055	449	—	311,474
Total loans and leases	$840,869	$568,159	$117,070	$568,729	$4,130	$181,461	$2,280,418

The Company increased the allowance for loan and lease losses by $1.9 million and $934,000 for the three months ended March 31, 2019 and 2018, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $111,000 for the three months ended March 31, 2019 and decreased the allowance for loans and lease losses by $345,000 for the three months ended March 31, 2018. For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $910,000 and $737,000 for the three months ended March 31, 2019 and 2018, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $884,000 and $542,000 for the three months ended March 31, 2019 and 2018, respectively.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of March 31, 2019 and December 31, 2018, which excludes acquired impaired loans:

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$11,643	$13,669	$—
Residential real estate	1,838	1,841	—
Commercial and industrial	10,907	12,785	—
With an allowance recorded
Commercial real estate	5,711	5,959	1,403
Residential real estate	222	222	34
Commercial and industrial	13,477	14,111	6,122
Total impaired loans	$43,798	$48,587	$7,559

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$6,110	$7,693	$—
Residential real estate	1,886	1,858	—
Commercial and industrial	11,193	13,961	—
With an allowance recorded
Commercial real estate	5,873	6,313	2,191
Residential real estate	251	253	61
Commercial and industrial	10,601	11,153	4,397
Total impaired loans	$35,914	$41,231	$6,649

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the three months ended as follows:

March 31, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$7,345	$119
Residential real estate	1,541	13
Commercial and industrial	11,381	126
With an allowance recorded
Commercial real estate	5,186	48
Residential real estate	226	2
Commercial and industrial	11,377	154
Total impaired loans	$37,056	$462

March 31, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,039	$103
Residential real estate	1,930	10
Commercial and industrial	7,300	62
With an allowance recorded
Commercial real estate	4,122	37
Residential real estate	351	1
Commercial and industrial	6,975	102
Installment and other	14	—
Total impaired loans	$29,731	$315

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of March 31, 2019 and December 31, 2018:

March 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$996,417	$554,892	$172,720	$989,123	$12,404	$186,230	$2,911,786
Watch	87,343	29,753	37,828	129,730	17	42	284,713
Special Mention	19,904	5,410	—	33,489	—	2,512	61,315
Substandard	17,420	2,217	—	25,513	7	328	45,485
Doubtful	—	—	—	—	—	856	856
Loss	—	—	—	—	—	—	—
Total	$1,121,084	$592,272	$210,548	$1,177,855	$12,428	$189,968	$3,304,155

December 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,009,041	$553,665	$147,123	$962,291	$9,997	$188,314	$2,870,431
Watch	76,276	29,522	31,376	112,996	3,302	80	253,552
Special Mention	17,602	5,656	3,071	34,314	—	1,794	62,437
Substandard	11,880	2,125	—	22,579	15	818	37,417
Doubtful	—	—	—	—	—	247	247
Loss	—	—	—	—	—	—	—
Total	$1,114,799	$590,968	$181,570	$1,132,180	$13,314	$191,253	$3,224,084

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at March 31, 2019 and December 31, 2018:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$17,155	$1,944	$—	$9,677	$28,776	$1,092,308	$1,121,084
Residential real estate	1,337	1,248	—	2,070	4,655	587,617	592,272
Construction, land development, and other land	12,009	—	—	—	12,009	198,539	210,548
Commercial and industrial	11,454	117	—	15,931	27,502	1,150,353	1,177,855
Installment and other	12	6	—	5	23	12,405	12,428
Lease financing receivables	1,093	328	—	856	2,277	187,691	189,968
Total	$43,060	$3,643	$—	$28,539	$75,242	$3,228,913	$3,304,155

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$6,659	$2,145	$—	$9,484	$18,288	$1,096,511	$1,114,799
Residential real estate	4,488	711	—	1,815	7,014	583,954	590,968
Construction, land development, and other land	—	—	—	—	—	181,570	181,570
Commercial and industrial	5,829	1,376	—	13,932	21,137	1,111,043	1,132,180
Installment and other	1,932	4	—	12	1,948	11,366	13,314
Lease financing receivables	789	530	—	591	1,910	189,343	191,253
Total	$19,697	$4,766	$—	$25,834	$50,297	$3,173,787	$3,224,084

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of March 31, 2019 and December 31, 2018:

March 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,486	$1,486	$—	$124
Commercial and industrial	2	216	216	—	99
Residential real estate	2	219	219	—	—
Total accruing	8	1,921	1,921	—	223
Non-accruing:
Commercial real estate	9	2,690	2,119	571	141
Commercial and industrial	8	6,871	5,000	1,871	1,271
Total non-accruing	17	9,561	7,119	2,442	1,412
Total troubled debt restructurings	25	$11,482	$9,040	$2,442	$1,635

December 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,508	$1,508	$—	$113
Commercial and industrial	2	191	191	—	100
Residential real estate	1	114	114	—	—
Total accruing	7	1,813	1,813	—	213
Non-accruing:
Commercial real estate	9	2,512	2,471	41	743
Commercial and industrial	6	6,714	4,843	1,871	1,290
Total non-accruing	15	9,226	7,314	1,912	2,033
Total troubled debt restructurings	22	$11,039	$9,127	$1,912	$2,246

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at March 31, 2019 and December 31, 2018.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Accruing:
Beginning balance	$1,813	$1,061
Additions	113	—
Net payments	(5)	(24)
Net transfers from non-accrual	—	—
Ending balance	1,921	1,037
Non-accruing:
Beginning balance	7,314	1,569
Additions	246	—
Net payments	89	(332)
Charge-offs	(530)	(144)
Net transfers from accrual	—	—
Ending balance	7,119	1,093
Total troubled debt restructurings	9,040	2,130

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the reserve for unfunded commitments was $1.1 million and $1.2 million, respectively. During the three months ended March 31, 2019, the credit for unfunded commitments was $156,000. During the three months ended March, 31, 2018, the provision for unfunded commitments was $113,000. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$19,693	$21,400
Additions, net	1,102	2,102
Changes in fair value	(1,261)	(1,887)
Ending balance	$19,534	$21,615

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Loan portfolios serviced for:
SBA guaranteed loans	$1,160,938	$1,151,915
USDA guaranteed loans	103,503	106,184
Total	$1,264,441	$1,258,099

Loan servicing revenue totaled $2.5 million for the three months ended March 31, 2019 and 2018. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in downward valuations of $1.3 and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 16—Fair Value Measurement for further details.

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$5,314	$10,626
Net additions to OREO	230	1,044
Proceeds from sales of OREO	(628)	(1,263)
Gains (losses) on sales of OREO	(33)	140
Valuation adjustments	(84)	(81)
Ending balance	$4,799	$10,466

At March 31, 2019 and December 31, 2018, the balance of real estate owned included $700,000 and $838,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.7 million and $2.3 million, respectively.

Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $183,000 for the three months ended March 31, 2019. There were no internally financed sales of OREO for the three months ended March 3, 2018.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$128,177	$30,360	$3,059	$54,562	$16,720	$—
Amortization	—	(1,706)	(67)	—	(761)	—
Ending balance	$128,177	$28,654	$2,992	$54,562	$15,959	$—
Accumulated amortization	N/A	$20,592	$224	N/A	$14,227	N/A
Weighted average remaining amortization period	N/A	6.6 Years	11.2 Years	N/A	5.4 Years	N/A

The Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible, customer relationship intangible, and other intangible assets recognized at March 31, 2019:

Estimated Amortization
2019	$5,153
2020	6,476
2021	6,025
2022	5,578
2023	3,645
Thereafter	4,769
Total	$31,646

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2019 and 2018 was 27.6% and 16.3%, respectively. The current effective tax rate reflects the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded an additional discrete income tax benefit of $724,000 during the first quarter of 2018. This adjustment includes the impact of the federal income tax rate decrease due to the Tax Act (enacted on December 22, 2017) on our net deferred tax assets. The re-measurement of our net deferred tax assets due to the Tax Act was determined to be provisional at March 31, 2018.

Net deferred tax assets decreased to $30.5 million at March 31, 2019 compared to $35.6 million at December 31, 2018. The net decrease in the total net deferred tax assets recorded as of March 31, 2019 was a result of a decrease in unrealized losses on available-for-sale securities and utilization of operating loss carryforwards during the period.

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Non-interest-bearing demand deposits	$1,163,255	$1,192,873
Interest-bearing checking accounts	305,393	296,339
Money market demand accounts	611,634	640,401
Other savings	468,524	476,418
Time deposits (below $250,000)	967,999	911,603
Time deposits ($250,000 and above)	291,711	232,282
Total deposits	$3,808,516	$3,749,916

Time deposits of $250,000 or more included $70.0 and $50.0 million of brokered deposits at March 31, 2019 and December 31, 2018, respectively.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Federal Home Loan Bank advances	$425,000	$425,000
Weighted average cost	2.59%	2.56%

At March 31, 2019, fixed-rate advances totaled $370.0 million with interest rates ranging from 2.56% to 2.61% and maturities ranging from April 2019 to June 2019. Total variable rate advances were $55.0 million at March 31, 2019, with an interest rate of 2.47% that may reset daily, and matures in May 2019. The Company’s advances from the FHLB are collateralized by residential real estate loan, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. At March 31, 2019 and December 31, 2018, the Bank has additional borrowing capacity from the FHLB of $1.3 billion, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

 The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedging Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$34,369	$34,166
Line of credit	—	—
Total	$34,369	$34,166

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 11, 2018 and carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016 and execution of a Negative Pledge Agreement dated October 11, 2018. The amended revolving line of credit bears interest at either the LIBOR plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 50 basis points. At March 31, 2019 and December 31, 2018, the line of credit has not been drawn upon, so an interest rate option has not been selected.

On April 30, 2019, the Company drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option. The funds were utilized to repay a line of credit assumed from the Oak Park River Forest acquisition, which was completed on April 30, 2019.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Federal Reserve Bank of Chicago discount window line	$314,229	$293,613
Available federal funds lines	85,000	55,000

Note 14—Junior Subordinated Debentures

At March 31, 2019 and December 31, 2018, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2019	Aggregate Principal Amount December 31, 2018	Stated Maturity	Contractual Rate at March 31, 2019	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	5.40%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	4.39%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	46,500
Discount	(9,588)	(9,732)
Total liability, at carrying value	$36,912	$36,768

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (5.40% and 5.58% at March 31, 2019 and December 31, 2018, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $76,000 and $84,000 as of March 31, 2019 and December 31, 2018, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at March 31, 2019 and December 31, 2018), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of March 31, 2019 or December 31, 2018.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (4.39% and 4.57% at March 31, 2019 and December 31, 2018, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $20,000 and $21,000 as of March 31, 2019 and December 31, 2018, respectively.

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

The minimum annual rental commitments for operating leases subsequent to March 31, 2019, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2019	$2,714
2020	3,221
2021	2,961
2022	1,954
2023	1,012
Thereafter	3,069
Total	$14,931

The Company’s rental expenses for the three months ended March 31, 2019 and 2018 were $1.3 million and $1.2 million, respectively. During the three months ended March 31, 2019 and 2018, the Company received $181,000 and $170,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.6 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion. As of March 31, 2019, there was no remaining contract termination balance.

Commitments to extend credit—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2019 and December 31, 2018:

	March 31,		December 31,
	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$80,916	$875,341	$74,099	$928,991
Letters of credit	1,750	34,154	1,982	34,071
Total	$82,666	$909,495	$76,081	$963,062

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 2.88% to 10.00% and maturities up to 2048.

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

Equity and other securities—The Company utilizes the same fair value measurement methodology for equity and other securities as detailed in the securities available-sale portfolio above.

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

Derivative instruments—Interest rate derivatives are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. Derivative financial instruments are included in other assets and other liabilities in the Consolidated Statements of Financial Condition.

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
March 31, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$57,387	$57,387	$—	$—
U.S. Government agencies	187,502	—	187,502	—
Obligations of states, municipalities, and political subdivisions	82,567	—	82,372	195
Mortgage-backed securities; residential
Agency	340,484	—	340,484	—
Non-Agency	131,666	—	131,666	—
Mortgage-backed securities; commercial
Agency	97,813	—	97,813	—
Non-Agency	30,835	—	30,835	—
Corporate securities	36,299	—	36,299	—
Equity and other securities, at fair value
Mutual funds	2,882	2,882	—	—
Equity securities	4,334	—	3,639	695
Servicing assets	19,534	—	—	19,534
Derivative assets	9,788	—	9,788	—
Financial liabilities
Derivative liabilities	5,984	—	5,984	—

		Fair Value Measurements Using
December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$52,667	$52,667	$—	$—
U.S. Government agencies	186,498	—	186,498	—
Obligations of states, municipalities, and political subdivisions	60,233	—	60,038	195
Mortgage-backed securities; residential
Agency	272,963	—	272,963	—
Non-Agency	83,621	—	83,621	—
Mortgage-backed securities; commercial
Agency	90,434	—	90,434	—
Non-Agency	30,458	—	30,458	—
Corporate securities	34,173	—	34,173	—
Other securities	6,609	2,844	3,074	691
Servicing assets	19,693	—	—	19,693
Derivative assets	10,740	—	10,740	—
Financial liabilities
Derivative liabilities	4,243	—	4,243	—

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

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2019	2018	2019	2018
	Investment Securities		Servicing Assets
Balance, beginning of period	$886	$1,052	$19,693	$21,400
Additions, net	—	—	1,102	2,102
Amortization	1	1	—	—
Change in unrealized gain	—	14	—	—
Change in fair value	3	—	(1,261)	(1,887)
Balance, end of period	$890	$1,067	$19,534	$21,615

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2019:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.4%	2.4%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—5.4%	5.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.1%—17.7%	11.9%	Decrease
		Discount rate	7.1%—21.8%	14.3%	Decrease
		Expected weighted average loan life	0.1—10.5 years	5.0 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
March 31, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$15,951	$—	$—	$15,951
Residential real estate	2,026	—	—	2,026
Construction, land development, and other land	—	—	—	—
Commercial and industrial	18,262	—	—	18,262
Assets held for sale	13,596	—	—	13,596
Other real estate owned	4,799	—	—	4,799

		Fair Value Measurements Using
December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$9,792	$—	$—	$9,792
Residential real estate	2,076	—	—	2,076
Construction, land development, and other land	—	—	—	—
Commercial and industrial	17,397	—	—	17,397
Installment and other	—	—	—	—
Assets held for sale	14,489	—	—	14,489
Other real estate owned	5,314	—	—	5,314

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

The estimated fair values of financial instruments and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2019		2018
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$50,026	$50,026	$30,190	$30,190
Interest bearing deposits with other banks	2	31,971	31,971	91,670	91,670
Securities held-to-maturity	2	4,425	4,431	99,266	97,739
Other restricted stock	2	19,202	19,202	19,202	19,202
Loans held for sale	3	510	563	19,827	21,654
Loans and lease receivables, net (less impaired loans at fair value(1)	3	3,496,662	3,401,501	3,447,160	3,407,652
Accrued interest receivable	3	11,974	11,974	10,863	10,863
Financial liabilities
Non-interest-bearing deposits	2	1,163,255	1,163,255	1,192,873	1,192,873
Interest-bearing deposits	2	2,645,261	1,268,458	2,557,043	2,554,329
Accrued interest payable	2	4,390	4,390	3,484	3,484
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	425,000	425,000	425,000	425,000
Securities sold under repurchase agreement	2	34,369	34,369	34,166	34,166
Junior subordinated debentures	3	36,912	42,292	36,768	42,351

(1)

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and lease receivables, net (less impaired loans at fair value) as of March 31, 2019 was measured using an exit price notion. The fair value as of December 31, 2018 was measured using an entry price notion.

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$4,160	$—	$250,000	$6,699	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	324,793	5,628	5,976	294,545	4,041	4,237
Other credit derivatives	4,504	—	8	4,424	—	6
Total derivatives	$579,297	$9,788	$5,984	$548,969	$10,740	$4,243

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of March 31, 2019 and December 31, 2018. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions.

Interest recorded on these swap transactions reduced FHLB interest expense by $705,000 and $61,000 during the three months ended March 31, 2019 and 2018, respectively, and is reported as a component of interest expense on FHLB advances. At March 31, 2019, the Company estimates $2.1 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of March 31, 2019:

Notional amounts	$250,000
Derivative assets fair value	4,160
Derivative liabilities fair value	—
Weighted average pay rates	1.67%
Weighted average receive rates	2.82%
Weighted average maturity	2.9 years

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2019			March 31, 2018
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$(1,817)	$705	$—	$4,070	$61	$—

Other interest rate derivatives—The total combined notional amount was $324.8 million as of March 31, 2019 with maturities ranging from April 2020 to January 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2019, there were $325,000 of transaction fees included in other non-interest income, related to these derivative instruments. During the three months ended March 31, 2018, there were no transaction fees related to these derivative instruments.

The following table reflects other interest rate derivatives as of March 31, 2019:

Notional amounts	$324,793
Derivative assets fair value	5,628
Derivative liabilities fair value	5,976
Weighted average pay rates	4.82%
Weighted average receive rates	4.64%
Weighted average maturity	5.9 years

Other credit derivatives—The total notional amount was $4.5 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivatives resulted in a decrease to other non-interest income during the three months ended March 31, 2019 and 2018 of $1,000 and $3,000, respectively. There were no transaction fees included in non-interest income related to these derivative instruments during the three months ended March 31, 2019, and there was $26,000 of transaction fees during the three months ended March 31, 2018.

The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three months ended March 31, 2019, the CVA resulted in a decrease to non-interest income of $151,000. During three months ended March 31, 2018, the CVA resulted in an increase to non-interest income of $27,000.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2019		December 31, 2018
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$9,788	$5,984	$10,740	$4,243
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$9,788	$5,984	$10,740	$4,243
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(3,852)	(3,852)	(2,823)	(2,823)
Collateral posted	(5,433)	(2,265)	(7,917)	(1,317)
Net credit exposure	$503	$(133)	$—	$103

Note 18 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2019, there were 1,359,045 shares available for future grants under the Omnibus Plan.

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

In addition, 11,165 performance-based restricted shares were included in the 2018 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets. Under the award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 125% of the shares with above target and 75th percentile performance. Any earned performance shares will vest on the third anniversary of the grant date.

During April 2019, the Company granted 127,115 shares of restricted common stock, par value $0.01 per share. Of this total, 84,482 restricted shares will vest ratably over four years on each anniversary of the grant date, 20,975 restricted shares will vest ratably over three years on each anniversary of the grant date, and 683 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment.

In addition, 20,975 performance-based restricted shares were included in the April 2019 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2021, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

On April 30, 2018, the Company completed the acquisition of Oak Park River Forest. The Company expects to make a cash payment of $4.2 million for 35,870 outstanding options to Oak Park River Forest stockholders who elected to receive a cash payment in lieu of converting the options to the Company’s plan. The payment is expected to be completed by May 15, 2019.

The following table discloses the changes in restricted shares for the three months ended March 31, 2019:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2019	196,480	$21.66
Granted	—	—
Vested	(6,134)	20.69
Forfeited	(8,500)	21.03
Ending balance outstanding at March 31, 2019	181,846	$21.72

A total of 6,134 restricted shares vested during the three months ended March 31, 2019. The fair value of restricted shares that vested during the three months ended March 31, 2019 was $102,000. A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Total share-based compensation - restricted stock	$353	$112
Income tax benefit	98	31
Unrecognized compensation expense	2,675	1,114
Weighted-average amortization period remaining	2.7 years	2.6 years

The fair value of the unvested restricted stock awards at March 31, 2019 was $3.4 million.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,588,872 shares remain outstanding under the BYB Plan at March 31, 2019.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2019:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	1,598,872	$11.84	$7,713	6.6
Exercised	(10,000)	16.25	$32
Forfeited	—
Ending balance outstanding at March 31, 2019	1,588,872	$11.81	$10,601	6.3
Exercisable at March 31, 2019	1,490,572	$11.52	$10,382	6.3

A total of 10,000 stock options were exercised during the three months ended March 31, 2019. During the three months ended March 31, 2019, proceeds from the exercise of stock options were $163,000 and related tax benefit was $9,000. A total of 148,748 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $1.7 million and related tax benefit was $449,000. No stock options vested during the three months ended March 31, 2019.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Total share-based compensation - stock options	$33	$229
Income tax benefit	9	64
Unrecognized compensation expense - stock options	113	499
Weighted-average amortization period remaining	0.8 years	1.1 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2019:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	624,383	$11.31	$3,339	5.2
Granted	—
Expired	—
Exercised	(40,662)	11.63	$316
Forfeited	—
Ending balance outstanding at March 31, 2019	583,721	$11.29	$4,197	4.9
Exercisable at March 31, 2019	583,721	$11.29	$4,197	4.9

A total of 40,662 stock options were exercised during the three months ended March 31, 2019. During the three months ended March 31, 2019, proceeds from the exercise of stock options were $473,000 and related tax benefit was $88,000. A total of 56,404 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $601,000 and related tax benefit was $168,000.

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

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 2,172,593 and 1,696,270 shares of common stock were outstanding as of March 31, 2019 and 2018, respectively. There were 181,846 and 70,798 restricted stock awards outstanding at March 31, 2019 and 2018, respectively.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net income	$12,597	$6,768
Less: Dividends on preferred shares	196	193
Net income available to common stockholders	$12,401	$6,575
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	36,169,477	29,291,179
Incremental shares	707,097	622,454
Weighted-average common stock outstanding (dilutive)	36,876,574	29,913,633
Basic earnings per common share	$0.34	$0.22
Diluted earnings per common share	$0.34	$0.22

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	36,398,144	36,343,239
Shares outstanding	36,398,144	36,343,239

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

 For the three months ended March 31, 2019, the Company declared and paid dividends on the Series B preferred stock of $196,000, compared to $193,000 for the three months ended March 31, 2018.

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	2,893	(6,457)	(3,564)
Balance, March 31, 2018	$6,493	$(15,907)	$(9,414)

Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Adoption of ASU 2016-01	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(1,820)	6,339	4,519
Balance, March 31, 2019	$2,943	$(9,362)	$(6,419)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of Byline Bancorp, Inc.’s financial condition and results of operations and should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report. The words “the Company,” “we,” “Byline,” “our” and “us” refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended March 31, 2019. Following our acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of March 31, 2019, we had consolidated total assets of $5.0 billion, total gross loans and leases outstanding of $3.6 billion, total deposits of $3.8 billion, and total stockholders’ equity of $668.7 million.

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

Oak Park River Forest Acquisition

On April 30, 2019, we completed the acquisition of Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, under the terms of a definitive merger agreement. As a result of the merger, we acquired Oak Park River Forest through the merger of Oak Park River Forest with and into us, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. As of March

31, 2019, Oak Park River Forest had $323.5 million in assets, including $30.8 million of securities, $269.5 million of loans, and $285.7 million of total deposits.

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, which occurred in June 2013, our branch network has been reduced from 88 to 58, including eight branches added through the First Evanston acquisition. During 2018 and the first quarter of 2019, we consolidated seven branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the Banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes; and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.

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

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2019, included in this report, for additional information.

Core Deposit Intangible Assets

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

See Note 18 of Byline’s Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of the notes to our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2019, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

Our first quarter 2019 results reflect growth in net interest income, primarily driven by the First Evanston acquisition and organic loan and lease growth. Net interest margin decreased slightly to 4.43% for the first quarter of 2019, compared to 4.45% for the first quarter of 2018. The decrease was primarily due to increased interest expense due to the First Evanston acquisition and increased rates paid on time deposits. This was partially offset by increased interest income due to an increase in earning assets as a result of the acquisition, organic loan and lease growth, an increase in interest rates on variable rate loans during the quarter, and increased loan accretion income. Our total revenues increased by $17.0 million, or 37.6%, compared to the first quarter of 2018, primarily driven by a full quarter of the inclusion of the First Evanston loan portfolio, loan and lease originations, and increased loan and lease yields. Additionally, we successfully completed our core system conversion during the first quarter of 2019, which we believe will lead to increased efficiencies by the end of 2019, and completed our acquisition of Oak Park River Forest on April 30, 2019.

Selected Financial Data

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2019	2018
Summary of Operations
Net interest income	$50,085	$33,695
Provision for loan and lease losses	3,999	5,115
Non-interest income	11,988	11,123
Non-interest expense	40,679	31,614
Income before provision for income taxes	17,395	8,089
Provision for income taxes	4,798	1,321
Net income	12,597	6,768
Dividends on preferred shares	196	193
Income available to common stockholders	$12,401	$6,575
Earnings per Common Share
Basic earnings per common share	$0.34	$0.22
Diluted earnings per common share	$0.34	$0.22
Adjusted diluted earnings per share(2)(3)	$0.38	$0.21
Weighted-average common shares outstanding (basic)	36,169,477	29,291,179
Weighted-average common shares outstanding (diluted)	36,876,574	29,913,633
Common shares outstanding	36,398,144	29,404,048
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.43%	4.45%
Cost of deposits	0.87%	0.41%
Efficiency ratio(1)	62.68%	68.83%
Adjusted efficiency ratio(1)(2)(3)(5)	59.55%	68.55%
Non-interest expense to average assets	3.32%	3.81%
Adjusted non-interest expense to average assets(2)(3)	3.17%	3.80%
Return on average stockholders' equity	7.75%	5.97%
Adjusted return on average stockholders' equity(2)(3)(5)	8.61%	5.41%
Return on average assets	1.03%	0.82%
Adjusted return on average assets(2)(3)(5)	1.14%	0.74%
Non-interest income to total revenues(2)	19.31%	24.82%
Pre-tax pre-provision return on average assets(2)	1.75%	1.59%
Adjusted Pre-tax pre-provision return on average assets(2)	1.91%	1.61%
Return on average tangible common stockholders' equity(2)	11.37%	7.65%
Adjusted return on average tangible common stockholders' equity(2)(3)(5)	12.54%	6.96%
Non-interest-bearing deposits to total deposits	30.54%	29.70%
Loans and leases held for sale and loans and leases held for investment to total deposits	93.69%	90.66%
Deposits to total liabilities	87.73%	84.17%
Deposits per branch	$65,664	$45,081
Tangible book value per common share(2)	$13.70	$12.99
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	0.85%	1.08%
ALLL to total loans and leases held for investment, net before ALLL	0.76%	0.77%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.24%	0.75%
Acquisition accounting adjustments(4)	$29,341	$28,058
Capital Ratios
Common equity to total assets	13.14%	13.07%
Tangible common equity to tangible assets(2)	10.28%	11.26%
Leverage ratio	11.27%	12.14%
Common equity tier 1 capital ratio	12.14%	13.49%
Tier 1 capital ratio	13.57%	15.30%
Total capital ratio	14.28%	16.05%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(5)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates.

We reported consolidated net income of $12.6 million for the three months ended March 31, 2019, compared to net income of $6.8 million for the three months ended March 31, 2018, an increase of $5.8 million. The increase in net income was primarily attributable to a $16.4 million increase in net interest income, a $1.1 million decrease in provision for loan and lease losses, and an $865,000 increase in non-interest income, offset by a $9.1 million increase in non-interest expense and a $3.5 million increase in provision for income taxes. The increase in net interest income during the three months ended March 31, 2019 was a primarily a result of the First Evanston acquisition and organic loan and lease growth, slightly offset by increases in interest-bearing deposits cost during the current period. The decrease in provision for loan and lease losses was primarily driven by a specific reserve increase on a commercial loan relationship in the first quarter of 2018. The increase in non-interest income was primarily driven by a decreased downward loan servicing asset revaluation and trust income as a result of the First Evanston acquisition. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $4.6 million due to organizational growth as a result of the First Evanston acquisition and an increase in data processing of $972,000 due to expenses incurred related to the core system conversion. The increase in provision for income taxes was primarily driven by an increase in net income during the period.

Net income available to common stockholders was $12.4 million or $0.34 per basic and diluted common share for the three months ended March 31, 2019, compared to $6.6 million or $0.22 per basic and diluted common share for the three months ended March 31, 2018. Dividends on preferred shares were $196,000 for the three months ended March 31, 2019 compared to $193,000 for the three months ended March 31, 2018.

Our annualized return on average assets was 1.03% for the three months ended March 31, 2019, compared to 0.82% for the three months ended March 31, 2018. Our annualized return on average stockholders’ equity was 7.75% for the three months ended March 31, 2019, compared to 5.97% for the three months ended March 31, 2018. Our efficiency ratio was 62.68% for the three months ended March 31, 2019, compared to 69.04% for the three months ended March 31, 2018.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisitions of Ridgestone and First Evanston, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2019, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 7.4% of our total loan portfolio, compared to 8.0% at December 31, 2018.

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

	Three Months Ended March 31,
	2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$66,765	$301	1.83%	$38,490	$80	0.85%
Loans and leases(1)	3,533,973	54,383	6.24%	2,275,274	33,654	6.00%
Taxable securities	926,129	6,083	2.66%	730,713	4,234	2.35%
Tax-exempt securities(2)	55,198	343	2.52%	27,480	174	2.57%
Total interest-earning assets	$4,582,065	$61,110	5.41%	$3,071,957	$38,142	5.04%
Allowance for loan and lease losses	(25,354)			(17,360)
All other assets	406,995			307,474
TOTAL ASSETS	$4,963,706			$3,362,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$293,049	$413	0.57%	$186,686	$38	0.08%
Money market accounts	613,001	1,460	0.97%	345,545	370	0.43%
Savings	471,206	138	0.12%	436,935	76	0.07%
Time deposits	1,195,417	6,065	2.06%	733,753	2,014	1.11%
Total interest-bearing deposits	2,572,673	8,076	1.27%	1,702,919	2,498	0.59%
Federal Home Loan Bank advances	433,372	2,099	1.96%	363,540	1,358	1.52%
Other borrowed funds	71,280	850	4.84%	56,471	591	4.25%
Total borrowings	504,652	2,949	2.37%	420,011	1,949	1.88%
Total interest-bearing liabilities	$3,077,325	$11,025	1.45%	$2,122,930	$4,447	0.85%
Non-interest-bearing demand deposits	1,185,981			743,827
Other liabilities	41,244			35,779
Total stockholders’ equity	659,156			459,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,963,706			$3,362,071
Net interest spread(3)			3.96%			4.19%
Net interest income		$50,085			$33,695
Net interest margin(4)			4.43%			4.45%

Net loan accretion impact on margin		$5,201	0.46%		$2,336	0.31%
Net interest margin excluding accretion(6)			3.97%			4.14%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.
(6)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

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

	Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$128	$93	$221
Loans and leases(1)	19,383	1,346	20,729
Taxable securities	1,290	559	1,849
Tax-exempt securities	172	(3)	169
Total interest income	$20,973	$1,995	$22,968
Interest expense
Deposits
Interest checking	$150	$225	$375
Money market accounts	630	460	1,090
Savings	8	54	62
Time deposits	2,332	1,719	4,051
Total interest-bearing deposits	3,120	2,458	5,578
Federal Home Loan Bank advances	346	395	741
Other borrowed funds	177	82	259
Total borrowings	523	477	1,000
Total interest expense	$3,643	$2,935	$6,578
Net interest income	$17,330	$(940)	$16,390

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2019 was $50.1 million compared to $33.7 million during the same period in 2018, an increase of $16.4 million or 48.6%. The increase in interest income of $23.0 million was primarily a result of an increase in loans as a result of the First Evanston acquisition, organic loan and lease growth, an increase in average yield on loans and leases, and an increase in the securities portfolio. Interest expense increased by $6.6 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to deposits assumed as part of the First Evanston acquisition, increased interest expense on interest-bearing deposits resulting from higher market interest rates, promotional time deposit campaigns, and FHLB advances resulting from an increase in borrowings to fund organic growth.

The net interest margin for the three months ended March 31, 2019 was 4.43%, a decrease of two basis points compared to 4.45% for the three months ended March 31, 2018. The primary driver of the decrease for the three month period was an increase in average interest-bearing deposit yields resulting from rising interest rates and our time deposit promotions, partially offset by increases in average loan and lease yields and loan accretion income resulting from the First Evanston acquisition and rising interest rates on variable rate loans. Net loan accretion income was $5.2 million for the three months ended March 31, 2019, compared to $2.3 million for the three months ended March 31, 2018. Total net loan accretion on acquired loans contributed 46 basis points to the net interest margin for the three months ended March 31, 2019, compared to 31 basis points for the three months ended March 31, 2018.

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

Provisions for loan and lease losses totaled $4.0 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1.1 million. The decrease was mainly due to an increased specific reserve on a commercial loan relationship in the first quarter of 2018, partially offset by an increase to the general reserve driven by growth in the originated loan and lease portfolio. The ALLL as a percentage of loans and leases increased from 0.72% at December 31, 2018 to 0.76% at March 31, 2019.

Non-Interest Income

Non-interest income was $12.0 million for the three months ended March 31, 2019, compared to $11.1 million for the three months ended March 31, 2018, an increase of $865,000 or 7.8%. The increase was primarily due to a reduction in loan servicing asset revaluation due to changes in fair value of the servicing asset as a result of changes to valuation assumptions and wealth management and trust income as a result of the First Evanston acquisition. These increases were partially offset by a decrease in net gains on sales of U.S. government guaranteed loans due to decreased sales volume during the quarter.

	For the Three Months Ended March 31,
	2019	2018
Fees and service charges on deposits	$1,770	$1,312
Loan servicing revenue	2,539	2,450
Loan servicing asset revaluation	(1,261)	(1,887)
ATM and interchange fees	717	913
Change in fair value of equity securities, net	499	—
Net gains on sales of loans	6,233	7,476
Wealth management and trust income	595	—
Other non-interest income	896	859
Total non-interest income	$11,988	$11,123

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other charges. Fees and service charges on deposits were $1.8 million for the three months ended March 31, 2019 compared to $1.3 million for the three months ended March 31, 2018, an increase of $458,000 or 34.9%. The increase was primarily driven by additional deposit accounts from the First Evanston acquisition.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.5 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2019 and 2018, an increase of $89,000 or 3.6%. The increase was primarily driven by a slight increase in total guaranteed loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the quarter. At March 31, 2019, the outstanding balances of guaranteed loans serviced were $1.3 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.3 million for the three months ended March 31, 2019, compared to $1.9 million for the three months ended March 31, 2018, a decrease of $626,000 or 33.2%. The reduction in loan servicing revaluation was primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including decreased prepayment speeds and discount rates.

ATM and interchange fees were $717,000 for the three months ended March 31, 2019, compared to $913,000 for the three months ended March 31, 2018, a decrease of $196,000 or 21.5%. The decrease was primarily driven by reduced transactional account volume and lower interchange income.

There were no sales of securities during the three months ended March 31, 2019 and 2018. As a result, there were no gains on sales recorded during the periods.

Change in fair value of equity securities, net, was $499,000 for the three months ended March 31, 2019. Upon adoption of new accounting guidance as of January 1, 2019, the Company records the changes in fair value of equity securities through net income rather than other comprehensive income. The income recorded during the period is a result of an increase in the fair value of these securities.

Net gains on sales of loans were $6.2 million for the three months ended March 31, 2019, compared to $7.5 million for the three months ended March 31, 2018, a decrease of $1.2 million or 16.6%. We sold $66.2 million of U.S. government guaranteed loans for the three months ended March 31, 2019 compared to $78.6 million for the three months ended March 31, 2018. The decrease in net gains on sales was primarily driven by reduced government guaranteed loan sales volume during the quarter.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $595,000 for the three months ended March 31, 2019. Prior to the First Evanston acquisition in the second quarter of 2018, we did not record wealth management and trust income. Assets under management were $602.0 million as of March 31, 2019.

Other non-interest income was $896,000 for the three months ended March 31, 2019, compared to $859,000 for the three months ended March 31, 2018, an increase of $37,000 or 4.3%.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 was $40.7 million compared to $31.6 million for the three months ended March 31, 2018, an increase of $9.1 million, or 28.7%.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Salaries and employee benefits	$22,892	$18,278
Occupancy expense, net	4,280	3,755
Equipment expense	669	603
Loan and lease related expenses	1,577	1,400
Legal, audit and other professional fees	2,066	1,851
Data processing	3,273	2,301
Net loss (gain) recognized on other real estate owned and other related expenses	196	(1)
Regulatory assessments	(59)	241
Other intangible assets amortization expense	1,773	767
Advertising and promotions	709	249
Telecommunications	464	418
Other non-interest expense	2,839	1,752
Total non-interest expense	$40,679	$31,614

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $22.9 million for the three months ended March 31, 2019 compared to $18.3 million for the three months ended March 31, 2018, an increase of

$4.6 million or 25.2%. The increase was primarily a result of the First Evanston acquisition and costs associated with our core system conversion, primarily training. Our staffing increased from 853 full-time equivalent employees as of March 31, 2018 to 927 as of March 31, 2019.

Occupancy expense was $4.3 million for the three months ended March 31, 2019 compared to $3.8 million for the three months ended March 31, 2018, an increase of $525,000 or 14.0%. The increase was primarily a result of our larger branch network and seasonal weather fluctuations in the Chicagoland area, offset by the consolidation of seven branches and two other facilities.

Equipment expense was $669,000 for the three months ended March 31, 2019 compared to $603,000 for the three months ended March 31, 2018, an increase of $66,000 or 10.9%. The increase was primarily a result of increased depreciation expense related to increased investment in equipment and technology assets.

Loan and lease related expenses were $1.6 million for the three months ended March 31, 2019 compared to $1.4 million for the three months ended March 31, 2018, an increase of $177,000 or 12.6%. The increase was primarily driven by additional loans from the First Evanston acquisition, partially offset by reduced broker fee expenses associated with decreased U.S. government guaranteed loan sales.

Legal, audit and other professional fees were $2.1 million for the three months ended March 31, 2019 compared to $1.9 million for the three months ended March 31, 2018, an increase of $215,000 or 11.6%. The increase was primarily driven by increased legal and advisory fees associated with our recent acquisitions and core system conversion.

Data processing expense was $3.3 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018, an increase of $972,000 million or 42.2%. The increase was primarily due to a final contract termination expense and increased expenses in connection with our core system conversion.

Net loss recognized on other real estate owned and other related expenses was $196,000 for the three months ended March 31, 2019 compared to a net gain of $1,000 for three months ended March 31, 2018, an increase in expense of $197,000. This variance was primarily attributed to increased losses on sales of other real estate owned assets during the quarter partially offset by decreased expenses due to lower inventory of properties.

Regulatory assessments were a $59,000 net credit balance for the three months ended March 31, 2019 compared to $241,000 for the three months ended March 31, 2018, a decrease in expense of $300,000 or 124.5%. The decrease was primarily driven by an FDIC credit applied in the first quarter of 2019.

Other intangible assets amortization expense was $1.8 million for the three months ended March 31, 2019 compared to $767,000 for the three months ended March 31, 2018, an increase of $1.0 million or 131.2%. The increase was attributed to continued amortization of our core deposit intangible assets and a customer relationship intangible as a result of the First Evanston acquisition.

Advertising and promotions were $709,000 the three months ended March 31, 2019 compared to $249,000 for the three months ended March 31, 2018, an increase of $460,000 or 184.7%. The increase was primarily due to an increase in advertising attributable to our deposit advertising campaigns.

Telecommunications expense was $464,000 for the three months ended March 31, 2019 compared to $418,000 for the three months ended March 31, 2018, an increase of $46,000 or 11.0%. The slight increase was primarily a result of our larger branch network and integration expenses partially offset by cost savings initiatives.

Other non-interest expense was $2.8 million for the three months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018, an increase of $1.1 million or 62.0%. The primary drivers of the increase were increases of $392,000 in impairment charges on assets held for sale and $325,000 in stationery, supplies and postage, partially offset by a decrease of $269,000 in provision for unfunded commitments due to a decrease in our unfunded loan and lease commitments.

Our efficiency ratio was 62.68% for the three months ended March 31, 2019, compared to 68.83% for the three months ended March 31, 2018. The improvement in our efficiency ratio is primarily attributable to the increase in our net interest income resulting from our acquisition of First Evanston and organic loan and lease growth, offset by increased non-interest expense primarily driven by increased salary and employee benefit expenses and core system conversion expenses. Our adjusted efficiency ratio was 59.55% for the three months ended March 31, 2019, compared to 68.55% for the three months ended March 31, 2018. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2019 totaled $4.8 million compared to $1.3 million for the three months ended March 31, 2018. The increase in income tax expense was primarily due to increased net income during the period.

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

Our effective tax rate was 27.6% for the three months ended March 31, 2019 and 16.3% for the three months ended March 31, 2018. We expect our effective tax rate for 2019 to be approximately 27% to 29%.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $67.4 million, or 1.4%, to $5.0 billion at March 31, 2019, compared to $4.9 billion at December 31, 2018. The increase in total assets includes an increase of $65.9 million, or 1.9%, in loans and leases from $3.5 billion at December 31, 2018 to $3.6 billion at March 31, 2019. Our originated loan and lease portfolio increased by $249.7 million and our acquired loan and lease portfolio decreased by $183.8 million. The increase in our originated portfolio is primarily attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans.

Total liabilities increased by $49.3 million, or 1.1%, to $4.3 billion at March 31, 2019. The increase is a result of an increase in total deposits of $58.6 million, or 1.6%, primarily attributed to time deposit growth as a result of deposit promotions to seek to expand our retail customer base.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2019 or December 31, 2018. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $146.9 million, or 18.0%, from $817.7 million at December 31, 2018 to $964.6 million at March 31, 2019. The increase was primarily attributed to the adoption of the provisions of ASU No. 2017-12 during the quarter. Upon adoption, we elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale. Additionally, there were additional purchases of agency, mortgage-backed, and U.S. Treasury securities during the quarter.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $94.8 million, or 95.5%, from $99.3 million at December 31, 2018 to $4.4 million at March 31, 2019. This decrease was due to the adoption of ASU No. 2017-12 as discussed above and principal paydowns received during the quarter.

Our equity and other securities portfolio totaled $7.2 million at March 31, 2019. The Company adopted the provisions of ASU No 2016-01 on January 1, 2019, which require changes in the value of certain equity securities and mutual fund investments to be recognized in the Consolidated Statements of Operations. These securities were classified in the available-for-sale portfolio as of December 31, 2018.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of March 31, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$57,323	$57,387	$52,775	$52,667
U.S. Government agencies	187,458	187,502	187,427	186,498
Obligations of states, municipalities, and political subdivisions	82,049	82,567	60,686	60,233
Residential mortgage-backed securities
Agency	347,166	340,484	284,038	272,963
Non-agency	132,071	131,666	84,998	83,621
Commercial mortgage-backed securities
Agency	100,400	97,813	93,543	90,434
Non-agency	31,380	30,835	31,458	30,458
Corporate securities	36,666	36,299	34,716	34,173
Other securities	—	—	4,613	6,609
Total	$974,513	$964,553	$834,254	$817,656

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,425	$4,431	$23,835	$23,665
Residential mortgage-backed securities
Agency	—	—	40,082	39,644
Non-agency	—	—	35,349	34,430
Total	$4,425	$4,431	$99,266	$97,739

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2019, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 166 investment securities with unrealized losses at March 31, 2019. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Equity and other securities, at fair value
Mutual funds	$—	0.00%	$—	0.00%	$—	0.00%	$2,882	2.66%
Equity securities	—	0.00%	—	0.00%	—	0.00%	4,334	1.72%
Total	$—	0.00%	$—	0.00%	$—	0.00%	$7,216	2.09%

	Maturity as of March 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$18,464	1.89%	$38,859	2.47%	$—	0.00%	$—	0.00%
U.S. government agencies	54,799	2.01%	80,116	2.45%	47,602	3.09%	4,941	3.03%
Obligations of states, municipalities, and political subdivisions	5,726	2.19%	27,033	2.38%	27,572	2.79%	21,718	3.03%
Residential mortgage-backed securities
Agency	—	0.00%	2,259	1.37%	37,980	2.08%	306,927	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	132,071	3.50%
Commercial mortgage-backed securities
Agency	—	0.00%	7,342	3.35%	11,352	3.14%	81,706	2.59%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,380	2.61%
Corporate securities	4,963	2.91%	15,731	3.29%	15,972	4.39%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total	$83,952	2.05%	$171,340	2.54%	$140,478	2.91%	$578,743	2.66%

	Maturity as of March 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,262	2.40%	$1,163	2.75%	$—	0.00%
Total	$—	0.00%	$3,262	2.40%	$1,163	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,431	2.14%	$39,344	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	47,773	2.05%	90,978	2.39%	43,701	2.91%	4,975	2.78%
Obligations of states, municipalities, and political subdivisions	5,925	2.09%	24,655	2.40%	17,344	2.58%	12,762	3.16%
Residential mortgage-backed securities
Agency	—	0.00%	2,449	1.36%	34,565	1.94%	247,024	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	84,998	3.48%
Commercial mortgage-backed securities
Agency	—	0.00%	7,320	3.35%	16,382	3.02%	69,841	2.41%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,458	2.61%
Corporate securities	3,701	3.56%	17,044	3.21%	13,971	4.22%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,613	3.23%
Total	$70,830	2.15%	$181,790	2.47%	$125,963	2.76%	$455,671	2.53%

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$7,794	2.79%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	40,082	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	35,349	3.35%
Total	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$83,225	2.79%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $57.5 million at March 31, 2019, an increase of $2.1 million from December 31, 2018.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2019 or December 31, 2018.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2019 and December 31, 2018, we held $19.2 million in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2019 and December 31, 2018.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2019 and December 31, 2018 were $3.6 billion and $3.5 billion, respectively, an increase of $65.9 million, or 1.9%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The decrease in the acquired loan and lease portfolio was driven by payoffs, maturities, and renewals of acquired non-impaired loans that are reflected within originated loans.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$738,832	20.7%	$652,234	18.6%
Residential real estate	494,877	13.9%	466,309	13.3%
Construction, land development, and other land	181,427	5.1%	144,128	4.1%
Commercial and industrial	900,709	25.2%	803,508	22.9%
Installment and other	11,082	0.3%	11,718	0.3%
Leasing financing receivables	160,607	4.5%	159,901	4.6%
Total originated loans and leases	$2,487,534	69.7%	$2,237,798	63.8%
Acquired impaired loans
Commercial real estate	$141,199	4.0%	$146,808	4.2%
Residential real estate	106,764	3.0%	113,934	3.3%
Construction, land development, and other land	3,111	0.1%	3,779	0.1%
Commercial and industrial	11,963	0.3%	12,617	0.4%
Installment and other	374	0.0%	404	0.0%
Total acquired impaired loans	$263,411	7.4%	$277,542	8.0%
Acquired non-impaired loans and leases
Commercial real estate	$382,252	10.7%	$462,565	13.2%
Residential real estate	97,395	2.8%	124,659	3.6%
Construction, land development, and other land	29,121	0.8%	37,442	1.1%
Commercial and industrial	277,146	7.8%	328,672	9.4%
Installment and other	1,346	0.0%	1,596	0.0%
Leasing financing receivables	29,361	0.8%	31,352	0.9%
Total acquired non-impaired loans and leases	$816,621	22.9%	$986,286	28.2%
Total loans and leases	$3,567,566	100.0%	$3,501,626	100.0%
Allowance for loan and lease losses	(27,106)		(25,201)
Total loans and leases, net of allowance for loan and lease losses	$3,540,460		$3,476,425

Loans collateralized by real estate comprised 61.0% and 61.5% of the loan and lease portfolio at March 31, 2019 and December 31, 2018, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2019 and December 31, 2018 and totaled $1.3 billion, or 58.0%, of real estate loans and 35.4% of the total loan and lease portfolio at March 31, 2019. At December 31, 2018, commercial real estate loans totaled $1.3 billion and comprised 58.6% of real estate loans and 36.0% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $146.8 million as of December 31, 2018 to $141.2 million as of March 31, 2019, or 3.8%. At March 31, 2019 and December 31, 2018, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 335.4% and 331.2%, respectively. Non-owner occupied commercial real estate loans were $493.5 million and $502.1 million, or 93.4% and 95.0% of total capital, at March 31, 2019 and December 31, 2018, respectively.

Residential real estate loans totaled $699.0 million at March 31, 2019 compared to $704.9 million at December 31, 2018, a decrease of $5.9 million or 0.8%. The residential real estate loan portfolio comprised 32.1% and 32.8% of real estate loans as of March 31, 2019 and December 31, 2018, respectively, and 19.6% and 20.1% of total loans and leases at March 31, 2019 and December 31, 2018, respectively. Acquired impaired residential real estate loans continue to decrease from $113.9 million as of December 31, 2018 to $106.8 million as of March 31, 2019, or 6.3%.

Construction, land development and other land loans totaled $213.7 million at March 31, 2019 compared to $185.3 million at December 31, 2018, an increase of $28.3 million or 15.3%. The construction, land development and other land loan portfolio comprised 9.8% and 8.6% of real estate loans as of March 31, 2019 and December 31, 2018, respectively, and 6.0% and 5.3% of the total loan and lease portfolio as of March 31, 2019 and December 31, 2018, respectively.

Commercial and industrial loans totaled $1.2 billion and $1.1 billion at March 31, 2019 and December 31, 2018, respectively, an increase of $45.0 million or 3.9% primarily due to organic growth. The commercial and industrial loan portfolio comprised 33.4% and 32.7% of the total loan and lease portfolio as of March 31, 2019 and December 31, 2018, respectively.

Lease financing receivables comprised 5.3% and 5.5% of the loan and lease portfolio as of March 31, 2019 and December 31, 2018, respectively. Total lease financing receivables were $190.0 million and $191.3 million at March 31, 2019 and December 31, 2018, respectively, a decrease of $1.3 million, or 0.7%, due to payoffs during the period.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2019 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$31,926	$100,814	$212,910	$159,610	$65,775	$167,797	$738,832
Residential real estate	22,935	28,240	93,105	68,190	228,350	54,057	494,877
Construction, land development, and other land	2,331	45,335	24,046	93,192	3,078	13,445	181,427
Commercial and industrial	10,798	191,061	70,443	326,842	68,080	233,485	900,709
Installment and other	458	8,616	1,496	92	420	—	11,082
Leasing financing receivables	3,363	—	140,539	—	16,705	—	160,607
Total originated loans and leases	$71,811	$374,066	$542,539	$647,926	$382,408	$468,784	$2,487,534
Acquired impaired loans
Commercial real estate	$39,139	$1,578	$78,982	$5,231	$9,770	$6,499	$141,199
Residential real estate	25,171	1,962	57,320	3,761	17,997	553	106,764
Construction, land development, and other land	1,391	184	1,418	—	118	—	3,111
Commercial and industrial	200	4,654	2,641	426	2,794	1,248	11,963
Installment and other	27	—	125	—	222	—	374
Total acquired impaired loans	$65,928	$8,378	$140,486	$9,418	$30,901	$8,300	$263,411
Acquired non-impaired loans and leases
Commercial real estate	$33,855	$10,578	$181,986	$22,610	$20,831	$112,392	$382,252
Residential real estate	6,892	6,510	37,940	40,030	779	5,244	97,395
Construction, land development, and other land	424	2,393	4,426	15,249	6,629	—	29,121
Commercial and industrial	8,149	95,571	77,908	33,112	10,199	52,207	277,146
Installment and other	266	254	826	—	—	—	1,346
Leasing financing receivables	4,087	—	24,192	—	1,082	—	29,361
Total acquired non-impaired loans and leases	$53,673	$115,306	$327,278	$111,001	$39,520	$169,843	$816,621
Total loans and leases	$191,412	$497,750	$1,010,303	$768,345	$452,829	$646,927	$3,567,566

At March 31, 2019, 46.4% of the loan and lease portfolio bears interest at fixed rates and 53.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $27.1 million at March 31, 2019 compared to $25.2 million at December 31, 2018, an increase of $1.9 million, or 7.6%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected with originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio.

Total ALLL to total loans and leases held for investment, net before ALLL, was 0.76% and 0.72% of total loans and leases at March 31, 2019 and December 31, 2018, respectively. The increase was primarily driven by an increase in the general reserve resulting from originated loan and lease growth. We valued significant amounts of acquired loans at fair value at acquisition date as a result of our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition. As a result of marking these acquired loans to fair value, management believes that this reduces the need to reserve for these loans for a period after acquisition, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from our recapitalization, the Ridgestone acquisition, and the First Evanston acquisition totaled $29.3 million and $34.0 million as of March 31, 2019 and December 31, 2018, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	(130)	53	—	343	—	—	266
Provision (release) for acquired non-impaired loans and leases	361	(103)	(17)	90	—	(159)	172
Provision for originated loans	211	268	87	2,599	14	382	3,561
Total provision	$442	$218	$70	$3,032	$14	$223	$3,999
Charge-offs for acquired impaired loans	—	—	—	(216)	—	—	(216)
Charge-offs for acquired non-impaired loans and leases	(1,351)	—	—	(136)	—	—	(1,487)
Charge-offs for originated loans and leases	—	—	—	—	—	(645)	(645)
Total charge-offs	$(1,351)	$—	$—	$(352)	$—	$(645)	$(2,348)
Recoveries for acquired impaired loans	2	—	—	4	—	—	6
Recoveries for acquired non-impaired loans and leases	27	1	—	20	—	102	150
Recoveries for originated loans and leases	—	—	—	(6)	—	104	98
Total recoveries	$29	$1	$—	$18	$—	$206	$254
Less: Net charge-offs (recoveries)	1,322	(1)	—	334	—	439	2,094
Acquired impaired loans	1,116	420	—	1,254	2	—	2,792
Acquired non-impaired loans and leases	1,452	7	-	3,269	—	347	5,075
Originated loans and leases	4,092	1,543	536	11,107	61	1,900	19,239
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Ending ALLL balance
Acquired impaired loans	$1,116	$420	$—	$1,308	$2	$—	$2,846
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,403	34	—	6,122	—	—	7,559
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,141	1,516	536	8,200	61	2,247	16,701
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Loans and leases ending balance
Acquired impaired loans	$141,199	$106,764	$3,111	$11,963	$374	$—	$263,411
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	17,354	2,060	—	24,384	—	—	43,798
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,103,730	590,212	210,548	1,153,471	12,428	189,968	3,260,357
Total loans and leases at March 31, 2019, gross	$1,262,283	$699,036	$213,659	$1,189,818	$12,802	$189,968	$3,567,566
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.02%	0.00%	0.00%	0.02%
Acquired non-impaired loans and leases	0.15%	0.00%	0.00%	0.01%	0.00%	0.00%	0.16%
Originated loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.06%	0.06%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.96%	2.99%	0.09%	0.34%	0.01%	0.00%	7.38%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.06%	0.00%	0.68%	0.00%	0.00%	1.23%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.94%	16.54%	5.90%	32.33%	0.35%	5.32%	91.39%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	226	(58)	365	(145)	63	—	451
Provision for acquired non-impaired loans and leases	487	—	1	648	—	(133)	1,003
Provision for originated loans	220	(16)	32	2,877	2	546	3,661
Total provision	$933	$(74)	$398	$3,380	$65	$413	$5,115
Charge-offs for acquired impaired loans	(234)	—	(418)	(99)	(45)	—	(796)
Charge-offs for acquired non-impaired loans and leases	(78)	—	—	(818)	—	(11)	(907)
Charge-offs for originated loans and leases	(97)	—	—	(2,124)	—	(498)	(2,719)
Total charge-offs	$(409)	$—	$(418)	$(3,041)	$(45)	$(509)	$(4,422)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	6	—	81	87
Recoveries for originated loans and leases	—	—	—	—	—	154	154
Total recoveries	$—	$—	$—	$6	$—	$235	$241
Less: Net charge-offs	409	0	418	3,035	45	274	4,181
Acquired impaired loans	1,920	375	24	1,174	36	—	3,529
Acquired non-impaired loans and leases	1,752	191	3	1,825	—	453	4,224
Originated loans and leases	1,646	998	175	4,764	25	2,279	9,887
Balance at March 31, 2018	$5,318	$1,564	$202	$7,763	$61	$2,732	$17,640
Ending ALLL balance
Acquired impaired loans	$1,920	$375	$24	$1,174	$36	$—	$3,529
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,572	153	—	2,963	14	—	4,702
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,827	1,036	177	3,626	11	2,732	9,409
Balance at March 31, 2018	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640
Loans and leases ending balance
Acquired impaired loans	$157,956	$139,858	$5,156	$8,055	$449	$—	$311,474
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	12,375	2,029	—	12,598	14	—	27,016
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	670,538	426,272	111,914	548,076	3,667	181,461	1,941,928
Total loans and leases at March 31, 2018, gross	$840,869	$568,159	$117,070	$568,729	$4,130	$181,461	$2,280,418
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.07%	0.02%	0.01%	0.00%	0.14%
Acquired non-impaired loans and leases	0.01%	0.00%	0.00%	0.14%	0.00%	0.00%	0.15%
Originated loans and leases	0.02%	0.00%	0.00%	0.38%	0.00%	0.06%	0.46%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	6.93%	6.13%	0.23%	0.35%	0.02%	0.00%	13.66%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.54%	0.09%	0.00%	0.55%	0.00%	0.00%	1.18%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.40%	18.69%	4.91%	24.03%	0.16%	7.96%	85.16%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as of March 31, 2019 and December 31, 2018 totaled $28.6 million and $25.8 million, respectively. The increase was primarily driven by slight credit deterioration in the U.S. government guaranteed loan portfolio partially offset by a decrease in other real estate owned of $515,000. Non-performing assets consisted of $5.1 million and $4.6 million of U.S. government guaranteed balances at March 31, 2019 and December 31, 2018, respectively.

Total OREO decreased from $5.3 million at December 31, 2018 to $4.8 million at March 31, 2019. The $515,000 decrease in OREO resulted primarily from dispositions of $661,000, offset by net additions to OREO through loan foreclosures and deeds in lieu of loan foreclosures totaling $230,000.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$28,539	$25,834
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,921	1,813
Total non-performing loans and leases	30,460	27,647
Other real estate owned	4,799	5,314
Total non-performing assets	$35,259	$32,961
Total non-performing loans and leases as a percentage of total loans and leases	0.85%	0.79%
Total non-performing assets as a percentage of total assets	0.70%	0.67%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	88.99%	91.15%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$5,070	$4,245
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	—	381
Total non-performing loans guaranteed	5,070	4,626
Other real estate owned guaranteed	—	—
Total non-performing assets guaranteed	$5,070	$4,626
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.71%	0.66%
Total non-performing assets not guaranteed as a percentage of total assets	0.60%	0.57%

(1)	Includes $7.1 million and $7.3 million of non-accrual restructured loans at March 31, 2019 and December 31, 2018.
(2)	For the three months ended March 31, 2019, $633,000 in interest income would have been recorded had non-accrual loans been current.
(3)	For the three months ended March 31, 2019, $114,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans and leases increased by $2.7 million between December 31, 2018 and March 31, 2019 due to additional non-accrual loans primarily from the downgrades of U.S. government guaranteed loans. The U.S. government guaranteed portion of non-performing loans totaled $5.1 million at March 31, 2019 and $4.6 million at December 31, 2018.

Total accruing loans past due increased from $24.5 million at December 31, 2018 to $46.7 million at March 31, 2019. This represents an increase of $22.3 million, or 90.9%, and can be attributed to increases in commercial real estate and construction, land development, and other land, primarily in the 30-59 days past due category, partially offset by decreases in residential real estate and installment and other loans. See note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of the periods indicated (dollars in thousands):

	March 31, 2019
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$19,628	$13,630	$5,711	$11,643	$1,403	$12,531	$167
Residential real estate	2,063	2,220	222	1,838	34	1,767	15
Commercial and industrial	26,896	3,434	13,477	10,907	6,122	22,758	280
Installment and other	—	2	—	—	—	—	—
Total impaired loans held in portfolio, net	$48,587	$19,286	$19,410	$24,388	$7,559	$37,056	$462

	December 31, 2018
	Unpaid Principal Balance of Impaired Loans	Impaired ASC 310-30 Pools with Specific Allowance Recorded	Impaired Non-ASC 310-30 Loans with a Specific Allowance	Impaired Non-ASC 310-30 Loans with no Specific Allowance Recorded	Specific Allowance Allocated to Impaired Loans	Average Recorded Investment in Impaired Loans	Interest Income Recognized on Impaired Loans
Commercial real estate	$14,006	$16,030	$5,873	$6,110	$2,191	$14,296	$860
Residential real estate	2,111	3,781	251	1,886	61	2,228	47
Commercial and industrial	25,114	4,484	10,601	11,193	4,397	18,152	1,232
Installment and other	—	2	—	—	—	11	—
Total impaired loans held in portfolio, net	$41,231	$24,297	$16,725	$19,189	$6,649	$34,687	$2,139

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

Total deposits at March 31, 2019 were $3.8 billion, representing an increase of $58.6 million, or 1.6%, compared to $3.7 billion at December 31, 2018. Non-interest-bearing deposits were $1.2 billion, or 30.5% of total deposits, at March 31, 2019, a decrease of $29.6 million, or 2.5%, compared to $1.2 billion at December 31, 2018, or 31.8% of total deposits. Core deposits were 79.7% and 81.7% of total deposits at March 31, 2019 and December 31, 2018, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,185,981	0.00%	$743,827	0.00%
Interest checking	293,049	0.57%	186,686	0.08%
Money market accounts	613,001	0.97%	345,545	0.43%
Savings	471,206	0.12%	436,935	0.07%
Time deposits (below $100,000)	457,760	1.65%	371,955	1.02%
Time deposits ($100,000 and above)	737,657	2.31%	361,798	1.21%
Total	$3,758,654	0.87%	$2,446,746	0.41%

The increase in time deposits was driven by promotional campaigns during the first quarter of 2019. Our average cost of deposits was 87 basis points during the first quarter of 2019 compared to 41 basis points during the first quarter of 2018. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the interest rate environment and local competition. We had $70.0 million and $50.0 million of brokered time deposits as of March 31, 2019 and December 31, 2018, respectively.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At March 31, 2019
Time Deposits
Three months or less	$105,677
Over three months through six months	80,688
Over six months through 12 months	449,682
Over 12 months	135,241
Total	$771,288

 Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At March 31, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $1.7 billion, subject to the availability of collateral. During the three months ended March 31, 2019, outstanding FHLB advances remained at $425.0 million, consistent with December 31, 2018, resulting from loan funding needs primarily satisfied through increased total deposits.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Federal Home Loan Bank advances:
Average balance outstanding	$433,372	$363,540
Maximum outstanding at any month-end period during the year	500,000	380,000
Balance outstanding at end of period	425,000	380,000
Weighted average interest rate during period	1.96%	1.52%
Weighted average interest rate at end of period	2.59%	1.88%
Line of credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period(1)	N/A	N/A
(1)

We amended the credit agreement, which extended the maturity date to October, 2019. The amended revolving line of credit bears interest at either the LIBOR Rate plus 225 basis points or the Prime Rate minus 50 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 50 basis points.

At March 31, 2019, FHLB advances have maturities ranging from April 2019 to June 2019.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $203,000, from $34.2 million at December 31, 2018 to $34.4 million at March 31, 2019.

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

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see Consolidated Statements of Cash Flows in our Unaudited Interim Condensed Consolidated Financial Statements included elsewhere in this report.

As of March 31, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.7 billion and $314.2 million from the Federal Reserve Bank (“FRB”). As of March 31, 2019, Byline Bank had open advances of $425.0 million and open letters of credit of $29.7 million, leaving us with available aggregate borrowing capacity of $1.3 billion. In addition, Byline Bank had uncommitted federal funds lines available of $85.0 million.

As of December 31, 2018, Byline Bank had maximum borrowing capacity from the FHLB of $1.7 billion and $293.6 million from the FRB. As of December 31, 2018, Byline Bank had open advances of $425.0 million and open letters of credit of $32.6 million, leaving us with available aggregate borrowing capacity of $1.3 billion. In addition, Byline Bank had an uncommitted federal funds line available of $55.0 million.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016, and execution of a Negative Pledge Agreement dated October 11, 2018. As of March 31, 2019, no balance was outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018, for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2019 was $668.7 million compared to $650.7 million at December 31, 2018, an increase of $18.1 million, or 2.8%. The increase was primarily driven by the issuance of common stock upon the exercise of stock options, retained earnings, and a decrease to other comprehensive loss.

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

As of March 31, 2019, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2019 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$569,432	14.28%	$319,059	8.00%	N/A	N/A
Bank	540,451	13.55%	319,041	8.00%	$398,801	10.00%
Tier 1 capital to risk weighted assets:
Company	$541,242	13.57%	$239,294	6.00%	N/A	N/A
Bank	512,261	12.85%	239,281	6.00%	$319,041	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$484,304	12.14%	$179,471	4.50%	N/A	N/A
Bank	512,261	12.85%	179,460	4.50%	$259,221	6.50%
Tier 1 capital to average assets:
Company	$541,242	11.27%	$192,060	4.00%	N/A	N/A
Bank	512,261	10.67%	192,071	4.00%	$240,089	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	$394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	$315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	$256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	$237,246	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2019.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2019 and year ended December 31, 2018, the Company received $2.0 million and $2.9 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

Contractual Obligations

FHLB advances are fully described in Note 12 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report. Operating lease obligations are in place for facilities and land on which banking facilities are located. See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report for additional information.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 2.88% to 10.00% and maturities up to 2048.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also enter into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2019 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2019
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$4,160	$—
Other interest rate swaps—pay fixed, receive floating	324,793	5,628	5,976
Other credit derivatives	4,504	—	8

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

•

“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale, merger-related expenses, and core system conversion expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

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
•

“Adjusted tangible net income available to common stockholders” is tangible net income available to common stockholders excluding certain significant items. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.

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

•

“Net interest margin excluding loan accretion” is calculated as reported net interest margin less the effect of accretion income, net of contractual interest collected on acquired loans. Management believes that this metric is important as it illustrates the impact of net accretion income from acquired loans on the net interest margin.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
Net income and earnings per share excluding significant items
Reported Net Income	$12,597	$6,768
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	(724)
Impairment charges on assets held for sale	392	—
Merger-related expense	18	123
Core system conversion expense	1,530	—
Tax benefit on impairment charges and merger-related expenses	(540)	(34)
Adjusted Net Income	$13,997	$6,133
Reported Diluted Earnings per Share	$0.34	$0.22
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	(0.02)
Impairment charges on assets held for sale	0.01	—
Merger-related expense	—	0.01
Core system conversion expense	0.04	—
Tax benefit on impairment charges and merger-related expenses	(0.01)	—
Adjusted Diluted Earnings per Share	$0.38	$0.21

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
Adjusted non-interest expense:
Non-interest expense	$40,679	$31,614
Less: significant items
Impairment charges on assets held for sale	392	—
Merger-related expense	18	123
Core system conversion expense	1,530	—
Adjusted non-interest expense	$38,739	$31,491
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$38,739	$31,491
Less: Amortization of intangible assets	1,773	767
Adjusted non-interest expense excluding amortization of intangible assets	$36,966	$30,724
Pre-tax pre-provision net income:
Pre-tax income	$17,395	$8,089
Add: Provision for loan and lease losses	3,999	5,115
Pre-tax pre-provision net income	$21,394	$13,204
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$21,394	$13,204
Impairment charges on assets held for sale	392	—
Merger-related expense	18	123
Core system conversion expense	1,530	—
Adjusted pre-tax pre-provision net income	$23,334	$13,327
Total revenues:
Net interest income	$50,085	$33,695
Add: non-interest income	11,988	11,123
Total revenues	$62,073	$44,818
Tangible common stockholders' equity:
Total stockholders' equity	$668,749	$462,936
Less: Preferred stock	10,438	10,438
Less: Goodwill	128,177	54,562
Less: Core deposit intangibles and other intangibles	31,646	15,991
Tangible common stockholders' equity	$498,488	$381,945
Tangible assets:
Total assets	$5,009,925	$3,462,372
Less: Goodwill	128,177	54,562
Less: Core deposit intangibles and other intangibles	31,646	15,991
Tangible assets	$4,850,102	$3,391,819
Average tangible common stockholders' equity:
Average total stockholders' equity	$659,156	$459,535
Less: Average preferred stock	10,438	10,438
Less: Average goodwill	128,177	54,562
Less: Average core deposit intangibles and other intangibles	32,747	16,417
Average tangible common stockholders' equity	$487,794	$378,118
Average tangible assets:
Average total assets	$4,963,706	$3,362,071
Less: Average goodwill	128,177	54,562
Less: Average core deposit intangibles and other intangibles	32,747	16,417
Average tangible assets	$4,802,782	$3,291,092
Tangible net income available to common stockholders:
Net income available to common stockholders	$12,401	$6,575
Add: After-tax intangible asset amortization	1,279	553
Tangible net income available to common stockholders	$13,680	$7,128
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$13,680	$7,128
Incremental income tax benefit attributed to federal income tax reform	—	(724)
Impairment charges on assets held for sale	392	—
Merger-related expense	18	123
Core system conversion expense	1,530	—
Tax benefit on significant items	(540)	(34)
Adjusted tangible net income available to common stockholders	$15,080	$6,493

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2019	2018
Net interest margin:
Reported net interest margin	4.43%	4.45%
Effect of accretion income on acquired loans	(0.46)%	(0.31)%
Net interest margin excluding accretion	3.97%	4.14%
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$21,394	$13,204
Average total assets	4,963,706	3,362,071
Pre-tax pre-provision return on average assets	1.75%	1.59%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$23,334	$13,327
Average total assets	4,963,706	3,362,071
Adjusted pre-tax pre-provision return on average assets:	1.91%	1.61%
Non-interest income to total revenues:
Non-interest income	$11,988	$11,123
Total revenues	62,073	44,818
Non-interest income to total revenues	19.31%	24.82%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$38,739	$31,491
Average total assets	4,963,706	3,362,071
Adjusted non-interest expense to average assets	3.17%	3.80%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$36,966	$30,724
Total revenues	62,073	44,818
Adjusted efficiency ratio	59.55%	68.55%
Adjusted return on average assets:
Adjusted net income	$13,997	$6,133
Average total assets	4,963,706	3,362,071
Adjusted return on average assets	1.14%	0.74%
Adjusted return on average stockholders' equity:
Adjusted net income	$13,997	$6,133
Average stockholders' equity	659,156	459,535
Adjusted return on average stockholders' equity	8.61%	5.41%
Tangible common equity to tangible assets:
Tangible common equity	$498,488	$381,945
Tangible assets	4,850,102	3,391,819
Tangible common equity to tangible assets	10.28%	11.26%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$13,680	$7,128
Average tangible common stockholders' equity	487,794	378,118
Return on average tangible common stockholders' equity:	11.37%	7.65%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$15,080	$6,493
Average tangible common stockholders' equity	487,794	378,118
Adjusted return on average tangible common stockholders' equity	12.54%	6.96%
Tangible book value per share:
Tangible common equity	$498,488	$381,945
Common shares outstanding	36,398,144	29,404,048
Tangible book value per share	$13.70	$12.99

Forward-Looking Statements

This communication may contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about Byline’s expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements include, but are not limited to, financial benefits and other effects of the merger of Byline and Oak Park River Forest Bankshares, Inc. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in them, and are not guarantees of timing, future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements.

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of March 31, 2019, we had a notional amount of $574.8 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2019 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of March 31, 2019	March 31, 2020	March 31, 2021
Immediate Shifts
+400 basis points	23.9%	21.3%
+300 basis points	18.4%	16.4%
+200 basis points	12.6%	11.3%
+100 basis points	6.3%	5.9%
-100 basis points	(7.0)%	(7.4)%
-200 basis points	(16.7)%	(12.5)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	6.4%
+100 basis points	2.9%
-100 basis points	(3.5)%
-200 basis points	(7.3)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2018 that was filed with the SEC on March 15, 2019.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: May 8, 2019	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)