Form 10-Q
period 2019-06-30
BYLINE BANCORP, INC.
filed 2019-08-08
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Common Stock, $0.01 par value, 38,114,669 shares outstanding as of August 7, 2019

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2019

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at June 30, 2019 (unaudited) and December 31, 2018	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 (unaudited)	9
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	98
Item 4.	Controls and Procedures	101

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	102
Item 1A.	Risk Factors	102
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 3.	Defaults Upon Senior Securities	102
Item 4.	Mine Safety Disclosures	102
Item 5.	Other Information	102
Item 6.	Exhibits	104

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$57,513	$30,190
Interest bearing deposits with other banks	31,802	91,670
Cash and cash equivalents	89,315	121,860
Equity and other securities, at fair value	7,662	—
Securities available-for-sale, at fair value	969,029	817,656
Securities held-to-maturity, at amortized cost (fair value at June 30, 2019—$4,488, December 31, 2018—$97,739)	4,421	99,266
Restricted stock, at cost	22,937	19,202
Loans held for sale	18,473	19,827
Loans and leases:
Loans and leases	3,863,148	3,501,626
Allowance for loan and lease losses	(31,132)	(25,201)
Net loans and leases	3,832,016	3,476,425
Servicing assets, at fair value	19,760	19,693
Accrued interest receivable	12,913	10,863
Premises and equipment, net	96,588	97,680
Assets held for sale	16,329	14,489
Other real estate owned, net	8,070	5,314
Goodwill	145,638	128,177
Other intangible assets, net	35,908	33,419
Bank-owned life insurance	9,634	5,961
Deferred tax assets, net	35,737	35,643
Due from counterparty	34,226	5,338
Other assets	32,580	31,761
Total assets	$5,391,236	$4,942,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,240,375	$1,192,873
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	1,554,791	1,413,158
Time deposits	1,265,077	1,143,885
Total deposits	4,060,243	3,749,916
Accrued interest payable	4,522	3,484
Line of credit	—	—
Federal Home Loan Bank advances	500,000	425,000
Securities sold under agreements to repurchase	32,885	34,166
Junior subordinated debentures issued to capital trusts, net	37,059	36,768
Accrued expenses and other liabilities	38,852	42,568
Total liabilities	4,673,561	4,291,902
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting, $0.01 par value at June 30, 2019 and December 31, 2018; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 38,115,219 shares issued and outstanding at June 30, 2019 and 36,343,239 issued and outstanding at December 31, 2018	378	361
Additional paid-in capital	578,828	546,849
Retained earnings	129,379	102,522
Accumulated other comprehensive loss, net of tax	(1,348)	(9,498)
Total stockholders’ equity	717,675	650,672
Total liabilities and stockholders’ equity	$5,391,236	$4,942,574

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$59,524	$39,627	$113,907	$73,281
Interest on taxable securities	6,237	4,572	11,996	8,627
Interest on tax-exempt securities	428	229	771	403
Other interest and dividend income	571	413	1,196	672
Total interest and dividend income	66,760	44,841	127,870	82,983
INTEREST EXPENSE
Deposits	9,306	3,745	17,382	6,243
Federal Home Loan Bank advances	2,174	1,360	4,273	2,718
Subordinated debentures and other borrowings	832	680	1,682	1,271
Total interest expense	12,312	5,785	23,337	10,232
Net interest income	54,448	39,056	104,533	72,751
PROVISION FOR LOAN AND LEASE LOSSES	6,391	3,956	10,390	9,071
Net interest income after provision for loan and lease losses	48,057	35,100	94,143	63,680
NON-INTEREST INCOME
Fees and service charges on deposits	1,441	1,456	3,211	2,768
Loan servicing revenue	2,630	2,533	5,169	4,983
Loan servicing asset revaluation	(1,223)	(2,074)	(2,484)	(3,961)
ATM and interchange fees	945	850	1,662	1,763
Net gains on sales of securities available-for-sale	973	4	973	4
Change in fair value of equity securities, net	551	—	1,050	—
Net gains on sales of loans	7,472	9,723	13,705	17,199
Wealth management and trust income	626	192	1,221	192
Other non-interest income	768	1,527	1,664	2,386
Total non-interest income	14,183	14,211	26,171	25,334
NON-INTEREST EXPENSE
Salaries and employee benefits	23,652	19,244	46,544	37,522
Occupancy expense, net	4,337	4,499	8,617	8,254
Equipment expense	732	558	1,401	1,161
Loan and lease related expenses	1,841	1,471	3,418	2,871
Legal, audit and other professional fees	2,981	4,418	5,047	6,269
Data processing	3,849	10,371	6,993	12,672
Net loss recognized on other real estate owned and other related expenses	252	472	448	471
Regulatory assessments	371	366	312	607
Other intangible assets amortization expense	1,959	1,130	3,732	1,897
Advertising and promotions	732	347	1,441	596
Telecommunications	537	466	1,001	884
Other non-interest expense	2,711	2,137	5,679	3,889
Total non-interest expense	43,954	45,479	84,633	77,093
INCOME BEFORE PROVISION FOR INCOME TAXES	18,286	3,832	35,681	11,921
PROVISION FOR INCOME TAXES	5,075	1,064	9,873	2,385
NET INCOME	13,211	2,768	25,808	9,536
Dividends on preferred shares	195	198	391	391
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,016	$2,570	$25,417	$9,145
EARNINGS PER COMMON SHARE
Basic	$0.35	$0.08	$0.69	$0.30
Diluted	$0.34	$0.08	$0.68	$0.29

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$13,211	$2,768	$25,808	$9,536
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	12,328	(2,556)	20,962	(11,408)
Reclassification adjustments for net gains included in net income	(973)	(4)	(973)	(4)
Tax effect	(3,405)	782	(5,700)	3,177
Net of tax	7,950	(1,778)	14,289	(8,235)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(3,417)	1,562	(5,234)	5,632
Reclassification adjustments for net gains included in net income	(575)	(374)	(1,280)	(435)
Tax effect	1,113	(331)	1,815	(1,447)
Net of tax	(2,879)	857	(4,699)	3,750
Total other comprehensive income (loss)	5,071	(921)	9,590	(4,485)
Comprehensive income	$18,282	$1,847	$35,398	$5,051

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, December 31, 2017	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	6,768	—	6,768
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,564)	(3,564)
Issuance of common stock upon exercise of stock options	—	—	86,750	1	1,004	—	—	1,005
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(193)	—	(193)
Share-based compensation expense	—	—	—	—	342	—	—	342
Balance, March 31, 2018	10,438	$10,438	29,404,048	$293	$392,932	$68,687	$(9,414)	$462,936
Net income	—	—	—	—	—	2,768	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	—	(921)	(921)
Issuance of common stock upon exercise of stock options	—	—	8,000	—	130	—	—	130
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	151,275
Issuance of common stock in connection with restricted stock awards	—	—	126,157	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(2,100)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(198)	—	(198)
Share-based compensation expense	—	—	—	—	416	—	—	416
Balance, June 30, 2018	10,438	$10,438	36,218,955	$360	$544,686	$71,257	$(10,335)	$616,406

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, June 30, 2018	10,438	$10,438	36,218,955	$360	$544,686	$71,257	$(10,335)	$616,406
Net income	—	—	—	—	—	14,536	—	14,536
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,027)	(2,027)
Issuance of common stock upon exercise of stock options	—	—	51,763	1	566	—	—	567
Issuance of common stock in connection with employee stock purchase plan	—	—	8,882	—	172	—	—	172
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Share-based compensation expense	—	—	—	—	403	—	—	403
Balance, September 30, 2018	10,438	$10,438	36,279,600	$361	$545,827	$85,597	$(12,362)	$629,861
Net income	—	—	—	—	—	17,121	—	17,121
Other comprehensive loss, net of tax	—	—	—	—	—	—	2,864	2,864
Issuance of common stock upon exercise of stock options	—	—	58,639	—	638	—	—	638
Issuance of common stock in connection with restricted stock awards	—	—	5,000	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	31	—	—	31
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Share-based compensation expense	—	—	—	—	353	—	—	353
Balance, December 31, 2018	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$650,672

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019

(UNAUDITED)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2019	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$650,672
Net income	—	—	—	—	—	12,597	—	12,597
Other comprehensive loss, net of tax	—	—	—	—	—	—	4,519	4,519
Issuance of common stock upon exercise of stock options	—	—	50,662	1	635	—	—	636
Forfeiture of restricted stock awards	—	—	(8,500)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	12,743	—	291	—	—	291
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	(1,440)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Share-based compensation expense	—	—	—	—	230	—	—	230
Balance, March 31, 2019	10,438	$10,438	36,398,144	$362	$548,005	$116,363	$(6,419)	$668,749
Net income	—	—	—	—	—	13,211	—	13,211
Other comprehensive income, net of tax	—	—	—	—	—	—	5,071	5,071
Issuance of common stock due to exercise of stock options	—	—	116,048	1	1,668	—	—	1,669
Issuance of common stock due to business combination, net of issuance costs	—	—	1,464,558	15	28,877	—	—	28,892
Issuance of common stock in connection with restricted stock awards	—	—	141,207	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(4,738)	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	(195)
Share-based compensation expense	—	—	—	—	278	—	—	278
Balance, June 30, 2019	10,438	$10,438	38,115,219	$378	$578,828	$129,379	$(1,348)	$717,675

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,808	$9,536
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	10,390	9,071
Impairment loss on assets held for sale	392	117
Depreciation and amortization of premises and equipment	3,260	2,608
Change in fair value of equity securities, net	(1,050)	—
Net amortization of securities	1,192	1,876
Net gains on sales of securities available-for-sale	(973)	(4)
Losses on disposal of premises and equipment	—	98
Net gains on sales of assets held for sale	(13)	(260)
Net gains on sales of loans	(13,705)	(17,199)
Originations of U.S. government guaranteed loans	(140,780)	(175,120)
Proceeds from U.S. government guaranteed loans sold	133,061	204,807
Accretion of premiums and discounts on acquired loans, net	(10,069)	(5,941)
Net change in servicing assets	(67)	(187)
Net valuation adjustments on other real estate owned	163	213
Net losses on sales of other real estate owned	27	109
Amortization of intangible assets	3,732	1,897
Amortization of time deposit premium	(111)	(84)
Amortization of Federal Home Loan Bank advances premium	—	(19)
Accretion of junior subordinated debentures discount	291	308
Share-based compensation expense	508	758
Deferred tax provision, net of valuation	906	2,225
Increase in cash surrender value of bank owned life insurance	(188)	(168)
Changes in assets and liabilities:
Accrued interest receivable	(3,036)	(77)
Other assets	(10,445)	(3,803)
Accrued interest payable	957	686
Accrued expenses and other liabilities	(9,731)	22,530
Net cash (used in) provided by operating activities	(9,481)	53,977
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(149,176)	(96,086)
Proceeds from maturities and calls of securities available-for-sale	33,671	6,630
Proceeds from paydowns of securities available-for-sale	42,176	29,462
Proceeds from sales of securities available-for-sale	59,594	544
Proceeds from paydowns of securities held-to-maturity	—	9,601
Purchases of Federal Home Loan Bank stock	(19,935)	(13,998)
Federal Home Loan Bank stock repurchases	16,614	12,724
Net change in loans and leases	(95,799)	(166,130)
Purchases of premises and equipment	(1,413)	(537)
Proceeds from sales of assets held for sale	514	1,041
Proceeds from sales of other real estate owned	1,148	4,678
Net cash received in acquisition of business	4,306	20,374
Net cash used in investing activities	(108,300)	(191,697)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$20,267	$179,364
Proceeds from Federal Home Loan Bank advances	3,503,500	2,941,900
Repayments of Federal Home Loan Bank advances	(3,433,800)	(2,883,387)
Proceeds from line of credit	5,680	—
Repayments of line of credit	(11,335)	—
Net decrease in securities sold under agreements to repurchase	(1,281)	(6,534)
Dividends paid on preferred stock	(391)	(391)
Proceeds from issuance of common stock upon exercise of stock options	2,305	1,135
Proceeds from issuance of common stock	291	—
Net cash provided by financing activities	85,236	232,087
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,545)	94,367
CASH AND CASH EQUIVALENTS, beginning of period	121,860	58,349
CASH AND CASH EQUIVALENTS, end of period	$89,315	$152,716
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,200	$9,081
Cash payments (refunds) during the period for taxes	$9,507	$2,752
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$14,289	$(8,235)
Change in fair value of cash flow hedges, net of tax	$(4,699)	$3,750
Delayed payments of mortgage-backed securities	$841	$621
Transfer of securities from held-to-maturity to available-for-sale	$94,837	$—
Reclassification of equity and other securities	$6,609	$—
Transfers of loans to other real estate owned	$2,076	$1,220
Internally financed sale of other real estate owned	$183	$444
Transfers of land and premises to assets held for sale	$2,733	$2,531
Transfers of premises and equipment to other assets	$—	$2
Transfer of other assets to assets held for sale	$—	$16
Due from counterparties	$34,226	$25,569
Due to broker	$—	$10,029
Total assets acquired from acquisition	$341,375	$1,142,766
Total liabilities assumed from acquisition	$305,892	$1,036,609
Common stock and stock options issued due to acquisition of business	$29,320	$152,127

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016.

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

The majority of the Company’s revenue streams, including interest and dividend income, servicing fees, and gains on sales of loans and investments, are outside the scope of Topic 606. Revenue streams reported as fees and service charges on deposits, ATM and interchange fees, and wealth management and trust income are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in the either timing or amount of recognized; there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition. However, the presentation of certain costs associated with our ATM and debit card income were offset against ATM and interchange income. This change in presentation resulted in $381,000 and $727,000 of expenses for the three and six months ended June 30, 2019, respectively, being netted against ATM and interchange fees and reported in non-interest income instead of as other non-interest expense in non-interest expense. In addition, to conform to the current period presentation, $291,000 and $596,000 of related expenses for the three and six months ended June 30, 2018, respectively, were reclassified from other non-interest expense in non-interest expense to being netted against ATM and interchange fees in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The Company adopted ASU 2014-09 using the full retrospective approach. The following table presents the impact of adopting the new revenue standard on our Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2019			June 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$945	$1,326	$(381)	$850	$1,141	$(291)

Non-interest expense:
Other non-interest expense	$2,711	$3,092	$(381)	$2,137	$2,428	$(291)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$1,662	$2,389	$(727)	$1,763	$2,359	$(596)

Non-interest expense:
Other non-interest expense	$5,679	$6,406	$(727)	$3,889	$4,485	$(596)

Fees and service charges on deposits:

Fees and service charges on deposits include transaction and non-transaction based deposit fees. Transaction based fees on deposit accounts are charged to deposit customers for specific services provided to the customer. These fees include such items as wire fees, official check fees, and overdraft fees. These are contracts specific to each individual transaction and do not extend beyond the individual transaction. The performance obligation is completed and the fees are recognized at the time the specific transactional service is provided to the customer. Non-transactional deposit fees are typically monthly account maintenance fees charged on deposit accounts. These are day-to-day contracts that can be cancelled by either party without notice. The performance obligation is satisfied and the fees are recognized on a monthly basis after the service period is completed.

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

Recognition and Measurement of Financial Assets and Financial Liabilities In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value under certain circumstances and require enhanced disclosures about those investments. The amendments simplify the impairment assessment of equity investments without readily determinable fair values. The amendments also eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments require entities to adjust fair value disclosures for financial instruments to be reflected at an exit price. The amendments in this ASU require separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this ASU require separate presentation of financial assets and financial liabilities by measurement category

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. The adoption of this ASU resulted in the Company reclassifying $1.4 million from other comprehensive income to retained earnings, representing the unrealized gain, net of tax, on available-for-sale for sale equity securities at the date of adoption. The provisions of ASU No. 2016-01 require any future changes in fair value of equity securities to be recorded in the Consolidated Statements of Operations which could result in additional volatility in non-interest income. At December 31, 2018, the Company held $6.6 million of available-for-sale equity investment securities, which were previously reported as available-for-sale securities, at fair value, and are now reported as equity and other securities, at fair value.

In addition, the adoption of this ASU resulted in changing how the Company estimates the fair value of portfolio loans and leases for disclosure purposes. Fair values are estimated first by stratifying the portfolios of loans and leases with similar financial characteristics. Loans and leases are segregated by type such as commercial real estate, residential mortgage, construction, land, and development, commercial and industrial, consumer and other. Each loan and lease category is further segmented into fixed- and adjustable-rate interest terms. An estimate of fair value is then calculated based on discounted cash flows using as a discount rate based on the current rate offered on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans and leases, as well as a quarterly loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans and leases is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Derivatives and Hedging (Topic 815) In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted the provisions of ASU No. 2017-12 on January 1, 2019. Upon adoption, the Company elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale, which did not impact on the Consolidated Statements of Operations.

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

Note 3—Acquisitions

On April 30, 2019, the Company acquired all of the outstanding common stock of Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”) and its subsidiary pursuant to an Agreement and Plan of Merger, dated as of October 17, 2018 (the “OPRF Merger Agreement”). Oak Park River Forest operated one wholly owned subsidiary, Community Bank of Oak Park River Forest. Oak Park River Forest was merged with and into Byline. As a result of the merger, Oak Park River Forest’s subsidiary bank, Community Bank of Oak Park River Forest, was merged with and into Byline Bank, with Byline Bank as the surviving bank.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At the effective time of the merger (the “OPRF Effective Time”), each share of Oak Park River Forest’s common stock was converted into the right to receive: (1) 7.9321 shares of Byline’s common stock, and (2) an amount in cash equal to $6.2 million divided by the number of outstanding shares of Oak Park River Forest common stock as of the closing date, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $6.2 million divided by the outstanding shares of Oak Park River Forest common stock, or $33.375 per outstanding share. Based on the closing price of the Company’s common stock of $20.02, as reported by the New York Stock Exchange, and 1,464,558 shares of common stock issued with respect to the outstanding shares of Oak Park River Forest common stock, the stock consideration was valued at $29.3 million.  Options to acquire 35,870 shares of Oak Park River Forest common stock that were outstanding at the OPRF Effective Time were cancelled, at the option holders election, in exchange for a cash payment in accordance with the OPRF Merger agreement of $4.2 million, to be paid after the closing date. The value of the total merger consideration at closing was $35.5 million before issuance costs of $429,000.

The transaction resulted in goodwill of $17.5 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.4 million for the three months ended June 30, 2019 and $2.5 million for the six months ended June 30, 2019. Core system conversion expenses were $703,000 related to the Oak Park River Forest acquisition for the three and six months ended June 30, 2019. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

The acquisition of Oak Park River Forest was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

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

At the effective time of the merger (the “Effective Time”), each share of First Evanston’s common stock was converted into the right to receive: (1) 3.994 shares of Byline’s common stock, and (2) an amount in cash equal to $27.0 million divided by the number of outstanding shares of First Evanston common stock as of the closing date, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $27.0 million divided by the outstanding shares of First Evanston common stock, or $16.136 per outstanding share. Based on the closing price of the Company’s common stock of $21.62, as reported by the New York Stock Exchange, and 6,682,850 shares of common stock issued with respect to the outstanding shares of First Evanston common stock, the stock consideration was valued at $144.5 million. Options to acquire 144,090 shares of First Evanston common stock that were outstanding at the Effective Time were converted into options to acquire 680,787 shares of Byline common stock, resulting in a consideration value of $7.6 million. The value of the total merger consideration at closing was $179.1 million before issuance costs of $852,000.

The transaction resulted in goodwill of $73.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. The Company incurred First Evanston merger-related expenses, including acquisition advisory expenses, of $1.5 million for the three months ended June 30, 2018. There were no merger-related expenses incurred for the three months ended June 30, 2019. Merger-related expenses were $1.6 million for the six months ended June 30, 2018. There were no merger-related expenses incurred for the six months ended June 30, 2019. Core system conversion expenses were $394,000 related to the First Evanston acquisition for the three months ended June 30, 2019. There were $9.0 million of core system conversion expenses incurred during the three months ended June 30, 2018. Core system conversion expenses were $1.9 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition dates:

	Preliminary Estimates April 30, 2019 Oak Park River Forest	May 31, 2018 First Evanston
Assets
Cash and cash equivalents	$10,469	$47,378
Securities available-for-sale	30,343	128,063
Restricted stock	414	1,360
Loans	261,151	916,011
Premises and equipment	3,488	15,890
Other real estate owned	2,201	—
Other intangible assets	6,220	22,276
Bank-owned life insurance	3,485	—
Deferred tax assets, net	4,887	2,302
Other assets	1,256	8,845
Total assets acquired	323,914	1,142,125
Liabilities
Deposits	290,171	1,022,268
Line of credit	5,655	—
Federal Home Loan Bank advances	5,300	—
Junior subordinated debentures	—	8,497
Accrued expenses and other liabilities	4,766	5,844
Total liabilities assumed	305,892	1,036,609
Net assets acquired	$18,022	$105,516
Consideration paid
Common stock (2019 - 1,464,558 shares issued at $20.02 per share, 2018 - 6,682,850 shares issued at $21.62 per share)	29,320	144,483
Outstanding stock options converted to Byline stock options	—	7,644
Cash paid	6,163	27,004
Total consideration paid	35,483	179,131
Goodwill	$17,461	$73,615

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the acquired non-impaired loans as of the acquisition dates:

	April 30, 2019 Oak Park River Forest	May 31, 2018 First Evanston
Fair value	$212,587	$890,986
Gross contractual amounts receivable	275,553	1,057,374
Estimate of contractual cash flows not expected to be collected(1)	23,932	36,544
Estimate of contractual cash flows expected to be collected	251,621	1,020,830

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2019 and 2018, as if the acquisitions had occurred on January 1, 2018. The pro forma results combine the historical results of First Evanston and Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowing, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues (net interest income and non-interest income)	$69,874	$68,041	$136,770	$131,636
Net income	$14,909	$14,280	$29,460	$26,372
Earnings per share—basic	$0.39	$0.38	$0.77	$0.69
Earnings per share—diluted	$0.38	$0.37	$0.76	$0.68

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through June 30, 2019, and Oak Park River Forest for the period beginning May 1, 2019 through June 30, 2019. Revenues and earnings of the acquired companies since the acquisition date have not been disclosed as it is not practicable as First Evanston and Oak Park River Forest were both merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$45,348	$482	$—	$45,830
U.S. Government agencies	176,425	1,434	(153)	177,706
Obligations of states, municipalities, and political subdivisions	88,240	1,695	(17)	89,918
Residential mortgage-backed securities
Agency	354,480	1,820	(3,889)	352,411
Non-agency	94,471	418	(399)	94,490
Commercial mortgage-backed securities
Agency	123,639	765	(1,010)	123,394
Non-agency	31,302	83	(16)	31,369
Corporate securities	38,717	290	(108)	38,899
Other securities	15,012	—	—	15,012
Total	$967,634	$6,987	$(5,592)	$969,029

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,421	$67	$—	$4,488
Total	$4,421	$67	$—	$4,488

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,775	$81	$(189)	$52,667
U.S. Government agencies	187,427	367	(1,296)	186,498
Obligations of states, municipalities, and political subdivisions	60,686	133	(586)	60,233
Residential mortgage-backed securities
Agency	284,038	101	(11,176)	272,963
Non-agency	84,998	199	(1,576)	83,621
Commercial mortgage-backed securities
Agency	93,543	55	(3,164)	90,434
Non-agency	31,458	—	(1,000)	30,458
Corporate securities	34,716	67	(610)	34,173
Other securities	4,613	2,127	(131)	6,609
Total	$834,254	$3,130	$(19,728)	$817,656

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,835	$40	$(210)	$23,665
Residential mortgage-backed securities
Agency	40,082	93	(531)	39,644
Non-agency	35,349	—	(919)	34,430
Total	$99,266	$133	$(1,660)	$97,739

The Company did not classify securities as trading during the three or six months ended June 30, 2019 or during 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	—	$—	$—	$—	$—	$—	$—
U.S. Government agencies	7	367	(1)	41,223	(152)	41,590	(153)
Obligations of states, municipalities and political subdivisions	7	—	—	4,792	(17)	4,792	(17)
Residential mortgage-backed securities
Agency	45	—	—	244,457	(3,889)	244,457	(3,889)
Non-agency	10	—	—	59,976	(399)	59,976	(399)
Commercial mortgage-backed securities
Agency	8	11,273	(31)	50,907	(979)	62,180	(1,010)
Non-agency	1	—	—	10,322	(16)	10,322	(16)
Corporate securities	5	2,523	(18)	8,006	(90)	10,529	(108)
Other securities	—	—	—	—	—	—	—
Total	83	$14,163	$(50)	$419,683	$(5,542)	$433,846	$(5,592)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$23,835	$(52)	$9,865	$(137)	$33,700	$(189)
U.S. Government agencies	25	43,487	(80)	50,101	(1,216)	93,588	(1,296)
Obligations of states, municipalities and political subdivisions	56	13,926	(97)	18,563	(489)	32,489	(586)
Residential mortgage-backed securities
Agency	42	4,288	(45)	254,121	(11,131)	258,409	(11,176)
Non-agency	8	59,107	(1,378)	4,009	(198)	63,116	(1,576)
Commercial mortgage-backed securities
Agency	9	21,356	(447)	52,640	(2,717)	73,996	(3,164)
Non-agency	5	—	—	30,458	(1,000)	30,458	(1,000)
Corporate securities	15	25,762	(342)	4,642	(268)	30,404	(610)
Other securities	1	—	—	2,844	(131)	2,844	(131)
Total	179	$191,761	$(2,441)	$427,243	$(17,287)	$619,004	$(19,728)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	23	$8,127	$(58)	$8,792	$(152)	$16,919	$(210)
Residential mortgage-backed securities
Agency	16	6,625	(150)	21,139	(381)	27,764	(531)
Non-agency	7	21,499	(503)	12,931	(416)	34,430	(919)
Total	46	$36,251	$(711)	$42,862	$(949)	$79,113	$(1,660)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 83 securities available-for-sale with unrealized losses at June 30, 2019. There were no securities held-to-maturity with unrealized losses at June 30, 2019. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three and six months ended June 30, 2019 and 2018 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds	$59,594	$544	$59,594	$544
Gross gains	1,049	4	1,049	4
Gross losses	76	—	76	—

There were $973,000 and $4,000 in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2019 and 2018, respectively.

Securities pledged at June 30, 2019 and December 31, 2018 had carrying amounts of $298.3 million and $244.7 million, respectively. At June 30, 2019 and December 31, 2018, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $250.0 million and $197.8 million, respectively, and for customer repurchase agreements of $48.3 million and $46.9 million, respectively. At June 30, 2019 and December 31, 2018, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2019, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Equity and other securities, at fair value
Due after ten years	$695	$695
No defined maturity	6,967	6,967
Total	$7,662	$7,662
Available-for-sale
Due in one year or less	$76,144	$76,267
Due from one to five years	143,846	145,125
Due from five to ten years	98,622	100,172
Due after ten years	45,130	45,801
Mortgage-backed securities	603,892	601,664
Total	$967,634	$969,029
Held-to-maturity
Due from one to five years	$3,808	$3,862
Due from five to ten years	613	626
Total	$4,421	$4,488

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2019	2018
Commercial real estate	$1,311,539	$1,261,594
Residential real estate	777,762	704,899
Construction, land development, and other land	251,948	186,258
Commercial and industrial	1,320,338	1,145,240
Installment and other	12,909	13,675
Lease financing receivables	185,345	187,797
Total loans and leases	3,859,841	3,499,463
Net unamortized deferred fees and costs	232	(1,293)
Initial direct costs	3,075	3,456
Allowance for loan and lease losses	(31,132)	(25,201)
Net loans and leases	$3,832,016	$3,476,425

	June 30,	December 31,
	2019	2018
Lease financing receivables
Net minimum lease payments	$201,848	$204,646
Unguaranteed residual values	1,442	1,535
Unearned income	(17,945)	(18,384)
Total lease financing receivables	185,345	187,797
Initial direct costs	3,075	3,456
Lease financial receivables before allowance for lease losses	$188,420	$191,253

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At June 30, 2019 and December 31, 2018, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $145.5 million and $108.7 million, respectively. At June 30, 2019 and December 31, 2018, installment and other loans included overdraft deposits of $771,000 and $1.7 million, respectively, which were reclassified as loans. At June 30, 2019 and December 31, 2018, loans and loans held for sale pledged as security for borrowings were $1.5 billion and $1.4 billion.

The minimum annual lease payments for lease financing receivables as of June 30, 2019 are summarized as follows:

Minimum Lease Payments
2019	$37,931
2020	66,850
2021	47,648
2022	30,628
2023	15,308
Thereafter	3,483
Total	$201,848

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Leases and revolving loans do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2019 and December 31, 2018:

June 30, 2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$721,230	$151,127	$439,182	$1,311,539
Residential real estate	501,038	118,534	158,190	777,762
Construction, land development, and other land	196,656	4,220	51,072	251,948
Commercial and industrial	992,313	20,370	307,887	1,320,570
Installment and other	10,937	300	1,672	12,909
Lease financing receivables	162,119	—	26,301	188,420
Total loans and leases	$2,584,293	$294,551	$984,304	$3,863,148

December 31, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$652,234	$146,808	$462,565	$1,261,607
Residential real estate	466,309	113,934	124,659	704,902
Construction, land development, and other land	144,128	3,779	37,442	185,349
Commercial and industrial	803,508	12,617	328,672	1,144,797
Installment and other	11,718	404	1,596	13,718
Lease financing receivables	159,901	—	31,352	191,253
Total loans and leases	$2,237,798	$277,542	$986,286	$3,501,626

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired impaired loans—As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310-30 in the amount of $25.0 million. As part of the Oak Park River Forest acquisition, the Bank acquired impaired loans in the amount of $48.6 million. Refer to Note 3—Acquisitions for additional information regarding the transaction. The following table presents a reconciliation of the undiscounted contractual cash flows, non-accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of May 31, 2018 (First Evanston) and April 30, 2019 (Oak Park River Forest):

	First Evanston	Oak Park River Forest
Undiscounted contractual cash flows	$33,594	$65,223
Undiscounted cash flows not expected to be collected (non-accretable difference)	(5,003)	(8,158)
Undiscounted cash flows expected to be collected	28,591	57,065
Accretable yield at acquisition	(3,566)	(8,501)
Estimated fair value of impaired loans acquired at acquisition	$25,025	$48,564

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.5 million and $2.7 million, at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019		December 31, 2018
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$205,109	$151,127	$216,137	$146,808
Residential real estate	169,171	118,534	173,962	113,934
Construction, land development, and other land	13,348	4,220	11,962	3,779
Commercial and industrial	30,041	20,370	24,972	12,617
Installment and other	1,131	300	1,735	404
Total acquired impaired loans	$418,800	$294,551	$428,768	$277,542

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$29,340	$39,300	$37,115	$36,446
Additions	8,501	3,566	8,501	3,566
Accretion to interest income	(5,996)	(5,871)	(11,245)	(11,562)
Reclassification from nonaccretable difference, net	14,693	4,311	12,167	12,856
Ending balance	$46,538	$41,306	$46,538	$41,306

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the First Evanston acquisition in the amount of $891.0 million. The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $212.6 million. Refer to Note 3—Acquisitions for additional information regarding the transaction.

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$449,734	$439,182	$473,262	$462,565
Residential real estate	160,844	158,190	127,478	124,659
Construction, land development, and other land	52,459	51,072	38,494	37,442
Commercial and industrial	317,902	307,887	344,879	328,672
Installment and other	1,714	1,672	1,831	1,596
Lease financing receivables	27,958	26,301	32,977	31,352
Total acquired non-impaired loans and leases	$1,010,611	$984,304	$1,018,921	$986,286

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2019 and 2018 are as follows:

June 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Provisions	2,695	(62)	155	3,320	8	275	6,391
Charge-offs	(818)	(9)	—	(1,827)	(4)	(622)	(3,280)
Recoveries	397	272	—	3	—	243	915
Ending balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132

Six months ended
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	3,137	156	225	6,352	22	498	10,390
Charge-offs	(2,169)	(9)	—	(2,179)	(4)	(1,267)	(5,628)
Recoveries	426	273	—	21	—	449	1,169
Ending balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending balance:
Individually evaluated for impairment	$2,775	$22	$—	$6,489	$—	$—	$9,286
Collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Loans acquired with deteriorated credit quality	1,726	590	15	1,142	2	—	3,475
Total allowance for loan and lease losses	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132

June 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$18,707	$2,899	$—	$24,278	$—	$—	$45,884
Collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Loans acquired with deteriorated credit quality	151,127	118,534	4,220	20,370	300	—	294,551
Total loans and leases	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640
Provisions	1,336	84	131	1,956	1	448	3,956
Charge-offs	(202)	—	—	(1,596)	(32)	(555)	(2,385)
Recoveries	—	—	—	246	—	230	476
Ending balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687

Six months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions	2,270	10	528	5,380	21	862	9,071
Charge-offs	(611)	—	(418)	(4,681)	(32)	(1,065)	(6,807)
Recoveries	—	—	—	252	—	465	717
Ending balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending balance:
Individually evaluated for impairment	$2,199	$127	$—	$2,555	$14	$—	$4,895
Collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Loans acquired with deteriorated credit quality	1,502	350	22	874	3	—	2,751
Total allowance for loan and lease losses	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687

June 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$16,397	$2,273	$—	$14,889	$14	$—	$33,573
Collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Loans acquired with deteriorated credit quality	162,621	129,737	4,860	15,347	521	—	313,086
Total loans and leases	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692

The Company increased the allowance for loan and lease losses by $4.0 million and $5.9 million for the three and six months ended June 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $2.0 million and $3.0 million for the three and six months ended June 30, 2018, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $629,000 and $740,000 for the three and six months ended June 30, 2019, respectively. The Company decreased the allowance for loans and lease losses for acquired impaired loans by $778,000 and $1.1 million for the three and six months ended June 30, 2018, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $1.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $193,000 and $930,000 for the three and six months ended June 30, 2018, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $1.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $2.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of June 30, 2019 and December 31, 2018, which excludes acquired impaired loans:

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$8,286	$11,436	$—
Residential real estate	2,688	2,742	—
Commercial and industrial	11,873	15,319	—
With an allowance recorded
Commercial real estate	10,421	11,024	2,775
Residential real estate	211	237	22
Commercial and industrial	12,405	13,407	6,489
Total impaired loans	$45,884	$54,165	$9,286

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$6,110	$7,693	$—
Residential real estate	1,886	1,858	—
Commercial and industrial	11,193	13,961	—
With an allowance recorded
Commercial real estate	5,873	6,313	2,191
Residential real estate	251	253	61
Commercial and industrial	10,601	11,153	4,397
Total impaired loans	$35,914	$41,231	$6,649

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the six months ended as follows:

June 30, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$8,094	$187
Residential real estate	1,785	27
Commercial and industrial	11,583	223
With an allowance recorded
Commercial real estate	6,793	155
Residential real estate	219	4
Commercial and industrial	12,043	247
Total impaired loans	$40,517	$843

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$10,013	$436
Residential real estate	1,959	25
Commercial and industrial	7,283	99
With an allowance recorded
Commercial real estate	4,587	183
Residential real estate	347	3
Commercial and industrial	8,784	233
Installment and other	14	979
Total impaired loans	$32,987	$1,958

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2019 and December 31, 2018:

June 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,036,018	$620,414	$217,408	$1,068,796	$12,565	$184,922	$3,140,123
Watch	87,111	32,703	30,320	152,953	38	28	303,153
Special Mention	16,837	3,581	—	48,567	—	2,295	71,280
Substandard	20,446	2,530	—	29,884	6	319	53,185
Doubtful	—	—	—	—	—	856	856
Loss	—	—	—	—	—	—	—
Total	$1,160,412	$659,228	$247,728	$1,300,200	$12,609	$188,420	$3,568,597

December 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,009,041	$553,665	$147,123	$962,291	$9,997	$188,314	$2,870,431
Watch	76,276	29,522	31,376	112,996	3,302	80	253,552
Special Mention	17,602	5,656	3,071	34,314	—	1,794	62,437
Substandard	11,880	2,125	—	22,579	15	818	37,417
Doubtful	—	—	—	—	—	247	247
Loss	—	—	—	—	—	—	—
Total	$1,114,799	$590,968	$181,570	$1,132,180	$13,314	$191,253	$3,224,084

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2019 and December 31, 2018:

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$4,261	$3,665	$996	$12,220	$21,142	$1,139,270	$1,160,412
Residential real estate	1,311	—	—	2,335	3,646	655,582	659,228
Construction, land development, and other land	—	—	—	—	—	247,728	247,728
Commercial and industrial	4,387	1,943	—	18,610	24,940	1,275,260	1,300,200
Installment and other	88	50	—	6	144	12,465	12,609
Lease financing receivables	845	319	—	856	2,020	186,400	188,420
Total	$10,892	$5,977	$996	$34,027	$51,892	$3,516,705	$3,568,597

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$6,659	$2,145	$—	$9,484	$18,288	$1,096,511	$1,114,799
Residential real estate	4,488	711	—	1,815	7,014	583,954	590,968
Construction, land development, and other land	—	—	—	—	—	181,570	181,570
Commercial and industrial	5,829	1,376	—	13,932	21,137	1,111,043	1,132,180
Installment and other	1,932	4	—	12	1,948	11,366	13,314
Lease financing receivables	789	530	—	591	1,910	189,343	191,253
Total	$19,697	$4,766	$—	$25,834	$50,297	$3,173,787	$3,224,084

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of June 30, 2019 and December 31, 2018:

June 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	3	$1,105	$1,105	$—	$198
Commercial and industrial	2	214	214	—	126
Residential real estate	2	210	210	—	—
Total accruing	7	1,529	1,529	—	324
Non-accruing:
Commercial real estate	10	3,465	2,970	495	253
Commercial and industrial	8	6,735	4,864	1,871	1,278
Total non-accruing	18	10,200	7,834	2,366	1,531
Total troubled debt restructurings	25	$11,729	$9,363	$2,366	$1,855

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,508	$1,508	$—	$113
Commercial and industrial	2	191	191	—	100
Residential real estate	1	114	114	—	—
Total accruing	7	1,813	1,813	—	213
Non-accruing:
Commercial real estate	9	2,512	2,471	41	743
Commercial and industrial	6	6,714	4,843	1,871	1,290
Total non-accruing	15	9,226	7,314	1,912	2,033
Total troubled debt restructurings	22	$11,039	$9,127	$1,912	$2,246

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at June 30, 2019 and December 31, 2018.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Accruing:
Beginning balance	$1,921	$1,037	$1,813	$1,061
Additions	—	37	113	37
Net payments	(44)	(24)	(49)	(48)
Net transfers from (to) non-accrual	(348)	188	(348)	188
Ending balance	1,529	1,238	1,529	1,238
Non-accruing:
Beginning balance	7,119	1,093	7,314	1,569
Additions	1,182	5,332	1,428	5,332
Net payments	(815)	(461)	(726)	(793)
Charge-offs	—	—	(530)	(144)
Net transfers from (to) accrual	348	(188)	348	(188)
Ending balance	7,834	5,776	7,834	5,776
Total troubled debt restructurings	9,363	7,014	9,363	7,014

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2019 and 2018 had a recorded investment of $348,000 and $340,000, respectively.

At June 30, 2019 and December 31, 2018, the reserve for unfunded commitments was $1.3 million and $1.2 million, respectively. During the three and six months ended June 30, 2019, the provision for unfunded commitments was $183,000 and $28,000, respectively. During the three and six months ended June 30, 2018, the credit to and provision for unfunded commitments was $29,000 and $84,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$19,534	$21,615	$19,693	$21,400
Additions, net	1,449	2,046	2,551	4,148
Changes in fair value	(1,223)	(2,074)	(2,484)	(3,961)
Ending balance	$19,760	$21,587	$19,760	$21,587

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Loan portfolios serviced for:
SBA guaranteed loans	$1,174,929	$1,151,915
USDA guaranteed loans	106,758	106,184
Total	$1,281,687	$1,258,099

Loan servicing revenue totaled $2.6 and $2.5 million for the three months ended June 30, 2019 and 2018, respectively. Loan servicing revenue totaled $5.2 and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in downward valuations of $1.2 and $2.1 million for the three months ended June 30, 2019 and 2018, respectively. Loan servicing asset revaluation resulted in downward valuations of $2.5 and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$4,799	$10,466	$5,314	$10,626
Acquisitions of OREO through business combination	2,201	—	2,201	—
Net additions to OREO	1,846	176	2,076	1,220
Proceeds from sales of OREO	(703)	(3,859)	(1,331)	(5,122)
Gains (losses) on sales of OREO	6	(249)	(27)	(109)
Valuation adjustments	(79)	(132)	(163)	(213)
Ending balance	$8,070	$6,402	$8,070	$6,402

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2019 and December 31, 2018, the balance of real estate owned included $649,000 and $838,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $1.9 million and $2.3 million, respectively.

Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $183,000 for the six months ended June 30, 2019. There were no internally financed sales of OREO for the three months ended June 30, 2019. Proceeds from internally financed sales of OREO were $444,000 for the three and six months ended June 30, 2018.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$128,177	$30,360	$3,059	$54,562	$16,720	$—
Additions	17,461	6,220	—	72,974	19,060	3,216
Amortization	—	(3,598)	(133)	—	(1,863)	(22)
Ending balance	$145,638	$32,982	$2,926	$127,536	$33,917	$3,194
Accumulated amortization	N/A	$22,484	$290	N/A	$15,329	22
Weighted average remaining amortization period	N/A	7.0 Years	10.9 Years	N/A	7.4 Years	11.9 Years

	Three Months Ended June 30,
	2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$128,177	$28,654	$2,992	$54,562	$15,959	$—
Additions	17,461	$6,220	—	72,974	19,060	3,216
Amortization	—	(1,892)	(66)	—	(1,102)	(22)
Ending balance	$145,638	$32,982	$2,926	$127,536	$33,917	$3,194
Accumulated amortization	N/A	$22,484	$290	N/A	$15,329	22
Weighted average remaining amortization period	N/A	7.0 Years	10.9 Years	N/A	7.4 Years	11.9 Years

The Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the Oak Park River Forest and First Evanston acquisitions. Please refer to Note 3—Acquisitions for further details.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible, customer relationship intangible, and other intangible assets recognized at June 30, 2019:

Estimated Amortization
2019	$4,006
2020	7,571
2021	6,997
2022	6,426
2023	4,370
Thereafter	6,538
Total	$35,908

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the six months ended June 30, 2019 and 2018 was 27.7% and 20.0%, respectively. The Company recorded discrete income tax benefit of $65,000 and $211,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2019 and 2018, respectively. The current effective tax rate reflects the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded an additional discrete income tax benefit of $724,000 during the first quarter of 2018. This adjustment includes the impact of the federal income tax rate decrease due to the Tax Act (enacted on December 22, 2017) on our net deferred tax assets.

Net deferred tax assets increased to $35.7 million at June 30, 2019 compared to $35.6 million at December 31, 2018. The net increase in the total net deferred tax assets recorded as of June 30, 2019 was a result of $4.9 million in net deferred tax assets related to the acquisition of Oak Park River Forest, offset by a decrease in net deferred tax assets related to unrealized losses on available-for-sale securities and utilization of operating loss carryforwards during the period.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Non-interest-bearing demand deposits	$1,240,375	$1,192,873
Interest-bearing checking accounts	345,081	296,339
Money market demand accounts	728,954	640,401
Other savings	480,756	476,418
Time deposits (below $250,000)	980,162	911,603
Time deposits ($250,000 and above)	284,915	232,282
Total deposits	$4,060,243	$3,749,916

Time deposits of $250,000 or more included $70.0 million and $50.0 million of brokered deposits at June 30, 2019 and December 31, 2018, respectively.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Federal Home Loan Bank advances	$500,000	$425,000
Weighted average cost	2.42%	2.56%

At June 30, 2019, fixed-rate advances totaled $500.0 million with interest rates ranging from 2.40% to 2.45% and maturities ranging from July 2019 to September 2019. The Company’s advances from the FHLB are collateralized by residential real estate loan, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. At June 30, 2019 and December 31, 2018, the Bank has additional borrowing capacity from the FHLB of $1.2 billion and $1.3 billion, respectively, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedging Activities for additional information.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$32,885	$34,166
Line of credit	—	—
Total	$32,885	$34,166

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 11, 2018 and carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) plus 250 basis points or the Prime Rate minus 25 basis points, based on the Company’s election. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016 and execution of a Negative Pledge Agreement dated October 11, 2018. The amended revolving line of credit bears interest at either the LIBOR plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 50 basis points. At June 30, 2019 and December 31, 2018, the line of credit had no outstanding balance, therefore an interest rate option has not been selected.

On April 30, 2019, the Company drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. The Company repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Federal Reserve Bank of Chicago discount window line	$278,816	$293,613
Available federal funds lines	105,000	55,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 14—Junior Subordinated Debentures

At June 30, 2019 and December 31, 2018, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2019	Aggregate Principal Amount December 31, 2018	Stated Maturity	Contractual Rate at June 30, 2019	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	5.20%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	4.19%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	46,500
Discount	(9,441)	(9,732)
Total liability, at carrying value	$37,059	$36,768

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (5.20% and 5.58% at June 30, 2019 and December 31, 2018, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $73,000 and $84,000 as of June 30, 2019 and December 31, 2018, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at June 30, 2019 and December 31, 2018), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of June 30, 2019 or December 31, 2018.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisitions for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (4.19% and 4.57% at June 30, 2019 and December 31, 2018, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $18,000 and $21,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The minimum annual rental commitments for operating leases subsequent to June 30, 2019, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2019	$2,173
2020	4,042
2021	3,589
2022	2,017
2023	1,077
Thereafter	3,156
Total	$16,054

The Company’s rental expenses for the six months ended June 30, 2019 and 2018 were $2.8 million. Rental expenses for the three months ended June 30, 2019 and 2018 were $1.5 million and $1.6 million, respectively. During the six months ended June 30, 2019 and 2018, the Company received $370,000 and $346,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended June 30, 2019 and 2018 was $190,000 and $175,000, respectively. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.5 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion. As of June 30, 2019, there was no remaining contract termination balance.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$62,653	$942,348	$1,005,001	$74,099	$928,991	$1,003,090
Letters of credit	3,607	35,519	39,126	1,982	34,071	36,053
Total	$66,260	$977,867	$1,044,127	$76,081	$963,062	$1,039,143

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.48% to 15.00% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 3.00% to 10.00% and maturities up to 2048.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2019 and 2018, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
June 30, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$45,830	$45,830	$—	$—
U.S. Government agencies	177,706	—	177,706	—
Obligations of states, municipalities, and political subdivisions	89,918	—	89,723	195
Mortgage-backed securities; residential
Agency	352,411	—	352,411	—
Non-Agency	94,490	—	94,490	—
Mortgage-backed securities; commercial
Agency	123,394	—	123,394	—
Non-Agency	31,369	—	31,369	—
Corporate securities	38,899	—	38,899	—
Other securities	15,012	—	15,012	—
Equity and other securities, at fair value
Mutual funds	2,924	2,924	—	—
Equity securities	4,738	—	4,043	695
Servicing assets	19,760	—	—	19,760
Derivative assets	9,168	—	9,168	—
Financial liabilities
Derivative liabilities	9,607	—	9,607	—

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

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2019 and 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2019	2018	2019	2018
	Investment Securities		Servicing Assets
Balance, beginning of period	$886	$1,052	$19,693	$21,400
Acquired assets at fair value	—	314	—	—
Additions, net	—	—	2,551	4,148
Amortization	3	3	—	—
Change in unrealized gain	1	11	—	—
Change in fair value	—	—	(2,484)	(3,961)
Balance, end of period	$890	$1,380	$19,760	$21,587

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2019:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.4%	2.4%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—5.4%	5.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.8%—20.0%	12.9%	Decrease
		Discount rate	6.4%—23.4%	13.5%	Decrease
		Expected weighted average loan life	0.1—10.0 years	4.7 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
June 30, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$15,932	$—	$—	$15,932
Residential real estate	2,877	—	—	2,877
Commercial and industrial	17,789	—	—	17,789
Assets held for sale	16,329	—	—	16,329
Other real estate owned	8,070	—	—	8,070

		Fair Value Measurements Using
December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$9,792	$—	$—	$9,792
Residential real estate	2,076	—	—	2,076
Commercial and industrial	17,397	—	—	17,397
Assets held for sale	14,489	—	—	14,489
Other real estate owned	5,314	—	—	5,314

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2019 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2019		2018
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$57,513	$57,513	$30,190	$30,190
Interest bearing deposits with other banks	2	31,802	31,802	91,670	91,670
Securities held-to-maturity	2	4,421	4,488	99,266	97,739
Other restricted stock	2	22,937	22,937	19,202	19,202
Loans held for sale	3	18,473	20,625	19,827	21,654
Loans and lease receivables, net (less impaired loans at fair value(1)	3	3,795,418	3,702,441	3,447,160	3,407,652
Accrued interest receivable	3	12,913	12,913	10,863	10,863
Financial liabilities
Non-interest-bearing deposits	2	1,240,375	1,240,375	1,192,873	1,192,873
Interest-bearing deposits	2	2,819,868	2,828,014	2,557,043	2,554,329
Accrued interest payable	2	4,522	4,522	3,484	3,484
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	500,000	500,000	425,000	425,000
Securities sold under repurchase agreement	2	32,885	32,885	34,166	34,166
Junior subordinated debentures	3	37,059	42,310	36,768	42,351

(1)

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and lease receivables, net (less impaired loans at fair value) as of June 30, 2019 was measured using an exit price notion. The fair value as of December 31, 2018 was measured using an entry price notion.

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$250,000	$1,456	$1,316	$250,000	$6,699	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	286,798	7,712	8,280	294,545	4,041	4,237
Other credit derivatives	4,262	—	11	4,424	—	6
Total derivatives	$541,060	$9,168	$9,607	$548,969	$10,740	$4,243

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of June 30, 2019 and December 31, 2018. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions.

Interest recorded on these swap transactions reduced FHLB interest expense by $574,000 and $374,000 during the three months ended June 30, 2019 and 2018, respectively, and is reported as a component of interest expense on FHLB advances. Interest recorded on these swap transactions reduced FHLB interest expense by $1.3 million and $435,000 during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company estimates $767,000 of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of June 30, 2019:

Notional amounts	$250,000
Derivative assets fair value	1,456
Derivative liabilities fair value	—
Weighted average pay rates	1.67%
Weighted average receive rates	2.61%
Weighted average maturity	2.7 years

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2019			June 30, 2018
	Amount of Loss Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$(5,234)	$1,280	$—	$5,632	$435	$—

Other interest rate derivatives—The total combined notional amount was $286.8 million as of June 30, 2019 with maturities ranging from April 2020 to January 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2019 and 2018, there were $392,000 and $946,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2019 and 2018, there were $717,000 and $946,000 of transaction fees, respectively, related to these derivative instruments.

The following table reflects other interest rate derivatives as of June 30, 2019:

Notional amounts	$286,798
Derivative assets fair value	7,712
Derivative liabilities fair value	8,280
Weighted average pay rates	4.74%
Weighted average receive rates	4.56%
Weighted average maturity	7.0 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Other credit derivatives—The total notional amount was $4.3 million and $4.4 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivatives resulted in a decrease to other non-interest income during the three months ended June 30, 2019 of $3,000, and an increase to other non-interest income during the three months ended June 30, 2018 of $1,000. There were no transaction fees included in non-interest income related to these derivative instruments during the three months ended June 30, 2019 and 2018. The CVA related to the other credit derivatives resulted in a decrease to other non-interest income during the six months ended June 30, 2019 and 2018 of $4,000 and $2,000, respectively. There were no transaction fees included in non-interest income related to these derivative instruments during the six months ended June 30, 2019, and there were $26,000 of transaction fees during the six months ended June 30, 2018.

The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three months ended June 30, 2019 and 2018, the CVA resulted in a decrease to non-interest income of $221,000 and $65,000, respectively. During the six months ended June 30, 2019 and 2018, the CVA resulted in a decrease to non-interest income of $372,000 and $38,000, respectively.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2019		December 31, 2018
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$9,168	$9,607	$10,740	$4,243
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$9,168	$9,607	$10,740	$4,243
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,478)	(1,478)	(2,823)	(2,823)
Collateral posted	(7,690)	(8,129)	(7,917)	(1,317)
Net credit exposure	$—	$—	$—	$103

For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2019, there were 1,222,576 shares available for future grants under the Omnibus Plan.

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

During 2019, the Company granted 141,207 shares of restricted common stock, par value $0.01 per share. Of this total, 98,574 restricted shares will vest ratably over four years on each anniversary of the grant date, 20,975 restricted shares will vest ratably over three years on each anniversary of the grant date, and 683 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment.

In addition, 20,975 performance-based restricted shares were included in the 2019 grants. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2021, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table discloses the changes in restricted shares for the six months ended June 30, 2019:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2019	196,480	$21.66
Granted	141,207	19.09
Vested	(35,889)	22.07
Forfeited	(13,238)	20.33
Ending balance outstanding at June 30, 2019	288,560	$20.41

A total of 35,889 restricted shares vested during the six months ended June 30, 2019. The fair value of restricted shares that vested during the six months ended June 30, 2019 was $673,000. A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Total share-based compensation - restricted stock	$807	$326
Income tax benefit	225	91
Unrecognized compensation expense	4,829	3,691
Weighted-average amortization period remaining	3.0 years	3.3 years

The fair value of the unvested restricted stock awards at June 30, 2019 was $4.8 million.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,452,072 shares remain outstanding under the BYB Plan at June 30, 2019.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2019:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	1,598,872	$11.84	$7,713	6.6
Exercised	(86,000)	16.25	$245
Forfeited	(60,800)	16.25
Ending balance outstanding at June 30, 2019	1,452,072	$11.39	$11,225	6.0
Exercisable at June 30, 2019	1,414,572	$11.26	$11,118	6.0

A total of 86,000 stock options were exercised during the six months ended June 30, 2019. During the six months ended June 30, 2019, proceeds from the exercise of stock options were $1.4 million and related tax benefit was $68,000. A total of 148,748 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $1.7 million and related tax benefit was $449,000. No stock options vested during the six months ended June 30, 2019.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Total share-based compensation (benefit) - stock options	$(133)	$450
Income tax benefit (expense)	(37)	125
Unrecognized compensation expense - stock options	35	271
Weighted-average amortization period remaining	0.7 years	1.3 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2019:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	624,383	$11.31	$3,339	5.2
Granted	—
Expired	—
Exercised	(80,710)	11.24	$673
Forfeited	—
Ending balance outstanding at June 30, 2019	543,673	$11.32	$4,239	4.8
Exercisable at June 30, 2019	543,673	$11.32	$4,239	4.8

A total of 80,710 stock options were exercised during the six months ended June 30, 2019. During the six months ended June 30, 2019, proceeds from the exercise of stock options were $907,000 and related tax benefit was $187,000. A total of 56,404 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $601,000 and related tax benefit was $168,000.

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

On April 30, 2019, the Company completed the acquisition of Oak Park River Forest. On May 15, 2019, the Company made a cash payment of $4.2 million for 35,870 outstanding Oak Park River Forest options to participants who elected to receive a cash payment in lieu of converting the options to the Omnibus plan.

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,995,745 and 2,364,057 shares of common stock were outstanding as of June 30, 2019 and 2018, respectively. There were 288,560 and 194,455 restricted stock awards outstanding at June 30, 2019 and 2018, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$13,211	$2,768	$25,808	$9,536
Less: Dividends on preferred shares	195	198	391	391
Net income available to common stockholders	$13,016	$2,570	$25,417	$9,145
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,263,352	31,614,973	36,719,436	30,459,495
Incremental shares	684,654	953,423	725,971	988,825
Weighted-average common stock outstanding (dilutive)	37,948,006	32,568,396	37,445,407	31,448,320
Basic earnings per common share	$0.35	$0.08	$0.69	$0.30
Diluted earnings per common share	$0.34	$0.08	$0.68	$0.29

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,115,219	36,343,239
Shares outstanding	38,115,219	36,343,239

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

For the three months ended June 30, 2019, the Company declared and paid dividends on the Series B preferred stock of $195,000, compared to $198,000 for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the Company declared and paid dividends on the Series B preferred stock of $391,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	3,750	(8,235)	(4,485)
Balance, June 30, 2018	$7,350	$(17,685)	$(10,335)

Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Adoption of ASU 2016-01	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(4,699)	14,289	9,590
Balance, June 30, 2019	$64	$(1,412)	$(1,348)

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended June 30, 2019. Following our acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of June 30, 2019, we had consolidated total assets of $5.4 billion, total gross loans and leases outstanding of $3.9 billion, total deposits of $4.1 billion, and total stockholders’ equity of $717.7 million.

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

Oak Park River Forest Acquisition

On April 30, 2019, we completed the acquisition of Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, under the terms of a definitive merger agreement. As a result of the merger, we acquired Oak Park River Forest through the merger of Oak Park River Forest with and into us, followed immediately by the merger of Community Bank of Oak Park River Forest with and into Byline Bank. As of the acquisition date, Oak Park River Forest had $329.8 million in assets, including $30.5 million of securities, $274.7 million of loans, and $290.2 million of deposits.

At the effective time of the merger, each share of Oak Park River Forest’s common stock was converted into the right to receive: (1) 7.9321 shares of Byline’s common stock, and (2) an amount in cash equal to $6.2 million divided by the number of outstanding shares of Oak Park River Forest common stock as of the closing date, with cash paid in lieu of fractional shares. Options to acquire Oak Park River Forest common stock that were outstanding at the Effective Time were paid in cash based on elections made by option holders, resulting in an aggregate stock options transaction value of $4.2 million. In the aggregate, Byline paid $6.2 million in cash and issued 1,464,558 shares of its common stock in respect of the outstanding shares of Oak Park River Forest common stock. The value of the total merger consideration at closing was approximately $35.5 million before issuance costs of $429,000.

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, which occurred in June 2013, our branch network has been reduced from 88 to 61, including eight branches added through the First Evanston acquisition and three branches added through the Oak Park River Forest acquisition. During 2018 and the first half of 2019, we consolidated seven branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. We will continue to strategically evaluate our locations based on our growth and profitability standards.

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

These critical accounting policies and estimates include (i) acquisition‑related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including other-than-temporary-impairment losses, (vi) the valuation of real estate held for sale, and (vii) the valuation of or recognition of deferred tax assets and liabilities.

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

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2019, included in this report, for additional information.

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

See Note 18 of Byline’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2019, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Our second quarter 2019 results reflect growth in net interest income, primarily driven by the Oak Park River Forest acquisition, the First Evanston acquisition, and organic loan and lease growth. We successfully completed our acquisition of Oak Park River Forest on April 30, 2019, which we believe provides a strong core deposit base. Net interest margin increased to 4.51% for the second quarter of 2019, compared to 4.43% for the second quarter of 2018. The increase was primarily due to increased interest income due to an increase in earning assets as a result of the acquisitions, organic loan and lease growth, and increased loan accretion income. This was partially offset by increased interest expense due to the acquisitions and increased rates paid on time deposits. Our total revenues increased by $15.4 million, or 28.8%, compared to the second quarter of 2018, primarily driven by the acquired First Evanston and Oak Park River Forest loan portfolios, loan and lease originations, and increased loan and lease yields.

Selected Financial Data

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Summary of Operations
Net interest income	$54,448	$39,056	$104,533	$72,751
Provision for loan and lease losses	6,391	3,956	10,390	9,071
Non-interest income	14,183	14,211	26,171	25,334
Non-interest expense	43,954	45,479	84,633	77,093
Income before provision for income taxes	18,286	3,832	35,681	11,921
Provision for income taxes	5,075	1,064	9,873	2,385
Net income	13,211	2,768	25,808	9,536
Dividends on preferred shares	195	198	391	391
Income available to common stockholders	$13,016	$2,570	$25,417	$9,145
Earnings per Common Share
Basic earnings per common share	$0.35	$0.08	$0.69	$0.30
Diluted earnings per common share	$0.34	$0.08	$0.68	$0.29
Adjusted diluted earnings per share(2)(3)	$0.41	$0.32	$0.79	$0.52
Weighted-average common shares outstanding (basic)	37,263,352	31,614,973	36,719,436	30,459,495
Weighted-average common shares outstanding (diluted)	37,948,006	32,568,396	37,445,407	31,448,320
Common shares outstanding	38,115,219	36,218,955	38,115,219	36,218,955
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.51%	4.43%	4.47%	4.44%
Cost of deposits	0.92%	0.52%	0.90%	0.47%
Efficiency ratio(1)	61.19%	83.26%	61.90%	76.66%
Adjusted efficiency ratio(1)(2)(3)(5)	56.02%	63.28%	57.70%	65.69%
Non-interest expense to average assets	3.34%	4.72%	3.33%	4.30%
Adjusted non-interest expense to average assets(2)(3)	3.07%	3.62%	3.12%	3.70%
Return on average stockholders' equity	7.60%	2.14%	7.67%	3.93%
Adjusted return on average stockholders' equity(2)(3)(5)	9.16%	8.18%	8.90%	6.89%
Return on average assets	1.00%	0.29%	1.02%	0.53%
Adjusted return on average assets(2)(3)(5)	1.21%	1.10%	1.18%	0.93%
Non-interest income to total revenues(2)	20.67%	26.68%	20.02%	25.83%
Pre-tax pre-provision return on average assets(2)	1.88%	0.81%	1.81%	1.17%
Adjusted Pre-tax pre-provision return on average assets(2)	2.15%	1.91%	2.03%	1.77%
Return on average tangible common stockholders' equity(2)	11.32%	3.34%	11.35%	5.40%
Adjusted return on average tangible common stockholders' equity(2)(3)(5)	13.44%	11.05%	13.00%	9.09%
Non-interest-bearing deposits to total deposits	30.55%	32.73%	30.55%	32.73%
Loans and leases held for sale and loans and leases held for investment to total deposits	95.60%	92.03%	95.60%	92.03%
Deposits to total liabilities	86.88%	87.01%	86.88%	87.01%
Deposits per branch	$66,561	$61,778	$66,561	$61,778
Tangible book value per common share(2)	$13.79	$12.18	$13.79	$12.18
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	0.95%	0.81%	0.95%	0.81%
ALLL to total loans and leases held for investment, net before ALLL	0.81%	0.59%	0.81%	0.59%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.25%	0.29%	0.25%	0.50%
Acquisition accounting adjustments(4)	$37,109	$52,090	$37,109	$52,090
Capital Ratios
Common equity to total assets	13.12%	12.61%	13.12%	12.61%
Tangible common equity to tangible assets(2)	10.09%	9.51%	10.09%	9.51%
Leverage ratio	11.09%	10.57%	11.09%	10.57%
Common equity tier 1 capital ratio	11.65%	10.88%	11.65%	10.88%
Tier 1 capital ratio	12.96%	12.36%	12.96%	12.36%
Total capital ratio	13.71%	12.92%	13.71%	12.92%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(5)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates.

We reported consolidated net income of $13.2 million for the three months ended June 30, 2019, compared to net income of $2.8 million for the three months ended June 30, 2018, an increase of $10.4 million. The increase in net income was primarily attributable to a $15.4 million increase in net interest income and a $1.5 million decrease in non-interest expense, offset by a $4.0 million increase in provision for income taxes, a $2.4 million increase in provision for loan and lease losses, and a $28,000 decrease in non-interest income. The increase in net interest income during the three months ended June 30, 2019 was a primarily a result of the acquisitions and organic loan and lease growth, slightly offset by increases in interest-bearing deposits cost during the current period. The decrease in non-interest expense was primarily due to a decrease in data processing of $6.5 million due to expenses incurred related to the core system conversion, partially offset by an increase in salaries and employee benefits of $4.4 million due to organizational growth as a result of the acquisitions. The increase in provision for income taxes was primarily driven by an increase in net income during the period. The increase in provision for loan and lease losses was primarily driven additional specific impairments on the unguaranteed balance of the U.S. government guaranteed loan portfolio and increases in the general reserves driven by loan and lease originations. The decrease in non-interest income was primarily driven by a decrease in net gains on sale of loans.

Net income available to common stockholders was $13.0 million or $0.35 per basic and $0.34 per diluted common share for the three months ended June 30, 2019, compared to $2.6 million or $0.08 per basic and diluted common share for the three months ended June 30, 2018. Dividends on preferred shares were $195,000 for the three months ended June 30, 2019 compared to $198,000 for the three months ended June 30, 2018.

Our annualized return on average assets was 1.00% for the three months ended June 30, 2019, compared to 0.29% for the three months ended June 30, 2018. Our annualized return on average stockholders’ equity was 7.60% for the three months ended June 30, 2019, compared to 2.14% for the three months ended June 30, 2018. Our efficiency ratio was 61.19% for the three months ended June 30, 2019, compared to 83.26% for the three months ended June 30, 2018.

We reported consolidated net income of $25.8 million for the six months ended June 30, 2019, compared to net income of $9.5 million for the six months ended June 30, 2018, an increase of $16.3 million. The increase in net income was primarily attributable to a $31.8 million increase in net interest income and an $837,000 increase in non-interest income, offset by a $7.5 million increase in non-interest expense, a $7.5 million increase in provision for income taxes, and a $1.3 million increase in provision for loan and lease losses. The increase in net interest income during the six months ended June 30, 2019 was primarily a result of the acquisitions and organic loan and lease growth. The increase in non-interest income was primarily driven by the acquisitions and a decreased downward loan servicing asset revaluation, partially offset by a decrease in net gains on sales of loans. The increase in non-interest expense was primarily due to additional costs associated with the acquisitions, primarily salaries and employee benefits, partially offset by a decrease in data processing of $5.7 million due to the core system conversion. The increase in provision for income taxes was primarily driven by an increase in net income during the period. The increase in provision for loan and lease losses was primarily driven by increases in the general reserves driven by loan and lease originations.

Net income available to common stockholders was $25.4 million or $0.69 per basic and $0.68 per diluted common share for the six months ended June 30, 2019, compared to $9.1 million or $0.30 per basic and $0.29 per diluted common share for the six months ended June 30, 2018. Dividends on preferred shares were $391,000 for the six months ended June 30, 2019 and 2018.

Our annualized return on average assets was 1.02% for the six months ended June 30, 2019, compared to 0.53% for the six months ended June 30, 2018. Our annualized return on average stockholders’ equity was 7.67% for the six months ended June 30, 2019, compared to 3.93% for the six months ended June 30, 2018. Our efficiency ratio was 61.90% for the six months ended June 30, 2019, compared to 76.66% for the six months ended June 30, 2018.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisitions of Ridgestone, First Evanston, and Oak Park River Forest, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2019, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 7.6% of our total loan portfolio, compared to 8.0% at December 31, 2018.

Changes in the market interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the discounts on our acquired loans, which will also affect our net interest spread, net interest margin and net interest income.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$35,346	$245	2.78%	$68,019	$199	1.17%
Loans and leases(1)	3,759,634	59,524	6.35%	2,638,757	39,627	6.02%
Taxable securities	975,693	6,563	2.70%	790,568	4,786	2.43%
Tax-exempt securities(2)	68,314	428	2.52%	36,749	229	2.50%
Total interest-earning assets	$4,838,987	$66,760	5.53%	$3,534,093	$44,841	5.09%
Allowance for loan and lease losses	(28,203)			(18,292)
All other assets	464,036			347,383
TOTAL ASSETS	$5,274,820			$3,863,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$333,725	$452	0.54%	$227,760	$124	0.22%
Money market accounts	695,986	1,790	1.03%	469,066	781	0.67%
Savings	477,775	118	0.10%	454,295	83	0.07%
Time deposits	1,278,488	6,946	2.18%	864,348	2,757	1.28%
Total interest-bearing deposits	2,785,974	9,306	1.34%	2,015,469	3,745	0.75%
Federal Home Loan Bank advances	426,446	2,174	2.04%	342,825	1,360	1.59%
Other borrowed funds	73,358	832	4.55%	57,644	680	4.73%
Total borrowings	499,804	3,006	2.41%	400,469	2,040	2.04%
Total interest-bearing liabilities	$3,285,778	$12,312	1.50%	$2,415,938	$5,785	0.96%
Non-interest-bearing demand deposits	1,254,173			891,175
Other liabilities	37,941			37,524
Total stockholders’ equity	696,928			518,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,274,820			$3,863,184
Net interest spread(3)			4.03%			4.13%
Net interest income		$54,448			$39,056
Net interest margin(4)			4.51%			4.43%

Net loan accretion impact on margin		$4,868	0.40%		$3,604	0.41%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

	Six Months Ended June 30,
	2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$50,969	$546	2.16%	$53,337	$281	1.06%
Loans and leases(1)	3,647,427	113,907	6.30%	2,458,019	73,281	6.01%
Taxable securities	951,048	12,646	2.68%	760,806	9,018	2.39%
Tax-exempt securities(2)	61,792	771	2.52%	32,140	403	2.53%
Total interest-earning assets	$4,711,236	$127,870	5.47%	$3,304,302	$82,983	5.06%
Allowance for loan and lease losses	(26,786)			(17,828)
All other assets	435,672			327,357
TOTAL ASSETS	$5,120,122			$3,613,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$313,499	$866	0.56%	$207,337	$162	0.16%
Money market accounts	654,723	3,249	1.00%	407,647	1,152	0.57%
Savings	474,509	257	0.11%	445,663	159	0.07%
Time deposits	1,237,182	13,010	2.12%	799,410	4,770	1.20%
Total interest-bearing deposits	2,679,913	17,382	1.31%	1,860,057	6,243	0.68%
Federal Home Loan Bank advances	429,890	4,273	2.00%	353,125	2,718	1.55%
Other borrowed funds	72,325	1,682	4.69%	57,061	1,271	4.49%
Total borrowings	502,215	5,955	2.39%	410,186	3,989	1.96%
Total interest-bearing liabilities	$3,182,128	$23,337	1.48%	$2,270,243	$10,232	0.91%
Non-interest-bearing demand deposits	1,220,266			817,908
Other liabilities	39,582			36,476
Total stockholders’ equity	678,146			489,204
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,120,122			$3,613,831
Net interest spread(3)			3.99%			4.15%
Net interest income		$104,533			$72,751
Net interest margin(4)			4.47%			4.44%

Net loan accretion impact on margin		$10,069	0.43%		$5,941	0.36%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

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

	Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(227)	$273	$46
Loans and leases(1)	17,726	2,171	19,897
Taxable securities	1,245	532	1,777
Tax-exempt securities	197	2	199
Total interest income	$18,941	$2,978	$21,919
Interest expense
Deposits
Interest checking	$146	$182	$328
Money market accounts	588	421	1,009
Savings	1	34	35
Time deposits	2,250	1,939	4,189
Total interest-bearing deposits	2,985	2,576	5,561
Federal Home Loan Bank advances	429	385	814
Other borrowed funds	178	(26)	152
Total borrowings	607	359	966
Total interest expense	$3,592	$2,935	$6,527
Net interest income	$15,349	$43	$15,392

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2019 was $54.4 million compared to $39.1 million during the same period in 2018, an increase of $15.4 million or 39.4%. Interest income increased $21.9 million for the three months ended June 30, 2019 compared to the same period in 2018, and was primarily a result of an increase in loans as a result of the acquisitions, organic loan and lease growth, an increase in average yield on loans and leases, and an increase in the securities portfolio. Interest expense increased by $6.5 million for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to deposits assumed as a result of the acquisitions, increased interest expense on interest-bearing deposits and FHLB advances resulting from higher market interest rates, and an increase in FHLB advances to fund organic growth.

	Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(25)	$290	$265
Loans and leases(1)	37,091	3,535	40,626
Taxable securities	2,534	1,094	3,628
Tax-exempt securities	370	(2)	368
Total interest income	$39,970	$4,917	$44,887
Interest expense
Deposits
Interest checking	$293	$411	$704
Money market accounts	1,228	869	2,097
Savings	10	88	98
Time deposits	4,593	3,647	8,240
Total interest-bearing deposits	6,124	5,015	11,139
Federal Home Loan Bank advances	767	788	1,555
Other borrowed funds	354	57	411
Total borrowings	1,121	845	1,966
Total interest expense	$7,245	$5,860	$13,105
Net interest income	$32,725	$(943)	$31,782

(1)	Includes loans and leases on non-accrual status.

Net interest income for the six months ended June 30, 2019 was $104.5 million compared to $72.8 million during the same period in 2018, an increase of $31.8 million or 43.7%. The increase in interest income of $44.9 million was primarily a result of an increase in loans as a result of the acquisitions, organic loan and lease growth, an increase in average yield on loans and leases, and an increase in the securities portfolio. Interest expense increased by $13.1 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to deposits assumed as a result of the acquisitions, increased interest expense on interest-bearing deposits and FHLB advances resulting from higher market interest rates, and increased FHLB advances to fund organic growth.

The net interest margin for the three months ended June 30, 2019 was 4.51%, an increase of eight basis points compared to 4.43% for the three months ended June 30, 2018. The net interest margin for the six months ended June 30, 2019 was 4.47%, an increase of three basis points compared to 4.44% for the six months ended June 30, 2018. The primary driver of the increases for the three and six month periods was increases in average loan and lease yields and loan accretion income resulting from the acquisitions and rising interest rates on variable rate loans, partially offset by increased average interest-bearing deposit yields resulting from rising interest rates. Net loan accretion income was $4.9 million for the three months ended June 30, 2019, compared to $3.6 million for the three months ended June 30, 2018. Net loan accretion income was $10.1 million for the six months ended June 30, 2019, compared to $5.9 million for the six months ended June 30, 2018. Total net loan accretion on acquired loans contributed 40 basis points to the net interest margin for the three months ended June 30, 2019, compared to 41 basis points for the three months ended June 30, 2018. Total net loan accretion on acquired loans contributed 43 basis points to the net interest margin for the six months ended June 30, 2019, compared to 36 basis points for the six months ended June 30, 2018.

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

Provisions for loan and lease losses were $6.4 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $2.4 million or 61.6%. Provisions for loan and lease losses were $10.4 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $1.3 million or 14.5%. These increases were mainly due to an increase to the general reserve driven by growth in the originated loan and lease portfolio and additional specific impairments on the unguaranteed balance of the U.S. government guaranteed portfolio. The ALLL as a percentage of loans and leases increased from 0.72% at December 31, 2018 to 0.81% at June 30, 2019.

Non-Interest Income

Non-interest income was $14.2 million for the three months ended June 30, 2019 and 2018. A decrease in net gains on sales of U.S. government guaranteed loans due to decreased sales volume during the quarter was largely offset by a reduction in loan servicing asset revaluation due to changes in fair value of the servicing asset as a result of changes to valuation assumptions, net gain on security sales during the quarter, and wealth management and trust income as a result of the First Evanston acquisition.

Non-interest income was $26.2 million for the six months ended June 30, 2019, compared to $25.3 million for the six months ended June 30, 2018, an increase of $837,000 or 3.3%. The increase was primarily due to a reduction in loan servicing asset revaluation due to changes in fair value of the servicing asset as a result of changes to valuation assumptions, security sales during the quarter, and wealth management and trust income as a result of the First Evanston acquisition. These increases were partially offset by a decrease in net gains on sales of U.S. government guaranteed loans due to decreased sales volume during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Fees and service charges on deposits	$1,441	$1,456	$3,211	$2,768
Loan servicing revenue	2,630	2,533	5,169	4,983
Loan servicing asset revaluation	(1,223)	(2,074)	(2,484)	(3,961)
ATM and interchange fees	945	850	1,662	1,763
Net gain on sales of securities available-for-sale	973	4	973	4
Change in fair value of equity securities, net	551	—	1,050	—
Net gains on sales of loans	7,472	9,723	13,705	17,199
Wealth management and trust income	626	192	1,221	192
Other non-interest income	768	1,527	1,664	2,386
Total non-interest income	$14,183	$14,211	$26,171	$25,334

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other charges. Fees and service charges on deposits were $1.4 million for the three months ended June 30, 2019, compared to $1.5 million for the three months ended June 30, 2018, a decrease of $15,000 or 1.0%. The variance was primarily attributable to lower fee income from business and consumer accounts. Fees and service charges on deposits were $3.2 million for the six months ended June 30, 2019, compared to $2.8 million for the six months ended June 30, 2018, an increase of $443,000 or 16.0%. The increase was primarily driven by additional deposit accounts from the acquisitions.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.6 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2019, compared to $2.5 million for the three months ended June 30, 2018, an increase of $97,000 or 3.8%. We generated $5.2 million in loan servicing revenue for the six months ended June 30, 2019, compared to $5.0 million for the six months ended June 30, 2018, an increase of $186,000 or 3.7%. The increases were primarily driven by an increase in total guaranteed loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the periods. At June 30, 2019 and December 31, 2018, the outstanding balances of guaranteed loans serviced were $1.3 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.2 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, a decrease of $851,000 or 41.0%. Loan servicing asset revaluation had a downward adjustment of $2.5 million for the six months ended June 30, 2019, compared to $4.0 million for the six months ended June 30, 2018, a decrease of $1.5 million or 37.3%. The reductions in loan servicing revaluation were primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including decreased prepayment speeds and discount rates.

ATM and interchange fees were $945,000 for the three months ended June 30, 2019, compared to $850,000 for the three months ended June 30, 2018, an increase of $95,000 or 11.2%. The increase was primarily driven by increased transactional account volume and higher interchange income. ATM and interchange fees were $1.7 million for the six months ended June 30, 2019, compared to $1.8 million for the six months ended June 30, 2018, a decrease of $101,000 or 5.7%. The decrease was primarily driven by lower interchange income.

Net gains on sales of securities were $973,000 during the three and six months ended June 30, 2019. Net gains on sales of securities were $4,000 for the three and six months ended June 30, 2018. The increase is a result of additional sales during the periods.

Change in fair value of equity securities, net, was $551,000 and $1.1 million for the three and six months ended June 30, 2019, respectively. Upon adoption of new accounting guidance as of January 1, 2019, changes in fair value of equity securities are recorded through net income rather than other comprehensive income. The income recorded during the periods is a result of an increase in the fair value of these securities.

Net gains on sales of loans were $7.5 million for the three months ended June 30, 2019, compared to $9.7 million for the three months ended June 30, 2018, a decrease of $2.3 million or 23.2%. We sold $75.2 million of U.S. government guaranteed loans during the three months ended June 30, 2019 compared to $95.0 million during the three months ended June 30, 2018. Net gains on sales of loans were $13.7 million for the six months ended June 30, 2019, compared to $17.2 million for the six months ended June 30, 2018, a decrease of $3.5 million or 20.3%. We sold $141.4 million of U.S. government guaranteed loans during the six months ended June 30, 2019, compared to $173.6 million during the six months ended June 30, 2018. The decreases in net gains on sales were primarily driven by reduced government guaranteed loan sales volume during the periods.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $626,000 for the three months ended June 30, 2019, compared to $192,000 for the three months ended June 30, 2018. Wealth management and trust income was $1.2 million for the six months ended June 30, 2019, compared to $192,000 for the six months ended June 30, 2018. Prior to the First Evanston acquisition during the second quarter of 2018, we did not record wealth management and trust income. Assets under management were $591.1 million and $610.9 million as of June 30, 2019 and 2018, respectively.

Other non-interest income was $768,000 for the three months ended June 30, 2019, compared to $1.5 million for the three months ended June 30, 2018, a decrease of $759,000 or 49.7%. The primary drivers of the decrease were a decrease in customer derivative products fee income of $773,000 due to the interest rate environment and a decrease in gains on sales of assets held for sale of $84,000.

Other non-interest income was $1.7 million for the six months ended June 30, 2019, compared to $2.4 million for the six months ended June 30, 2018, a decrease of $722,000 or 30.3%. The primary drivers of the decrease were a decrease in customer derivative products fee income of $654,000 due to the interest rate environment, and loss on sales of assets held for sale of $98,000 for the six months ended June 30, 2019, compared to a gain of $162,000 for the six months ended June 30, 2018.

Non-Interest Expense

Non-interest expense was $44.0 million for the three months ended June 30, 2019, compared to $45.5 million for the three months ended June 30, 2018, a decrease of $1.5 million or 3.4%. The decrease was primarily due to contract termination costs associated with our core system conversion incurred during the second quarter of 2018. Non-interest expense was $84.6 million for the six months ended June 30, 2019, compared to $77.1 million for the six months ended June 30, 2018, an increase of $7.5 million or 9.8%. The increase was primarily due to the additional expenses as a result of our acquisition related activity, including salary and employee benefits, other intangible asset amortization expense, and core system conversion completed in the first quarter of 2019.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	$23,652	$19,244	$46,544	$37,522
Occupancy expense, net	4,337	4,499	8,617	8,254
Equipment expense	732	558	1,401	1,161
Loan and lease related expenses	1,841	1,471	3,418	2,871
Legal, audit and other professional fees	2,981	4,418	5,047	6,269
Data processing	3,849	10,371	6,993	12,672
Net loss recognized on other real estate owned and other related expenses	252	472	448	471
Regulatory assessments	371	366	312	607
Other intangible assets amortization expense	1,959	1,130	3,732	1,897
Advertising and promotions	732	347	1,441	596
Telecommunications	537	466	1,001	884
Other non-interest expense	2,711	2,137	5,679	3,889
Total non-interest expense	$43,954	$45,479	$84,633	$77,093

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $23.7 million for the three months ended June 30, 2019, compared to $19.2 million for the three months ended June 30, 2018, an increase of $4.4 million or 22.9%. Salaries and employee benefits totaled $46.5 million for the six months ended June 30, 2019, compared to $37.5 million for the six months ended June 30, 2018, an increase of $9.0 million or 24.0%. The increases were primarily a result of the acquisitions. Our staffing increased from 950 full-time equivalent employees as of June 30, 2018 to 1,003 as of June 30, 2019.

Occupancy expense was $4.3 million for the three months ended June 30, 2019, compared to $4.5 million for the three months ended June 30, 2018, a decrease of $162,000 or 3.6%. The decrease was primarily a result of branch consolidations. Occupancy expense was $8.6 million for the six months ended June 30, 2019, compared to $8.3 million for the six months ended June 30, 2018, an increase of $363,000 or 4.4%. The increase was primarily a result of our larger branch network and seasonal weather fluctuations in the Chicagoland area, offset by the consolidation of seven branches and two other facilities.

Equipment expense was $732,000 for the three months ended June 30, 2019, compared to $558,000 for the three months ended June 30, 2018, an increase of $174,000 or 31.2%. Equipment expense was $1.4 million for the six months ended June 30, 2019, compared to $1.2 million for the six months ended June 30, 2018, an increase of $240,000 or 20.7%. The increases were primarily a result of increased depreciation expense related to increased investment in equipment and technology assets.

Loan and lease related expenses were $1.8 million for the three months ended June 30, 2019, compared to $1.5 million for the three months ended June 30, 2018, an increase of $370,000 or 25.2%. Loan and lease related expenses were $3.4 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended June 30, 2018, an increase of $547,000 or 19.1%. The increases were primarily driven by additional loans and leases from organic growth.
Legal, audit and other professional fees were $3.0 million for the three months ended June 30, 2019, compared to $4.4 million for the three months ended June 30, 2018, a decrease of $1.4 million or 32.5%. The decrease was primarily driven by higher legal and professional services incurred related to the First Evanston acquisition during the second quarter of 2018. Legal, audit and other professional fees were $5.0 million for the six months ended June 30, 2019, compared to $6.3 million for the six months ended June 30, 2018, a decrease of $1.2 million or 19.5%. The decrease was primarily driven by legal and advisory fees associated with the First Evanston acquisition, partially offset by fees associated with our core system conversion.

Data processing expense was $3.8 million for the three months ended June 30, 2019, compared to $10.4 million for the three months ended June 30, 2018, a decrease of $6.5 million or 62.9%. The decrease was primarily due to a contract termination expense and increased expenses in connection with our core system conversion during the second quarter of 2018. Data processing expense was $7.0 million for the six months ended June 30, 2019, compared to $12.7 million for the six months ended June 30, 2018, a decrease of $5.7 million or 44.8%. The decrease was primarily due to contract termination expenses during the second quarter of 2018 related to the completed core system conversion.

Net loss recognized on other real estate owned and other related expenses was $252,000 for the three months ended June 30, 2019, compared to $472,000 for the three months ended June 30, 2018, a decrease of $220,000, or 46.6%. This variance was primarily attributed to decreased losses on sales of other real estate owned assets during the period, partially offset by increased expenses due to higher real estate tax expenses resulting from refund income recognized in the prior period. Net loss recognized on other real estate owned and other related expenses was $448,000 for the six months ended June 30, 2019, compared to $471,000 for the six months ended June 30, 2018, a decrease of $23,000, or 4.9%. This variance was primarily attributed to decreased losses on sales of other real estate owned assets, decreased rental income, and decreased expenses due to lower inventory during the period.

Regulatory assessments were $371,000 for the three months ended June 30, 2019, compared to $366,000 for the three months ended June 30, 2018, an increase of $5,000 or 1.4%. The increase was primarily driven by our increased asset size. Regulatory assessments were $312,000 for the six months ended June 30, 2019, compared to $607,000 for the six months ended June 30, 2018, a decrease of $295,000 or 48.6%. The decrease was primarily driven by an FDIC credit applied during the first quarter of 2019.

Other intangible assets amortization expense was $2.0 million for the three months ended June 30, 2019, compared to $1.1 million for the three months ended June 30, 2018, an increase of $829,000 or 73.4%. Other intangible assets amortization expense was $3.7 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018, an increase of $1.8 million or 96.7%. The increases were attributed to additional core deposit intangible asset amortization resulting from the acquisitions and a customer relationship intangible asset amortization as a result of the First Evanston acquisition.

Advertising and promotions were $732,000 for the three months ended June 30, 2019, compared to $347,000 for the three months ended June 30, 2018, an increase of $385,000 or 111.0%. Advertising and promotions were $1.4 million for the six months ended June 30, 2019, compared to $596,000 for the six months ended June 30, 2018, an increase of $845,000 or 141.8%. The increases were primarily due to an increase in advertising attributable to deposit advertising campaigns and an increase in sponsorships.

Telecommunications expense was $537,000 for the three months ended June 30, 2019, compared to $466,000 for the three months ended June 30, 2018, an increase of $71,000 or 15.2%. Telecommunications expense was $1.0 million for the six months ended June 30, 2019, compared to $884,000 for the six months ended June 30, 2018, an increase of $117,000 or 13.2%. The increases were primarily a result of our larger branch network and integration expenses partially offset by cost savings initiatives.

Other non-interest expense was $2.7 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, an increase of $574,000 or 26.9%. The primary drivers of the increase were increases of $404,000 in ATM, debit card, and other losses, and $212,000 in provision for unfunded commitments due to an increase in our unfunded loan and lease commitments, partially offset by a decrease of $117,000 in impairment charges on assets held for sale.

Other non-interest expense was $5.7 million for the six months ended June 30, 2019, compared to $3.9 million for the six months ended June 30, 2018, an increase of $1.8 million or 46.0%. The primary drivers of the increase were increases of $713,000 in stationery, supplies and postage, $605,000 in ATM, debit card, and other losses, and $275,000 in impairment charges on assets held for sale.

Our efficiency ratio was 61.19% for the three months ended June 30, 2019, compared to 83.26% for the three months ended June 30, 2018. The improvement in our efficiency ratio for the three months ended June 30, 2019 is primarily attributable to the increase in our net interest income resulting from our acquisitions and organic loan and lease growth. Our efficiency ratio was 61.90% for the six months ended June 30, 2019, compared to 76.66% for the six months ended June 30, 2018. The improvement in our efficiency ratio for the six months ended June 30, 2019 is primarily attributable to the increase in our net interest income resulting from our acquisitions and organic loan and lease growth, partially offset by increased non-interest expense primarily driven by increased salary and employee benefit expenses and core system conversion expenses. Our adjusted efficiency ratio was 56.02% for the three months ended June 30, 2019, compared to 63.28% for the three months ended June 30, 2018. Our adjusted efficiency ratio was 57.70% for the six months ended June 30, 2019, compared to 65.69% for the six months ended June 30, 2018. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2019 totaled $5.1 million, compared to $1.1 million for the three months ended June 30, 2018. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period. Our effective tax rate was 27.8% for the three months ended June 30, 2019 and 2018. The Company recorded discrete income tax benefit related to the exercise of stock options and vesting of restricted stock of $17,000 and $3,000 for the three months ended June 30, 2019 and 2018, respectively.

Our provision for income taxes for the six months ended June 30, 2019 totaled $9.9 million, compared to $2.4 million for the six months ended June 30, 2018. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period. Our effective tax rate was 27.7% and 20.0% for the six months ended June 30, 2019 and 2018, respectively. We expect our effective tax rate for 2019 to be approximately 27% to 29%. The Company recorded discrete income tax benefit related to the exercise of stock options and vesting of restricted stock of $65,000 and $211,000 for the six months ended June 30, 2019 and 2018, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC Topic 740, Income Taxes (“ASC 740”), required us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal and state taxes. Among other things, the Tax Act reduced the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued during the period in which the new legislation was enacted. The Company recorded net income tax expense of $7.2 million during the fourth quarter of 2017 as a result of this change, and recorded an additional discrete income tax benefit of $760,000 during the first quarter of 2018.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $448.7 million, or 9.1%, to $5.4 billion at June 30, 2019, compared to $4.9 billion at December 31, 2018. The increase in total assets includes an increase of $361.5 million, or 10.3%, in loans and leases from $3.5 billion at December 31, 2018 to $3.9 billion at June 30, 2019. Our originated loan and lease portfolio increased by $346.5 million and our acquired loan and lease portfolio increased by $15.0 million. The increase in our originated portfolio is primarily attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans. The increase in our acquired portfolio is attributed to the Oak Park River Forest acquisition, partially offset by renewals reflected in originated loans.

Total liabilities increased by $381.7 million, or 8.9%, to $4.7 billion at June 30, 2019, compared to $4.3 billion at December 31, 2018. The increase is a result of an increase in total deposits of $310.3 million, or 8.3%, primarily attributed to the Oak Park River Forest acquisition, time deposit growth as a result of deposit promotions to seek to expand our retail customer base, and money market growth.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2019 or December 31, 2018. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $151.4 million, or 18.5%, from $817.7 million at December 31, 2018 to $969.0 million at June 30, 2019. The increase was primarily attributed to the adoption of the provisions of ASU No. 2017-12 during the year. Upon adoption, we elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale. Additionally, we acquired $30.3 million of available-for-sale securities upon the acquisition of Oak Park River Forest, and there were additional purchases of agency, mortgage-backed, corporate, and U.S. Treasury securities during the year.

At June 30, 2019, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $94.8 million, or 95.5%, from $99.3 million at December 31, 2018 to $4.4 million at June 30, 2019. This decrease was due to the adoption of ASU No. 2017-12 as discussed above and principal paydowns received during the year.

The fair value of our equity and other securities portfolio was $7.7 million at June 30, 2019. The Company adopted the provisions of ASU No 2016-01 on January 1, 2019, which require changes in the value of certain equity securities and mutual fund investments to be recognized in the Consolidated Statements of Operations. These securities were included with the available-for-sale portfolio as of December 31, 2018.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of June 30, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$45,348	$45,830	$52,775	$52,667
U.S. Government agencies	176,425	177,706	187,427	186,498
Obligations of states, municipalities, and political subdivisions	88,240	89,918	60,686	60,233
Residential mortgage-backed securities
Agency	354,480	352,411	284,038	272,963
Non-agency	94,471	94,490	84,998	83,621
Commercial mortgage-backed securities
Agency	123,639	123,394	93,543	90,434
Non-agency	31,302	31,369	31,458	30,458
Corporate securities	38,717	38,899	34,716	34,173
Other securities	15,012	15,012	4,613	6,609
Total	$967,634	$969,029	$834,254	$817,656

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,421	$4,488	$23,835	$23,665
Residential mortgage-backed securities
Agency	—	—	40,082	39,644
Non-agency	—	—	35,349	34,430
Total	$4,421	$4,488	$99,266	$97,739

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2019, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 83 investment securities with unrealized losses at June 30, 2019. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Equity and other securities, at fair value
Mutual funds	$—	0.00%	$—	0.00%	$—	0.00%	$2,924	2.65%
Equity securities	—	0.00%	—	0.00%	—	0.00%	4,738	1.54%
Total	$—	0.00%	$—	0.00%	$—	0.00%	$7,662	1.96%

	Maturity as of June 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,956	2.50%	$30,392	2.53%	$—	0.00%	$—	0.00%
U.S. government agencies	50,845	2.13%	70,796	2.39%	47,326	3.11%	7,458	3.15%
Obligations of states, municipalities, and political subdivisions	5,340	2.30%	29,458	2.36%	30,782	2.84%	22,660	3.06%
Residential mortgage-backed securities
Agency	—	0.00%	2,552	1.69%	33,377	1.99%	318,551	2.30%
Non-agency	—	0.00%	—	0.00%	—	0.00%	94,471	3.30%
Commercial mortgage-backed securities
Agency	—	0.00%	7,364	3.35%	14,360	2.84%	101,915	2.70%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,302	2.61%
Corporate securities	5,003	3.46%	13,200	3.21%	20,514	4.37%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	15,012	4.02%
Total	$76,144	2.30%	$153,762	2.52%	$146,359	2.95%	$591,369	2.63%

	Maturity as of June 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,808	2.45%	$613	2.75%	$—	0.00%
Total	$—	0.00%	$3,808	2.45%	$613	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,431	2.14%	$39,344	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	47,773	2.05%	90,978	2.39%	43,701	2.91%	4,975	2.78%
Obligations of states, municipalities, and political subdivisions	5,925	2.09%	24,655	2.40%	17,344	2.58%	12,762	3.16%
Residential mortgage-backed securities
Agency	—	0.00%	2,449	1.36%	34,565	1.94%	247,024	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	84,998	3.48%
Commercial mortgage-backed securities
Agency	—	0.00%	7,320	3.35%	16,382	3.02%	69,841	2.41%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,458	2.61%
Corporate securities	3,701	3.56%	17,044	3.21%	13,971	4.22%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,613	3.23%
Total	$70,830	2.15%	$181,790	2.47%	$125,963	2.76%	$455,671	2.53%

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$7,794	2.79%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	40,082	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	35,349	3.35%
Total	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$83,225	2.79%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $54.6 million at June 30, 2019, a decrease of $833,000 from December 31, 2018.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2019 or December 31, 2018.

Restricted Stock

As a member of the Federal Home Loan Bank system, our bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, our bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2019 and December 31, 2018, we held $22.9 million and $19.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2019 and December 31, 2018.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2019 and December 31, 2018 were $3.9 billion and $3.5 billion, respectively, an increase of $361.5 million, or 10.3%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The increase in the acquired loan and lease portfolio was driven by the Oak Park River Forest acquisition and renewals of acquired non-impaired loans that are reflected within originated loans, partially offset by payoffs and maturities.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$721,230	18.7%	$652,234	18.6%
Residential real estate	501,038	13.0%	466,309	13.3%
Construction, land development, and other land	196,656	5.1%	144,128	4.1%
Commercial and industrial	992,313	25.7%	803,508	22.9%
Installment and other	10,937	0.3%	11,718	0.3%
Leasing financing receivables	162,119	4.1%	159,901	4.6%
Total originated loans and leases	$2,584,293	66.9%	$2,237,798	63.8%
Acquired impaired loans
Commercial real estate	$151,127	3.9%	$146,808	4.2%
Residential real estate	118,534	3.1%	113,934	3.3%
Construction, land development, and other land	4,220	0.1%	3,779	0.1%
Commercial and industrial	20,370	0.5%	12,617	0.4%
Installment and other	300	0.0%	404	0.0%
Total acquired impaired loans	$294,551	7.6%	$277,542	8.0%
Acquired non-impaired loans and leases
Commercial real estate	$439,182	11.4%	$462,565	13.2%
Residential real estate	158,190	4.1%	124,659	3.6%
Construction, land development, and other land	51,072	1.3%	37,442	1.1%
Commercial and industrial	307,887	8.0%	328,672	9.4%
Installment and other	1,672	0.0%	1,596	0.0%
Leasing financing receivables	26,301	0.7%	31,352	0.9%
Total acquired non-impaired loans and leases	$984,304	25.5%	$986,286	28.2%
Total loans and leases	$3,863,148	100.0%	$3,501,626	100.0%
Allowance for loan and lease losses	(31,132)		(25,201)
Total loans and leases, net of allowance for loan and lease losses	$3,832,016		$3,476,425

Loans collateralized by real estate comprised 60.6% and 61.5% of the loan and lease portfolio at June 30, 2019 and December 31, 2018, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2019 and December 31, 2018 and totaled $1.3 billion, or 56.0%, of real estate loans and 34.0% of the total loan and lease portfolio at June 30, 2019. At December 31, 2018, commercial real estate loans totaled $1.3 billion and comprised 58.6% of real estate loans and 36.0% of the total loan and lease portfolio. Acquired impaired commercial real estate loans increased from $146.8 million as of December 31, 2018 to $151.1 million as of June 30, 2019, or 2.9%. At June 30, 2019 and December 31, 2018, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 327.5% and 331.2%, respectively. Non-owner occupied commercial real estate loans were $504.9 million and $502.1 million, or 87.0% and 95.0% of total capital, at June 30, 2019 and December 31, 2018, respectively.

Residential real estate loans totaled $777.8 million at June 30, 2019 compared to $704.9 million at December 31, 2018, an increase of $72.9 million or 10.3%. The residential real estate loan portfolio comprised 33.2% and 32.8% of real estate loans as of June 30, 2019 and December 31, 2018, respectively, and 20.1% of total loans and leases at June 30, 2019 and December 31, 2018. Acquired impaired residential real estate loans increased from $113.9 million at December 31, 2018 to $118.5 million at June 30, 2019, or 4.0%.

Construction, land development and other land loans totaled $251.9 million at June 30, 2019 compared to $185.3 million at December 31, 2018, an increase of $66.6 million or 35.9%. The construction, land development and other land loan portfolio comprised 10.8% and 8.6% of real estate loans at June 30, 2019 and December 31, 2018, respectively, and 6.5% and 5.3% of the total loan and lease portfolio at June 30, 2019 and December 31, 2018, respectively.

Commercial and industrial loans totaled $1.3 billion and $1.1 billion at June 30, 2019 and December 31, 2018, respectively, an increase of $175.8 million or 15.4% primarily due to organic growth and the acquisition. The commercial and industrial loan portfolio comprised 34.2% and 32.7% of the total loan and lease portfolio at June 30, 2019 and December 31, 2018, respectively.

Lease financing receivables comprised 4.9% and 5.5% of the loan and lease portfolio at June 30, 2019 and December 31, 2018, respectively. Total lease financing receivables were $188.4 million and $191.3 million at June 30, 2019 and December 31, 2018, respectively, a decrease of $2.8 million, or 1.5%, primarily due to payoffs during the period.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2019 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$46,090	$48,539	$225,672	$152,381	$59,671	$188,877	$721,230
Residential real estate	15,558	29,590	92,622	79,255	221,964	62,049	501,038
Construction, land development, and other land	1,501	37,421	26,828	118,100	633	12,173	196,656
Commercial and industrial	13,977	218,457	83,688	311,257	98,244	266,690	992,313
Installment and other	379	8,761	1,306	82	409	—	10,937
Leasing financing receivables	5,354	—	143,518	—	13,247	—	162,119
Total originated loans and leases	$82,859	$342,768	$573,634	$661,075	$394,168	$529,789	$2,584,293
Acquired impaired loans
Commercial real estate	$38,319	$1,600	$86,743	$8,287	$10,075	$6,103	$151,127
Residential real estate	28,210	2,158	56,728	5,370	19,335	6,733	118,534
Construction, land development, and other land	1,322	891	2,007	—	—	—	4,220
Commercial and industrial	2,131	8,458	6,113	335	2,293	1,040	20,370
Installment and other	1	—	83	—	216	—	300
Total acquired impaired loans	$69,983	$13,107	$151,674	$13,992	$31,919	$13,876	$294,551
Acquired non-impaired loans and leases
Commercial real estate	$63,521	$14,895	$209,912	$23,113	$21,489	$106,252	$439,182
Residential real estate	10,385	14,174	50,698	60,636	3,781	18,516	158,190
Construction, land development, and other land	226	17,575	4,508	22,168	6,595	—	51,072
Commercial and industrial	17,938	108,345	75,099	43,877	12,489	50,139	307,887
Installment and other	315	141	1,013	176	27	—	1,672
Leasing financing receivables	1,979	—	24,060	—	262	—	26,301
Total acquired non-impaired loans and leases	$94,364	$155,130	$365,290	$149,970	$44,643	$174,907	$984,304
Total loans and leases	$247,206	$511,005	$1,090,598	$825,037	$470,730	$718,572	$3,863,148

At June 30, 2019, 46.8% of the loan and lease portfolio bears interest at fixed rates and 53.2% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases, and (iii) acquired impaired loans with further credit deterioration after the acquisitions or our recapitalization.

Total ALLL was $31.1 million at June 30, 2019 compared to $25.2 million at December 31, 2018, an increase of $5.9 million, or 23.5%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected with originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio.

Total ALLL to total loans and leases held for investment, net before ALLL, was 0.81% and 0.72% of total loans and leases at June 30, 2019 and December 31, 2018, respectively. The increase was primarily driven by an increase in the general reserve resulting from originated loan and lease growth and an increase in specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio. We valued significant amounts of acquired loans at fair value at acquisition date as a result of our recapitalization, the Ridgestone acquisition, the First Evanston acquisition, and the Oak Park River Forest acquisition. As a result of marking these acquired loans to fair value, management believes that this reduces the need to reserve for these loans for a period after acquisition, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from our recapitalization, the Ridgestone acquisition, the First Evanston acquisition, and the Oak Park River Forest acquisition totaled $37.1 million and $34.0 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Provision (release) for acquired impaired loans	324	(100)	15	338	—	—	577
Provision (release) for acquired non-impaired loans and leases	1,188	8	22	1,042	1	(63)	2,198
Provision for originated loans	1,183	30	118	1,940	7	338	3,616
Total provision (release)	$2,695	$(62)	$155	$3,320	$8	$275	$6,391
Charge-offs for acquired impaired loans	(110)	—	—	(450)	—	—	(560)
Charge-offs for acquired non-impaired loans and leases	(400)	—	—	(1,243)	—	—	(1,643)
Charge-offs for originated loans and leases	(308)	(9)	—	(134)	(4)	(622)	(1,077)
Total charge-offs	$(818)	$(9)	$—	$(1,827)	$(4)	$(622)	$(3,280)
Recoveries for acquired impaired loans	396	270	—	—	—	—	666
Recoveries for acquired non-impaired loans and leases	1	1	—	—	—	16	18
Recoveries for originated loans and leases	—	1	—	3	—	227	231
Total recoveries	$397	$272	$—	$3	$—	$243	$915
Less: Net charge-offs (recoveries)	421	(263)	—	1,824	4	379	2,365
Acquired impaired loans	1,726	590	15	1,142	2	—	3,475
Acquired non-impaired loans and leases	2,241	16	22	3,068	1	300	5,648
Originated loans and leases	4,967	1,565	654	12,916	64	1,843	22,009
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending ALLL balance
Acquired impaired loans	$1,726	$590	$15	$1,142	$2	$—	$3,475
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,775	22	—	6,489	—	—	9,286
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Loans and leases ending balance
Acquired impaired loans	$151,127	$118,534	$4,220	$20,370	$300	$—	$294,551
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	18,707	2,899	—	24,278	—	—	45,884
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Total loans and leases at June 30, 2019, gross	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148
Ratio of net charge-offs (recoveries) to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	(0.03)%	(0.03)%	0.00%	0.05%	0.00%	0.00%	(0.01)%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.13%	0.00%	0.00%	0.17%
Originated loans and leases	0.04%	0.00%	0.00%	0.01%	0.00%	0.04%	0.09%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.91%	3.07%	0.11%	0.52%	0.01%	0.00%	7.62%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.48%	0.08%	0.00%	0.63%	0.00%	0.00%	1.19%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.55%	16.99%	6.41%	33.03%	0.33%	4.88%	91.19%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	194	(47)	15	681	—	—	843
Provision (release) for acquired non-impaired loans and leases	1,549	(95)	5	1,132	1	(222)	2,370
Provision for originated loans	1,394	298	205	4,539	21	720	7,177
Total provision	$3,137	$156	$225	$6,352	$22	$498	$10,390
Charge-offs for acquired impaired loans	(110)	—	—	(666)	—	—	(776)
Charge-offs for acquired non-impaired loans and leases	(1,751)	—	—	(1,379)	—	—	(3,130)
Charge-offs for originated loans and leases	(308)	(9)	—	(134)	(4)	(1,267)	(1,722)
Total charge-offs	$(2,169)	$(9)	$—	$(2,179)	$(4)	$(1,267)	$(5,628)
Recoveries for acquired impaired loans	398	270	—	4	—	—	672
Recoveries for acquired non-impaired loans and leases	28	2	—	20	—	118	168
Recoveries for originated loans and leases	—	1	—	(3)	—	331	329
Total recoveries	$426	$273	$—	$21	$—	$449	$1,169
Less: Net charge-offs (recoveries)	1,743	(264)	—	2,158	4	818	4,459
Acquired impaired loans	1,726	590	15	1,142	2	—	3,475
Acquired non-impaired loans and leases	2,241	16	22	3,068	1	300	5,648
Originated loans and leases	4,967	1,565	654	12,916	64	1,843	22,009
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending ALLL balance
Acquired impaired loans	$1,726	$590	$15	$1,142	$2	$—	$3,475
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,775	22	—	6,489	—	—	9,286
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Loans and leases ending balance
Acquired impaired loans	$151,127	$118,534	$4,220	$20,370	$300	$—	$294,551
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	18,707	2,899	—	24,278	—	—	45,884
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Total loans and leases at June 30, 2019, gross	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148
Ratio of net charge-offs (recoveries) to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	(0.02)%	(0.01)%	0.00%	0.04%	0.00%	0.00%	0.01%
Acquired non-impaired loans and leases	0.09%	0.00%	0.00%	0.08%	0.00%	(0.01)%	0.16%
Originated loans and leases	0.02%	0.00%	0.00%	0.01%	0.00%	0.05%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.91%	3.07%	0.11%	0.52%	0.01%	0.00%	7.62%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.48%	0.08%	0.00%	0.63%	0.00%	0.00%	1.19%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.55%	16.99%	6.41%	33.03%	0.33%	4.88%	91.19%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2018	$5,319	$1,564	$201	$7,763	$61	$2,732	$17,640
Provision (release) for acquired impaired loans	(259)	(25)	(2)	(242)	(1)	—	(529)
Provision (release) for acquired non-impaired loans and leases	672	(17)	—	1,055	—	66	1,776
Provision for originated loans	924	126	132	1,143	2	382	2,709
Total provision	$1,337	$84	$130	$1,956	$1	$448	$3,956
Charge-offs for acquired impaired loans	(159)	—	—	(58)	(32)	—	(249)
Charge-offs for acquired non-impaired loans and leases	—	—	—	(1,167)	—	(126)	(1,293)
Charge-offs for originated loans and leases	(43)	—	—	(371)	—	(429)	(843)
Total charge-offs	$(202)	$—	$—	$(1,596)	$(32)	$(555)	$(2,385)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	79	79
Recoveries for originated loans and leases	—	—	—	246	—	151	397
Total recoveries	$—	$—	$—	$246	$—	$230	$476
Less: Net charge-offs	202	0	—	1,350	32	325	1,909
Acquired impaired loans	1,502	350	22	874	3	—	2,751
Acquired non-impaired loans and leases	2,424	174	3	1,713	—	472	4,786
Originated loans and leases	2,527	1,124	307	5,782	27	2,383	12,150
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending ALLL balance
Acquired impaired loans	$1,502	$350	$22	$874	$3	$—	$2,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,199	127	—	2,555	14	—	4,895
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Loans and leases ending balance
Acquired impaired loans	$162,621	$129,737	$4,860	$15,347	$521	$—	$313,086
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	16,397	2,273	—	14,889	14	—	33,573
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Total loans and leases at June 30, 2018, gross	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.00%	0.00%	0.01%	0.01%	0.00%	0.05%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.21%	0.00%	0.01%	0.22%
Originated loans and leases	0.01%	0.00%	0.00%	0.02%	0.00%	0.05%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.86%	3.87%	0.15%	0.46%	0.02%	0.00%	9.35%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.07%	0.00%	0.44%	0.00%	0.00%	1.00%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.53%	16.95%	5.49%	29.73%	0.37%	5.58%	89.65%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	(33)	(83)	363	(343)	17	—	(79)
Provision for acquired non-impaired loans and leases	1,159	(17)	1	1,703	—	(67)	2,779
Provision for originated loans	1,144	110	164	4,020	4	929	6,371
Total provision	$2,270	$10	$528	$5,380	$21	$862	$9,071
Charge-offs for acquired impaired loans	(393)	—	(418)	(201)	(32)	—	(1,044)
Charge-offs for acquired non-impaired loans and leases	(78)	—	—	(1,985)	—	(137)	(2,200)
Charge-offs for originated loans and leases	(140)	—	—	(2,495)	—	(928)	(3,563)
Total charge-offs	$(611)	$—	$(418)	$(4,681)	$(32)	$(1,065)	$(6,807)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	6	—	160	166
Recoveries for originated loans and leases	—	—	—	246	—	305	551
Total recoveries	$—	$—	$—	$252	$—	$465	$717
Less: Net charge-offs	611	—	418	4,429	32	600	6,090
Acquired impaired loans	1,502	350	22	874	3	—	2,751
Acquired non-impaired loans and leases	2,424	174	3	1,713	—	472	4,786
Originated loans and leases	2,527	1,124	307	5,782	27	2,383	12,150
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Ending ALLL balance
Acquired impaired loans	$1,502	$350	$22	$874	$3	$—	$2,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,199	127	—	2,555	14	—	4,895
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	2,752	1,171	310	4,940	13	2,855	12,041
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Loans and leases ending balance
Acquired impaired loans	$162,621	$129,737	$4,860	$15,347	$521	$—	$313,086
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	16,397	2,273	—	14,889	14	—	33,573
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,055,969	567,578	183,756	995,584	12,271	186,875	3,002,033
Total loans and leases at June 30, 2018, gross	$1,234,987	$699,588	$188,616	$1,025,820	$12,806	$186,875	$3,348,692
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.07%	0.00%	0.07%	0.04%	0.01%	0.00%	0.19%
Acquired non-impaired loans and leases	0.01%	0.00%	0.00%	0.35%	0.00%	0.00%	0.36%
Originated loans and leases	0.02%	0.00%	0.00%	0.40%	0.00%	0.11%	0.54%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.86%	3.87%	0.15%	0.46%	0.02%	0.00%	9.35%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.07%	0.00%	0.44%	0.00%	0.00%	1.00%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.53%	16.95%	5.49%	29.73%	0.37%	5.58%	89.65%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2019 and December 31, 2018 totaled $44.6 million and $33.0 million, respectively, an increase of $11.6 million or 35.4%. The increase was primarily driven by defaults in the U.S. government guaranteed loan portfolio. Non-performing assets consisted of $6.3 million and $4.6 million of U.S. government guaranteed balances at June 30, 2019 and December 31, 2018, respectively.

Total non-accrual loans and leases increased by $8.2 million between December 31, 2018 and June 30, 2019 due to additional non-accrual loans primarily from the downgrades of U.S. government guaranteed loans. The U.S. government guaranteed portion of non-performing loans totaled $4.7 million at June 30, 2019 and $4.6 million at December 31, 2018.

Total accruing loans past due decreased from $24.5 million at December 31, 2018 to $17.9 million at June 30, 2019. This represents a decrease of $6.6 million, or 26.9%, and can be attributed to decreases in commercial and industrial, primarily in the 30-59 days past due category, partially offset by increases in construction, land development, and other land. See Note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

Total OREO increased from $5.3 million at December 31, 2018 to $8.1 million at June 30, 2019. The $2.8 million increase in OREO resulted primarily from net additions of $2.2 million to OREO as a result of the Oak Park River Forest acquisition, loan foreclosures and deeds in lieu of loan foreclosures totaling $2.1 million, partially offset by dispositions of $1.4 million, and valuation adjustments of $163,000. The government guaranteed portion of OREO was $1.5 million at June 30, 2019.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$34,027	$25,834
Past due loans and leases 90 days or more and still accruing interest	996	—
Accruing troubled debt restructured loans	1,529	1,813
Total non-performing loans and leases	36,552	27,647
Other real estate owned	8,070	5,314
Total non-performing assets	$44,622	$32,961
Total non-performing loans and leases as a percentage of total loans and leases	0.95%	0.79%
Total non-performing assets as a percentage of total assets	0.83%	0.67%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	85.17%	91.15%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,723	$4,245
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	—	381
Total non-performing loans guaranteed	4,723	4,626
Other real estate owned guaranteed	1,539	—
Total non-performing assets guaranteed	$6,262	$4,626
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.82%	0.66%
Total non-performing assets not guaranteed as a percentage of total assets	0.71%	0.57%

(1)	Includes $7.8 million and $7.3 million of non-accrual restructured loans at June 30, 2019 and December 31, 2018.
(2)	For the six months ended June 30, 2019, $1.2 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the six months ended June 30, 2019, $231,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Deposits

We gather deposits primarily through each of our 60 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs. Deposits assumed from the Oak Park River Forest and First Evanston acquisitions were recorded at fair value using the acquisition method of accounting in accordance with ASC Topic 805.

Total deposits at June 30, 2019 were $4.1 billion, representing an increase of $310.3 million, or 8.3%, compared to $3.7 billion at December 31, 2018. Non-interest-bearing deposits were $1.2 billion, or 30.5% of total deposits, at June 30, 2019, an increase of $47.5 million, or 4.0%, compared to $1.2 billion at December 31, 2018, or 31.8% of total deposits. Core deposits were 81.0% and 81.7% of total deposits at June 30, 2019 and December 31, 2018, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,254,173	0.00%	$891,175	0.00%
Interest checking	333,725	0.54%	227,760	0.22%
Money market accounts	695,986	1.03%	469,066	0.67%
Savings	477,775	0.10%	454,295	0.07%
Time deposits (below $100,000)	508,247	1.93%	403,964	1.12%
Time deposits ($100,000 and above)	770,241	2.34%	460,384	1.42%
Total	$4,040,147	0.92%	$2,906,644	0.52%

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,220,266	0.00%	$817,908	0.00%
Interest checking	313,499	0.56%	207,337	0.16%
Money market accounts	654,723	1.00%	407,647	0.57%
Savings	474,509	0.11%	445,663	0.07%
Time deposits (below $100,000)	483,143	1.80%	388,048	1.07%
Time deposits ($100,000 and above)	754,039	2.33%	411,362	1.33%
Total	$3,900,179	0.90%	$2,677,965	0.47%

The increase in time deposits was driven by promotional campaigns during the first and second quarters of 2019. Our average cost of deposits was 92 basis points during the second quarter of 2019 compared to 52 basis points during the second quarter of 2018. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the interest rate environment and local competition. We had $70.0 million and $50.0 million of brokered time deposits at June 30, 2019 and December 31, 2018, respectively.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At June 30, 2019
Time Deposits
Three months or less	$83,823
Over three months through six months	175,295
Over six months through 12 months	450,379
Over 12 months	52,690
Total	$762,187

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At June 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $1.8 billion and $1.7 billion, respectively, subject to the availability of collateral. During the six months ended June 30, 2019, outstanding FHLB advances increased to $500.0 million, from $425.0 million at December 31, 2018, resulting from loan and lease growth.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Federal Home Loan Bank advances:
Average balance outstanding	$429,890	$353,125
Maximum outstanding at any month-end period during the year	500,000	420,000
Balance outstanding at end of period	500,000	420,000
Weighted average interest rate during period	2.00%	1.55%
Weighted average interest rate at end of period	2.42%	2.01%
Line of credit:
Average balance outstanding	$973	$—
Maximum outstanding at any month-end period during the year	5,680	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	5.32%	N/A
Weighted average interest rate at end of period(1)	N/A	N/A

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

At June 30, 2019, FHLB advances have maturities ranging from July 2019 to September 2019.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $1.3 million, from $34.2 million at December 31, 2018 to $32.9 million at June 30, 2019.

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

As of June 30, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.8 billion and $278.8 million from the Federal Reserve Bank (“FRB”). As of June 30, 2019, Byline Bank had open advances of $500.0 million and open letters of credit of $20.4 million, leaving us with available aggregate borrowing capacity of $1.2 billion. In addition, Byline Bank had uncommitted federal funds lines available of $105.0 million.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 11, 2018, the Company entered into a third amendment to the revolving credit agreement, which increased the revolving loan commitment to $10.0 million, extended the maturity of the credit facility to October 10, 2019, and makes certain other changes, including a release of the previously executed Stock Pledge Agreement dated October 13, 2016, and execution of a Negative Pledge Agreement dated October 11, 2018. As of June 30, 2019, no balance was outstanding on the line of credit.

On April 30, 2019, the Company drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. The Company repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at June 30, 2019 was $717.7 million compared to $650.7 million at December 31, 2018, an increase of $67.0 million, or 10.3%. The increase was primarily driven by the acquisition of Oak Park River Forest, the issuance of common stock upon the exercise of stock options, retained earnings, and a decrease to other comprehensive loss.

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

As of June 30, 2019, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2019 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$595,847	13.71%	$347,721	8.00%	N/A	N/A
Bank	580,084	13.35%	347,641	8.00%	$434,552	10.00%
Tier 1 capital to risk weighted assets:
Company	$563,448	12.96%	$260,791	6.00%	N/A	N/A
Bank	547,685	12.60%	260,731	6.00%	$347,641	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$506,510	11.65%	$195,593	4.50%	N/A	N/A
Bank	547,685	12.60%	195,548	4.50%	$282,459	6.50%
Tier 1 capital to average assets:
Company	$563,448	11.09%	$203,214	4.00%	N/A	N/A
Bank	547,685	10.57%	207,238	4.00%	$259,047	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	$394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	$315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	$256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	$237,246	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2019.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2019 and year ended December 31, 2018, the Company received $4.5 million and $2.9 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.48% to 18.00% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 3.00% to 10.00% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2019 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2019
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$250,000	$1,456	$1,316
Other interest rate swaps—pay fixed, receive floating	286,798	7,712	8,280
Other credit derivatives	4,262	—	11

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income and earnings per share excluding significant items
Reported Net Income	$13,211	$2,768	$25,808	$9,536
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(724)
Impairment charges on assets held for sale	—	117	392	117
Merger-related expense	3,152	1,517	3,170	1,640
Core system conversion expense	394	9,009	1,924	9,009
Tax benefit on impairment charges and merger-related expenses	(842)	(2,832)	(1,382)	(2,866)
Adjusted Net Income	$15,915	$10,579	$29,912	$16,712
Reported Diluted Earnings per Share	$0.34	$0.08	$0.68	$0.29
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(0.02)
Impairment charges on assets held for sale	—	—	0.01	—
Merger-related expense	0.08	0.05	0.09	0.06
Core system conversion expense	0.01	0.28	0.05	0.28
Tax benefit on impairment charges and merger-related expenses	(0.02)	(0.09)	(0.04)	(0.09)
Adjusted Diluted Earnings per Share	$0.41	$0.32	$0.79	$0.52

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Adjusted non-interest expense:
Non-interest expense	$43,954	$45,479	$84,633	$77,093
Less: significant items
Impairment charges on assets held for sale	—	117	392	117
Merger-related expense	3,152	1,517	3,170	1,640
Core system conversion expense	394	9,009	1,924	9,009
Adjusted non-interest expense	$40,408	$34,836	$79,147	$66,327
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$40,408	$34,836	$79,147	$66,327
Less: Amortization of intangible assets	1,959	1,130	3,732	1,897
Adjusted non-interest expense excluding amortization of intangible assets	$38,449	$33,706	$75,415	$64,430
Pre-tax pre-provision net income:
Pre-tax income	$18,286	$3,832	$35,681	$11,921
Add: Provision for loan and lease losses	6,391	3,956	10,390	9,071
Pre-tax pre-provision net income	$24,677	$7,788	$46,071	$20,992
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$24,677	$7,788	$46,071	$20,992
Impairment charges on assets held for sale	—	117	392	117
Merger-related expense	3,152	1,517	3,170	1,640
Core system conversion expense	394	9,009	1,924	9,009
Adjusted pre-tax pre-provision net income	$28,223	$18,431	$51,557	$31,758
Total revenues:
Net interest income	$54,448	$39,056	$104,533	$72,751
Add: non-interest income	14,183	14,211	26,171	25,334
Total revenues	$68,631	$53,267	$130,704	$98,085
Tangible common stockholders' equity:
Total stockholders' equity	$717,675	$616,406	$717,675	$616,406
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill	145,638	127,536	145,638	127,536
Less: Core deposit intangibles and other intangibles	35,908	37,139	35,908	37,139
Tangible common stockholders' equity	$525,691	$441,293	$525,691	$441,293
Tangible assets:
Total assets	$5,391,236	$4,805,280	$5,391,236	$4,805,280
Less: Goodwill	145,638	127,536	145,638	127,536
Less: Core deposit intangibles and other intangibles	35,908	37,139	35,908	37,139
Tangible assets	$5,209,690	$4,640,605	$5,209,690	$4,640,605
Average tangible common stockholders' equity:
Average total stockholders' equity	$696,928	$518,547	$678,146	$489,204
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill	140,073	78,619	134,158	66,657
Less: Average core deposit intangibles and other intangibles	35,163	22,998	33,962	19,726
Average tangible common stockholders' equity	$511,254	$406,492	$499,588	$392,383
Average tangible assets:
Average total assets	$5,274,820	$3,863,184	$5,120,122	$3,613,831
Less: Average goodwill	140,073	78,619	134,158	66,657
Less: Average core deposit intangibles and other intangibles	35,163	22,998	33,962	19,726
Average tangible assets	$5,099,584	$3,761,567	$4,952,002	$3,527,448
Tangible net income available to common stockholders:
Net income available to common stockholders	$13,016	$2,570	$25,417	$9,145
Add: After-tax intangible asset amortization	1,413	816	2,692	1,369
Tangible net income available to common stockholders	$14,429	$3,386	$28,109	$10,514
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$14,429	$3,386	$28,109	$10,514
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(724)
Impairment charges on assets held for sale	—	117	392	117
Merger-related expense	3,152	1,517	3,170	1,640
Core system conversion expense	394	9,009	1,924	9,009
Tax benefit on significant items	(842)	(2,832)	(1,382)	(2,866)
Adjusted tangible net income available to common stockholders	$17,133	$11,197	$32,213	$17,690

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$24,677	$7,788	$46,071	$20,992
Average total assets	5,274,820	3,863,184	5,120,122	3,613,831
Pre-tax pre-provision return on average assets	1.88%	0.81%	1.81%	1.17%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$28,223	$18,431	$51,557	$31,758
Average total assets	5,274,820	3,863,184	5,120,122	3,613,831
Adjusted pre-tax pre-provision return on average assets:	2.15%	1.91%	2.03%	1.77%
Non-interest income to total revenues:
Non-interest income	$14,183	$14,211	$26,171	$25,334
Total revenues	68,631	53,267	130,704	98,085
Non-interest income to total revenues	20.67%	26.68%	20.02%	25.83%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$40,408	$34,836	$79,147	$66,327
Average total assets	5,274,820	3,863,184	5,120,122	3,613,831
Adjusted non-interest expense to average assets	3.07%	3.62%	3.12%	3.70%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$38,449	$33,706	$75,415	$64,430
Total revenues	68,631	53,267	130,704	98,085
Adjusted efficiency ratio	56.02%	63.28%	57.70%	65.69%
Adjusted return on average assets:
Adjusted net income	$15,915	$10,579	$29,912	$16,712
Average total assets	5,274,820	3,863,184	5,120,122	3,613,831
Adjusted return on average assets	1.21%	1.10%	1.18%	0.93%
Adjusted return on average stockholders' equity:
Adjusted net income	$15,915	$10,579	$29,912	$16,712
Average stockholders' equity	696,928	518,547	678,146	489,204
Adjusted return on average stockholders' equity	9.16%	8.18%	8.90%	6.89%
Tangible common equity to tangible assets:
Tangible common equity	$525,691	$441,293	$525,691	$441,293
Tangible assets	5,209,690	4,640,605	5,209,690	4,640,605
Tangible common equity to tangible assets	10.09%	9.51%	10.09%	9.51%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$14,429	$3,386	$28,109	$10,514
Average tangible common stockholders' equity	511,254	406,492	499,588	392,383
Return on average tangible common stockholders' equity:	11.32%	3.34%	11.35%	5.40%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$17,133	$11,197	$32,213	$17,690
Average tangible common stockholders' equity	511,254	406,492	499,588	392,383
Adjusted return on average tangible common stockholders' equity	13.44%	11.05%	13.00%	9.09%
Tangible book value per share:
Tangible common equity	$525,691	$441,293	$525,691	$441,293
Common shares outstanding	38,115,219	36,218,955	38,115,219	36,218,955
Tangible book value per share	$13.79	$12.18	$13.79	$12.18

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about Byline’s expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of June 30, 2019, we had a notional amount of $536.8 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2019 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of June 30, 2019	June 30, 2020	June 30, 2021
Immediate Shifts
+400 basis points	21.5%	23.0%
+300 basis points	16.5%	17.8%
+200 basis points	11.2%	12.4%
+100 basis points	5.6%	6.5%
-100 basis points	(6.3)%	(7.1)%
-200 basis points	(14.8)%	(11.3)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	8.2%
+100 basis points	4.9%
-100 basis points	(1.8)%
-200 basis points	(6.5)%

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

On July 31, 2019, the Federal Reserve Bank announced a reduction its benchmark interest rate of 25 basis points. Following the announcement, the Company reduced the Prime Rate from 5.50% to 5.25% on its variable rate loans effective on August 1, 2019. The Company estimates the reduction will decrease net interest income by approximately $948,000 over the remainder of 2019.

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Employment Agreement with Lindsay Corby

On August 7, 2019, Byline Bancorp, Inc. and Byline Bank (collectively, the “Company”) entered into an employment agreement with Ms. Lindsay Corby, Executive Vice President and Chief Financial Officer of the Company. Ms. Corby’s agreement is for an initial term of three years, and includes an automatic one year extension at the end of each term following the initial term unless notice of termination is provided not less than 120 days prior to the end of such term. During the term of the agreement, Ms. Corby serves as Executive Vice President and Chief Financial Officer, reporting to the Company’s Chief Executive Officer. Ms. Corby’s employment agreement provides for an annual base salary of $330,000 (which may be increased but not decreased), participation in the Company’s Executive Incentive Plan, with an annual target cash bonus of 40% of her annual base salary (or such other percentage as the Board may determine), and participation in Byline’s long term incentive programs, including the Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan.

Ms. Corby’s employment agreement also includes severance benefits that are subject to signing a release. If the Company terminates Ms. Corby without “cause” (and not due to disability) or Ms. Corby resigns for “good reason”, she will be entitled to: (1) one times the sum of (A) her then current annual base salary; and (B) the excess of the applicable COBRA premiums for health, dental and vision benefits on the date of termination (provided that she elects COBRA continuation coverage) over the amount of health, dental and vision premiums charged to active employees of Byline for like coverage on the date of termination (the “COBRA Amounts”), payable in cash in installments over 12 months following termination of employment, and (2) a pro rata bonus for the year of termination based on actual performance and paid following the end of the fiscal year. In the event Ms. Corby is terminated without “cause” (and not due to disability) or she voluntarily resigns for “good reason” within one year following a “change in control” (as defined in the agreement), she will be entitled to each of the severance payments described above except that she will be entitled to two times the sum of (X) her then current annual base salary plus (Y) the higher of the two immediately preceding completed fiscal years’ earned bonus plus (Z) the COBRA Amounts, payable in a lump sum following termination of employment.

“Cause” generally means: (1) a willful and continued failure to perform substantially one’s duties; (2) willfully engaging in illegal conduct, an act of dishonesty or gross misconduct related to the performance of one’s duties and responsibilities; (3) being charged with a crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; (4) willful violation of a material requirement of any applicable code of ethics or standards of conduct of the Company, or violation of a fiduciary duty to the Company; or (5) a breach of the Company’s Agreement Protecting Company Interests.

“Good reason” generally means: (1) any material reduction in base salary; (2) any material adverse change in title, position, authority or reporting relationships; or (3) the requirement to relocate the principal place of employment to a location in excess of 50 miles from the principal work location on the date of the employment agreement.

Ms. Corby’s employment agreement also provides that in the event her employment terminates due to death or Disability (as such term is defined in the agreement), Ms. Corby or her estate would be entitled to receive, in addition to any accrued but unpaid compensation or benefits, any unpaid bonus earned with respect to any fiscal year ending on or preceding the date of termination and a pro rata portion of her bonus for the fiscal year in which the termination occurs, payable at the time that such bonuses are paid to other senior executives for such year.  In addition,  in the event of her death, Ms. Corby’s beneficiary would be entitled to a lump sum cash amount equal to 200% of her base salary but not exceeding $750,000, which benefit may be provided through the purchase of a life insurance policy.

As a condition to her employment agreement, Ms. Corby previously entered into an Agreement Protecting Company Interests with the Company, which contains (1) a confidentiality provision regarding the use and disclosure of confidential information during the term of employment and after, (2) a customer and employee non-solicit during employment for 12 months following termination of employment, and (3) assignment of inventions and non-disparagement provisions.

The foregoing description of Ms. Corby’s employment agreement is a summary only, and accordingly, does not purport to be complete and is qualified in its entirety by the terms and conditions of the agreement, a copy of which is filed as an exhibit to this report and is incorporated herein by reference.

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

10.1	Employment Agreement with Lindsay Corby†
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a)

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

Byline Bancorp, Inc.
Date: August 7, 2019	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)