Form 10-Q
period 2019-09-30
BYLINE BANCORP, INC.
filed 2019-11-08
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 38,174,780 shares outstanding as of November 7, 2019

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2019

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Consolidated Statements of Financial Condition at September 30, 2019 (unaudited) and December 31, 2018	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	10
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	97
Item 4.	Controls and Procedures	100

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 3.	Defaults Upon Senior Securities	101
Item 4.	Mine Safety Disclosures	101
Item 5.	Other Information	101
Item 6.	Exhibits	102

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$75,275	$30,190
Interest bearing deposits with other banks	33,564	91,670
Cash and cash equivalents	108,839	121,860
Equity and other securities, at fair value	7,648	—
Securities available-for-sale, at fair value	1,031,933	817,656
Securities held-to-maturity, at amortized cost (fair value at September 30, 2019—$4,502, December 31, 2018—$97,739)	4,417	99,266
Restricted stock, at cost	24,331	19,202
Loans held for sale	7,176	19,827
Loans and leases:
Loans and leases	3,831,090	3,501,626
Allowance for loan and lease losses	(31,585)	(25,201)
Net loans and leases	3,799,505	3,476,425
Servicing assets, at fair value	19,939	19,693
Accrued interest receivable	13,013	10,863
Premises and equipment, net	96,006	97,680
Assets held for sale	15,472	14,489
Other real estate owned, net	8,531	5,314
Goodwill	145,638	128,177
Other intangible assets, net	33,905	33,419
Bank-owned life insurance	9,699	5,961
Deferred tax assets, net	33,388	35,643
Due from counterparty	47,045	5,338
Other assets	31,793	31,761
Total assets	$5,438,278	$4,942,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,221,431	$1,192,873
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	1,589,081	1,413,158
Time deposits	1,269,802	1,143,885
Total deposits	4,080,314	3,749,916
Accrued interest payable	4,778	3,484
Line of credit	—	—
Federal Home Loan Bank advances	506,000	425,000
Securities sold under agreements to repurchase	32,290	34,166
Junior subordinated debentures issued to capital trusts, net	37,207	36,768
Accrued expenses and other liabilities	41,823	42,568
Total liabilities	4,702,412	4,291,902
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock, voting, $0.01 par value at September 30, 2019 and December 31, 2018; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 38,169,126 shares issued and outstanding at September 30, 2019 and 36,343,239 issued and outstanding at December 31, 2018	378	361
Additional paid-in capital	579,564	546,849
Retained earnings	144,525	102,522
Accumulated other comprehensive income (loss), net of tax	961	(9,498)
Total stockholders’ equity	735,866	650,672
Total liabilities and stockholders’ equity	$5,438,278	$4,942,574

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$63,391	$55,045	$177,298	$128,326
Interest on taxable securities	6,554	5,076	18,550	13,703
Interest on tax-exempt securities	486	337	1,257	740
Other interest and dividend income	598	615	1,794	1,287
Total interest and dividend income	71,029	61,073	198,899	144,056
INTEREST EXPENSE
Deposits	9,618	5,971	27,000	12,214
Federal Home Loan Bank advances	2,771	1,723	7,044	4,441
Subordinated debentures and other borrowings	802	786	2,484	2,057
Total interest expense	13,191	8,480	36,528	18,712
Net interest income	57,838	52,593	162,371	125,344
PROVISION FOR LOAN AND LEASE LOSSES	5,931	5,842	16,321	14,913
Net interest income after provision for loan and lease losses	51,907	46,751	146,050	110,431
NON-INTEREST INCOME
Fees and service charges on deposits	1,612	1,825	4,823	4,593
Loan servicing revenue	2,692	2,622	7,861	7,605
Loan servicing asset revaluation	(1,610)	(2,446)	(4,094)	(6,407)
ATM and interchange fees	973	1,540	2,635	3,303
Net gains on sales of securities available-for-sale	178	—	1,151	4
Change in fair value of equity securities, net	(15)	—	1,035	—
Net gains on sales of loans	9,405	5,015	23,110	22,214
Wealth management and trust income	653	674	1,874	866
Other non-interest income	918	1,672	2,582	4,058
Total non-interest income	14,806	10,902	40,977	36,236
NON-INTEREST EXPENSE
Salaries and employee benefits	24,537	21,312	71,081	58,834
Occupancy expense, net	3,745	3,548	12,362	11,802
Equipment expense	767	617	2,168	1,778
Loan and lease related expenses	1,949	1,015	5,367	3,886
Legal, audit and other professional fees	4,066	2,358	9,113	8,627
Data processing	4,062	2,724	11,055	15,396
Net loss (gain) recognized on other real estate owned and other related expenses	95	(284)	543	187
Regulatory assessments	228	675	540	1,282
Other intangible assets amortization expense	2,003	1,898	5,735	3,795
Advertising and promotions	843	537	2,284	1,133
Telecommunications	474	435	1,475	1,319
Other non-interest expense	2,679	2,880	8,358	6,769
Total non-interest expense	45,448	37,715	130,081	114,808
INCOME BEFORE PROVISION FOR INCOME TAXES	21,265	19,938	56,946	31,859
PROVISION FOR INCOME TAXES	5,923	5,402	15,796	7,787
NET INCOME	15,342	14,536	41,150	24,072
Dividends on preferred shares	196	196	587	587
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,146	$14,340	$40,563	$23,485
EARNINGS PER COMMON SHARE
Basic	$0.40	$0.40	$1.09	$0.73
Diluted	$0.39	$0.39	$1.07	$0.71

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$15,342	$14,536	$41,150	$24,072
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	3,992	(3,451)	24,954	(14,859)
Reclassification adjustments for net gains included in net income	(178)	—	(1,151)	(4)
Tax effect	(1,062)	961	(6,762)	4,138
Net of tax	2,752	(2,490)	17,041	(10,725)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(251)	1,070	(5,484)	6,702
Reclassification adjustments for net gains included in net income	(363)	(428)	(1,643)	(863)
Tax effect	171	(179)	1,985	(1,626)
Net of tax	(443)	463	(5,142)	4,213
Total other comprehensive income (loss)	2,309	(2,027)	11,899	(6,512)
Comprehensive income	$17,651	$12,509	$53,049	$17,560

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

Nine Months Ended September 30, 2019

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 (Continued)

(UNAUDITED)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, June 30, 2019	10,438	$10,438	38,115,219	$378	$578,828	$129,379	$(1,348)	$717,675
Net income	—	—	—	—	—	15,342	—	15,342
Other comprehensive income, net of tax	—	—	—	—	—	—	2,309	2,309
Issuance of common stock due to exercise of stock options	—	—	3,472	—	54	—	—	54
Issuance cost in connection with business combination	—	—	—	—	(157)	—	—	(157)
Issuance of common stock in connection with restricted stock awards	—	—	50,992	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	(14,642)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	14,085	—	289	—	—	289
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	(196)
Share-based compensation expense	—	—	—	—	550	—	—	550
Balance, September 30, 2019	10,438	$10,438	38,169,126	$378	$579,564	$144,525	$961	$735,866

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,150	$24,072
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	16,321	14,913
Impairment loss on assets held for sale	459	256
Depreciation and amortization of premises and equipment	4,701	4,089
Change in fair value of equity securities, net	(1,035)	—
Net amortization of securities	1,757	2,553
Net gains on sales of securities available-for-sale	(1,151)	(4)
Losses on disposal of premises and equipment	—	194
Net gains on sales of assets held for sale	(82)	(1,102)
Net gains on sales of loans	(23,110)	(22,214)
Originations of U.S. government guaranteed loans	(206,418)	(237,945)
Proceeds from U.S. government guaranteed loans sold	209,556	279,390
Accretion of premiums and discounts on acquired loans, net	(17,772)	(14,199)
Net change in servicing assets	(246)	726
Net valuation adjustments on other real estate owned	189	512
Net gains on sales of other real estate owned	(11)	(380)
Amortization of intangible assets	5,735	3,795
Amortization of time deposit premium	(145)	(273)
Amortization of Federal Home Loan Bank advances premium	—	(19)
Accretion of junior subordinated debentures discount	439	471
Share-based compensation expense	1,058	1,161
Deferred tax provision, net of valuation	2,364	9,656
Increase in cash surrender value of bank owned life insurance	(253)	(205)
Changes in assets and liabilities:
Accrued interest receivable	(2,920)	(593)
Other assets	(14,310)	(6,720)
Accrued interest payable	1,213	1,095
Accrued expenses and other liabilities	(5,955)	2,937
Net cash provided by operating activities	11,534	62,166
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(310,950)	(153,995)
Proceeds from maturities and calls of securities available-for-sale	76,297	13,630
Proceeds from paydowns of securities available-for-sale	69,455	45,785
Proceeds from sales of securities available-for-sale	92,103	544
Proceeds from paydowns of securities held-to-maturity	—	13,778
Purchases of Federal Home Loan Bank stock	(28,170)	(25,293)
Federal Home Loan Bank stock repurchases	23,455	23,794
Net change in loans and leases	(63,565)	(257,598)
Purchases of premises and equipment	(2,291)	(1,380)
Proceeds from sales of assets held for sale	1,373	4,414
Proceeds from sales of other real estate owned	2,539	6,686
Net cash received in acquisition of business	4,306	20,374
Net cash used in investing activities	(135,448)	(309,261)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$40,372	$275,443
Proceeds from Federal Home Loan Bank advances	6,358,600	4,460,000
Repayments of Federal Home Loan Bank advances	(6,282,900)	(4,396,487)
Proceeds from line of credit	5,680	—
Repayments of line of credit	(11,335)	—
Net decrease in securities sold under agreements to repurchase	(1,876)	(6,741)
Dividends paid on preferred stock	(587)	(587)
Proceeds from issuance of common stock upon exercise of stock options	2,359	1,702
Proceeds from issuance of common stock	580	172
Net cash provided by financing activities	110,893	333,502
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,021)	86,407
CASH AND CASH EQUIVALENTS, beginning of period	121,860	58,349
CASH AND CASH EQUIVALENTS, end of period	$108,839	$144,756
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,021	$16,868
Cash payments during the period for taxes	$16,090	$3,114
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of available-for-sale securities, net of tax	$17,041	$(10,725)
Change in fair value of cash flow hedges, net of tax	$(5,142)	$4,213
Delayed payments of mortgage-backed securities	$720	$229
Transfer of securities from held-to-maturity to available-for-sale	$94,837	$—
Reclassification of equity and other securities	$6,609	$—
Transfers of loans to other real estate owned	$3,916	$1,527
Internally financed sale of other real estate owned	$183	$444
Transfers of land and premises to assets held for sale	$2,733	$2,531
Transfers of assets held for sale to premises and equipment	$—	$(415)
Transfers of premises and equipment to other assets	$—	$35
Transfer of other assets to assets held for sale	$—	$16
Due from counterparties	$47,045	$14,334
Due to broker	$—	$6,983
Total assets acquired from acquisition	$341,375	$1,142,766
Total liabilities assumed from acquisition	$305,892	$1,036,609
Common stock and stock options issued due to acquisition of business	$29,320	$152,127

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2019 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2018, 2017, and 2016.

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

The majority of the Company’s revenue streams, including interest and dividend income, servicing fees, and gains on sales of loans and investments, are outside the scope of Topic 606. Revenue streams reported as fees and service charges on deposits, ATM and interchange fees, and wealth management and trust income are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in the either timing or amount of recognized; there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition. However, the presentation of certain costs associated with our ATM and debit card income were offset against ATM and interchange income. This change in presentation resulted in $396,000 and $1.1 million of expenses for the three and nine months ended September 30, 2019, respectively, being netted against ATM and interchange fees and reported in non-interest income instead of as other non-interest expense in non-interest expense. In addition, to conform to the current period presentation, $241,000 and $837,000 of related expenses for the three and nine months ended September 30, 2018, respectively, were reclassified from other non-interest expense in non-interest expense to being netted against ATM and interchange fees in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

The Company adopted ASU 2014-09 using the full retrospective approach. The following table presents the impact of adopting the new revenue standard on our Consolidated Statements of Operations for the periods presented (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2019			September 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$973	$1,369	$(396)	$1,540	$1,781	$(241)

Non-interest expense:
Other non-interest expense	$2,679	$3,075	$(396)	$2,880	$3,121	$(241)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2018
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$2,635	$3,757	$(1,122)	$3,303	$4,140	$(837)

Non-interest expense:
Other non-interest expense	$8,358	$9,480	$(1,122)	$6,769	$7,606	$(837)

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

Wealth management and trust income:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Issued Accounting Pronouncements Pending Adoption

Leases (Topic 842) In February 2016, FASB issued ASU No. 2016-02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. In October 2019, FASB voted to defer the effective date of this ASU for entities not classified as Public Business Entities (PBEs). Our status as an emerging growth company makes us eligible for this deferral. Assuming the Company remains an emerging growth company, the proposed guidance will be effective for reporting periods after December 15, 2020, and interim periods with fiscal years beginning after December 15, 2021. The Company expects an increase in assets and liabilities as a result of recognizing additional right-of-use assets and liabilities under lease contracts in which the Company is lessee. While the Company has not quantified the impact of this ASU on its direct financing lease portfolio, it does not expect a material change in its accounting for the initial direct costs related to these leases.

Financial Instruments—Credit Losses (Topic 326) In June 2016, FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In October 2019, FASB voted to defer the effective date of the ASU for entities not classified as PBEs. Once issued, the Company intends to exercise the extension applicable to emerging growth companies. The Company is in process of implementation and determining the impact that this ASU will have on the Company’s Consolidated Financial Statements.

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

The transaction resulted in goodwill of $17.5 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.3 million for the nine months ended September 30, 2019. The Company incurred merger-related income of $135,000 for the three months ended September 30, 2019, resulting from a legal fee credit. Core system conversion expenses were $1.2 million $1.9 million related to the Oak Park River Forest acquisition for the three and nine months ended September 30, 2019, respectively. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The transaction resulted in goodwill of $73.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. The Company incurred First Evanston merger-related expenses, including acquisition advisory expenses, of $50,000 for the three months ended September 30, 2018. There were no merger-related expenses incurred for the three months ended September 30, 2019. Merger-related expenses were $1.7 million for the nine months ended September 30, 2018. There were no merger-related expenses incurred for the nine months ended September 30, 2019. Core system conversion expenses were $76,000 related to the First Evanston acquisition for the three months ended September 30, 2019. There were $213,000 of core system conversion expenses incurred during the three months ended September 30, 2018. Core system conversion expenses were $2.0 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

The acquisition of First Evanston was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with the First Evanston transaction were finalized during the fourth quarter of 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2019 and 2018, as if the acquisitions had occurred on January 1, 2018. The pro forma results combine the historical results of First Evanston and Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowing, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues (net interest income and non-interest income)	$72,644	$69,019	$209,765	$200,371
Net income	$15,342	$15,673	$45,138	$42,160
Earnings per share—basic	$0.40	$0.41	$1.18	$1.11
Earnings per share—diluted	$0.39	$0.40	$1.16	$1.08

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through September 30, 2019, and Oak Park River Forest for the period beginning May 1, 2019 through September 30, 2019. Revenues and earnings of the acquired companies since the acquisition date have not been disclosed as it is not practicable as First Evanston and Oak Park River Forest were both merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,381	$461	$—	$42,842
U.S. Government agencies	177,082	1,048	(272)	177,858
Obligations of states, municipalities, and political subdivisions	96,564	2,269	(231)	98,602
Residential mortgage-backed securities
Agency	329,145	2,178	(2,313)	329,010
Non-agency	119,661	644	(245)	120,060
Commercial mortgage-backed securities
Agency	150,891	1,698	(556)	152,033
Non-agency	31,224	276	—	31,500
Corporate securities	46,821	415	(42)	47,194
Other securities	32,955	—	(121)	32,834
Total	$1,026,724	$8,989	$(3,780)	$1,031,933

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,417	$85	$—	$4,502
Total	$4,417	$85	$—	$4,502

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,775	$81	$(189)	$52,667
U.S. Government agencies	187,427	367	(1,296)	186,498
Obligations of states, municipalities, and political subdivisions	60,686	133	(586)	60,233
Residential mortgage-backed securities
Agency	284,038	101	(11,176)	272,963
Non-agency	84,998	199	(1,576)	83,621
Commercial mortgage-backed securities
Agency	93,543	55	(3,164)	90,434
Non-agency	31,458	—	(1,000)	30,458
Corporate securities	34,716	67	(610)	34,173
Other securities	4,613	2,127	(131)	6,609
Total	$834,254	$3,130	$(19,728)	$817,656

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$23,835	$40	$(210)	$23,665
Residential mortgage-backed securities
Agency	40,082	93	(531)	39,644
Non-agency	35,349	—	(919)	34,430
Total	$99,266	$133	$(1,660)	$97,739

The Company did not classify securities as trading during the three or nine months ended September 30, 2019 or during 2018.

The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. The adoption of this ASU resulted in the reclassification of available-for-sale equity securities, at fair value to a separate line item on the Company’s Consolidated Statements of Financial Condition, and the reclassification of $1.4 million from other comprehensive income to retained earnings, representing the net unrealized gain, net of tax, on available-for-sale for sale equity securities at the date of adoption. At December 31, 2018, the Company held $6.6 million of available-for-sale equity investment securities which were reported as available-for-sale securities, at fair value, and are now reported as equity and other securities, at fair value. Additionally, the Company adopted the provisions of ASU No. 2017-12 on January 1, 2019, and elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale, which did not have an impact on the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$14,834	$(163)	$20,266	$(109)	$35,100	$(272)
Obligations of states, municipalities and political subdivisions	4	9,960	(226)	1,417	(5)	11,377	(231)
Residential mortgage-backed securities
Agency	40	32,436	(179)	204,649	(2,134)	237,085	(2,313)
Non-agency	11	36,826	(62)	28,142	(183)	64,968	(245)
Commercial mortgage-backed securities
Agency	8	38,571	(256)	33,769	(300)	72,340	(556)
Corporate securities	5	9,276	(42)	—	—	9,276	(42)
Other securities	1	32,834	(121)	—	—	32,834	(121)
Total	74	$174,737	$(1,049)	$288,243	$(2,731)	$462,980	$(3,780)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$23,835	$(52)	$9,865	$(137)	$33,700	$(189)
U.S. Government agencies	25	43,487	(80)	50,101	(1,216)	93,588	(1,296)
Obligations of states, municipalities and political subdivisions	56	13,926	(97)	18,563	(489)	32,489	(586)
Residential mortgage-backed securities
Agency	42	4,288	(45)	254,121	(11,131)	258,409	(11,176)
Non-agency	8	59,107	(1,378)	4,009	(198)	63,116	(1,576)
Commercial mortgage-backed securities
Agency	9	21,356	(447)	52,640	(2,717)	73,996	(3,164)
Non-agency	5	—	—	30,458	(1,000)	30,458	(1,000)
Corporate securities	15	25,762	(342)	4,642	(268)	30,404	(610)
Other securities	1	—	—	2,844	(131)	2,844	(131)
Total	179	$191,761	$(2,441)	$427,243	$(17,287)	$619,004	$(19,728)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	23	$8,127	$(58)	$8,792	$(152)	$16,919	$(210)
Residential mortgage-backed securities
Agency	16	6,625	(150)	21,139	(381)	27,764	(531)
Non-agency	7	21,499	(503)	12,931	(416)	34,430	(919)
Total	46	$36,251	$(711)	$42,862	$(949)	$79,113	$(1,660)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 74 securities available-for-sale with unrealized losses at September 30, 2019. There were no securities held-to-maturity with unrealized losses at September 30, 2019. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three and nine months ended September 30, 2019 and 2018 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds	$32,509	$—	$92,103	$544
Gross gains	225	—	1,274	4
Gross losses	47	—	123	—

There were $178,000 in net gains reclassified from accumulated other comprehensive income into earnings for the three months ended September 30, 2019. There were no net gains reclassified from accumulated other comprehensive income into earnings for the three months ended September 30, 2018. There were $1.2 million and $4,000 in net gains reclassified from accumulated other comprehensive income into earnings for the nine months ended September 30, 2019 and 2018, respectively.

Securities pledged at September 30, 2019 and December 31, 2018 had carrying amounts of $306.9 million and $244.7 million, respectively. At September 30, 2019 and December 31, 2018, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $263.3 million and $197.8 million, respectively, and for customer repurchase agreements of $43.6 million and $46.9 million, respectively. At September 30, 2019 and December 31, 2018, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2019, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Equity and other securities, at fair value
Due after ten years	$697	$697
No defined maturity	6,951	6,951
Total	$7,648	$7,648
Available-for-sale
Due in one year or less	$59,697	$59,875
Due from one to five years	123,941	125,158
Due from five to ten years	136,438	137,993
Due after ten years	75,727	76,304
Mortgage-backed securities	630,921	632,603
Total	$1,026,724	$1,031,933
Held-to-maturity
Due from one to five years	$3,805	$3,873
Due from five to ten years	612	629
Total	$4,417	$4,502

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2019	2018
Commercial real estate	$1,305,438	$1,261,594
Residential real estate	748,875	704,899
Construction, land development, and other land	281,868	186,258
Commercial and industrial	1,300,997	1,145,240
Installment and other	9,284	13,675
Lease financing receivables	180,273	187,797
Total loans and leases	3,826,735	3,499,463
Net unamortized deferred fees and costs	1,444	(1,293)
Initial direct costs	2,911	3,456
Allowance for loan and lease losses	(31,585)	(25,201)
Net loans and leases	$3,799,505	$3,476,425

	September 30,	December 31,
	2019	2018
Lease financing receivables
Net minimum lease payments	$196,163	$204,646
Unguaranteed residual values	1,379	1,535
Unearned income	(17,269)	(18,384)
Total lease financing receivables	180,273	187,797
Initial direct costs	2,911	3,456
Lease financial receivables before allowance for lease losses	$183,184	$191,253

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At September 30, 2019 and December 31, 2018, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $139.8 million and $108.7 million, respectively. At September 30, 2019 and December 31, 2018, installment and other loans included overdraft deposits of $2.0 million and $1.7 million, respectively, which were reclassified as loans. At September 30, 2019 and December 31, 2018, loans and loans held for sale pledged as security for borrowings were $1.9 billion and $1.4 billion.

The minimum annual lease payments for lease financing receivables as of September 30, 2019 are summarized as follows:

Minimum Lease Payments
2019	$18,025
2020	70,292
2021	51,235
2022	33,733
2023	17,614
Thereafter	5,264
Total	$196,163

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2019 and December 31, 2018:

September 30, 2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$772,559	$142,435	$391,294	$1,306,288
Residential real estate	497,839	109,409	141,855	749,103
Construction, land development, and other land	236,780	4,562	39,657	280,999
Commercial and industrial	1,096,400	18,349	187,413	1,302,162
Installment and other	7,818	267	1,269	9,354
Lease financing receivables	160,061	—	23,123	183,184
Total loans and leases	$2,771,457	$275,022	$784,611	$3,831,090

December 31, 2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$652,234	$146,808	$462,565	$1,261,607
Residential real estate	466,309	113,934	124,659	704,902
Construction, land development, and other land	144,128	3,779	37,442	185,349
Commercial and industrial	803,508	12,617	328,672	1,144,797
Installment and other	11,718	404	1,596	13,718
Lease financing receivables	159,901	—	31,352	191,253
Total loans and leases	$2,237,798	$277,542	$986,286	$3,501,626

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

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.8 million and $2.7 million, at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019		December 31, 2018
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$196,495	$142,435	$216,137	$146,808
Residential real estate	161,742	109,409	173,962	113,934
Construction, land development, and other land	13,276	4,562	11,962	3,779
Commercial and industrial	27,320	18,349	24,972	12,617
Installment and other	1,121	267	1,735	404
Total acquired impaired loans	$399,954	$275,022	$428,768	$277,542

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$46,538	$41,306	$37,115	$36,446
Additions	—	—	8,501	3,566
Accretion to interest income	(7,703)	(5,665)	(17,772)	(17,227)
Reclassification from nonaccretable difference, net	5,153	2,507	16,144	15,363
Ending balance	$43,988	$38,148	$43,988	$38,148

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$400,422	$391,294	$473,262	$462,565
Residential real estate	144,075	141,855	127,478	124,659
Construction, land development, and other land	40,778	39,657	38,494	37,442
Commercial and industrial	194,756	187,413	344,879	328,672
Installment and other	1,303	1,269	1,831	1,596
Lease financing receivables	24,754	23,123	32,977	31,352
Total acquired non-impaired loans and leases	$806,088	$784,611	$1,018,921	$986,286

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2019 and 2018 are as follows:

September 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Provisions	1,075	74	125	4,198	(12)	471	5,931
Charge-offs	(1,459)	—	—	(3,561)	(1)	(665)	(5,686)
Recoveries	3	6	—	20	1	178	208
Ending balance	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585

Nine months ended
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	4,212	230	350	10,550	10	969	16,321
Charge-offs	(3,628)	(9)	—	(5,740)	(5)	(1,932)	(11,314)
Recoveries	429	279	—	41	1	627	1,377
Ending balance	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending balance:
Individually evaluated for impairment	$2,728	$39	$—	$6,795	$—	$—	$9,562
Collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Loans acquired with deteriorated credit quality	1,367	600	14	819	2	—	2,802
Total allowance for loan and lease losses	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$24,071	$2,374	$—	$26,731	$—	$—	$53,176
Collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Loans acquired with deteriorated credit quality	142,435	109,409	4,562	18,349	267	—	275,022
Total loans and leases	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090

September 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Provisions	1,705	29	58	3,579	12	459	5,842
Charge-offs	(736)	—	—	(858)	(4)	(823)	(2,421)
Recoveries	—	—	—	75	—	241	316
Ending balance	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424

Nine months ended
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provisions	3,975	39	586	8,959	33	1,321	14,913
Charge-offs	(1,347)	—	(418)	(5,539)	(36)	(1,888)	(9,228)
Recoveries	—	—	—	327	—	706	1,033
Ending balance	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending balance:
Individually evaluated for impairment	$2,294	$70	$—	$4,044	$14	$—	$6,422
Collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Loans acquired with deteriorated credit quality	1,715	457	—	820	3	—	2,995
Total allowance for loan and lease losses	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424

September 30, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$13,612	$1,941	$—	$19,962	$14	$—	$35,529
Collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Loans acquired with deteriorated credit quality	154,108	120,963	4,203	14,436	458	—	294,168
Total loans and leases	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company increased the allowance for loan and lease losses by $453,000 and $6.4 million for the three and nine months ended September 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $3.7 million and $6.7 million for the three and nine months ended September 30, 2018, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $480,000 for the three months ended September 30, 2019. The Company increased the allowance for acquired impaired loan and lease losses by $260,000 for the nine months ended September 30, 2019. The Company increased the allowance for loan and lease losses for acquired impaired loans by $244,000 for the three months ended September 30, 2018, and decreased the allowance for loan and lease losses by $879,000 for the nine months ended September 30, 2018.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $276,000 and $2.9 million for the three and nine months ended September 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $1.5 million and $2.5 million for the three and nine months ended September 30, 2018, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $850,000 and $3.4 million for the three and nine months ended September 30, 2019, respectively. The Company increased the allowance for loan and lease losses by $2.0 million and $5.1 million for the three and nine months ended September 30, 2018, respectively.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of September 30, 2019 and December 31, 2018, which excludes acquired impaired loans:

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$15,636	$16,653	$—
Residential real estate	2,246	2,356	—
Commercial and industrial	9,557	10,510	—
With an allowance recorded
Commercial real estate	8,435	9,246	2,728
Residential real estate	128	146	39
Commercial and industrial	17,174	18,353	6,795
Total impaired loans	$53,176	$57,264	$9,562

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$6,110	$7,693	$—
Residential real estate	1,886	1,858	—
Commercial and industrial	11,193	13,961	—
With an allowance recorded
Commercial real estate	5,873	6,313	2,191
Residential real estate	251	253	61
Commercial and industrial	10,601	11,153	4,397
Total impaired loans	$35,914	$41,231	$6,649

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the nine months ended as follows:

September 30, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,379	$761
Residential real estate	1,914	60
Commercial and industrial	11,889	482
With an allowance recorded
Commercial real estate	8,238	479
Residential real estate	207	7
Commercial and industrial	13,543	668
Total impaired loans	$45,170	$2,457

September 30, 2018	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,441	$232
Residential real estate	1,910	24
Construction, land development and other land	—	15
Commercial and industrial	8,018	194
With an allowance recorded
Commercial real estate	5,022	16
Residential real estate	330	3
Commercial and industrial	9,047	484
Installment and other	14	9
Total impaired loans	$33,782	$977

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2019 and December 31, 2018:

September 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,008,797	$608,106	$254,745	$1,034,730	$8,916	$179,954	$3,095,248
Watch	103,761	10,986	14,544	183,458	170	16	312,935
Special Mention	24,998	17,975	7,148	24,289	—	2,097	76,507
Substandard	26,297	2,627	—	41,336	1	595	70,856
Doubtful	—	—	—	—	—	522	522
Loss	—	—	—	—	—	—	—
Total	$1,163,853	$639,694	$276,437	$1,283,813	$9,087	$183,184	$3,556,068

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,009,041	$553,665	$147,123	$962,291	$9,997	$188,314	$2,870,431
Watch	76,276	29,522	31,376	112,996	3,302	80	253,552
Special Mention	17,602	5,656	3,071	34,314	—	1,794	62,437
Substandard	11,880	2,125	—	22,579	15	818	37,417
Doubtful	—	—	—	—	—	247	247
Loss	—	—	—	—	—	—	—
Total	$1,114,799	$590,968	$181,570	$1,132,180	$13,314	$191,253	$3,224,084

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2019 and December 31, 2018:

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$6,140	$2,449	$—	$12,186	$20,775	$1,143,078	$1,163,853
Residential real estate	632	501	—	2,092	3,225	636,469	639,694
Construction, land development, and other land	—	3,203	—	—	3,203	273,234	276,437
Commercial and industrial	9,136	1,018	—	24,592	34,746	1,249,067	1,283,813
Installment and other	12	—	—	1	13	9,074	9,087
Lease financing receivables	651	460	—	657	1,768	181,416	183,184
Total	$16,571	$7,631	$—	$39,528	$63,730	$3,492,338	$3,556,068

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$6,659	$2,145	$—	$9,484	$18,288	$1,096,511	$1,114,799
Residential real estate	4,488	711	—	1,815	7,014	583,954	590,968
Construction, land development, and other land	—	—	—	—	—	181,570	181,570
Commercial and industrial	5,829	1,376	—	13,932	21,137	1,111,043	1,132,180
Installment and other	1,932	4	—	12	1,948	11,366	13,314
Lease financing receivables	789	530	—	591	1,910	189,343	191,253
Total	$19,697	$4,766	$—	$25,834	$50,297	$3,173,787	$3,224,084

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of September 30, 2019 and December 31, 2018:

September 30, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,476	$1,476	$—	$179
Commercial and industrial	3	528	528	—	120
Residential real estate	2	200	200	—	—
Total accruing	10	2,204	2,204	—	299
Non-accruing:
Commercial real estate	8	3,650	3,473	177	553
Commercial and industrial	10	7,493	5,622	1,871	1,268
Residential real estate	1	113	113	—	—
Total non-accruing	19	11,256	9,208	2,048	1,821
Total troubled debt restructurings	29	$13,460	$11,412	$2,048	$2,120

December 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,508	$1,508	$—	$113
Commercial and industrial	2	191	191	—	100
Residential real estate	1	114	114	—	—
Total accruing	7	1,813	1,813	—	213
Non-accruing:
Commercial real estate	9	2,512	2,471	41	743
Commercial and industrial	6	6,714	4,843	1,871	1,290
Total non-accruing	15	9,226	7,314	1,912	2,033
Total troubled debt restructurings	22	$11,039	$9,127	$1,912	$2,246

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at September 30, 2019 and December 31, 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accruing:
Beginning balance	$1,529	$1,238	$1,813	$1,061
Additions	—	—	113	37
Net payments	(242)	(8)	(291)	(56)
Net transfers from (to) non-accrual	917	—	569	188
Ending balance	2,204	1,230	2,204	1,230
Non-accruing:
Beginning balance	7,834	5,776	7,314	1,570
Additions	2,893	1,667	4,321	7,123
Net payments	(540)	(84)	(1,266)	(1,002)
Charge-offs	(62)	—	(592)	(144)
Net transfers from (to) accrual	(917)	—	(569)	(188)
Ending balance	9,208	7,359	9,208	7,359
Total troubled debt restructurings	11,412	8,589	11,412	8,589

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2019 had a recorded investment of zero and $348,000, respectively. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2018 had a recorded investment of zero and $340,000, respectively.

At September 30, 2019 and December 31, 2018, the reserve for unfunded commitments was $1.3 million and $1.2 million, respectively. During the three and nine months ended September 30, 2019, the provision for unfunded commitments was $51,000 and $78,000, respectively. During the three and nine months ended September 30, 2018, the provision for unfunded commitments was $441,000 and $496,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$19,760	$21,587	$19,693	$21,400
Additions, net	1,789	1,533	4,340	5,681
Changes in fair value	(1,610)	(2,446)	(4,094)	(6,407)
Ending balance	$19,939	$20,674	$19,939	$20,674

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Loan portfolios serviced for:
SBA guaranteed loans	$1,197,725	$1,151,915
USDA guaranteed loans	117,478	106,184
Total	$1,315,203	$1,258,099

Loan servicing revenue totaled $2.7 and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. Loan servicing revenue totaled $7.9 and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in downward valuations of $1.6 and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. Loan servicing asset revaluation resulted in downward valuations of $4.1 and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$8,070	$6,402	$5,314	$10,626
Acquisitions of OREO through business combination	—	—	2,201	—
Net additions to OREO	1,840	307	3,916	1,527
Proceeds from sales of OREO	(1,391)	(2,008)	(2,722)	(7,130)
Gains (losses) on sales of OREO	38	489	11	380
Valuation adjustments	(26)	(299)	(189)	(512)
Ending balance	$8,531	$4,891	$8,531	$4,891

At September 30, 2019 and December 31, 2018, the balance of real estate owned included $688,000 and $838,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.9 million and $2.3 million, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $183,000 for the nine months ended September 30, 2019. There were no internally financed sales of OREO for the three months ended September 30, 2019. Proceeds from internally financed sales of OREO were $444,000 for the nine months ended September 30, 2018. There were no internally financed sales of OREO for the three months ended September 30, 2018.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$128,177	$30,360	$3,059	$54,562	$16,720	$—
Additions	17,461	6,220	—	72,974	19,060	3,216
Amortization	—	(5,534)	(200)	—	(3,685)	(89)
Ending balance	$145,638	$31,046	$2,859	$127,536	$32,095	$3,127
Accumulated amortization	N/A	$24,420	$358	N/A	$17,151	89
Weighted average remaining amortization period	N/A	6.7 Years	10.7 Years	N/A	7.1 Years	11.7 Years

	Three Months Ended September 30,
	2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$145,638	$32,982	$2,926	$127,536	$33,917	$3,194
Additions	—	—	—	—	—	—
Amortization	—	(1,936)	(67)	—	(1,822)	(67)
Ending balance	$145,638	$31,046	$2,859	$127,536	$32,095	$3,127
Accumulated amortization	N/A	$24,420	$358	N/A	$17,151	89
Weighted average remaining amortization period	N/A	6.7 Years	10.7 Years	N/A	7.1 Years	11.7 Years

The Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the Oak Park River Forest and First Evanston acquisitions. Please refer to Note 3—Acquisitions for further details.

The following table presents the estimated amortization expense for core deposit intangible, customer relationship intangible, and other intangible assets recognized at September 30, 2019:

Estimated Amortization
2019	$2,002
2020	7,577
2021	7,012
2022	6,440
2023	4,336
Thereafter	6,538
Total	$33,905

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

The effective tax rate for the nine months ended September 30, 2019 and 2018 was 27.7% and 24.4%, respectively. The Company recorded discrete income tax benefit of $64,000 and $362,000 related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2019 and 2018, respectively. The current effective tax rate reflects the passage of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. The Company recorded an additional discrete income tax benefit of $724,000 during the first quarter of 2018. This adjustment includes the impact of the federal income tax rate decrease due to the Tax Act (enacted on December 22, 2017) on our net deferred tax assets.

Net deferred tax assets decreased to $33.4 million at September 30, 2019 compared to $35.6 million at December 31, 2018. The net decrease in the total net deferred tax assets recorded as of September 30, 2019 was a result of $4.9 million in net deferred tax assets added related to the acquisition of Oak Park River Forest, offset by a decrease in net deferred tax assets related to unrealized losses on available-for-sale securities and utilization of operating loss carryforwards during the period.

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Non-interest-bearing demand deposits	$1,221,431	$1,192,873
Interest-bearing checking accounts	372,049	296,339
Money market demand accounts	745,154	640,401
Other savings	471,878	476,418
Time deposits (below $250,000)	966,866	911,603
Time deposits ($250,000 and above)	302,936	232,282
Total deposits	$4,080,314	$3,749,916

Time deposits of $250,000 or more included $81.0 million and $50.0 million of brokered deposits at September 30, 2019 and December 31, 2018, respectively.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Federal Home Loan Bank advances	$506,000	$425,000
Weighted average cost	2.05%	2.56%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2019, fixed-rate advances totaled $506.0 million with interest rates ranging from 2.04% to 2.08% and maturities ranging from October 2019 to December 2019. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. At September 30, 2019 and December 31, 2018, the Bank has additional borrowing capacity from the FHLB of $1.4 billion and $1.3 billion, respectively, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedging Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$32,290	$34,166
Line of credit	—	—
Total	$32,290	$34,166

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). The line of credit matured on October 10, 2019 and carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election. On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020. The amended revolving line of credit bears interest at either the LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2019 and December 31, 2018, the line of credit had no outstanding balance, therefore an interest rate option has not been selected.

On April 30, 2019, the Company drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option, which was the interest rate option at the time of the draw. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. The Company repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Federal Reserve Bank of Chicago discount window line	$419,086	$293,613
Available federal funds lines	105,000	55,000

Note 14—Junior Subordinated Debentures

At September 30, 2019 and December 31, 2018, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2019	Aggregate Principal Amount December 31, 2018	Stated Maturity	Contractual Rate at September 30, 2019	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.93%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	3.90%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	46,500
Discount	(9,293)	(9,732)
Total liability, at carrying value	$37,207	$36,768

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (4.93% and 5.58% at September 30, 2019 and December 31, 2018, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $69,000 and $84,000 as of September 30, 2019 and December 31, 2018, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at September 30, 2019 and December 31, 2018), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of September 30, 2019 or December 31, 2018.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisitions for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (3.90% and 4.57% at September 30, 2019 and December 31, 2018, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $17,000 and $21,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The minimum annual rental commitments for operating leases subsequent to September 30, 2019, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2019	$1,166
2020	4,455
2021	3,798
2022	2,230
2023	1,294
Thereafter	3,303
Total	$16,246

The Company’s rental expenses for the nine months ended September 30, 2019 and 2018 were $4.2 million. Rental expenses for the three months ended September 30, 2019 and 2018 were $1.4 million. During the nine months ended September 30, 2019 and 2018, the Company received $560,000 and $569,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. Sublease income for the three months ended September 30, 2019 and 2018 was $190,000 and $223,000, respectively. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion. As of September 30, 2019, there was no remaining contract termination balance.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$51,101	$930,778	$981,879	$74,099	$928,991	$1,003,090
Letters of credit	784	39,724	40,508	1,982	34,071	36,053
Total	$51,885	$970,502	$1,022,387	$76,081	$963,062	$1,039,143

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 2.02% to 10.25% and maturities up to 2048.

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

Servicing assets—Fair value is based on a loan-by-loan basis taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. The valuation methodology utilized for the servicing assets begins with generating estimated future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows are then calculated utilizing market-based discount rate assumptions.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
September 30, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$42,842	$42,842	$—	$—
U.S. Government agencies	177,858	—	177,858	—
Obligations of states, municipalities, and political subdivisions	98,602	—	98,407	195
Mortgage-backed securities; residential
Agency	329,010	—	329,010	—
Non-Agency	120,060	—	120,060	—
Mortgage-backed securities; commercial
Agency	152,033	—	152,033	—
Non-Agency	31,500	—	31,500	—
Corporate securities	47,194	—	47,194	—
Other securities	32,834	—	32,834	—
Equity and other securities, at fair value
Mutual funds	2,944	2,944	—	—
Equity securities	4,704	—	4,008	696
Servicing assets	19,939	—	—	19,939
Derivative assets	10,288	—	10,288	—
Financial liabilities
Derivative liabilities	11,093	—	11,093	—

		Fair Value Measurements Using
December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$52,667	$52,667	$—	$—
U.S. Government agencies	186,498	—	186,498	—
Obligations of states, municipalities, and political subdivisions	60,233	—	60,038	195
Mortgage-backed securities; residential
Agency	272,963	—	272,963	—
Non-Agency	83,621	—	83,621	—
Mortgage-backed securities; commercial
Agency	90,434	—	90,434	—
Non-Agency	30,458	—	30,458	—
Corporate securities	34,173	—	34,173	—
Other securities	6,609	2,844	3,074	691
Servicing assets	19,693	—	—	19,693
Derivative assets	10,740	—	10,740	—
Financial liabilities
Derivative liabilities	4,243	—	4,243	—

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

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 and 2018.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2019	2018	2019	2018
	Investment Securities		Servicing Assets
Balance, beginning of period	$886	$1,052	$19,693	$21,400
Acquired assets at fair value	—	314	—	—
Additions, net	—	—	4,340	5,680
Amortization	4	4	—	—
Change in unrealized gain	1	11	—	—
Change in fair value	—	—	(4,094)	(6,406)
Balance, end of period	$891	$1,381	$19,939	$20,674

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2019:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Obligations of states, municipalities, and political obligations	Discounted cash flow	Probability of default	2.4%	2.4%	Decrease
Single issuer trust preferred	Discounted cash flow	Probability of default	4.9%—5.4%	5.8%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.7%—21.9%	13.7%	Decrease
		Discount rate	4.8%—24.0%	12.2%	Decrease
		Expected weighted average loan life	0.1—9.5 years	4.5 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
September 30, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$21,343	$—	$—	$21,343
Residential real estate	2,335	—	—	2,335
Commercial and industrial	19,936	—	—	19,936
Assets held for sale	15,472	—	—	15,472
Other real estate owned	8,531	—	—	8,531

		Fair Value Measurements Using
December 31, 2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$9,792	$—	$—	$9,792
Residential real estate	2,076	—	—	2,076
Commercial and industrial	17,397	—	—	17,397
Assets held for sale	14,489	—	—	14,489
Other real estate owned	5,314	—	—	5,314

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2019		2018
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$75,275	$75,275	$30,190	$30,190
Interest bearing deposits with other banks	2	33,564	33,564	91,670	91,670
Securities held-to-maturity	2	4,417	4,503	99,266	97,739
Other restricted stock	2	24,331	24,331	19,202	19,202
Loans held for sale	3	7,176	7,922	19,827	21,654
Loans and lease receivables, net (less impaired loans at fair value(1)	3	3,755,891	3,677,608	3,447,160	3,407,652
Accrued interest receivable	3	13,013	13,013	10,863	10,863
Financial liabilities
Non-interest-bearing deposits	2	1,221,431	1,221,431	1,192,873	1,192,873
Interest-bearing deposits	2	2,858,883	2,867,646	2,557,043	2,554,329
Accrued interest payable	2	4,778	4,778	3,484	3,484
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	506,000	506,000	425,000	425,000
Securities sold under repurchase agreement	2	32,290	32,290	34,166	34,166
Junior subordinated debentures	3	37,207	42,496	36,768	42,351

(1)

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and lease receivables, net (less impaired loans at fair value) as of September 30, 2019 was measured using an exit price notion. The fair value as of December 31, 2018 was measured using an entry price notion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17—Derivative Instruments and Hedge Activities

The Company recognizes derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$—	$—	$—	$250,000	$6,699	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	296,656	10,288	11,076	294,545	4,041	4,237
Other credit derivatives	9,519	—	17	4,424	—	6
Total derivatives	$306,175	$10,288	$11,093	$548,969	$10,740	$4,243

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of December 31, 2018. There were no cash flow hedges outstanding at September 30, 2019. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date. As of September 30, 2019, the remaining balance in accumulated other comprehensive income was $378,000, which will be amortized over the original life of the cash flow hedge.

Interest recorded on these swap transactions reduced FHLB interest expense by $364,000 and $428,000 during the three months ended September 30, 2019 and 2018, respectively, and is reported as a component of interest expense on FHLB advances. Interest recorded on these swap transactions reduced FHLB interest expense by $1.6 million and $863,000 during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company estimates $85,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2019			September 30, 2018
	Amount of Loss Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$(5,484)	$1,643	$—	$6,702	$863	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Other interest rate derivatives—The total combined notional amount was $296.7 million as of September 30, 2019 with maturities ranging from April 2020 to January 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2019 and 2018, there were $170,000 and $230,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2019 and 2018, there were $886,000 and $1.2 million of transaction fees, respectively, related to these derivative instruments.

The following table reflects other interest rate derivatives as of September 30, 2019:

Notional amounts	$296,656
Derivative assets fair value	10,288
Derivative liabilities fair value	11,076
Weighted average pay rates	4.74%
Weighted average receive rates	4.37%
Weighted average maturity	6.8 years

Other credit derivatives—The total notional amount was $9.5 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income. The credit valuation adjustment (“CVA”) related to the other credit derivatives resulted in a decrease to other non-interest income of $7,000 and $1,000 during the three months ended September 30, 2019 and 2018, respectively. There were $73,000 and $35,000 of transaction fees included in non-interest income related to these derivative instruments during the three months ended September 30, 2019 and 2018, respectively. The CVA related to the other credit derivatives resulted in a decrease to other non-interest income of $11,000 and $4,000 during the nine months ended September 30, 2019 and 2018, respectively. There were $73,000 and $61,000 of transaction fees included in non-interest income related to these derivative instruments during the nine months ended September 30, 2019 and 2018, respectively.

The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.

Credit risk—Derivative instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities. The CVA is a fair value adjustment to the derivative to account for this risk. During the three months ended September 30, 2019, the CVA resulted in a decrease to non-interest income of $219,000. During the three months ended September 30, 2018, CVA resulted in an increase to non-interest income of $13,000. During the nine months ended September 30, 2019 and 2018, the CVA resulted in a decrease to non-interest income of $592,000 and $25,000, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2019		December 31, 2018
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$10,288	$11,093	$10,740	$4,243
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$10,288	$11,093	$10,740	$4,243
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1)	(1)	(2,823)	(2,823)
Collateral posted	(10,287)	(11,092)	(7,917)	(1,317)
Net credit exposure	$—	$—	$—	$103

For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 18 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2019, there were 1,186,226 shares available for future grants under the Omnibus Plan.

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

During 2019, the Company granted 192,199 shares of restricted common stock, par value $0.01 per share. Of this total, 115,496 restricted shares will vest ratably over four years on each anniversary of the grant date, 54,147 restricted shares will vest ratably over three years on each anniversary of the grant date, 683 restricted shares will vest on the first anniversary of the grant date, and 898 share have vested, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the nine months ended September 30, 2019:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2019	196,480	$21.66
Granted	192,199	18.70
Vested	(37,310)	22.01
Forfeited	(27,880)	19.75
Ending balance outstanding at September 30, 2019	323,489	$20.03

A total of 37,310 restricted shares vested during the nine months ended September 30, 2019. The fair value of restricted shares that vested during the nine months ended September 30, 2019 was $699,000. A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Total share-based compensation - restricted stock	$1,357	$638
Income tax benefit	378	178
Unrecognized compensation expense	4,917	3,379
Weighted-average amortization period remaining	2.8 years	3.1 years

The fair value of the unvested restricted stock awards at September 30, 2019 was $5.8 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,449,072 shares remain outstanding under the BYB Plan at September 30, 2019.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2019:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	1,598,872	$11.84	$7,713	6.6
Exercised	(89,000)	16.25	$253
Forfeited	(60,800)	16.25
Ending balance outstanding at September 30, 2019	1,449,072	$11.38	$9,420	5.6
Exercisable at September 30, 2019	1,411,572	$11.25	$9,359	5.6

A total of 89,000 stock options were exercised during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, proceeds from the exercise of stock options were $1.4 million and related tax benefit was $70,000. A total of 148,748 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $1.7 million and related tax benefit was $449,000. No stock options vested during the nine months ended September 30, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Total share-based compensation (benefit) - stock options	$(119)	$510
Income tax benefit (expense)	(33)	142
Unrecognized compensation expense - stock options	21	209
Weighted-average amortization period remaining	0.5 years	1.2 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2019:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	624,383	$11.31	$3,339	5.2
Granted	—
Expired	—
Exercised	(81,182)	11.24	$677
Forfeited	—
Ending balance outstanding at September 30, 2019	543,201	$11.32	$3,561	4.5
Exercisable at September 30, 2019	543,201	$11.32	$3,561	4.5

A total of 81,182 stock options were exercised during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, proceeds from the exercise of stock options were $912,000 and related tax benefit was $189,000. A total of 56,404 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $601,000 and related tax benefit was $168,000.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,992,273 and 2,312,294 shares of common stock were outstanding as of September 30, 2019 and 2018, respectively. There were 323,489 and 194,455 restricted stock awards outstanding at September 30, 2019 and 2018, respectively.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,342	$14,536	$41,150	$24,072
Less: Dividends on preferred shares	196	196	587	587
Net income available to common stockholders	$15,146	$14,340	$40,563	$23,485
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,831,356	36,042,914	37,094,083	32,341,087
Incremental shares	655,824	915,295	724,785	947,570
Weighted-average common stock outstanding (dilutive)	38,487,180	36,958,209	37,818,868	33,288,657
Basic earnings per common share	$0.40	$0.40	$1.09	$0.73
Diluted earnings per common share	$0.39	$0.39	$1.07	$0.71

Note 20—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,169,126	36,343,239
Shares outstanding	38,169,126	36,343,239

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

For the three months ended September 30, 2019 and 2018, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the nine months ended September 30, 2019 and 2018, the Company declared and paid dividends on the Series B preferred stock of $587,000.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at September 30, 2019.

Note 21—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	4,213	(10,725)	(6,512)
Balance, September 30, 2018	$7,813	$(20,175)	$(12,362)

Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Cumulative-effect adjustment (ASU 2016-01)	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(5,142)	17,041	11,899
Balance, September 30, 2019	$(379)	$1,340	$961

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. Following our acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) in October 2016, we also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended September 30, 2019. Following our acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of September 30, 2019, we had consolidated total assets of $5.4 billion, total gross loans and leases outstanding of $3.8 billion, total deposits of $4.1 billion, and total stockholders’ equity of $735.9 million.

Ridgestone Acquisition

On October 14, 2016, we completed the acquisition of Ridgestone under the terms of a definitive merger agreement. As of the acquisition date, Ridgestone had $447.4 million in assets, including $347.3 million of loans, $14.7 million of loans held for sale, $27.2 million of securities, $21.5 million of servicing assets and total deposits of $358.7 million. Ridgestone’s loan portfolio was primarily comprised of the retained unguaranteed portion of U.S. government guaranteed loans as a participant in the SBA and USDA (together, “U.S. government guaranteed”) lending programs.

First Evanston Acquisition

On May 31, 2018, we completed the acquisition of First Evanston under the terms of a definitive merger agreement. As a result of the merger, First Evanston’s wholly owned bank subsidiary, First Bank & Trust, was merged with and into Byline Bank. As of the acquisition date, First Evanston had $1.1 billion in assets, including $932.4 million of loans, $128.1 million of securities, and total deposits of $1.0 billion.

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

Oak Park River Forest Acquisition

On April 30, 2019, we completed the acquisition of Oak Park River Forest Bankshares, Inc. (“Oak Park River Forest”), the parent company of Community Bank of Oak Park River Forest, under the terms of a definitive merger agreement. As a result of the merger, Oak Park River Forest’s wholly owned bank subsidiary, Community Bank of Oak Park River Forest, was merged with and into Byline Bank. As of the acquisition date, Oak Park River Forest had $329.8 million in assets, including $30.5 million of securities, $274.7 million of loans, and $290.2 million of deposits.

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

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, which occurred in June 2013, our branch network has been reduced from 88 to 61, including eight branches added through the First Evanston acquisition and three branches added through the Oak Park River Forest acquisition. During 2018 and 2019, we consolidated seven branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. Additionally, this quarter we identified another three branches that we believe can be consolidated and one that we believe can be repurposed with minimal customer impact, service levels, and overall convenience. We expect these activities to occur during the first quarter of 2020. We expect to record a one-time charge of approximately $817,000 and to generate $1.2 million in annual cost savings as a result of this consolidation, a portion of which we will look to reinvest back into the business.

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

Acquired Loans and Leases

Acquired loans and leases are recorded at fair value as of the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either acquired impaired or acquired non‑impaired. Acquired impaired loans reflect evidence of credit deterioration since origination for which it is probable that all contractually required principal and interest will not be collected by us. Subsequent to acquisition, we periodically update for changes in cash flow expectations, which are reflected in interest income over the life of the loan as accretable yield. Any subsequent decreases in expected cash flow attributable to credit deterioration are recognized by recording a provision for loan losses.

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

Servicing Assets

Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2019, included in this report, for additional information.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2019, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Our third quarter 2019 results reflect growth in net interest income, primarily driven by the Oak Park River Forest acquisition, organic loan and lease growth, and security purchases. Net interest margin decreased to 4.62% for the third quarter of 2019, compared to 4.73% for the third quarter of 2018. The decrease was primarily due to increased interest expense due to the Oak Park River Forest acquisition, increased rates paid on time deposits, and increased costs on FHLB advances. This was partially offset by increased interest income due to an increase in earning assets as a result of the acquisition, organic loan and lease growth, and security purchases. Our total revenues increased by $9.1 million, or 14.4%, compared to the third quarter of 2018, primarily driven by the acquired Oak Park River Forest loan portfolio, loan and lease originations, and increased loan and lease yields.

Selected Financial Data

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Summary of Operations
Net interest income	$57,838	$52,593	$162,371	$125,344
Provision for loan and lease losses	5,931	5,842	16,321	14,913
Non-interest income	14,806	10,902	40,977	36,236
Non-interest expense	45,448	37,715	130,081	114,808
Income before provision for income taxes	21,265	19,938	56,946	31,859
Provision for income taxes	5,923	5,402	15,796	7,787
Net income	15,342	14,536	41,150	24,072
Dividends on preferred shares	196	196	587	587
Income available to common stockholders	$15,146	$14,340	$40,563	$23,485
Earnings per Common Share
Basic earnings per common share	$0.40	$0.40	$1.09	$0.73
Diluted earnings per common share	$0.39	$0.39	$1.07	$0.71
Adjusted diluted earnings per share(2)(3)	$0.41	$0.40	$1.20	$0.93
Weighted-average common shares outstanding (basic)	37,831,356	36,042,914	37,094,083	32,341,087
Weighted-average common shares outstanding (diluted)	38,487,180	36,958,209	37,818,868	33,288,657
Common shares outstanding	38,169,126	36,279,600	38,169,126	36,279,600
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.62%	4.73%	4.52%	4.56%
Cost of deposits	0.94%	0.64%	0.91%	0.54%
Efficiency ratio(1)	59.81%	56.41%	61.15%	68.70%
Adjusted efficiency ratio(1)(2)(3)(5)	58.17%	55.62%	57.87%	61.73%
Non-interest expense to average assets	3.32%	3.11%	3.33%	3.82%
Adjusted non-interest expense to average assets(2)(3)	3.23%	3.07%	3.16%	3.45%
Return on average stockholders' equity	8.34%	9.22%	7.91%	6.01%
Adjusted return on average stockholders' equity(2)(3)(5)	8.78%	9.47%	8.86%	7.90%
Return on average assets	1.12%	1.20%	1.05%	0.80%
Adjusted return on average assets(2)(3)(5)	1.18%	1.23%	1.18%	1.05%
Non-interest income to total revenues(2)	20.38%	17.17%	20.15%	22.43%
Pre-tax pre-provision return on average assets(2)	1.98%	2.13%	1.87%	1.56%
Adjusted pre-tax pre-provision return on average assets(2)	2.07%	2.17%	2.04%	1.93%
Return on average tangible common stockholders' equity(2)	12.22%	13.81%	11.66%	8.51%
Adjusted return on average tangible common stockholders' equity(2)(3)(5)	12.82%	14.16%	12.94%	10.96%
Non-interest-bearing deposits to total deposits	29.93%	31.42%	29.93%	31.42%
Loans and leases held for sale and loans and leases held for investment to total deposits	94.07%	92.62%	94.07%	92.62%
Deposits to total liabilities	86.77%	87.25%	86.77%	87.25%
Deposits per branch	$66,890	$63,403	$66,890	$63,403
Tangible book value per common share(2)	$14.30	$12.59	$14.30	$12.59
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	1.09%	0.87%	1.09%	0.87%
ALLL to total loans and leases held for investment, net before ALLL	0.82%	0.68%	0.82%	0.68%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.56%	0.25%	0.36%	0.40%
Acquisition accounting adjustments(4)	$31,053	$42,375	$31,053	$42,375
Capital Ratios
Common equity to total assets	13.34%	12.60%	13.34%	12.60%
Tangible common equity to tangible assets(2)	10.38%	9.60%	10.38%	9.60%
Leverage ratio	11.14%	10.78%	11.14%	10.78%
Common equity tier 1 capital ratio	12.12%	11.26%	12.12%	11.26%
Tier 1 capital ratio	13.43%	12.71%	13.43%	12.71%
Total capital ratio	14.19%	13.37%	14.19%	13.37%

(1)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(2)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining net unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(5)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates.

We reported consolidated net income of $15.3 million for the three months ended September 30, 2019, compared to net income of $14.5 million for the three months ended September 30, 2018, an increase of $806,000. The increase in net income was primarily attributable to a $5.2 million increase in net interest income and a $3.9 increase in non-interest income, offset by a $7.7 million increase in non-interest expense, a $521,000 increase in provision for income taxes, and an $89,000 increase in provision for loan and lease losses. The increase in net interest income during the three months ended September 30, 2019 was a primarily a result of the acquisition and organic loan and lease growth, offset by increases in interest-bearing deposits cost during the current period. The increase in non-interest income was primarily driven by an increase in net gains on sale of loans. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $3.2 million due to organizational growth and a result of the most recent acquisition, an increase in legal, audit and other professional fees of $1.7 million due to increased professional services engagements, and an increase in data processing of $1.3 million due to expenses incurred related to the Oak Park River Forest core system conversion. The increase in provision for income taxes was primarily driven by an increase in net income before provision for income taxes during the period. The increase in provision for loan and lease losses reflects the growth in our loan portfolio, particularly the unguaranteed portion of U.S. government guaranteed loans, the migration of the acquired portfolio into the originated portfolio, and increases to our general reserves.

Net income available to common stockholders was $15.1 million or $0.40 per basic and $0.39 per diluted common share for the three months ended September 30, 2019, compared to $14.3 million or $0.40 per basic and $0.39 per diluted common share for the three months ended September 30, 2018. Dividends on preferred shares were $196,000 for the three months ended September 30, 2019 and 2018.

Our annualized return on average assets was 1.12% for the three months ended September 30, 2019, compared to 1.20% for the three months ended September 30, 2018. Our annualized return on average stockholders’ equity was 8.34% for the three months ended September 30, 2019, compared to 9.22% for the three months ended September 30, 2018. Our efficiency ratio was 59.81% for the three months ended September 30, 2019, compared to 56.41% for the three months ended September 30, 2018.

We reported consolidated net income of $41.2 million for the nine months ended September 30, 2019, compared to net income of $24.1 million for the nine months ended September 30, 2018, an increase of $17.1 million. The increase in net income was primarily attributable to a $37.0 million increase in net interest income and a $4.7 million increase in non-interest income, offset by a $15.3 million increase in non-interest expense, an $8.0 million increase in provision for income taxes, and a $1.4 million increase in provision for loan and lease losses. The increase in net interest income during the nine months ended September 30, 2019 was primarily a result of the Oak Park River Forest acquisition, organic loan and lease growth, and security purchases, offset by increases in the costs of interest-bearing deposits and increases in average FHLB advances during the current period. The increase in non-interest income was primarily driven by a decreased downward loan servicing asset revaluation, security sales during the period, an increase in the fair value of equity securities, net, and the acquisition. The increase in non-interest expense was primarily due to additional costs associated with the acquisitions, primarily salaries and employee benefits, partially offset by a decrease in data processing of $4.3 million due to the core system conversion charges incurred in the second quarter of 2018. The increase in provision for income taxes was primarily driven by an increase in net income before provision for income taxes during the period. The increase in provision for loan and lease losses was primarily driven by increases in the general reserves driven by loan and lease originations.

Net income available to common stockholders was $40.6 million or $1.09 per basic and $1.07 per diluted common share for the nine months ended September 30, 2019, compared to $23.5 million or $0.73 per basic and $0.71 per diluted common share for the nine months ended September 30, 2018. Dividends on preferred shares were $587,000 for the nine months ended September 30, 2019 and 2018.

Our annualized return on average assets was 1.05% for the nine months ended September 30, 2019, compared to 0.80% for the nine months ended September 30, 2018. Our annualized return on average stockholders’ equity was 7.91% for the nine months ended September 30, 2019, compared to 6.01% for the nine months ended September 30, 2018. Our efficiency ratio was 61.15% for the nine months ended September 30, 2019, compared to 68.70% for the nine months ended September 30, 2018.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and the acquisitions of Ridgestone, First Evanston, and Oak Park River Forest, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2019, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 7.2% of our total loan portfolio, compared to 8.0% at December 31, 2018.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$34,225	$252	2.93%	$107,555	$368	1.36%
Loans and leases(1)	3,860,770	63,391	6.51%	3,387,569	55,045	6.45%
Taxable securities	996,750	6,900	2.75%	860,081	5,323	2.46%
Tax-exempt securities(2)	76,161	486	2.53%	55,656	337	2.40%
Total interest-earning assets	$4,967,906	$71,029	5.67%	$4,410,861	$61,073	5.49%
Allowance for loan and lease losses	(32,246)			(21,557)
All other assets	500,102			420,635
TOTAL ASSETS	$5,435,762			$4,809,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$358,185	$524	0.58%	$316,394	$384	0.48%
Money market accounts	735,724	1,917	1.03%	618,213	1,200	0.77%
Savings	475,417	114	0.10%	479,837	148	0.12%
Time deposits	1,270,050	7,063	2.21%	1,084,550	4,239	1.55%
Total interest-bearing deposits	2,839,376	9,618	1.34%	2,498,994	5,971	0.95%
Federal Home Loan Bank advances	530,055	2,771	2.07%	394,588	1,723	1.73%
Other borrowed funds	70,080	802	4.54%	61,582	786	5.06%
Total borrowings	600,135	3,573	2.36%	456,170	2,509	2.18%
Total interest-bearing liabilities	$3,439,511	$13,191	1.52%	$2,955,164	$8,480	1.14%
Non-interest-bearing demand deposits	1,223,556			1,175,523
Other liabilities	42,914			53,631
Total stockholders’ equity	729,781			625,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,435,762			$4,809,939
Net interest spread(3)			4.15%			4.35%
Net interest income		$57,838			$52,593
Net interest margin(4)			4.62%			4.73%

Net loan accretion impact on margin		$7,703	0.62%		$8,259	0.74%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

	Nine Months Ended September 30,
	2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$45,327	$798	2.35%	$71,607	$648	1.21%
Loans and leases(1)	3,719,323	177,298	6.37%	2,771,274	128,326	6.19%
Taxable securities	966,449	19,546	2.70%	794,261	14,342	2.41%
Tax-exempt securities(2)	66,635	1,257	2.52%	40,065	740	2.47%
Total interest-earning assets	$4,797,734	$198,899	5.54%	$3,677,207	$144,056	5.24%
Allowance for loan and lease losses	(28,626)			(19,085)
All other assets	457,383			358,793
TOTAL ASSETS	$5,226,491			$4,016,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$328,558	$1,390	0.57%	$244,088	$546	0.30%
Money market accounts	682,020	5,166	1.01%	478,607	2,352	0.66%
Savings	474,815	371	0.10%	457,179	308	0.09%
Time deposits	1,248,258	20,073	2.15%	895,502	9,008	1.34%
Total interest-bearing deposits	2,733,651	27,000	1.32%	2,075,376	12,214	0.79%
Federal Home Loan Bank advances	463,645	7,044	2.03%	367,098	4,441	1.62%
Other borrowed funds	71,568	2,484	4.64%	58,585	2,057	4.70%
Total borrowings	535,213	9,528	2.38%	425,683	6,498	2.04%
Total interest-bearing liabilities	$3,268,864	$36,528	1.49%	$2,501,059	$18,712	1.00%
Non-interest-bearing demand deposits	1,221,375			938,423
Other liabilities	40,705			42,257
Total stockholders’ equity	695,547			535,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,226,491			$4,016,915
Net interest spread(3)			4.05%			4.24%
Net interest income		$162,371			$125,344
Net interest margin(4)			4.52%			4.56%

Net loan accretion impact on margin		$17,772	0.50%		$14,199	0.52%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

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

	Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(541)	$425	$(116)
Loans and leases(1)	7,834	512	8,346
Taxable securities	947	630	1,577
Tax-exempt securities	131	18	149
Total interest income	$8,371	$1,585	$9,956
Interest expense
Deposits
Interest checking	$61	$79	$140
Money market accounts	311	406	717
Savings	(10)	(24)	(34)
Time deposits	1,020	1,804	2,824
Total interest-bearing deposits	1,382	2,265	3,647
Federal Home Loan Bank advances	710	338	1,048
Other borrowed funds	97	(81)	16
Total borrowings	807	257	1,064
Total interest expense	$2,189	$2,522	$4,711
Net interest income	$6,182	$(937)	$5,245

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2019 was $57.8 million compared to $52.6 million during the same period in 2018, an increase of $5.2 million or 10.0%. Interest income increased $10.0 million for the three months ended September 30, 2019 compared to the same period in 2018, and was primarily a result of an increase in loans as a result of the Oak Park River Forest acquisition, organic loan and lease growth, an increase in the securities portfolio, and an increase in average yield on loans and leases. Interest expense increased by $4.7 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to deposits assumed as a result of the Oak Park River Forest acquisition, an increase in FHLB advances to fund organic growth, and increased interest expense on time deposits and FHLB advances resulting from higher market interest rates.

	Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(460)	$610	$150
Loans and leases(1)	45,241	3,731	48,972
Taxable securities	3,481	1,723	5,204
Tax-exempt securities	502	15	517
Total interest income	$48,764	$6,079	$54,843
Interest expense
Deposits
Interest checking	$351	$493	$844
Money market accounts	1,561	1,253	2,814
Savings	29	34	63
Time deposits	5,640	5,425	11,065
Total interest-bearing deposits	7,581	7,205	14,786
Federal Home Loan Bank advances	1,477	1,126	2,603
Other borrowed funds	453	(26)	427
Total borrowings	1,930	1,100	3,030
Total interest expense	$9,511	$8,305	$17,816
Net interest income	$39,253	$(2,226)	$37,027

(1)	Includes loans and leases on non-accrual status.

Net interest income for the nine months ended September 30, 2019 was $162.4 million compared to $125.3 million during the same period in 2018, an increase of $37.0 million or 29.5%. The increase in interest income of $54.8 million was primarily a result of an increase in loans as a result of the acquisitions, organic loan and lease growth, an increase in average yield on loans and leases, and an increase in the securities portfolio. Interest expense increased by $17.8 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to deposits assumed as a result of the acquisitions, increased FHLB advances to fund organic growth, and increased interest cost of interest-bearing deposits and FHLB advances resulting from higher market interest rates.

The net interest margin for the three months ended September 30, 2019 was 4.62%, a decrease of 11 basis points compared to 4.73% for the three months ended September 30, 2018. The primary driver of the decrease for the three month period was increased average interest-bearing deposit costs resulting from increased market interest rates and increased costs of time deposits, partially offset by increases in average loan and lease yields resulting from the acquisitions. The net interest margin for the nine months ended September 30, 2019 was 4.52%, a decrease of four basis points compared to 4.56% for the nine months ended September 30, 2018. The primary driver of the decrease for the nine month period was increased average interest-bearing deposit costs resulting from increased market interest rates and increased costs on FHLB advances, partially offset by increases in average loan and lease yields and loan accretion income resulting from the acquisitions and increased interest rates on variable rate loans. Net loan accretion income was $7.7 million for the three months ended September 30, 2019, compared to $8.3 million for the three months ended September 30, 2018. Net loan accretion income was $17.8 million for the nine months ended September 30, 2019, compared to $14.2 million for the nine months ended September 30, 2018. Total net loan accretion on acquired loans contributed 62 basis points to the net interest margin for the three months ended September 30, 2019, compared to 74 basis points for the three months ended September 30, 2018. Total net loan accretion on acquired loans contributed 50 basis points to the net interest margin for the nine months ended September 30, 2019, compared to 52 basis points for the nine months ended September 30, 2018.

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

Provisions for loan and lease losses were $5.9 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $89,000 or 1.5%. Provisions for loan and lease losses were $16.3 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1.4 million or 9.4%. These increases reflect the growth in our loan portfolio, particularly the unguaranteed portion of U.S. government guaranteed loans, the migration of the acquired portfolio into the originated portfolio, and increases to our general reserves. The ALLL as a percentage of loans and leases increased from 0.72% at December 31, 2018 to 0.82% at September 30, 2019.

Non-Interest Income

Non-interest income was $14.8 million for the three months ended September 30, 2019, compared to $10.9 million for the three months ended September 30, 2018, an increase of $3.9 million or 35.8%. The increase was primarily due to an increase in net gains on sales of U.S. government guaranteed loans due to increased sales volume during the quarter, and a reduction in loan servicing asset revaluation due to changes in fair value of the servicing asset as a result of changes in prepayment speeds.
Non-interest income was $41.0 million for the nine months ended September 30, 2019, compared to $36.2 million for the nine months ended September 30, 2018, an increase of $4.7 million or 13.1%. The increase was primarily due to a reduction in loan servicing asset revaluation due to changes in fair value of the servicing asset as a result of changes to valuation assumptions, security sales during the period, an increase in the fair value of equity securities, net, wealth management and trust income as a result of the First Evanston acquisition, and an increase in net gains on sales of U.S. government guaranteed loans primarily due to increased average premiums during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fees and service charges on deposits	$1,612	$1,825	$4,823	$4,593
Loan servicing revenue	2,692	2,622	7,861	7,605
Loan servicing asset revaluation	(1,610)	(2,446)	(4,094)	(6,407)
ATM and interchange fees	973	1,540	2,635	3,303
Net gain on sales of securities available-for-sale	178	—	1,151	4
Change in fair value of equity securities, net	(15)	—	1,035	—
Net gains on sales of loans	9,405	5,015	23,110	22,214
Wealth management and trust income	653	674	1,874	866
Other non-interest income	918	1,672	2,582	4,058
Total non-interest income	$14,806	$10,902	$40,977	$36,236

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other charges. Fees and service charges on deposits were $1.6 million for the three months ended September 30, 2019, compared to $1.8 million for the three months ended September 30, 2018, a decrease of $213,000 or 11.7%. The variance was primarily attributable to lower fee income from business and consumer accounts. Fees and service charges on deposits were $4.8 million for the nine months ended September 30, 2019, compared to $4.6 million for the nine months ended September 30, 2018, an increase of $230,000 or 5.0%. The increase was primarily driven by additional deposit accounts from the First Evanston acquisition.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.7 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2019, compared to $2.6 million for the three months ended September 30, 2018, an increase of $70,000 or 2.7%. We generated $7.9 million in loan servicing revenue for the nine months ended September 30, 2019, compared to $7.6 million for the nine months ended September 30, 2018, an increase of $256,000 or 3.4%. The increases were primarily driven by an increase in total loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the periods. At September 30, 2019 and December 31, 2018, the outstanding balance of guaranteed loans serviced was $1.3 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.6 million for the three months ended September 30, 2019, compared to $2.4 million for the three months ended September 30, 2018, a decrease of $836,000 or 34.2% due to improved secondary market premiums. Loan servicing asset revaluation had a downward adjustment of $4.1 million for the nine months ended September 30, 2019, compared to $6.4 million for the nine months ended September 30, 2018, a decrease of $2.3 million or 36.1%. The reductions in loan servicing asset revaluation were primarily driven by the change in secondary market premiums.

ATM and interchange fees were $973,000 for the three months ended September 30, 2019, compared to $1.5 million for the three months ended September 30, 2018, a decrease of $567,000 or 36.8%. ATM and interchange fees were $2.6 million for the nine months ended September 30, 2019, compared to $3.3 million for the nine months ended September 30, 2018, a decrease of $668,000 or 20.2%. The decreases were primarily driven by lower interchange income and decreased transactional account volume. In addition, the nine months ended September 30, 2018 included a credit card vendor agreement signing bonus.

Net gains on sales of securities were $178,000 during the three months ended September 30, 2019. There were no security sales during the three months ended September 30, 2018. Net gains on sales of securities were $1.2 million during the nine months ended September 30, 2019, compared to $4,000 for the nine months ended September 30, 2018. The increase is a result of sales during the period. We sold $32.5 million of securities during the three months ended September 30, 2019 and sold no securities during the three months ended September 30, 2018. We sold $92.1 million of securities during the nine months ended September 30, 2019, compared to $544,000 during the nine months ended September 30, 2018.

Change in fair value of equity securities, net, was a $15,000 decrease and $1.0 million increase in fair value for the three and nine months ended September 30, 2019, respectively. Upon adoption of new accounting guidance as of January 1, 2019, changes in fair value of equity securities are recorded through net income rather than other comprehensive income. The amount recorded during the periods is a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $9.4 million for the three months ended September 30, 2019, compared to $5.0 million for the three months ended September 30, 2018, an increase of $4.4 million or 87.5%. We sold $93.3 million of U.S. government guaranteed loans during the three months ended September 30, 2019 compared to $59.6 million during the three months ended September 30, 2018. Net gains on sales of loans were $23.1 million for the nine months ended September 30, 2019, compared to $22.2 million for the nine months ended September 30, 2018, an increase of $896,000 or 4.0%. We sold $234.7 million of U.S. government guaranteed loans during the nine months ended September 30, 2019, compared to $233.1 million during the nine months ended September 30, 2018. The increases in net gains on sales were primarily driven by increased government guaranteed loan sales volume and increased average premiums during the periods.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $653,000 for the three months ended September 30, 2019, compared to $674,000 for the three months ended September 30, 2018. Wealth management and trust income was $1.9 million for the nine months ended September 30, 2019, compared to $866,000 for the nine months ended September 30, 2018. Prior to the First Evanston acquisition during the second quarter of 2018, we did not record wealth management and trust income. Assets under management were $566.0 million and $648.5 million as of September 30, 2019 and 2018, respectively. The decrease was primarily driven by market conditions and account closures.

Other non-interest income was $918,000 for the three months ended September 30, 2019, compared to $1.7 million for the three months ended September 30, 2018, a decrease of $754,000 or 45.1%. The primary drivers of the decrease were a decrease in gains on sales of assets held for sale of $677,000 and a decrease in customer derivative products fee income of $258,000 due to the current interest rate environment.

Other non-interest income was $2.6 million for the nine months ended September 30, 2019, compared to $4.1 million for the nine months ended September 30, 2018, a decrease of $1.5 million or 36.4%. The primary drivers of the decrease were a decrease in customer derivative products fee income of $912,000 due to the interest rate environment, and loss on sales of assets held for sale of $29,000 for the nine months ended September 30, 2019, compared to a gain of $908,000 for the nine months ended September 30, 2018.

Non-Interest Expense

Non-interest expense was $45.4 million for the three months ended September 30, 2019, compared to $37.7 million for the three months ended September 30, 2018, an increase of $7.7 million or 20.5%. Non-interest expense was $130.1 million for the nine months ended September 30, 2019, compared to $114.8 million for the nine months ended September 30, 2018, an increase of $15.3 million or 13.3%. The increases were primarily due to the additional expenses as a result of our acquisition related activity, including salary and employee benefits, system conversion expenses, other intangible asset amortization expense, and the core system conversion completed in the first quarter of 2019.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Salaries and employee benefits	$24,537	$21,312	$71,081	$58,834
Occupancy expense, net	3,745	3,548	12,362	11,802
Equipment expense	767	617	2,168	1,778
Loan and lease related expenses	1,949	1,015	5,367	3,886
Legal, audit and other professional fees	4,066	2,358	9,113	8,627
Data processing	4,062	2,724	11,055	15,396
Net loss (gain) recognized on other real estate owned and other related expenses	95	(284)	543	187
Regulatory assessments	228	675	540	1,282
Other intangible assets amortization expense	2,003	1,898	5,735	3,795
Advertising and promotions	843	537	2,284	1,133
Telecommunications	474	435	1,475	1,319
Other non-interest expense	2,679	2,880	8,358	6,769
Total non-interest expense	$45,448	$37,715	$130,081	$114,808

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $24.5 million for the three months ended September 30, 2019, compared to $21.3 million for the three months ended September 30, 2018, an increase of $3.2 million or 15.1%. Salaries and employee benefits totaled $71.1 million for the nine months ended September 30, 2019, compared to $58.8 million for the nine months ended September 30, 2018, an increase of $12.2 million or 20.8%. The increases were primarily a result of the acquisitions. Our staffing increased from 924 full-time equivalent employees as of September 30, 2018 to 1,004 as of September 30, 2019.

Occupancy expense was $3.7 million for the three months ended September 30, 2019, compared to $3.5 million for the three months ended September 30, 2018, an increase of $197,000 or 5.6%. Occupancy expense was $12.4 million for the nine months ended September 30, 2019, compared to $11.8 million for the nine months ended September 30, 2018, an increase of $560,000 or 4.7%. The increases were primarily a result of our additional branches resulting from the acquisitions and seasonal weather fluctuations in the Chicagoland area, offset by the consolidation of seven branches and two other facilities.

Equipment expense was $767,000 for the three months ended September 30, 2019, compared to $617,000 for the three months ended September 30, 2018, an increase of $150,000 or 24.3%. Equipment expense was $2.2 million for the nine months ended September 30, 2019, compared to $1.8 million for the nine months ended September 30, 2018, an increase of $390,000 or 21.9%. The increases were primarily a result of increased investment in equipment and technology assets.

Loan and lease related expenses were $1.9 million for the three months ended September 30, 2019, compared to $1.0 million for the three months ended September 30, 2018, an increase of $934,000 or 92.0%. Loan and lease related expenses were $5.4 million for the nine months ended September 30, 2019, compared to $3.9 million for the nine months ended September 30, 2018, an increase of $1.5 million or 38.1%. The increases were primarily driven by additional loans and leases from organic growth and increased collection expense.

Legal, audit and other professional fees were $4.1 million for the three months ended September 30, 2019, compared to $2.4 million for the three months ended September 30, 2018, an increase of $1.7 million or 72.4%. The increase was primarily driven by higher professional services costs. Legal, audit and other professional fees were $9.1 million for the nine months ended September 30, 2019, compared to $8.6 million for the nine months ended September 30, 2018, an increase of $486,000 or 5.6%. The increase was primarily driven by our core system conversion and the Oak Park River Forest acquisition, partially offset by the higher expenses related to the First Evanston acquisition incurred in 2018.

Data processing expense was $4.1 million for the three months ended September 30, 2019, compared to $2.7 million for the three months ended September 30, 2018, an increase of $1.3 million or 49.1%. The increase was primarily due to increased expenses in connection with the Oak Park River Forest core system conversion. Data processing expense was $11.1 million for the nine months ended September 30, 2019, compared to $15.4 million for the nine months ended September 30, 2018, a decrease of $4.3 million or 28.2%. The decrease was primarily due to contract termination expenses during the second quarter of 2018 related to our core system conversion, which was completed during the first quarter of 2019.

Net loss recognized on other real estate owned and other related expenses was $95,000 for the three months ended September 30, 2019, compared to a net gain of $284,000 for the three months ended September 30, 2018, an increase in expense of $379,000 or 133.5%. This variance was primarily attributed to a net gain on sales of other real estate owned assets during the third quarter of 2018 of $489,000 compared to $38,000 during the three months ended September 30, 2019, and increased expenses due to higher real estate tax expenses. Net loss recognized on other real estate owned and other related expenses was $543,000 for the nine months ended September 30, 2019, compared to $187,000 for the nine months ended September 30, 2018, an increase of $356,000 or 190.4%. This variance was primarily attributed to decreased gains on sales of other real estate owned assets.

Regulatory assessments were $228,000 for the three months ended September 30, 2019, compared to $675,000 for the three months ended September 30, 2018, a decrease of $447,000 or 66.2%. The decrease was primarily driven by our FDIC small business assessment credit. Regulatory assessments were $540,000 for the nine months ended September 30, 2019, compared to $1.3 million for the nine months ended September 30, 2018, a decrease of $742,000 or 57.9%. The decrease was primarily driven by an FDIC credit and updated FICO multiplier.

Other intangible assets amortization expense was $2.0 million for the three months ended September 30, 2019, compared to $1.9 million for the three months ended September 30, 2018, an increase of $105,000 or 5.5%. Other intangible assets amortization expense was $5.7 million for the nine months ended September 30, 2019, compared to $3.8 million for the nine months ended September 30, 2018, an increase of $1.9 million or 51.1%. The increases were attributed to additional core deposit intangible asset amortization resulting from the acquisitions and a customer relationship intangible asset amortization as a result of the First Evanston acquisition.

Advertising and promotions were $843,000 for the three months ended September 30, 2019, compared to $537,000 for the three months ended September 30, 2018, an increase of $306,000 or 57.0%. Advertising and promotions were $2.3 million for the nine months ended September 30, 2019, compared to $1.1 million for the nine months ended September 30, 2018, an increase of $1.2 million or 101.6%. The increases were primarily due to an increase in advertising attributable to deposit advertising campaigns and an increase in sponsorships.

Telecommunications expense was $474,000 for the three months ended September 30, 2019, compared to $435,000 for the three months ended September 30, 2018, an increase of $39,000 or 9.0%. Telecommunications expense was $1.5 million for the nine months ended September 30, 2019, compared to $1.3 million for the nine months ended September 30, 2018, an increase of $156,000 or 11.8%. The increases were primarily a result of our larger branch network and integration expenses partially offset by cost savings initiatives.

Other non-interest expense was $2.7 million for the three months ended September 30, 2019, compared to $2.9 million for the three months ended September 30, 2018, a decrease of $201,000 or 7.0%. The primary drivers of the decrease were decreases of $360,000 in provision for unfunded commitments due to a decrease in our unfunded loan commitments, $123,000 in ATM, debit card, and other losses, and $73,000 in impairment charges on assets held for sale.

Other non-interest expense was $8.4 million for the nine months ended September 30, 2019, compared to $6.8 million for the nine months ended September 30, 2018, an increase of $1.6 million or 23.5%. The primary drivers of the increase were increases of $915,000 in stationery, supplies and postage, $482,000 in ATM, debit card, and other losses, and $203,000 in impairment charges on assets held for sale.

Our efficiency ratio was 59.81% for the three months ended September 30, 2019, compared to 56.41% for the three months ended September 30, 2018. The change in our efficiency ratio for the three months ended September 30, 2019 is primarily attributable to increased non-interest expense driven by the Oak Park River Forest acquisition, partially offset by the increase in our net interest income resulting from the acquisition and organic loan and lease growth. Our efficiency ratio was 61.15% for the nine months ended September 30, 2019, compared to 68.70% for the nine months ended September 30, 2018. The improvement in our efficiency ratio for the nine months ended September 30, 2019 is primarily attributable to the increase in our net interest income resulting from our acquisitions and organic loan and lease growth, partially offset by increased non-interest expense primarily driven by increased salary and employee benefit expenses and core system conversion expenses. Our adjusted efficiency ratio was 58.17% for the three months ended September 30, 2019, compared to 55.62% for the three months ended September 30, 2018. Our adjusted efficiency ratio was 57.87% for the nine months ended September 30, 2019, compared to 61.73% for the nine months ended September 30, 2018. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2019 totaled $5.9 million, compared to $5.4 million for the three months ended September 30, 2018. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period. Our effective tax rate was 27.9% for the three months ended September 30, 2019 and 27.1% for the three months ended September 30, 2018. The Company recorded minimal discrete income tax expense related to the exercise of stock options and vesting of restricted stock for the three months ended September 30, 2019, and recorded discrete income tax benefit of $151,000 for the three months ended September 30, 2018.

Our provision for income taxes for the nine months ended September 30, 2019 totaled $15.8 million, compared to $7.8 million for the nine months ended September 30, 2018. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period. Our effective tax rate was 27.7% and 24.4% for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded discrete income tax benefit related to the exercise of stock options and vesting of restricted stock of $64,000 and $362,000 for the nine months ended September 30, 2019 and 2018, respectively. We expect our effective tax rate for 2019 to be approximately 27% to 29%.

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

Financial Condition

Balance Sheet Analysis

Our total assets increased by $495.7 million, or 10.0%, to $5.4 billion at September 30, 2019, compared to $4.9 billion at December 31, 2018. The increase in total assets includes an increase of $329.5 million, or 9.4%, in loans and leases from $3.5 billion at December 31, 2018 to $3.8 billion at September 30, 2019. Our originated loan and lease portfolio increased by $533.7 million and our acquired loan and lease portfolio decreased by $204.2 million. The increase in our originated portfolio is primarily attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period, partially offset by the Oak Park River Forest acquisition.

Total liabilities increased by $410.5 million, or 9.6%, to $4.7 billion at September 30, 2019, compared to $4.3 billion at December 31, 2018. The increase is a result of an increase in total deposits of $330.4 million, or 8.8%, primarily attributed to the Oak Park River Forest acquisition, time deposit growth as a result of deposit promotions to seek to expand our retail customer base, money market growth, and in increase in Federal Home Loan Bank advances due to loan and lease growth and security purchases.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2019 or December 31, 2018. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $214.3 million, or 26.2%, from $817.7 million at December 31, 2018 to $1.0 billion at September 30, 2019. The increase was primarily attributed to securities purchases and the adoption of the provisions of ASU No. 2017-12 during the year. Upon adoption, we elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale. Additionally, we acquired $30.3 million of available-for-sale securities upon the acquisition of Oak Park River Forest, and there were additional purchases of agency, mortgage-backed, corporate, and U.S. Treasury securities during the year.

At September 30, 2019, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $94.8 million, or 95.6%, from $99.3 million at December 31, 2018 to $4.4 million at September 30, 2019. This decrease was due to the adoption of ASU No. 2017-12 as discussed above.

The fair value of our equity and other securities portfolio was $7.6 million at September 30, 2019. We adopted the provisions of ASU No 2016-01 on January 1, 2019, which require changes in the value of certain equity securities and mutual fund investments to be recognized in the Consolidated Statements of Operations. These securities were included in the available-for-sale portfolio as of December 31, 2018.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of September 30, 2019 or December 31, 2018.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,381	$42,842	$52,775	$52,667
U.S. Government agencies	177,082	177,858	187,427	186,498
Obligations of states, municipalities, and political subdivisions	96,564	98,602	60,686	60,233
Residential mortgage-backed securities
Agency	329,145	329,010	284,038	272,963
Non-agency	119,661	120,060	84,998	83,621
Commercial mortgage-backed securities
Agency	150,891	152,033	93,543	90,434
Non-agency	31,224	31,500	31,458	30,458
Corporate securities	46,821	47,194	34,716	34,173
Other securities	32,955	32,834	4,613	6,609
Total	$1,026,724	$1,031,933	$834,254	$817,656

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,417	$4,502	$23,835	$23,665
Residential mortgage-backed securities
Agency	—	—	40,082	39,644
Non-agency	—	—	35,349	34,430
Total	$4,417	$4,502	$99,266	$97,739

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2019, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 74 investment securities with unrealized losses at September 30, 2019. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Equity and other securities, at fair value
Mutual funds	$—	0.00%	$—	0.00%	$—	0.00%	$2,944	2.62%
Equity securities	—	0.00%	—	0.00%	—	0.00%	4,704	1.53%
Total	$—	0.00%	$—	0.00%	$—	0.00%	$7,648	1.95%

	Maturity as of September 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$16,973	2.57%	$25,408	2.50%	$—	0.00%	$—	0.00%
U.S. government agencies	29,874	2.35%	58,958	2.33%	76,233	2.89%	12,017	3.06%
Obligations of states, municipalities, and political subdivisions	5,312	2.15%	30,202	2.37%	30,295	2.88%	30,755	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,305	1.68%	39,695	2.01%	287,145	2.33%
Non-agency	—	0.00%	—	0.00%	—	0.00%	119,661	3.03%
Commercial mortgage-backed securities
Agency	—	0.00%	7,387	3.35%	3,051	2.08%	140,453	2.65%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,224	2.61%
Corporate securities	7,538	3.15%	9,373	3.31%	29,910	4.00%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	32,955	3.60%
Total	$59,697	2.49%	$133,633	2.48%	$179,184	2.87%	$654,210	2.64%

	Maturity as of September 30, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,805	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,805	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,431	2.14%	$39,344	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	47,773	2.05%	90,978	2.39%	43,701	2.91%	4,975	2.78%
Obligations of states, municipalities, and political subdivisions	5,925	2.09%	24,655	2.40%	17,344	2.58%	12,762	3.16%
Residential mortgage-backed securities
Agency	—	0.00%	2,449	1.36%	34,565	1.94%	247,024	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	84,998	3.48%
Commercial mortgage-backed securities
Agency	—	0.00%	7,320	3.35%	16,382	3.02%	69,841	2.41%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,458	2.61%
Corporate securities	3,701	3.56%	17,044	3.21%	13,971	4.22%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,613	3.23%
Total	$70,830	2.15%	$181,790	2.47%	$125,963	2.76%	$455,671	2.53%

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$7,794	2.79%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	40,082	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	35,349	3.35%
Total	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$83,225	2.79%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $81.5 million at September 30, 2019, a decrease of $24.5 million from December 31, 2018.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2019 or December 31, 2018.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of the Ridgestone acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2019 and December 31, 2018, we held $24.3 million and $19.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2019 and December 31, 2018.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2019 and December 31, 2018 were $3.8 billion and $3.5 billion, respectively, an increase of $329.5 million, or 9.4%. Originated loans were $2.8 billion at September 30, 2019, an increase of $533.7 million or 23.8%, compared to $2.2 billion at December 31, 2018. Acquired impaired loans and acquired non-impaired loans and leases were $1.0 billion at September 30, 2019, a decrease of $204.2 million or 16.2%, compared to $1.3 billion at December 31, 2018. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The decrease in the acquired loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period, partially offset by loans acquired as a result of the Oak Park River Forest acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$772,559	20.2%	$652,234	18.6%
Residential real estate	497,839	13.0%	466,309	13.3%
Construction, land development, and other land	236,780	6.2%	144,128	4.1%
Commercial and industrial	1,096,400	28.6%	803,508	22.9%
Installment and other	7,818	0.2%	11,718	0.3%
Leasing financing receivables	160,061	4.2%	159,901	4.6%
Total originated loans and leases	$2,771,457	72.4%	$2,237,798	63.8%
Acquired impaired loans
Commercial real estate	$142,435	3.7%	$146,808	4.2%
Residential real estate	109,409	2.9%	113,934	3.3%
Construction, land development, and other land	4,562	0.1%	3,779	0.1%
Commercial and industrial	18,349	0.5%	12,617	0.4%
Installment and other	267	0.0%	404	0.0%
Total acquired impaired loans	$275,022	7.2%	$277,542	8.0%
Acquired non-impaired loans and leases
Commercial real estate	$391,294	10.2%	$462,565	13.2%
Residential real estate	141,855	3.7%	124,659	3.6%
Construction, land development, and other land	39,657	1.0%	37,442	1.1%
Commercial and industrial	187,413	4.9%	328,672	9.4%
Installment and other	1,269	0.0%	1,596	0.0%
Leasing financing receivables	23,123	0.6%	31,352	0.9%
Total acquired non-impaired loans and leases	$784,611	20.4%	$986,286	28.2%
Total loans and leases	$3,831,090	100.0%	$3,501,626	100.0%
Allowance for loan and lease losses	(31,585)		(25,201)
Total loans and leases, net of allowance for loan and lease losses	$3,799,505		$3,476,425

Loans collateralized by real estate comprised 61.0% and 61.5% of the loan and lease portfolio at September 30, 2019 and December 31, 2018, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2019 and December 31, 2018 and totaled $1.3 billion, or 55.9%, of real estate loans and 34.1% of the total loan and lease portfolio at September 30, 2019. At December 31, 2018, commercial real estate loans totaled $1.3 billion and comprised 58.6% of real estate loans and 36.0% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $146.8 million as of December 31, 2018 to $142.4 million as of September 30, 2019, or 3.0%. At September 30, 2019 and December 31, 2018, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 319.7% and 331.2%, respectively. Non-owner occupied commercial real estate loans were $480.4 million and $502.1 million, or 80.8% and 95.0% of total capital, at September 30, 2019 and December 31, 2018, respectively.

Residential real estate loans totaled $749.1 million at September 30, 2019 compared to $704.9 million at December 31, 2018, an increase of $44.2 million or 6.3%. The residential real estate loan portfolio comprised 32.1% and 32.8% of real estate loans as of September 30, 2019 and December 31, 2018, respectively, and 19.6% and 20.1% of total loans and leases at September 30, 2019 and December 31, 2018, respectively. Acquired impaired residential real estate loans decreased from $113.9 million at December 31, 2018 to $109.4 million at September 30, 2019, or 4.0%.

Construction, land development and other land loans totaled $281.0 million at September 30, 2019 compared to $185.3 million at December 31, 2018, an increase of $95.7 million or 51.6%, primarily due to organic growth and the acquisition. The construction, land development and other land loan portfolio comprised 12.0% and 8.6% of real estate loans at September 30, 2019 and December 31, 2018, respectively, and 7.3% and 5.3% of the total loan and lease portfolio at September 30, 2019 and December 31, 2018, respectively.

Commercial and industrial loans totaled $1.3 billion and $1.1 billion at September 30, 2019 and December 31, 2018, respectively, an increase of $157.4 million or 13.7%, primarily due to organic growth and the acquisition. The commercial and industrial loan portfolio comprised 34.0% and 32.7% of the total loan and lease portfolio at September 30, 2019 and December 31, 2018, respectively.

Lease financing receivables comprised 4.8% and 5.5% of the loan and lease portfolio at September 30, 2019 and December 31, 2018, respectively. Total lease financing receivables were $183.2 million and $191.3 million at September 30, 2019 and December 31, 2018, respectively, a decrease of $8.1 million, or 4.2%, primarily due to payoffs or pay downs during the period.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2019 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$60,224	$50,888	$266,534	$142,495	$63,720	$188,698	$772,559
Residential real estate	15,075	33,007	92,733	75,124	217,675	64,225	497,839
Construction, land development, and other land	1,452	57,571	32,129	134,569	405	10,654	236,780
Commercial and industrial	16,261	309,206	102,269	303,285	104,372	261,007	1,096,400
Installment and other	544	5,448	1,354	71	401	—	7,818
Leasing financing receivables	5,777	—	144,382	—	9,902	—	160,061
Total originated loans and leases	$99,333	$456,120	$639,401	$655,544	$396,475	$524,584	$2,771,457
Acquired impaired loans
Commercial real estate	$37,776	$164	$84,169	$7,835	$7,570	$4,921	$142,435
Residential real estate	33,481	1,546	46,861	3,942	18,646	4,933	109,409
Construction, land development, and other land	2,865	859	838	—	—	—	4,562
Commercial and industrial	2,387	7,699	5,500	120	1,633	1,010	18,349
Installment and other	1	—	71	—	195	—	267
Total acquired impaired loans	$76,510	$10,268	$137,439	$11,897	$28,044	$10,864	$275,022
Acquired non-impaired loans and leases
Commercial real estate	$55,844	$7,521	$188,359	$24,526	$21,095	$93,949	$391,294
Residential real estate	10,153	11,272	48,348	53,237	3,620	15,225	141,855
Construction, land development, and other land	209	11,806	3,236	17,852	6,554	—	39,657
Commercial and industrial	15,132	17,269	61,482	38,685	11,068	43,777	187,413
Installment and other	212	4	952	101	—	—	1,269
Leasing financing receivables	1,933	—	19,982	—	1,208	—	23,123
Total acquired non-impaired loans and leases	$83,483	$47,872	$322,359	$134,401	$43,545	$152,951	$784,611
Total loans and leases	$259,326	$514,260	$1,099,199	$801,842	$468,064	$688,399	$3,831,090

At September 30, 2019, 47.7% of the loan and lease portfolio bears interest at fixed rates and 52.3% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $31.6 million at September 30, 2019 compared to $25.2 million at December 31, 2018, an increase of $6.4 million, or 25.3%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected within originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio as well as a commercial loan relationship.

Total ALLL to total loans and leases held for investment, net before ALLL, was 0.82% and 0.72% of total loans and leases at September 30, 2019 and December 31, 2018, respectively. The increase was primarily driven by an increase in the general reserve resulting from originated loan and lease growth and an increase in specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio. We valued significant amounts of acquired loans at fair value at acquisition date as a result of our recapitalization, the Ridgestone acquisition, the First Evanston acquisition, and the Oak Park River Forest acquisition. As a result of marking these acquired loans to fair value, management believes that this reduces the need to reserve for these loans for a period after acquisition, in accordance with applicable accounting guidance. Acquisition accounting adjustments remaining on loans from our recapitalization, the Ridgestone acquisition, the First Evanston acquisition, and the Oak Park River Forest acquisition totaled $31.1 million and $34.0 million at September 30, 2019 and December 31, 2018, respectively.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Provision (release) for acquired impaired loans	9	10	(1)	(83)	—	—	(65)
(Release) for acquired non-impaired loans and leases	(71)	(1)	(1)	(277)	(1)	(54)	(405)
Provision (release) for originated loans	1,137	65	127	4,558	(11)	525	6,401
Total provision (release)	$1,075	$74	$125	$4,198	$(12)	$471	$5,931
Charge-offs for acquired impaired loans	(368)	—	—	(240)	—	—	(608)
Charge-offs for acquired non-impaired loans and leases	(4)	—	—	—	—	—	(4)
Charge-offs for originated loans and leases	(1,087)	—	—	(3,321)	(1)	(665)	(5,074)
Total charge-offs	$(1,459)	$—	$—	$(3,561)	$(1)	$(665)	$(5,686)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	22	22
Recoveries for originated loans and leases	3	6	—	20	1	156	186
Total recoveries	$3	$6	$—	$20	$1	$178	$208
Less: Net charge-offs (recoveries)	1,456	(6)	—	3,541	—	487	5,478
Acquired impaired loans	1,367	600	14	819	2	—	2,802
Acquired non-impaired loans and leases	2,166	15	21	2,791	—	268	5,261
Originated loans and leases	5,020	1,636	781	14,173	53	1,859	23,522
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending ALLL balance
Acquired impaired loans	$1,367	$600	$14	$819	$2	$—	$2,802
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,728	39	—	6,795	—	—	9,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Loans and leases ending balance
Acquired impaired loans	$142,435	$109,409	$4,562	$18,349	$267	$—	$275,022
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	24,071	2,374	—	26,731	—	—	53,176
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Total loans and leases at September 30, 2019, gross	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090
Ratio of net charge-offs (recoveries) to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.00%	0.03%	0.00%	0.00%	0.06%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.11%	0.00%	0.00%	0.35%	0.00%	0.05%	0.51%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.72%	2.86%	0.12%	0.48%	0.01%	0.00%	7.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.63%	0.06%	0.00%	0.70%	0.00%	0.00%	1.39%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.75%	16.64%	7.22%	32.81%	0.24%	4.78%	91.43%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	203	(37)	14	599	—	—	779
Provision (release) for acquired non-impaired loans and leases	1,478	(96)	4	856	—	(278)	1,964
Provision for originated loans	2,531	363	332	9,095	10	1,247	13,578
Total provision	$4,212	$230	$350	$10,550	$10	$969	$16,321
Charge-offs for acquired impaired loans	(478)	—	—	(907)	—	—	(1,385)
Charge-offs for acquired non-impaired loans and leases	(1,755)	—	—	(1,379)	—	—	(3,134)
Charge-offs for originated loans and leases	(1,395)	(9)	—	(3,454)	(5)	(1,932)	(6,795)
Total charge-offs	$(3,628)	$(9)	$—	$(5,740)	$(5)	$(1,932)	$(11,314)
Recoveries for acquired impaired loans	398	270	—	4	—	—	672
Recoveries for acquired non-impaired loans and leases	28	2	—	19	—	142	191
Recoveries for originated loans and leases	3	7	—	18	1	485	514
Total recoveries	$429	$279	$—	$41	$1	$627	$1,377
Less: Net charge-offs (recoveries)	3,199	(270)	—	5,699	4	1,305	9,937
Acquired impaired loans	1,367	600	14	819	2	—	2,802
Acquired non-impaired loans and leases	2,166	15	21	2,791	0	268	5,261
Originated loans and leases	5,020	1,636	781	14,173	53	1,859	23,522
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending ALLL balance
Acquired impaired loans	$1,367	$600	$14	$819	$2	$—	$2,802
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,728	39	—	6,795	—	—	9,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Loans and leases ending balance
Acquired impaired loans	$142,435	$109,409	$4,562	$18,349	$267	$—	$275,022
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	24,071	2,374	—	26,731	—	—	53,176
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Total loans and leases at September 30, 2019, gross	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090
Ratio of net charge-offs (recoveries) to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	(0.0)%	0.00%	0.03%	0.00%	0.00%	0.03%
Acquired non-impaired loans and leases	0.06%	0.00%	0.00%	0.05%	0.00%	(0.0)%	0.11%
Originated loans and leases	0.05%	0.00%	0.00%	0.13%	0.00%	0.05%	0.23%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.72%	2.86%	0.12%	0.48%	0.01%	0.00%	7.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.63%	0.06%	0.00%	0.70%	0.00%	0.00%	1.39%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.75%	16.64%	7.22%	32.81%	0.24%	4.78%	91.43%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2018	$6,453	$1,648	$332	$8,369	$30	$2,855	$19,687
Provision (release) for acquired impaired loans	223	107	(22)	13	—	—	321
Provision (release) for acquired non-impaired loans and leases	1,049	(93)	(1)	1,453	4	(11)	2,401
Provision for originated loans	433	15	81	2,113	8	470	3,120
Total provision	$1,705	$29	$58	$3,579	$12	$459	$5,842
Charge-offs for acquired impaired loans	(10)	—	—	(67)	—	—	(77)
Charge-offs for acquired non-impaired loans and leases	(615)	—	—	(790)	(4)	(13)	(1,422)
Charge-offs for originated loans and leases	(111)	—	—	(1)	—	(810)	(922)
Total charge-offs	$(736)	$—	$—	$(858)	$(4)	$(823)	$(2,421)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	75	—	32	107
Recoveries for originated loans and leases	—	—	—	—	—	209	209
Total recoveries	$—	$—	$—	$75	$—	$241	$316
Less: Net charge-offs	736	0	—	783	4	582	2,105
Acquired impaired loans	1,715	457	—	820	3	—	2,995
Acquired non-impaired loans and leases	2,858	81	2	2,451	—	480	5,872
Originated loans and leases	2,849	1,139	388	7,894	35	2,252	14,557
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending ALLL balance
Acquired impaired loans	$1,715	$457	$—	$820	$3	$—	$2,995
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,294	70	—	4,044	14	—	6,422
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Loans and leases ending balance
Acquired impaired loans	$154,108	$120,963	$4,203	$14,436	$458	$—	$294,168
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,612	1,941	—	19,962	14	—	35,529
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Total loans and leases at September 30, 2018, gross	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%	0.01%
Acquired non-impaired loans and leases	0.07%	0.00%	0.00%	0.08%	0.00%	0.00%	0.15%
Originated loans and leases	0.01%	0.00%	0.00%	0.00%	0.00%	0.07%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.46%	3.50%	0.12%	0.42%	0.01%	0.00%	8.51%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.39%	0.06%	0.00%	0.58%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.96%	16.85%	5.14%	30.70%	0.34%	5.47%	90.46%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	191	24	341	(329)	19	—	246
Provision for acquired non-impaired loans and leases	2,208	(110)	—	3,156	2	(78)	5,178
Provision for originated loans	1,576	125	245	6,132	12	1,399	9,489
Total provision	$3,975	$39	$586	$8,959	$33	$1,321	$14,913
Charge-offs for acquired impaired loans	(404)	—	(418)	(269)	(34)	—	(1,125)
Charge-offs for acquired non-impaired loans and leases	(693)	—	—	(2,775)	(2)	(151)	(3,621)
Charge-offs for originated loans and leases	(250)	—	—	(2,495)	—	(1,737)	(4,482)
Total charge-offs	$(1,347)	$—	$(418)	$(5,539)	$(36)	$(1,888)	$(9,228)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	81	—	193	274
Recoveries for originated loans and leases	—	—	—	246	—	513	759
Total recoveries	$—	$—	$—	$327	$—	$706	$1,033
Less: Net charge-offs	1,347	—	418	5,212	36	1,182	8,195
Acquired impaired loans	1,715	457	—	820	3	—	2,995
Acquired non-impaired loans and leases	2,858	81	2	2,451	—	480	5,872
Originated loans and leases	2,849	1,139	388	7,894	35	2,252	14,557
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Ending ALLL balance
Acquired impaired loans	$1,715	$457	$—	$820	$3	$—	$2,995
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,294	70	—	4,044	14	—	6,422
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	3,413	1,150	390	6,301	21	2,732	14,007
Balance at September 30, 2018	$7,422	$1,677	$390	$11,165	$38	$2,732	$23,424
Loans and leases ending balance
Acquired impaired loans	$154,108	$120,963	$4,203	$14,436	$458	$—	$294,168
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	13,612	1,941	—	19,962	14	—	35,529
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,104,484	582,292	177,502	1,061,048	11,722	189,057	3,126,105
Total loans and leases at September 30, 2018, gross	$1,272,204	$705,196	$181,705	$1,095,446	$12,194	$189,057	$3,455,802
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.02%	0.00%	0.02%	0.01%	0.00%	0.00%	0.05%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.13%	0.00%	0.00%	0.16%
Originated loans and leases	0.01%	0.00%	0.00%	0.11%	0.00%	0.06%	0.18%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.46%	3.50%	0.12%	0.42%	0.01%	0.00%	8.51%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.39%	0.06%	0.00%	0.58%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.96%	16.85%	5.14%	30.70%	0.34%	5.47%	90.46%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2019 and December 31, 2018 totaled $50.3 million and $33.0 million, respectively, an increase of $17.3 million, or 52.5%. The increase was primarily driven by downgrades in the U.S. government guaranteed loan portfolio and a commercial relationship. Non-performing assets consisted of $6.2 million and $4.6 million of U.S. government guaranteed balances at September 30, 2019 and December 31, 2018, respectively.

Total non-accrual loans and leases increased by $13.7 million, or 53.0%, between December 31, 2018 and September 30, 2019 due to additional non-accrual loans primarily from the downgrades of U.S. government guaranteed loans and a commercial relationship. The U.S. government guaranteed portion of non-performing loans totaled $4.2 million at September 30, 2019 and $4.6 million at December 31, 2018.

Total accruing loans past due slightly decreased from $24.5 million at December 31, 2018 to $24.2 million at September 30, 2019. This represents a decrease $261,000, or 1.1%, and can be attributed to decreases in residential real estate and installment and other loans, partially offset by increases in commercial and industrial loans, primarily in the 30-59 days past due category. See Note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

Total OREO increased from $5.3 million at December 31, 2018 to $8.5 million at September 30, 2019. The $3.2 million increase in OREO resulted primarily from net additions of $2.2 million to OREO as a result of the Oak Park River Forest acquisition, and loan foreclosures and deeds in lieu of loan foreclosures totaling $3.9 million, partially offset by dispositions of $2.7 million, and valuation adjustments of $189,000. The government guaranteed portion of OREO was $2.0 million at September 30, 2019. There was no government guaranteed portion of OREO at December 31, 2018.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$39,528	$25,834
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	2,204	1,813
Total non-performing loans and leases	41,732	27,647
Other real estate owned	8,531	5,314
Total non-performing assets	$50,263	$32,961
Total non-performing loans and leases as a percentage of total loans and leases	1.09%	0.79%
Total non-performing assets as a percentage of total assets	0.92%	0.67%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	75.68%	91.15%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,167	$4,245
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	—	381
Total non-performing loans guaranteed	4,167	4,626
Other real estate owned guaranteed	2,029	—
Total non-performing assets guaranteed	$6,196	$4,626
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.98%	0.66%
Total non-performing assets not guaranteed as a percentage of total assets	0.81%	0.57%

(1)	Includes $9.2 million and $7.3 million of non-accrual restructured loans at September 30, 2019 and December 31, 2018.
(2)	For the nine months ended September 30, 2019, $1.9 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the nine months ended September 30, 2019, $391,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at September 30, 2019 were $4.1 billion, representing an increase of $330.4 million, or 8.8%, compared to $3.7 billion at December 31, 2018. Non-interest-bearing deposits were $1.2 billion, or 29.9% of total deposits, at September 30, 2019, an increase of $28.6 million, or 2.4%, compared to $1.2 billion at December 31, 2018, or 31.8% of total deposits. Core deposits were 81.1% and 81.7% of total deposits at September 30, 2019 and December 31, 2018, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,223,556	0.00%	$1,175,523	0.00%
Interest checking	358,185	0.58%	316,394	0.48%
Money market accounts	735,724	1.03%	618,213	0.77%
Savings	475,417	0.10%	479,837	0.12%
Time deposits (below $100,000)	494,933	2.00%	447,125	1.28%
Time deposits ($100,000 and above)	775,117	2.34%	637,425	1.74%
Total	$4,062,932	0.94%	$3,674,517	0.64%

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,221,375	0.00%	$938,423	0.00%
Interest checking	328,558	0.57%	244,088	0.30%
Money market accounts	682,020	1.01%	478,607	0.66%
Savings	474,815	0.10%	457,179	0.09%
Time deposits (below $100,000)	487,116	1.87%	407,957	1.15%
Time deposits ($100,000 and above)	761,142	2.33%	487,545	1.51%
Total	$3,955,026	0.91%	$3,013,799	0.54%

The increase in time deposits was driven by promotional campaigns during the first and second quarters of 2019. Our average cost of deposits was 94 basis points during the third quarter of 2019 compared to 64 basis points during the third quarter of 2018. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of local competition and the interest rate environment. We had $81.0 million and $50.0 million of brokered time deposits at September 30, 2019 and December 31, 2018, respectively.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At September 30, 2019
Time Deposits
Three months or less	$194,940
Over three months through six months	329,572
Over six months through 12 months	201,648
Over 12 months	46,605
Total	$772,765

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At September 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB of $1.9 billion and $1.7 billion, respectively, subject to the availability of collateral. During the nine months ended September 30, 2019, outstanding FHLB advances increased to $506.0 million, from $425.0 million at December 31, 2018, resulting from asset growth.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Federal Home Loan Bank advances:
Average balance outstanding	$463,645	$367,098
Maximum outstanding at any month-end period during the year	550,000	460,000
Balance outstanding at end of period	506,000	425,000
Weighted average interest rate during period	2.03%	1.62%
Weighted average interest rate at end of period	2.05%	2.30%
Line of credit:
Average balance outstanding	$645	$—
Maximum outstanding at any month-end period during the year	5,680	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	5.64%	N/A
Weighted average interest rate at end of period(1)	N/A	N/A

(1)

We amended the credit agreement, which extended the maturity date to October, 2020. The amended revolving line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

At September 30, 2019, FHLB advances have maturities ranging from October 2019 to December 2019.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $1.9 million, from $34.2 million at December 31, 2018 to $32.3 million at September 30, 2019.

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

As of September 30, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $419.1 million from the Federal Reserve Bank (“FRB”). As of September 30, 2019, Byline Bank had open advances of $506.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.4 billion. In addition, Byline Bank had uncommitted federal funds lines available of $105.0 million.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering. On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020. As of September 30, 2019, no balance was outstanding on the line of credit.

On April 30, 2019, we drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option, which was the interest rate option at the time of the draw. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. We repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.

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

Capital Resources

Stockholders’ equity at September 30, 2019 was $735.9 million compared to $650.7 million at December 31, 2018, an increase of $85.2 million, or 13.1%. The increase was primarily driven by the acquisition of Oak Park River Forest, the issuance of common stock upon the exercise of stock options, retained earnings, and a decrease to other comprehensive loss.

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

As of September 30, 2019, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since September 30, 2019 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$615,656	14.19%	$347,079	8.00%	N/A	N/A
Bank	594,885	13.72%	346,762	8.00%	$433,453	10.00%
Tier 1 capital to risk weighted assets:
Company	$582,754	13.43%	$260,309	6.00%	N/A	N/A
Bank	561,953	12.96%	260,072	6.00%	$346,762	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$525,816	12.12%	$195,232	4.50%	N/A	N/A
Bank	561,953	12.96%	195,054	4.50%	$281,744	6.50%
Tier 1 capital to average assets:
Company	$582,754	11.14%	$209,331	4.00%	N/A	N/A
Bank	561,953	10.74%	209,242	4.00%	$261,552	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	$394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	$315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	$256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	$237,246	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2019.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2019 and year ended December 31, 2018, the Company received $8.0 million and $2.9 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s currently outstanding common stock. Shares repurchased, if any, would be available for issuance under the Company’s equity incentive plans and for other general corporate purposes.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2042. Variable rate loan commitments have interest rates ranging from 2.02% to 10.25% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2019 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2019
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$—	$—	$—
Other interest rate swaps—pay fixed, receive floating	296,656	10,288	11,076
Other credit derivatives	9,519	—	17

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

•

“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the net deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate. The metric demonstrates income excluding the tax provision or benefit and the provision for loan and lease losses, and enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income and earnings per share excluding significant items
Reported Net Income	$15,342	$14,536	$41,150	$24,072
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(724)
Impairment charges on assets held for sale	67	139	459	256
Merger-related expense	1,043	150	4,213	1,790
Core system conversion expense	77	213	2,001	9,222
Tax benefit on impairment charges and merger-related expenses	(369)	(112)	(1,751)	(2,978)
Adjusted Net Income	$16,160	$14,926	$46,072	$31,638
Reported Diluted Earnings per Share	$0.39	$0.39	$1.07	$0.71
Significant items:
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(0.02)
Impairment charges on assets held for sale	—	—	0.01	—
Merger-related expense	0.03	—	0.11	0.05
Core system conversion expense	—	0.01	0.05	0.28
Tax benefit on impairment charges and merger-related expenses	(0.01)	—	(0.04)	(0.09)
Adjusted Diluted Earnings per Share	$0.41	$0.40	$1.20	$0.93

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Adjusted non-interest expense:
Non-interest expense	$45,448	$37,715	$130,081	$114,808
Less: significant items
Impairment charges on assets held for sale	67	139	459	256
Merger-related expense	1,043	150	4,213	1,790
Core system conversion expense	77	213	2,001	9,222
Adjusted non-interest expense	$44,261	$37,213	$123,408	$103,540
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$44,261	$37,213	$123,408	$103,540
Less: Amortization of intangible assets	2,003	1,898	5,735	3,795
Adjusted non-interest expense excluding amortization of intangible assets	$42,258	$35,315	$117,673	$99,745
Pre-tax pre-provision net income:
Pre-tax income	$21,265	$19,938	$56,946	$31,859
Add: Provision for loan and lease losses	5,931	5,842	16,321	14,913
Pre-tax pre-provision net income	$27,196	$25,780	$73,267	$46,772
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$27,196	$25,780	$73,267	$46,772
Impairment charges on assets held for sale	67	139	459	256
Merger-related expense	1,043	150	4,213	1,790
Core system conversion expense	77	213	2,001	9,222
Adjusted pre-tax pre-provision net income	$28,383	$26,282	$79,940	$58,040
Total revenues:
Net interest income	$57,838	$52,593	$162,371	$125,344
Add: non-interest income	14,806	10,902	40,977	36,236
Total revenues	$72,644	$63,495	$203,348	$161,580
Tangible common stockholders' equity:
Total stockholders' equity	$735,866	$629,861	$735,866	$629,861
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill	145,638	127,536	145,638	127,536
Less: Core deposit intangibles and other intangibles	33,905	35,248	33,905	35,248
Tangible common stockholders' equity	$545,885	$456,639	$545,885	$456,639
Tangible assets:
Total assets	$5,438,278	$4,917,409	$5,438,278	$4,917,409
Less: Goodwill	145,638	127,536	145,638	127,536
Less: Core deposit intangibles and other intangibles	33,905	35,248	33,905	35,248
Tangible assets	$5,258,735	$4,754,625	$5,258,735	$4,754,625
Average tangible common stockholders' equity:
Average total stockholders' equity	$729,781	$625,621	$695,547	$535,176
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill	145,638	127,536	138,027	87,173
Less: Average core deposit intangibles and other intangibles	35,102	36,444	34,346	25,359
Average tangible common stockholders' equity	$538,603	$451,203	$512,736	$412,206
Average tangible assets:
Average total assets	$5,435,762	$4,809,939	$5,226,491	$4,016,915
Less: Average goodwill	145,638	127,536	138,027	87,173
Less: Average core deposit intangibles and other intangibles	35,102	36,444	34,346	25,359
Average tangible assets	$5,255,022	$4,645,959	$5,054,118	$3,904,383
Tangible net income available to common stockholders:
Net income available to common stockholders	$15,146	$14,340	$40,563	$23,485
Add: After-tax intangible asset amortization	1,445	1,369	4,138	2,738
Tangible net income available to common stockholders	$16,591	$15,709	$44,701	$26,223
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$16,591	$15,709	$44,701	$26,223
Incremental income tax benefit attributed to federal income tax reform	—	—	—	(724)
Impairment charges on assets held for sale	67	139	459	256
Merger-related expense	1,043	150	4,213	1,790
Core system conversion expense	77	213	2,001	9,222
Tax benefit on significant items	(369)	(112)	(1,751)	(2,978)
Adjusted tangible net income available to common stockholders	$17,409	$16,099	$49,623	$33,789

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$27,196	$25,780	$73,267	$46,772
Average total assets	5,435,762	4,809,939	5,226,491	4,016,915
Pre-tax pre-provision return on average assets	1.98%	2.13%	1.87%	1.56%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$28,383	$26,282	$79,940	$58,040
Average total assets	5,435,762	4,809,939	5,226,491	4,016,915
Adjusted pre-tax pre-provision return on average assets:	2.07%	2.17%	2.04%	1.93%
Non-interest income to total revenues:
Non-interest income	$14,806	$10,902	$40,977	$36,236
Total revenues	72,644	63,495	203,348	161,580
Non-interest income to total revenues	20.38%	17.17%	20.15%	22.43%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$44,261	$37,213	$123,408	$103,540
Average total assets	5,435,762	4,809,939	5,226,491	4,016,915
Adjusted non-interest expense to average assets	3.23%	3.07%	3.16%	3.45%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$42,258	$35,315	$117,673	$99,745
Total revenues	72,644	63,495	203,348	161,580
Adjusted efficiency ratio	58.17%	55.62%	57.87%	61.73%
Adjusted return on average assets:
Adjusted net income	$16,160	$14,926	$46,072	$31,638
Average total assets	5,435,762	4,809,939	5,226,491	4,016,915
Adjusted return on average assets	1.18%	1.23%	1.18%	1.05%
Adjusted return on average stockholders' equity:
Adjusted net income	$16,160	$14,926	$46,072	$31,638
Average stockholders' equity	729,781	625,621	695,547	535,176
Adjusted return on average stockholders' equity	8.78%	9.47%	8.86%	7.90%
Tangible common equity to tangible assets:
Tangible common equity	$545,885	$456,639	$545,885	$456,639
Tangible assets	5,258,735	4,754,625	5,258,735	4,754,625
Tangible common equity to tangible assets	10.38%	9.60%	10.38%	9.60%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$16,591	$15,709	$44,701	$26,223
Average tangible common stockholders' equity	538,603	451,203	512,736	412,206
Return on average tangible common stockholders' equity:	12.22%	13.81%	11.66%	8.51%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$17,409	$16,099	$49,623	$33,789
Average tangible common stockholders' equity	538,603	451,203	512,736	412,206
Adjusted return on average tangible common stockholders' equity	12.82%	14.16%	12.94%	10.96%
Tangible book value per share:
Tangible common equity	$545,885	$456,639	$545,885	$456,639
Common shares outstanding	38,169,126	36,279,600	38,169,126	36,279,600
Tangible book value per share	$14.30	$12.59	$14.30	$12.59

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of September 30, 2019, we had a notional amount of $296.7 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2019 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of September 30, 2019	September 30, 2020	September 30, 2021
Immediate Shifts
+400 basis points	15.8%	20.8%
+300 basis points	12.4%	16.5%
+200 basis points	8.6%	11.9%
+100 basis points	4.3%	6.3%
-100 basis points	(7.6)%	(11.5)%
-200 basis points	(15.4)%	(22.3)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	6.2%
+100 basis points	3.4%
-100 basis points	(2.4)%
-200 basis points	(6.6)%

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

On October 30, 2019, the Federal Reserve Bank announced a reduction in its benchmark interest rate of 25 basis points. Following the announcement, we reduced the Prime Rate from 5.00% to 4.75% on our variable rate loans effective October 31, 2019. We estimate the reduction will decrease net interest income by approximately $560,000 over the remainder of 2019.

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a)

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

Byline Bancorp, Inc.
Date: November 7, 2019	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)