Form 10-K
period 2019-12-31
BYLINE BANCORP, INC.
filed 2020-03-12
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 28, 2019, was approximately $484,533,744.

The number of shares of Registrant’s common stock outstanding as of March 9, 2020 was 38,443,504.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, scheduled to be held on June 9, 2020, are incorporated by reference into Part III of this Report.

i

Special Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about Byline Bancorp, Inc.’s expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•	uncertainty regarding geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services;
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

•	estimates of fair value of certain of our assets and liabilities, which could change in value significantly from period to period;
•	competitive pressures in the financial services industry relating to both pricing and loan and lease structures, which may impact our growth rate;
•	unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected pay downs or payoffs of existing loans and leases;
•	inaccurate information and assumptions in our analytical and forecasting models used to manage our loan and lease portfolio;
•	unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes;
•	availability of sufficient and cost-effective sources of liquidity, funding, and capital as and when needed;
•	our ability to attract, retain or the loss of key personnel or an inability to recruit appropriate talent cost-effectively;
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

•

greater-than-anticipated costs to support the growth of our business, including investments in new lines of business, products and services, or technology, process improvements or other infrastructure enhancements, or greater-than-anticipated compliance or regulatory costs and burdens;

•	the impact of possible future acquisitions, if any, including the costs and burdens of integration efforts;
•	the ability of the Company to receive dividends from Byline Bank;
•

changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations and loan products, including specifically the SBA Section 7(a) program, changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally;
•	the impact of a possible change in the federal or state income tax rate on our deferred tax assets and provision for income tax expense;
•	our ability to implement our growth strategy, including via acquisitions;

•	the possibility that any of the anticipated benefits of acquisitions will not be realized or will not be realized within the expected time period;
•	the risk that the integration of acquisition operations will be materially delayed or will be more costly or difficult than expected;
•	the effect of mergers on customer relationships and operating results; and
•	other risks detailed from time to time in filings we make with the SEC.

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

Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fourth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended December 31, 2019. Following our acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust, at the end of May 2018, we also provide trust and wealth management services to our customers. As of December 31, 2019, we had consolidated total assets of $5.5 billion, total gross loans and leases outstanding of $3.8 billion, total deposits of $4.1 billion, and total stockholders’ equity of $750.1 million.

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

At the effective time of the merger (the “Effective Time”), each share of First Evanston’s common stock (the “First Evanston Common Stock”) was converted into the right to receive: (1) 3.994 shares of Byline’s common stock, and (2) an amount in cash equal to $27.0 million divided by the number of outstanding shares of First Evanston common stock as of the closing date, with cash paid in lieu of any fractional shares. Options to acquire First Evanston common stock that were outstanding at the Effective Time were converted into options of substantially equivalent value to acquire Byline common stock. In the aggregate, Byline paid $27.0 million in cash and issued 6,682,850 shares of its common stock in respect of the outstanding shares of First Evanston common stock. The value of the total merger consideration at closing was approximately $179.1 million before issuance costs of $852,000.

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

At the effective time of the merger, each share of Oak Park River Forest’s common stock was converted into the right to receive: (1) 7.9321 shares of Byline’s common stock, and (2) an amount in cash equal to $6.2 million divided by the number of outstanding shares of Oak Park River Forest common stock as of the closing date, with cash paid in lieu of fractional shares. Options to acquire Oak Park River Forest common stock that were outstanding at the Effective Time were paid in cash based on elections made by option holders, resulting in an aggregate stock options transaction value of $4.2 million. In the aggregate, Byline paid $6.2 million in cash and issued 1,464,558 shares of its common stock in respect of the outstanding shares of Oak Park River Forest common stock. The value of the total merger consideration at closing was approximately $35.5 million before issuance costs of $585,000.

Strategic branch consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth and consolidation potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, which occurred in June 2013, our branch network has been reduced from 88 to 57, including eight branches added through the First Evanston acquisition and three branches added through the Oak Park River Forest acquisition. During 2018 and 2019, we consolidated seven branches and two other facilities within our current network that we believe had a minimal impact on our customer service levels, convenience, and business development capabilities. Additionally during 2019, we identified another three branches that we believe can be consolidated and one that we believe can be repurposed with minimal impact to our customers, service levels, and overall convenience. These activities were completed during the first quarter of 2020, and resulted in a one-time charge of approximately $437,000. We expect to generate $1.3 million in annual cost savings as a result of this consolidation, a portion of which we will seek to reinvest back into the business.

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

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 56 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Retail deposits

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except for time deposits exceeding $100,000, to be our primary and most valuable funding source, and as of December 31, 2019, core deposits represented 83.1% of our total deposits.  In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking.  We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for only 9.2% of all deposits as of December 31, 2019. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. Our incentive compensation plans are designed so that those arrangements appropriately balance risk and financial rewards, are compatible with effective risk management practices and are supported by effective governance. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $4.1 billion of deposits at December 31, 2019, and our average cost of deposits was 0.91% for the year ended December 31, 2019.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and cash management products. Our primary commercial lending groups are described below:

Commercial & industrial.  Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $50 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit, and cash management products and services. As of December 31, 2019, the C&I group managed a portfolio of $1.4 billion in loans outstanding.

Commercial real estate.  Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our CRE portfolio is broadly diversified by property type including loans secured by multi family, retail, industrial and office properties. As of December 31, 2019, the CRE group had $641.6 million in loans outstanding.

Sponsor finance.  Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2019, we had $255.0 million in sponsor finance loans outstanding.

Syndications.  From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller piece of our portfolio. The syndications group targets transactions in the home mortgage, commercial real estate and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2019, the group had $329.4 million in loan syndications outstanding.

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

Small Business Capital

Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (together “U.S. government guaranteed loans”). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers that we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2019, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $119.8 million. The total unpaid principal balances of loans serviced for others was $1.4 billion at December 31, 2019.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group (“BFG”), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, and wholesalers. The average lease size at origination for BFG for the year ended December 31, 2019 was approximately $55,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2019, BFG had $179.6 million in leases outstanding with a weighted average life of approximately 2.5 years.

Wealth management and trust

We launched our trust and wealth management services with the acquisition of First Evanston in May 2018. This business provides investment, trust and wealth management services to our clients, including foundations and endowments and high net worth individuals. Services include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under management were $568.5 million as of December 31, 2019.

Distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 56 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep rooted relationships to target local customers with a diversified product offering.

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

Employees

As of December 31, 2019, we had 1,001 full time equivalent employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601, and our telephone number at that address is (773) 244-7000. Our website address is www.bylinebancorp.com. We make available at this address, under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC's website at www.sec.gov. The contents of our website are not incorporated by reference into this report.

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

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $111.9 million to us without obtaining affirmative regulatory approvals as of December 31, 2019.

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

Federal law also limits our bank’s authority to extend credit to its insiders, which is defined under applicable law to include its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, we have certain stockholders who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the Federal Reserve that restrict our ability to engage in certain business transactions without the consent of the Federal Reserve.

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

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer, which is composed entirely of CET1, is in addition to these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by 0.625% on each subsequent January 1) until it reached 2.5% on January 1, 2019. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were to be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). On November 21, 2017, the federal banking regulators finalized rules that otherwise maintain the Capital Rules’ 2017 adjustments for the year 2018. These changes to the Capital Rules became effective beginning on January 1, 2018. On July 29, 2019, the federal banking regulators issued a final rule to simplify the regulatory capital treatment of mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities.  The final rule is effective April 1, 2020 and is otherwise consistent with the Economic Growth Regulatory Relief and Consumer Protection Act (the “Consumer Protection Act”) signed into law in May 2018. As discussed below, the Consumer Protection Act included a provision intended to simplify capital rules for certain qualifying community banks. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

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

With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”).  On September 17, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule meant to simplify the capital rules for community banks. Under the final rule, most depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, that have limited amounts of off-balance sheet exposures and trading assets and liabilities, and that have a community bank leverage ratio of greater than 9% would be eligible to opt into a community bank leverage ratio framework beginning on January 1, 2020. Under the final rule, should a qualified community bank or its holding company elect to use the community bank leverage ratio and maintain a community bank leverage ratio of greater than 9% then it would not be subject to other risk-based and leverage capital requirements, including the risk-based capital rules relating to high volatility commercial real estate, mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities, and would be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act and the generally applicable capital requirements under the federal banking regulators’ capital rules.  While the community bank leverage ratio framework is available to us and Byline Bank, neither we nor Byline Bank have elected to adopt the community bank leverage ratio framework at this time.

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

As of December 31, 2019, our bank was considered “well capitalized” with a Tier 1 capital ratio of 13.11%, total capital ratio of 13.87%, Tier 1 leverage ratio of 10.92%, and a CET1 capital ratio of 13.11%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

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

Other assessments

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base. On March 29, 2019, the final assessments were collected by the FDIC.

All Illinois state-chartered banks are required to pay supervisory assessments to the IDFPR to fund the operations of that agency. The amount of the assessment is calculated on the basis of Byline Bank’s total assets.

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the “Volcker Rule”, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule became effective in July 2015. On July 9, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule to exempt community banks that have total assets of $10 billion or less and total consolidated trading assets and liabilities equal to or less than 5% of total consolidated assets from the Volcker Rule.  Although we and Byline Bank qualify for exemption under the final rule, the Volcker Rule would not significantly affect the operations of us and our subsidiaries, as we do not have any significant engagement in the businesses covered by the Volcker Rule.

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

On December 13, 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a proposed rule to comprehensively amend and modernize how banks receive credit under the CRA in serving low- and moderate-income individuals and communities.  Notably, the Federal Reserve System did not join with the FDIC and OCC in issuing the proposed rule.  At this time, the proposed rule has yet to be finalized and we are unable to determine what impact, if any, any finalized rule may have on the operations of Byline Bank.

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

Item 1A. Risk Factors.

The material risks and uncertainties that management believes affect us are described below. You should carefully consider these risks, together with all of the information included herein. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Business

Credit and Interest Rate Risks

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans or leases, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan or lease, including risks with respect to the period of time over which the loan or lease may be repaid, risks relating to proper loan or lease underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans or leases, a lack of discipline or diligence in underwriting and monitoring loans and leases, the inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan and lease portfolio, may result in loan or lease defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, or results of operations.

We may underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we provide for loan and lease losses.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s estimate of probable losses that may be incurred within our existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for probable incurred loan and lease losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan and lease portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; incurred losses inherent in the current loan and lease portfolio; and economic, political, and regulatory conditions. Given our limited history in making loans since our recapitalization, we do not have adequate historical data on loans made by Byline Bank to calculate loan allowances solely based on the Banks’s historical loan experience and, as a result, we calculate loan allowances and provisions for loan and lease losses, in part, based on industry and peer data, which could increase the subjectivity of the calculation. In accordance with accounting principles generally accepted in the United States (“GAAP”) for business combination accounting, the loans acquired through our recapitalization and our subsequent bank acquisitions were recorded at their estimated fair value. Therefore, there was no allowance for loan losses associated with those loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans, which includes considering the remaining net acquisition accounting adjustment ($28.5 million at December 31, 2019).

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

Although we believe our allowance for loan and lease losses is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, this allowance may not be sufficient. We could sustain credit losses that are significantly higher than the amount of our allowance for loan and lease losses. Higher credit losses could arise for a variety of reasons, such as changes in economic conditions affecting borrowers, new information regarding our loans and leases and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional loan and lease losses not incorporated in the existing allowance for loan and lease losses might occur. Losses in excess of the existing allowance for loan and lease losses will reduce our net income and could have a material adverse effect on our business, financial condition, or results of operations. A severe downturn in the economy generally, in our markets specifically, or affecting the business and assets of individual customers, would generate increased charge-offs and a need for higher provision for loan and lease losses.

As of December 31, 2019, our allowance for loan and lease losses as a percentage of total loans and leases was 0.84% and as a percentage of total non-performing loans and leases was 83.95%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan and lease losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or requirements by our banking regulators. Bank regulatory agencies periodically review our allowance for loan and lease losses, the policies and procedures we use to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to make further provisions or recognize future charge-offs. Further, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional adjustments to increase the allowance for loan and lease losses.

Any increases in our provision for loan and lease losses will result in a decrease in net income and may reduce retained earnings and capital and, therefore, have a material adverse effect on our business, financial condition and results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” that will replace the current approach under GAAP for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology referred to as the Current Expected Credit Loss ("CECL") that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is generally expected to result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which extends the implementation date for the standard.  The standard became effective for many publicly-traded entities on January 1, 2020.  However, as we are an emerging growth company and continue to elect not to opt out of the extended transition period for new accounting standards, the standard will be effective for us on January 1, 2023.  See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information about the standard.

We also expect to incur transition and ongoing costs in developing and implementing the CECL methodology. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

A significant portion of our loan portfolio is of relatively recent origin. Normally, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning”. As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 74.9% of our portfolio has been originated since our recapitalization, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our business, profitability, and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities, or obligations we hold.

In addition to relying on borrowers to repay their loans and leases, we are exposed to the risk that third parties that owe us money, securities, or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. A default by a significant market participant, or concerns that such a party may default, could lead to significant liquidity problems, losses, or defaults by other parties, which in turn could adversely affect us.

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

Fluctuations in interest rates may negatively affect our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities, loans, and leases, the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect the premiums we may receive in connection with the sale of U.S. government guaranteed loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies can have a significant effect on our net interest income and results of operations.

We seek to mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. Our hedging strategies rely on assumptions and projections regarding interest rates, asset levels, and general market factors and subject us to counterparty risk. There is no assurance that our interest rate mitigation strategies will be successful, and if our assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that could adversely affect our earnings.

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

As of December 31, 2019, we had $1.3 billion of non-interest-bearing demand deposits and $338.2 million of interest-bearing checking accounts. Current interest rates for interest-bearing accounts are low due to current market conditions. However, we do not know what market rates will eventually be, especially if the Federal Reserve increases interest rates. To the extent we offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We may be adversely impacted by the transition from the London Interbank Offered Rate ("LIBOR") as a reference rate.

We have derivative contracts, borrowings, including $46.5 million in junior subordinated debentures underlying our trust preferred securities, and other financial instruments with attributes that are either directly or indirectly dependent on the U.S. dollar LIBOR. Further, just over 52% of our aggregate loan and lease portfolio bears interest at floating rates.  Of that, slightly less than half of which are tied to LIBOR, as of December 31, 2019. In 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it will stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021. United States regulatory authorities have voiced similar support for phasing out LIBOR. As a result, the continuation of LIBOR cannot be guaranteed after 2021.

At this time, no definite consensus exists as to what rate or rates will replace LIBOR and it is not possible to predict with certainty the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates to LIBOR may adversely affect current LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates in our agreements that use LIBOR rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent, or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan or lease losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition, or results of operations.

The value of the financial instruments we own may decline in the future.

As of December 31, 2019, we owned $1.2 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

In addition, an increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

Concentrated exposures to individual obligors may unfavorably impact our operations.

We have cultivated relationships with certain individuals, businesses, and institutions that could result in relatively large exposures to select single obligors. The failure to properly anticipate and address risks associated with any concentrated exposures could have a material adverse effect on our business, financial condition, or results of operations.

Funding Risks

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds. This loss would require us to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and investment maturities, redemptions, and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors are also a source of funds and we may issue additional equity or debt securities in the future. Additional liquidity may be provided by brokered time deposits and repurchase agreements, and we have the ability to borrow from the Federal Reserve Bank of Chicago and the FHLB. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements, and borrowings from the discount window of the Federal Reserve System. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses, or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

Our liquidity is dependent on dividends from Byline Bank.

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, including cash flow to pay dividends on our common and preferred stock, interest on our junior subordinated debentures, principal and interest on any debt we may incur and other corporate expenses, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that our bank may pay to us. As of December 31, 2019, Byline Bank had the capacity to pay us a dividend of up to $111.9 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common and preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

Loss of deposits could increase our funding costs.

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2019, we had $4.1 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally; customer perceptions of our financial health and general reputation; increasing competitive pressures from other financial services firms for consumer or corporate customer deposits; and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that transact with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing, and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, or results of operations.

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

Our growth requires that we increase our loan and deposit growth while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees, and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.

Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition, or results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention.

Our use of third-party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring, and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships, or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, or results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Rapidly changing technology as well as changing consumer preference is allowing parties to complete financial transactions that historically have involved banks through alternative methods. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The changing consumer preference and technology evolution could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material effect on our financial condition and results of operations.

Current or former employee or predecessor misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage, or our former directors, employees, or controlling stockholders could have engaged, in misconduct that adversely affects our business. For example, if such a person were to engage, or previously engaged, in fraudulent, illegal, or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships, and ability to attract new customers. Our business often requires that we interact with confidential information. If our employees were to improperly use or disclose this information, or if former directors, employees, or controlling stockholders previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position, and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees or former directors, employees, or controlling stockholders, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition, or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit, and motivate key officers and employees. There are a limited number of qualified persons with requisite knowledge of, and experience in, certain of our specialized business lines, including our equipment leasing and U.S. government guaranteed lending businesses. A number of our employees have considerable tenure with Byline Bank and some will be nearing retirement in the next few years, which makes succession planning important to the continued operation of our business. We need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing, and retaining skilled personnel may continue to increase. This could have a material adverse effect on our business, financial condition, or results of operations. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations, including restrictions recently proposed for adoption by U.S. regulatory agencies, including the Federal Reserve and the FDIC. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition, or results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing, or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, or results of operations.  Additionally, these strategies, products, and lines of business may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect results of operations or future growth prospects.

External Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, and the strength of the domestic economy and the local economy in the markets in which we operate.  Also, the occurrence of other external events, such as widespread public health emergencies or pandemics, like the recent outbreak of the coronavirus in China and other countries, may negatively affect the business environment in our markets.  Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; public health concerns; and other external factors or a combination of these or other factors.

The City of Chicago and State of Illinois currently face significant financial difficulties, which could adversely affect our business.

We have significant loan exposure in the Chicago metropolitan area, and both the City of Chicago and the State of Illinois currently face significant fiscal challenges, including large budget deficits, substantial unfunded pension obligations and low credit ratings compared to other local entities, which could negatively impact us to the extent this leads to declines in business activity and overall economic conditions in Illinois and the Chicago metropolitan area. These fiscal challenges may also lead to significant increases in real estate taxes on properties in the Chicago metropolitan area, which could negatively affect certain of our borrowers’ ability to make payments on our loans.

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

Many of the loans in our portfolio are secured by real estate. As of December 31, 2019, our real estate loans held for investment include $278.7 million of construction and development loans, $286.5 million of multifamily loans, $459.9 million of non-owner occupied commercial real estate (“CRE”) loans and $420.2 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values in the states in which we operate could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan and lease portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

Our small business customers may lack the resources to weather a downturn in the economy.

One of our primary strategies is serving the banking and financial services needs of small and medium sized businesses. These businesses generally have fewer financial resources than larger entities and less access to capital sources and loan facilities. If economic conditions are generally unfavorable in our market areas, our small business borrowers may be disproportionately affected, and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies, and other financial institutions operating within or near the areas we serve, many of whom target the same customers we do in the Chicago metropolitan area. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased lending activity of competing banks following the severe economic recession occurring during 2007 through 2009 has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate or more expansive product mixes offered by larger institutions. We also face increased competition in our U.S. government guaranteed lending business, which can adversely affect our volume and the premium, if any, recognized on sales of the guaranteed portions of such U.S. government guaranteed loans. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition, or results of operations.

Our ability to maintain, attract, and retain customer relationships is highly dependent on our reputation.

We rely, in part, on the reputation of our bank to attract customers and retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this prospectus, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third-party fraud, record-keeping, regulatory investigations, and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Byline Bank” brand and associated trademarks, and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.

On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long-term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative”, on November 28, 2011. In 2013, both Moody’s and Standard & Poor’s revised their outlooks from “Negative” to “Stable”, and on March 21, 2014, Fitch revised its outlook from “Negative” to “Stable”. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could affect our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, government-sponsored enterprises or related institutions or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition, or results of operations.

The effects of severe weather, natural disasters, widespread public health emergencies, such as pandemics, acts of war or terrorism or other external events could disrupt our operations and significantly impact our business.

Severe weather, natural disasters, widespread health emergencies, including disease or pandemics such as the recent coronavirus outbreak in China and other countries, acts of war or terrorism or other adverse external events could disrupt our operations and have a significant impact on our ability to conduct business and implement our growth plan. To the extent such events impact our employees, customers and their businesses, and the communities in which we operate, they could negatively affect our day-to-day operations, the stability of our deposit base, result in a decline in loan or lease demand, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. For example, there are broad and continuing concerns related to the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities.  The occurrence or prolonged impact of such events may cause significant economic and financial market disruption, destabilization and volatility, which could negatively affect our stock price, including the value of our stock as consideration in any acquisitions we may seek to pursue. As a result, our strategy to grow our business may be adversely impacted and/or delayed.   The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

The price of our common stock may be volatile, and may decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations generally, and volatility in our stock price specifically, could make it more difficult for our stockholders to resell their common stock when and at prices they find attractive.

Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	the failure of securities analysts to cover, or continue to cover us;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us, our competitors or other financial institutions;

•	future sales of our common stock;

•	departure of our management team or other key personnel;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

•	litigation and governmental investigations; and

•

geopolitical conditions such as acts or threats of terrorism or military conflicts, natural disasters, widespread public health issues (such as pandemics like the recent coronavirus) and other external factors.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation that, even if our defense is successful, could distract our management and be costly to defend. General financial market fluctuations, industry factors and general economic and political conditions and events—such as economic slowdowns or recessions, interest rate changes or credit loss trends—could also cause our stock price to decrease regardless of our operating results.

Technology Risks

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions, or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing, and internal audit systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card services, and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason, and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, or results of operations.

Our operations rely heavily on the secure processing, storage, and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, system break-ins, and other cybersecurity breaches described above or herein, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches, and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents in recent periods. Moreover several large corporations, including financial institutions and retail companies continue to suffer major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes, and controls that we use to prevent fraudulent transactions and to protect data about us, our customers, and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition, or results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition, or results of operations could be adversely affected.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services, or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors, and system conversion delays, and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors, and delays could have a material adverse effect on our business, financial condition, or results of operations.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition, or results of operations.

We issue debit cards, and debit card transactions pose a particular cybersecurity risk that is outside of our control.

Debit card numbers are susceptible to theft at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon retailers’ vigilance and willingness to invest in technology and upgrades. Despite third-party security risks that are beyond our control, we offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to our customers exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operations.

Guaranteed Loans Risks

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans, or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition, or results of operations.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gains on such sales recognized for the twelve months ended December 31, 2019 was $31.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

A prolonged U.S. government shutdown or default by the U.S. on government obligations would harm our results of operations.

Our results of operations, including revenue, non-interest income, expenses, and net interest income, would be adversely affected in the event of widespread financial and business disruption on account of a default by the United States on U.S. government obligations or a prolonged failure to maintain significant U.S. government operations, particularly those pertaining to the SBA and USDA. Any such failure to maintain such U.S. government operations would impede our ability to originate SBA and USDA loans and our ability to sell such loans in the secondary market.

Legal, Accounting, and Compliance Risks

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

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Furthermore, we currently outsource our internal audit function. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition, or results of operations.

Our goodwill may become impaired, which may adversely impact our results of operations and financial condition and may limit Byline Bank’s ability to pay dividends to us, thereby causing liquidity issues.

As of December 31, 2019, we had goodwill of $148.4 million, or 19.8% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

The accounting for loans acquired in connection with our recapitalization and acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

All loans acquired as part of our recapitalization in 2013 as well as loans acquired in connection with our subsequent acquisitions have been recorded at their estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. The determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

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

We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Our acquisitions and improved risk profile of the Company are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of the interest rate environment and loan and lease growth capabilities or other factors, our ability to realize the net deferred tax assets could be affected.

Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could cause an ownership change and could limit our ability to utilize our net operating loss carryforwards and other tax attributes pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded net deferred tax assets. As of December 31, 2019, we did not have a valuation allowance against our net deferred tax assets for certain amounts related to U.S. net operating loss carryforwards, and our net deferred tax assets as of December 31, 2019 were $38.3 million. See Note 11 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further discussion of our deferred tax assets.

In December 2017, the U.S. Congress passed legislation that decreased the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the rate change, our net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and, as a result, we recorded income tax expense of $7.2 million, or $0.24 per diluted share, during the fourth quarter of 2017 as a result of this change. We expect our effective tax rate for 2020 to be approximately 26% to 28%.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally. For example, in 2016, the FASB approved a new accounting standard that would require companies to include lease obligations on their balance sheets. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which extends the implementation date for the standard. The standard became effective for many publicly-traded entities on January 1, 2019. Assuming we remain an emerging growth company, the standard will be effective for us on January 1, 2021. Although we are still in the process of quantifying the amounts, we expect an increase in assets and liabilities as a result of recognizing right-of-use asset and liabilities under lease contracts in which the Company is a lessee.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2022, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt, and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

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

We are a newer public company, and, as an emerging growth company, our independent auditors are not yet required to provide us with an opinion on the effectiveness of our internal control over financial reporting. Our ongoing implementation of compliance with Sarbanes-Oxley and other regulatory and disclosure requirements of public companies will be expensive and time consuming and may strain our resources.

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

If we are not able to implement the requirements of Section 404 of Sarbanes-Oxley in a timely and capable manner, we may be subject to adverse regulatory consequences and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition, or results of operations.

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

If we are unable to meet the demands that are placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, results of operations, or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date reported in our financial statements as of December 31, 2019. The JOBS Act provides that, so long as we qualify as an “emerging growth company”, we will be exempt from the provisions of Section 404(b) of Sarbanes-

Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We may take advantage of this exemption so long as we qualify as an “emerging growth company”.

Certain banking laws and certain provisions of our certificate of incorporation may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. Currently, acquisition of 10% or more of any class of voting securities of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. The Federal Reserve, however, recently passed a final rule that updates the criteria that will be considered by the Federal Reserve in determining when an acquirer controls a bank holding company or depository institution.  Effective as of April 1, 2020, the Federal Reserve will consider the level of ownership of voting securities and a number of other specific factors, such as board representation, officer/employee interlocks, proxy rights, any business relationship between the acquirer and bank holding company or depository institution and any contractual rights of the acquirer to limit or impact management, in making a determination as to whether an acquirer controls a bank holding company or depository institution.  In general, as an acquirer’s ownership of voting securities equals or exceeds 10% of a class of voting securities, an acquirer will need to comply with additional restrictions set forth in the rule to avoid being deemed to control a bank holding company or depository institution.  Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including our bank.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of our stockholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our bank is subject to regulation and supervision by the FDIC and the IDFPR. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Certain activities are restricted due to commitments entered into with the Federal Reserve by us and our foreign national stockholders.

We have certain stockholders who invested in our recapitalization who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the Federal Reserve that restrict some of our activities. In particular, without approval of the Federal Reserve, we are restricted from engaging in certain transactions with these foreign national stockholders, their immediate families, and any company controlled by such foreign national stockholders or by their immediate families. Such transactions include (i) extensions of credit described in the Federal Reserve’s Regulation O, (ii) covered transactions described in sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, and (iii) subject to certain limited exceptions, business transactions or relationships with companies controlled by such foreign national stockholders or by their immediate families. These restrictions could prevent us from pursuing activities that would otherwise be in our and our other stockholders’ best interests. Moreover, if we were to fail to comply with any of these restrictions, we could be subject to enforcement and other legal actions by the Federal Reserve, including civil and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

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

In particular, the capital adequacy and liquidity requirements applicable to Byline Bancorp, Inc. and Byline Bank under the capital rules implementing the Basel III capital framework in the United States (the “Capital Rules”) began to be phased-in starting in 2015. Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The Basel III rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital. However, we are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital. The Basel III Capital Rules were fully phased-in as of January 1, 2019.

While we currently meet the requirements of the Basel III-based Capital Rules, we may fail to do so in the future. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations, and financial conditions, generally.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition, and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted.

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

Our ability to pay dividends may be limited and our stockholders’ ability to achieve a return on their investment may depend on appreciation in the price of our common stock.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. On December 12, 2019, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on January 7, 2020, to stockholders of record of the Company’s common stock as of December 24, 2019.  Even if we have earnings in an amount sufficient to pay cash dividends, our Board of Directors may decide to retain earnings for the purpose of financing growth. We cannot assure you that cash dividends on our common stock will continue to be paid.

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

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires our bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments, or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the severe economic recession occurring during 2007 through 2009, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets, and compliance with anti-money laundering statutes, the Bank Secrecy Act, and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. Further, we have in the past and may in the future be subject to consent orders with our regulators. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

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

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions), and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection, and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

We are subject to environmental liability risk associated with our lending activities and with the properties we own.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans and there is a risk that hazardous or toxic substances could be found on these properties, notwithstanding our prior due diligence. We also own many of our branches and it is possible that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Acquisition Activity

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We have continued to grow our business both organically and through the acquisition of smaller banks that management believes strategically fit within our franchise and that we believe support our businesses and make financial and strategic sense.  In the event that we continue to pursue further acquisitions, we may have difficulty executing on and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

Generally, any acquisition of target financial institutions, branches, or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC as well as the IDFPR. In evaluating applications seeking approval of acquisitions, such regulators consider factors such as, among other things, the competitive effect and public benefits of the transaction, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

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

Also, acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity, return on assets, and our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

Other Risks

Our principal stockholder, MBG Investors I, L.P. has significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 30.0% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

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

Certain of our pre-IPO stockholders, including affiliates such as MBG Investors, I, L.P., hold restricted shares that could be sold in accordance with the volume, manner of sale, and other limitations under Rule 144 or through registration under the Securities Act. We cannot predict the size of future issuances or sales of our common stock by our pre-IPO stockholders or the effect, if any, that future issuances or sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

We may be adversely affected by risks associated with our successful banking system conversion, including failure to realize anticipated benefits and to overcome integration risks, which could adversely affect our growth, profitability, and customer experience.

In order to support our continued growth and to continue to provide first-rate banking products and services to our customers, we have converted our core bank processing platform to FIS’s Integrated Banking Services, which was finalized in February of 2019. However, there can be no assurance that we will be able to realize the full anticipated benefits of the conversion and overcome associated integration risks.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 56 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease 20 of our retail branch offices and our headquarters and own the remainder of our retail branch offices. We are continually evaluating opportunities to improve our existing branches, and we have closed and may close branches in certain circumstances to improve our efficiency.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “BY”.  There were approximately 847 holders of record of our common stock as of March 9, 2020.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to us by Byline Bank and cash on hand. The Company is subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring, and Byline Bank from paying, dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes. See Item 1. “Business – Supervision and Regulations – Dividends; Stress Testing” above and Note 21 of notes to consolidated financial statements contained in Item 8 of this report.

The Company did not pay any dividends on its common stock during 2019.  On December 12, 2019, the Company’s Board of Directors declared a cash dividend for the quarter of $0.03 per share payable on January 7, 2020 to stockholders of record on December 24, 2019.  While the Company currently intends to continue to pay a nominal dividend on its common stock on a quarterly basis to the extent the Board determines the payment of such dividend is prudent and permitted by applicable law and regulation, there can be no assurance that the Company will continue to pay any dividend on its common stock.  The determination to declare any such dividend, including the amount of such dividend, is solely within the discretion of the Company’s Board of Directors.

Issuer Purchases of Equity Securities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions including pursuant to a Rule 10b5-1 plan as well as the Safe Harbor provided by Rule 10b-18 under the Exchange Act. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements.  The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at December 31, 2019.  The program will be in effect until December 31, 2020 unless terminated earlier.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2019.

Equity Compensation Plan Information.

The equity compensation plan information is presented under Part III, Item 12 of the report and is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on the Company’s common stock from June 30, 2017 (the date of our initial public offering and listing on the NYSE) through December 31, 2019, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the SNL $1 Billion to $5 Billion Asset U.S. Bank Index, (3) a peer group of the SNL $5 Billion to $10 Billion Asset U.S. Bank Index, and (4) KBW NASDAQ Regional Banking index (“KRX”). Total return assumes the reinvestment of all dividends.

For the year ended December 31, 2018, the Company included the Russell 2000 (U.S. Stock) Index, the peer group of the SNL $1 Billion to $5 Billion Asset U.S. Bank Index, and the peer group of the SNL $5 Billion to $10 Billion Asset U.S. Bank Index in the Total Return Performance Graph. The Company believes the KRX index provides a more meaningful comparison to the Company’s cumulative total return performance than the SNL $1 Billion to $5 Billion Asset U.S. Bank Index.  Included in the KRX index are U.S. regional banks, similar to the Company.  The SNL $1 Billion to $5 Billion Asset U.S. Bank Index includes peer group banks with $1.0 billion to $5.0 billion in assets as of the most recent financial data.  During 2019, the Company exceeded $5.0 billion in assets.  In future Form 10-K filings, the Total Return Performance Graph will include the KRX Index and no longer include the SNL $1 Billion to $5 Billion Asset U.S. Bank Index.

Index	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019
Byline Bancorp, Inc.	$100.00	$114.56	$111.42	$83.09	$95.36	$97.76
Russel 2000	100.00	109.20	117.57	97.17	113.68	121.97
SNL U.S. Bank $1B-$5B	100.00	106.39	115.56	93.21	102.28	113.31
SNL U.S. Bank $5B-$10B	100.00	103.24	110.00	93.44	105.74	115.78
KRX	100.00	105.17	109.13	86.77	98.63	107.49
*	The information assumes that $100 was invested at the closing price on June 30, 2017 in the Company’s stock and each index, and that all dividends are reinvested.

Item 6. Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2019, 2018, 2017, 2016, and 2015, and is derived from our audited financial statements. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance, and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in Item 6 of this report, for more information.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2019	2018	2017	2016	2015
Income Statement Data
Net interest income	$216,285	$178,605	$122,912	$90,618	$76,632
Provision for loan and lease losses	20,708	18,795	12,653	10,352	6,966
Non-interest income	55,493	50,526	49,030	24,868	19,713
Non-interest expense	173,775	154,896	118,495	99,650	104,046
Income (loss) before income taxes	77,295	55,440	40,794	5,484	(14,667)
Provision (benefit) for income taxes	20,293	14,247	19,099	(61,245)	307
Net income (loss)	57,002	41,193	21,695	66,729	(14,974)
Dividends on preferred shares	783	783	11,277	—	—
Income available (loss attributable) to common stockholders	56,219	40,410	10,418	66,729	(14,974)
Earnings per Common Share
Basic earnings (loss) per common share	$1.51	$1.21	$0.39	$3.31	$(0.86)
Diluted earnings (loss) per common share	$1.48	$1.18	$0.38	$3.27	$(0.86)
Adjusted diluted earnings (loss) per share(2)(3)(4)	$1.62	$1.43	$0.52	$0.38	$(0.80)
Weighted-average common shares outstanding (basic)	37,290,486	33,292,619	26,963,517	20,141,630	17,332,775
Weighted-average common shares outstanding (diluted)(1)	37,986,463	34,179,754	27,547,314	20,430,783	17,332,775
Common shares outstanding	38,256,500	36,343,239	29,317,298	24,616,706	17,332,775
Balance Sheet Data
Loans and leases held for investment, before allowance for loan and lease losses(5)	$3,785,661	$3,501,626	$2,277,492	$2,148,011	$1,345,437
Loans and leases held for sale	11,732	19,827	5,212	23,976	268
Allowance for loan and lease losses (ALLL)	31,936	25,201	16,706	10,923	7,632
Acquisition accounting adjustments(6)	28,511	34,029	31,693	43,242	19,171
Interest-bearing deposits in other banks	32,509	91,670	38,945	28,798	23,572
Investment securities	1,198,735	916,922	700,399	747,406	879,192
Assets held for sale	15,362	14,489	9,779	14,748	2,259
Other real estate owned, net	9,896	5,041	10,626	16,570	26,715
Goodwill and other intangibles	180,255	161,596	71,318	71,801	48,014
Servicing assets	19,471	19,693	21,400	21,091	—
Total assets	5,521,809	4,942,574	3,366,130	3,295,830	2,479,870
Total deposits	4,147,577	3,749,916	2,443,329	2,490,394	2,180,624
Total liabilities	4,771,694	4,291,902	2,907,552	2,913,172	2,291,596
Total stockholders’ equity	750,115	650,672	458,578	382,658	188,274
Deposits per branch	67,993	63,558	43,631	43,691	26,273
Book value per common share	19.33	17.62	15.29	14.51	10.00
Tangible book value per common share(2)	14.62	13.17	12.85	11.59	7.23
Performance Ratios
Net interest margin	4.47%	4.60%	4.11%	3.59%	3.44%
Cost of deposits	0.91	0.60	0.31	0.20	0.20
Efficiency ratio(7)	61.09	65.15	67.13	83.69	104.90
Adjusted efficiency ratio(2)(3)(7)	58.53	59.68	65.83	81.56	104.19
Non-interest expense to average assets	3.29	3.65	3.59	3.62	4.18
Adjusted non-interest expense to average assets(2)(3)	3.16	3.36	3.52	3.53	4.13
Return on average stockholders’ equity	8.05	7.34	5.08	27.93	(7.21)
Adjusted return on average stockholders' equity(2)(3)(4)	8.77	8.85	5.97	3.25	(6.69)
Return on average assets	1.08	0.97	0.66	2.42	(0.60)
Adjusted return on average assets(2)(3)(4)	1.18	1.17	0.77	0.28	(0.56)
Non-interest income to total revenues(2)	20.42	22.05	28.52	21.53	20.46
Pre-tax pre-provision return on average assets(2)	1.86	1.75	1.62	0.57	(0.31)
Adjusted pre-tax pre-provision return on average assets(2)(3)	1.99	2.05	1.69	0.66	(0.27)
Return on average tangible common stockholders' equity(2)	11.80	10.44	3.61	39.96	(8.39)
Adjusted return on average tangible common stockholders' equity(2)(3)(4)	12.78	12.44	4.73	5.58	(7.62)
Non-interest-bearing deposits to total deposits	30.85	31.81	31.14	29.09	28.73
Loans and leases held for sale and loans and leases held for investment to total deposits	91.56	93.91	93.43	87.21	61.71
Deposits to total liabilities	86.92	87.37	84.03	85.49	95.16

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2019	2018	2017	2016	2015
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ALLL	1.00%	0.79%	0.74%	0.34%	0.69%
ALLL / total loans and leases held for investment, net before ALLL	0.84	0.72	0.73	0.51	0.57
Net charge-offs (recoveries) / average total loans and leases held for investment, net before ALLL	0.37	0.35	0.31	0.42	0.33
Capital Ratios
Common equity to assets	13.40%	12.95%	13.31%	10.84%	6.99%
Tangible common equity to tangible assets(2)	10.47	10.01	11.44	8.85	5.15
Leverage ratio	11.39	11.05	12.18	10.07	7.85
Tier 1 common ratio	12.36	11.85	13.68	11.20	8.92
Tier 1 ratio	13.67	13.30	15.18	12.78	12.00
Total capital ratio	14.43	13.99	15.89	13.28	12.51

(1)	Due to losses for the year ended December 31, 2015, zero incremental shares are included because the effect would be anti-dilutive.
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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Net income (loss) and earnings (loss) per share excluding significant items
Reported Net Income (Loss)	$57,002	$41,193	$21,695	$66,729	$(14,974)
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	—	(61,377)	—
Incremental income tax benefit of state tax rate change	—	—	(4,790)	—	—
Incremental income tax expense attributed to federal income tax reform	—	(724)	7,154	—	—
Impairment charges on assets held for sale	570	628	951	905	1,092
Merger-related expense	4,340	2,056	1,272	1,550	—
Core system conversion expense	2,049	9,847	—	—	—
Tax benefit on impairment charges and merger- related expenses	(1,830)	(3,275)	(781)	(31)	—
Adjusted Net Income (Loss)	$62,131	$49,725	$25,501	$7,776	$(13,882)
Reported Diluted Earnings (Loss) per Share	$1.48	$1.18	$0.38	$3.27	$(0.86)
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	—	(3.01)	—
Incremental income tax benefit of state tax rate change	—	—	(0.17)	—	—
Incremental income tax expense attributed to federal income tax reform	—	(0.02)	0.26	—	—
Impairment charges on assets held for sale	0.01	0.02	0.03	0.04	0.06
Merger-related expense	0.12	0.06	0.05	0.08	—
Core system conversion expense	0.05	0.29	—	—	—
Tax benefit on impairment charges and merger- related expenses	(0.04)	(0.10)	(0.03)	—	—
Adjusted Diluted Earnings (Loss) per Share	$1.62	$1.43	$0.52	$0.38	$(0.80)

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Adjusted non-interest expense:
Non-interest expense	$173,775	$154,896	$118,495	$99,650	$104,046
Less: significant items
Impairment charges on assets held for sale	570	628	951	905	1,092
Merger-related expense	4,340	2,056	1,272	1,550	—
Core system conversion expense	2,049	9,847	—	—	—
Adjusted non-interest expense	$166,816	$142,365	$116,272	$97,195	$102,954
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$166,816	$142,365	$116,272	$97,195	$102,954
Less: Amortization of intangible assets	7,737	5,629	3,074	3,003	2,980
Adjusted non-interest expense excluding amortization of intangible assets	$159,079	$136,736	$113,198	$94,192	$99,974
Pre-tax pre-provision net income (loss):
Pre-tax income (loss)	$77,295	$55,440	$40,794	$5,484	$(14,667)
Add: Provision for loan and lease losses	20,708	18,795	12,653	10,352	6,966
Pre-tax pre-provision net income (loss)	$98,003	$74,235	$53,447	$15,836	$(7,701)
Adjusted pre-tax pre-provision net income (loss):
Pre-tax pre-provision net income (loss)	$98,003	$74,235	$53,447	$15,836	$(7,701)
Impairment charges on assets held for sale	570	628	951	905	1,092
Merger-related expense	4,340	2,056	1,272	1,550	—
Core system conversion expense	2,049	9,847	—	—	—
Adjusted pre-tax pre-provision net income (loss)	$104,962	$86,766	$55,670	$18,291	$(6,609)
Total revenues:
Net interest income	$216,285	$178,605	$122,912	$90,618	$76,632
Add: non-interest income	55,493	50,526	49,030	24,868	19,713
Total revenues	$271,778	$229,131	$171,942	$115,486	$96,345
Tangible common stockholders' equity:
Total stockholders' equity	$750,115	$650,672	$458,578	$382,658	$188,274
Less: Preferred stock	10,438	10,438	10,438	25,441	15,003
Less: Goodwill	148,353	128,177	54,562	51,975	25,688
Less: Core deposit intangibles and other intangibles	31,902	33,419	16,756	19,826	22,326
Tangible common stockholders' equity	$559,422	$478,638	$376,822	$285,416	$125,257
Tangible assets:
Total assets	$5,521,809	$4,942,574	$3,366,130	$3,295,830	$2,479,870
Less: Goodwill	148,353	128,177	54,562	51,975	25,688
Less: Core deposit intangibles and other intangibles	31,902	33,419	16,756	19,826	22,326
Tangible assets	$5,341,554	$4,780,978	$3,294,812	$3,224,029	$2,431,856
Average tangible common stockholders' equity:
Average total stockholders' equity	$708,200	$561,568	$427,339	$238,950	$207,596
Less: Average preferred stock	10,438	10,438	17,837	15,060	15,003
Less: Average goodwill	140,087	97,349	51,975	31,362	25,676
Less: Average core deposit intangibles and other intangibles	34,004	27,679	18,360	21,021	23,909
Average tangible common stockholders' equity	$523,671	$426,102	$339,167	$171,507	$143,008
Average tangible assets:
Average total assets	$5,277,042	$4,238,602	$3,302,231	$2,754,738	$2,490,184
Less: Average goodwill	140,087	97,349	51,975	31,362	25,676
Less: Average core deposit intangibles and other intangibles	34,004	27,679	18,360	21,021	23,909
Average tangible assets	$5,102,951	$4,113,574	$3,231,896	$2,702,355	$2,440,599
Tangible net income available (loss attributable) to common stockholders:
Net income available (loss attributable) to common stockholders	$56,219	$40,410	$10,418	$66,729	$(14,974)
Add: After-tax intangible asset amortization	5,582	4,061	1,825	1,801	2,980
Tangible net income available (loss attributable) to common stockholders	$61,801	$44,471	$12,243	$68,530	$(11,994)
Adjusted Tangible net income available (loss attributable) to common stockholders:
Tangible net income available (loss attributable) to common stockholders	$61,801	$44,471	$12,243	$68,530	$(11,994)
Net deferred tax asset valuation allowance reversal	—	—	—	(61,377)	—
Incremental income tax benefit of state tax rate change	—	—	(4,790)	—	—
Incremental income tax benefit (expense) attributed to federal income tax reform	—	(724)	7,154	—	—
Impairment charges on assets held for sale	570	628	951	905	1,092
Merger-related expense	4,340	2,056	1,272	1,550	—
Core system conversion expense	2,049	9,847	—	—	—
Tax benefit on significant items	(1,830)	(3,275)	(781)	(31)	—
Adjusted tangible net income available (loss attributable) to common stockholders	$66,930	$53,003	$16,049	$9,577	$(10,902)

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income (loss)	$98,003	$74,235	$53,447	$15,836	$(7,701)
Total average assets	5,277,042	4,238,602	3,302,231	2,754,738	2,490,184
Pre-tax pre-provision return on average assets	1.86%	1.75%	1.62%	0.57%	(0.31)%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income (loss)	$104,962	$86,766	$55,670	$18,291	$(6,609)
Total average assets	5,277,042	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted pre-tax pre-provision return on average assets:	1.99%	2.05%	1.69%	0.66%	(0.27)%
Non-interest income to total revenues:
Non-interest income	$55,493	$50,526	$49,030	$24,868	$19,713
Total revenues	271,778	229,131	171,942	115,486	96,345
Non-interest income to total revenues	20.42%	22.05%	28.52%	21.53%	20.46%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$166,816	$142,365	$116,272	$97,195	$102,954
Total average assets	5,277,042	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted non-interest expense to average assets	3.16%	3.36%	3.52%	3.53%	4.13%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$159,079	$136,736	$113,198	$97,195	$102,954
Total revenues	271,778	229,131	171,942	115,486	96,345
Adjusted efficiency ratio	58.53%	59.68%	65.83%	81.56%	104.19%
Adjusted return on average assets:
Adjusted net income (loss)	$62,131	$49,725	$25,501	$7,776	$(13,882)
Total average assets	5,277,042	4,238,602	3,302,231	2,754,738	2,490,184
Adjusted return on average assets	1.18%	1.17%	0.77%	0.28%	(0.56)%
Adjusted return on average stockholders' equity:
Adjusted net income (loss)	$62,131	$49,725	$25,501	$7,776	$(13,882)
Average stockholders' equity	708,200	561,568	427,339	238,950	207,596
Adjusted return on average stockholders' equity	8.77%	8.85%	5.97%	3.25%	(6.69)%
Tangible common equity to tangible assets:
Tangible common equity	$559,422	$478,638	$376,822	$285,416	$125,257
Tangible assets	5,341,554	4,780,977	3,294,812	3,224,029	2,431,856
Tangible common equity to tangible assets	10.47%	10.01%	11.44%	8.85%	5.15%
Return on average tangible common stockholders' equity:
Tangible net income available (loss attributable) to common stockholders	$61,801	$44,471	$12,243	$68,530	$(11,994)
Average tangible common stockholders' equity	523,671	426,102	339,167	171,507	143,008
Return on average tangible common stockholders' equity:	11.80%	10.44%	3.61%	39.96%	(8.39)%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available (loss attributable) to common stockholders	$66,930	$53,003	$16,049	$9,577	$(10,902)
Average tangible common stockholders' equity	523,671	426,102	339,167	171,507	143,008
Adjusted return on average tangible common stockholders' equity	12.78%	12.44%	4.73%	5.58%	(7.62)%
Tangible book value per share:
Tangible common equity	$559,422	$478,638	$376,822	$285,416	$125,257
Common shares outstanding	38,256,500	36,343,239	29,317,298	24,616,706	17,332,775
Tangible book value per share	$14.62	$13.17	$12.85	$11.59	$7.23

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

The originated and non‑impaired acquired loans have experienced increasing delinquency and credit loss history that have trended upward, primarily in the U.S. government guaranteed portfolio. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ businesses and fluctuations in the value of real estate collateral.

Acquired non‑impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non‑impaired loans and originated loans of $100,000 or greater with an internal risk rating of substandard or below, or on nonaccrual, as well as loans classified as troubled debt restructurings (“TDR”), are reviewed individually for impairment on a quarterly basis.

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

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated financial statements as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the final condition and performance of comparable financial institutions in our region. Comparison of our financial performance against other financial institutions is impacted by the accounting for acquired non‑impaired and acquired impaired loans.

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

We reported consolidated net income of $57.0 million for the year ended December 31, 2019, compared to net income of $41.2 million for the year ended December 31, 2018, an increase of $15.8 million. The increase in net income was attributable to a $37.7 million increase in net interest income and a $5.0 million increase in non-interest income, offset by a $6.0 million increase in provision for income taxes, a $18.9 million increase in non-interest expense, and a $1.9 million increase in provision for loan and lease losses. The increase in net interest income during the year ended December 31, 2019 was primarily a result of our recent acquisitions, organic loan and lease growth, and security purchases, offset by increases in the costs of interest-bearing deposits and increases in average FHLB advances during the current period. The increase in non-interest income was primarily driven by a decreased downward loan servicing asset revaluation, security sales during the period, an increase in the fair value of equity securities, net, and the acquisitions. The increase in provision for income taxes was mostly driven by an increase in net income before provision for income taxes during the period. The increase in non-interest expense was mainly due to additional costs associated with the acquisitions, primarily salaries and employee benefits, partially offset by a decrease in data processing of $4.5 million resulting from the core system conversion charges incurred in the second quarter of 2018. The increase in provision for loan and lease losses was mainly driven by increases in the general reserves driven by loan and lease originations.

We reported consolidated net income of $41.2 million for the year ended December 31, 2018, compared to net income of $21.7 million for the year ended December 31, 2017, an increase of $19.5 million. The increase in net income was attributable to a $55.7 million increase in net interest income, a $4.9 million decrease in provision for income taxes, and a $1.5 million increase in non-interest income, offset by a $36.4 million increase in non-interest expense and a $6.1 million increase in provision for loan and lease losses. The increase in net interest income during the year ended December 31, 2018 was a result of the First Evanston acquisition, organic loan growth, and recent market interest rate increases, slightly offset by increases in interest-bearing deposit costs during the current period. The decrease in provision for income taxes was primarily driven by the revaluation of our net deferred tax assets resulting from federal tax reform during the year ended December 31, 2017. The increase in non-interest income was primarily driven by increased fees and service charges as well as wealth management and trust income as a result of the First Evanston acquisition. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $13.1 million due to organizational growth as a result of the First Evanston acquisition, an increase in data processing of $8.7 million due to expenses incurred in 2018 related to the core banking system conversion we completed in the first quarter of 2019, and an increase in legal, audit and other professional fees of $4.3 million partially due to merger-related expenses. The increase in provision for loan and lease losses was primarily driven by new loan and lease originations.

Dividends declared and paid on preferred shares were $783,000 for the years ended December 31, 2019 and 2018. During the second quarter of 2017, and in connection with our initial public offering, we agreed to repurchase all $15.0 million of our outstanding shares of Series A Preferred Stock for $25.5 million. The $10.5 million excess of consideration paid over the $15.0 million carrying amount of the Series A Preferred Stock was treated as a one-time dividend declaration on the Series A Preferred Stock. Both the dividend declared on the Series A Preferred Stock and the regular quarterly dividends paid on our Series B Preferred Stock are reflected in the reported net income available to common stockholders. For the year ended December 31, 2017, dividends on the Series A and Series B Preferred Stock were $11.3 million, or $0.42 per basic and $0.41 per diluted common share.

For the years ended December 31, 2019, 2018, and 2017, net income available to common stockholders was $56.2 million, or $1.51 per basic and $1.48 per diluted common share, $40.4 million, or $1.21 per basic and $1.18 per diluted common share, and $10.4 million, or $0.39 per basic and $0.38 per diluted common share, respectively.

Our results of operations for the years ended December 31, 2019, 2018, and 2017 produced an annual return on average assets of 1.08%, 0.97% and 0.66%, and a return on average stockholders’ equity of 8.05%, 7.34% and 5.08%, respectively.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of December 31, 2019, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 6.8% of our total loan portfolio, compared to 8.0 % at December 31, 2018 and 14.4% at December 31, 2017.

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

	Year Ended December 31,
	2019			2018			2017
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$43,636	$1,018	2.33%	$76,710	$964	1.26%	$50,865	$401	0.79%
Loans and leases(1)	3,741,607	235,501	6.29%	2,947,458	184,972	6.28%	2,193,956	120,406	5.48%
Taxable securities	981,453	26,509	2.70%	817,360	19,920	2.44%	718,905	15,362	2.14%
Tax-exempt securities(2)	71,173	1,786	2.51%	44,245	1,095	2.47%	23,413	634	2.71%
Total interest-earning assets	$4,837,869	$264,814	5.47%	$3,885,773	$206,951	5.33%	$2,987,139	$136,803	4.58%
Allowance for loan and lease losses	(29,650)			(20,378)			(13,755)
All other assets	468,823			373,207			328,847
TOTAL ASSETS	$5,277,042			$4,238,602			$3,302,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$346,329	$2,002	0.58%	$260,405	$953	0.37%	$186,177	$118	0.06%
Money market accounts	709,379	7,111	1.00%	522,599	3,857	0.74%	378,796	1,056	0.28%
Savings	474,709	434	0.09%	465,322	465	0.10%	443,024	316	0.07%
Time deposits	1,244,070	26,778	2.15%	954,686	14,054	1.47%	764,114	6,246	0.82%
Total interest-bearing deposits	2,774,487	36,325	1.31%	2,203,012	19,329	0.88%	1,772,111	7,736	0.44%
Federal Home Loan Bank advances	440,478	8,961	2.03%	365,533	6,160	1.69%	252,720	3,291	1.30%
Other borrowed funds	73,703	3,243	4.40%	60,259	2,857	4.74%	66,280	2,864	4.32%
Total borrowings	514,181	12,204	2.37%	425,792	9,017	2.12%	319,000	6,155	1.93%
Total interest-bearing liabilities	$3,288,668	$48,529	1.48%	$2,628,804	$28,346	1.08%	$2,091,111	$13,891	0.66%
Non-interest bearing demand deposits	1,238,410			1,002,955			744,797
Other liabilities	41,764			45,275			38,984
Total stockholders’ equity	708,200			561,568			427,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,277,042			$4,238,602			$3,302,231
Net interest spread(3)			3.99%			4.25%			3.92%
Net interest income		$216,285			$178,605			$122,912
Net interest margin(4)			4.47%			4.60%			4.11%

Net loan accretion impact on margin		$23,190	0.48%		$20,550	0.53%		$8,647	0.29%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis. The tables below are a summary of the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates (dollars in thousands):

	Year Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$(767)	$821	$54	$325	$238	$563
Loans and leases(1)	50,234	295	50,529	52,851	11,715	64,566
Taxable securities	4,465	2,124	6,589	2,379	2,179	4,558
Tax-exempt securities	673	18	691	516	(55)	461
Total interest income	$54,605	$3,258	$57,863	$56,071	$14,077	$70,148
Interest expense
Deposits
Interest checking	$502	$547	$1,049	$272	$563	$835
Money market accounts	1,896	1,358	3,254	1,062	1,739	2,801
Savings	15	(46)	(31)	22	127	149
Time deposits	6,233	6,491	12,724	2,806	5,002	7,808
Total interest-bearing deposits	8,646	8,350	16,996	4,162	7,431	11,593
Federal Home Loan Bank advances	1,557	1,244	2,801	1,901	968	2,869
Other borrowed funds	591	(205)	386	361	(368)	(7)
Total borrowings	2,148	1,039	3,187	2,262	600	2,862
Total interest expense	$10,794	$9,389	$20,183	$6,424	$8,031	$14,455
Net interest income	$43,811	$(6,131)	$37,680	$49,647	$6,046	$55,693

(1)	Includes loans and leases on non-accrual status.

Net interest income for the year ended December 31, 2019 was $216.3 million, an increase of $37.7 million, or 21.1% compared to the same period in 2018. The increase in interest income of $57.9 million was principally a result of an increase in loans as a result of the acquisitions, organic loan and lease growth, and an increase in the securities portfolio. The average balance of interest-earning assets was $4.8 billion for the year ended December 31, 2019, an increase of $952.1 million, or 24.5%, compared to 2018. Interest expense increased by $20.2 million for the year ended December 31, 2019 compared to the same period in 2018, mostly due to deposits assumed as a result of the acquisitions, increased FHLB advances to fund organic growth, and increased interest cost of interest-bearing deposits and FHLB advances resulting from higher market interest rates. Average total interest-bearing deposits increased $571.5 million, or 25.9%, and average total FHLB advances increased $74.9 million, or 20.5%, during 2019, compared to the same period in 2018.

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

Interest expense on borrowings for the year ended December 31, 2019 was $12.2 million compared to $9.0 million for the year ended December 31, 2018, an increase of $3.2 million, or 35.3%. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2019, which was a result of growth in the loan and lease portfolio. Interest expense on FHLB advances for the year ended December 31, 2019 was $9.0 million compared to $6.2 million for the year ended December 31, 2018, an increase of $2.8 million, or 45.5%. Interest expense on junior subordinated debentures issued to unconsolidated trusts and other borrowings for the year ended December 31, 2019 was $3.2 million compared to $2.9 million for the year ended December 31, 2018, an increase of $386,000 or 13.5%. Interest expense on the line of credit for the year ended December 31, 2019 was $36,000 compared to $2,000 for the year ended December 31, 2018.

Interest expense on borrowings for the year ended December 31, 2018 was $9.0 million compared to $6.2 million for the year ended December 31, 2017, an increase of $2.9 million, or 46.5%. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2018, which was a result of growth in the loan and lease portfolio. Interest expense on FHLB advances for the year ended December 31, 2018 was $6.2 million compared to $3.3 million for the year ended December 31, 2017, an increase of $2.9 million. Interest expense on junior subordinated debentures issued to unconsolidated trusts and other borrowings for the years ended December 31, 2018 and 2017 was $2.9 million. Interest expense on the line of credit for the year ended December 31, 2018 was $2,000 compared to $568,000 for the year ended December 31, 2017.

The net interest margin for the year ended December 31, 2019 was 4.47%, a decrease of 13 basis points compared to 4.60% for the year ended December 31, 2018. The average yield on interest-earning assets increased 14 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018, while the average rate paid on interest-bearing liabilities increased by 40 basis points, for a decrease in the interest rate spread of 26 basis points. The main driver of the decrease was increased average interest-bearing deposit costs resulting from increased market interest rates and increased costs on FHLB advances, partially offset by increased securities yields.

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

Provisions for loan and lease losses for the year ended December 31, 2019 were $20.7 million compared to $18.8 million for the year ended December 31, 2018, an increase of $1.9 million, or 10.2%. The increase reflects the growth in our loan portfolio, particularly the unguaranteed portion of U.S. government guaranteed loans, the migration of the acquired portfolio into the originated portfolio, and increases to our general reserves. The ALLL as a percentage of loans and leases increased from 0.72% at December 31, 2018 to 0.84% at December 31, 2019.

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

Non-interest income

Non-interest income was $55.5 million for the year ended December 31, 2019, compared to $50.5 million for the year ended December 31, 2018, an increase of $5.0 million or 9.8%. The increase in non-interest income was mostly due to a decreased downward loan servicing asset revaluation adjustment due to changes in fair value of the servicing asset, security sales during the period, an increase in the fair value of equity securities, net, and wealth management and trust income as a result of the full year impact of the First Evanston acquisition.

Non-interest income was $50.5 million for the year ended December 31, 2018, compared to $49.0 million for the year ended December 31, 2017, an increase of $1.5 million or 3.1%. The increase in non-interest income was primarily driven by increased fees and service charges and wealth management and trust income as a result of the First Evanston acquisition, increased derivative products fee income, and increased gains on sale of former branch properties, partially offset by an increased downward loan servicing asset revaluation and decreased gains on sales of government guaranteed loans.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Fees and service charges on deposits	$6,458	$6,445	$5,289
Loan servicing revenue	10,695	10,272	9,599
Loan servicing asset revaluation	(6,639)	(9,269)	(5,941)
ATM and interchange fees	3,785	4,313	4,812
Net gains on sales of securities available-for-sale	1,151	164	8
Change in fair value of equity securities, net	1,416	—	—
Net gains on sales of loans	31,845	31,551	33,062
Wealth management and trust income	2,578	1,545	—
Other non-interest income	4,204	5,505	2,201
Total non-interest income	$55,493	$50,526	$49,030

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees and other charges. Fees and service charges on deposits were $6.5 million for the year ended December 31, 2019 compared to $6.4 million for the year ended December 31, 2018, an increase of $13,000, or 0.2%.

Fees and service charges on deposits were $6.4 million for the year ended December 31, 2018 compared to $5.3 million for the year ended December 31, 2017, an increase of $1.2 million, or 21.9%. The increase was primarily driven by additional business deposit accounts from the First Evanston acquisition.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $10.7 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the year ended December 31, 2019, compared to $10.3 million for the year ended December 31, 2018, an increase of $423,000, or 4.1%. We generated $10.3 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the year ended December 31, 2018, compared to $9.6 million for the year ended December 31, 2017, an increase of $673,000 or 7.0%. The increases were primarily driven by an increase in total loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights. At December 31, 2019, 2018, and 2017, the outstanding balances of U.S. government guaranteed loans serviced, were $1.4 billion, $1.3 billion, and $1.1 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $6.6 million for the year ended December 31, 2019, compared to $9.3 million for the year ended December 31, 2018, a decrease of $2.6 million, or 28.4%. Loan servicing asset revaluation had a downward adjustment of $9.3 million for the year ended December 31, 2018, compared to $5.9 million for the year ended December 31, 2017, an increase of $3.3 million or 56.0%. The variances were primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life, on U.S. government guaranteed loans based on the current interest rate environment.

ATM and interchange fees were $3.8 million for the year ended December 31, 2019 compared to $4.3 million for the year ended December 31, 2018, a decrease of $528,000 or 12.2%. The decrease was primarily driven by lower interchange income, decreased transactional account volume, and a credit card agreement signing bonus in the prior period. ATM and interchange fees were $4.3 million for the year ended December 31, 2018 compared to $4.8 million for the year ended December 31, 2017, a decrease of $499,000 or 10.4%. The decrease was primarily driven by a revision to our fee assessment schedule offset by increased interchange fees resulting from a credit card vendor agreement signing bonus.

Gains on sales of securities were $1.2 million for the year ended December 31, 2019 compared to $164,000 for the year ended December 31, 2018, an increase of $987,000. Gains on sales of securities were $164,000 for the year ended December 31, 2018 compared to $8,000 for the year ended December 31, 2017, an increase of $156,000. The variances were due to fluctuations in sales volume. We sold $92.1 million, $5.1 million, and $8,000 of securities during the years ended December 31, 2019, 2018, and 2017, respectively.

Change in fair value of equity securities, net, was a $1.4 million increase for the year ended December 31, 2019. Upon adoption of new accounting guidance as of January 1, 2019, changes in fair value of equity securities are recorded through net income rather than other comprehensive income. The amount recorded during the period is a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $31.8 million for the year ended December 31, 2019 compared to $31.6 million for the year ended December 31, 2018, an increase of $294,000, or 0.9%. We sold $336.2 million of U.S. government guaranteed loans during the year ended December 31, 2019 compared to $320.5 million during the year ended December 31, 2018. The increase in net gains on sales was primarily driven by increased government guaranteed loan sales volume and partially offset by decreased average premiums.

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

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $2.6 million for the year ended December 31, 2019 compared to $1.5 million for the year ended December 31, 2018, an increase of $1.0 million or 66.9%. We did not offer these services prior to the First Evanston acquisition during the second quarter of 2018. Assets under management were $568.5 million and $571.5 million as of December 31, 2019 and 2018, respectively. The decrease was primarily driven by market conditions and account closures.

Other non-interest income was $4.2 million for the year ended December 31, 2019 compared to $5.5 million for the year ended December 31, 2018, a decrease of $1.3 million or 23.7%. Customer derivative products fee income was $893,000 for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018, a decrease of $772,000. Losses on sales of assets held for sale were $55,000 for the year ended December 31, 2019 compared to a gain of $951,000 for the year ended December 31, 2018, a variance of $1.0 million.

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

Non-interest expense

We reported non-interest expense for the year ended December 31, 2019 of $173.8 million compared to $154.9 million for the year ended December 31, 2018, an increase of $18.9 million or 12.2%. The increase was primarily due to the additional expenses as a result of our acquisition related activity, including salaries and employee benefits, system conversion expenses, other intangible asset amortization expense, and the core system conversion completed in the first and third quarters of 2019.

Non-interest expense for the year ended December 31, 2018 was $154.9 million compared to $118.5 million for the year ended December 31, 2017, an increase of $36.4 million or 30.7%. The increase was primarily due to the additional expenses as a result of our acquisition related activity, including salaries and employee benefits, and contract termination costs related to the core system conversion completed in the first quarter of 2019.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Salaries and employee benefits	$95,309	$80,382	$67,269
Occupancy expense, net	16,668	15,829	14,078
Equipment expense	3,103	2,419	2,472
Loan and lease related expenses	8,015	6,109	3,685
Legal, audit and other professional fees	11,453	11,373	7,027
Data processing	13,733	18,242	9,539
Net loss (gain) recognized on other real estate owned and other related expenses	665	235	(294)
Regulatory assessments	697	1,744	1,193
Other intangible assets amortization expense	7,737	5,629	3,074
Advertising and promotions	3,398	1,723	1,035
Telecommunications	1,963	1,710	1,593
Other non-interest expense	11,034	9,501	7,824
Total non-interest expense	$173,775	$154,896	$118,495

Salaries and employee benefits expense, the single largest component of our non-interest expense, for the year ended December 31, 2019 was $95.3 million compared to $80.4 million for the year ended December 31, 2018, an increase of $14.9 million or 18.6%, primarily due to the acquisitions. Our staffing increased from 943 full-time equivalent employees as of December 31, 2018 to 1,001 as of December 31, 2019.

Salaries and employee benefits expense for the year ended December 31, 2018 was $80.4 million compared to $67.3 million for the year ended December 31, 2017, an increase of $13.1 million or 19.5%, primarily due to increased staffing as a result of the acquisition of First Evanston. Our staffing increased from 844 full-time equivalent employees as of December 31, 2017 to 943 as of December 31, 2018.

Occupancy expense for the year ended December 31, 2019 was $16.7 million compared to $15.8 million for the year ended December 31, 2018, an increase of $839,000 or 5.3%. The increase was primarily a result of our additional branches resulting from the acquisitions. Occupancy expense for the year ended December 31, 2018 was $15.8 million compared to $14.1 million for the year ended December 31, 2017, an increase of $1.8 million or 12.4%. The increase was primarily a result of branch additions as a result of the First Evanston acquisition and costs associated with our consolidation of eight branches during 2018.

Equipment expense for the year ended December 31, 2019 was $3.1 million compared to $2.4 million for the year ended December 31, 2018, an increase of $684,000 or 28.3%. The increase was primarily a result of increased investment in equipment and technology assets. Equipment expense for the year ended December 31, 2018 was $2.4 million compared to $2.5 million for the year ended December 31, 2017, a decrease of $53,000 or 2.1%. The slight decrease was primarily due to equipment moved to assets held for sale.

Loan and lease related expenses for the year ended December 31, 2019 were $8.0 million compared to $6.1 million for the year ended December 31, 2018, an increase of $1.9 million or 31.2%. The increase was primarily driven by additional loans and leases from organic growth and increased collection expense. Loan and lease related expenses for the year ended December 31, 2018 were $6.1 million compared to $3.7 million for the year ended December 31, 2017, an increase of $2.4 million or 65.8%. The increase was primarily driven by increased expenses associated with U.S. government guaranteed loan sales.

Legal, audit and other professional fees for the year ended December 31, 2019 were $11.5 million compared to $11.4 million for the year ended December 31, 2018, an increase of $80,000 or 0.7%. Legal, audit and other professional fees for the year ended December 31, 2018 were $11.4 million compared to $7.0 million for the year ended December 31, 2017, an increase of $4.3 million or 61.8%. These increases were primarily driven by increased legal and professional services incurred related to our core system conversion and our recent acquisitions.

Data processing expense for the year ended December 31, 2019 was $13.7 million compared to $18.2 million for the year ended December 31, 2018, a decrease of $4.5 million or 24.7%. The decrease was primarily due to contract termination expenses during the second quarter of 2018 related to our core system conversion, which was completed during the first quarter of 2019. Data processing expense for the year ended December 31, 2018 was $18.2 million compared to $9.5 million for the year ended December 31, 2017, an increase of $8.7 million or 91.2%. The increase was primarily due to $8.1 million of contract termination expenses in connection with the core system conversion and increased data processing expenses related to the First Evanston acquisition.

Net loss recognized on other real estate owned and other related expenses were $665,000 for the year ended December 31, 2019 compared to $235,000 for the year ended December 31, 2018, an increase in expense of $430,000. This variance was primarily attributed to decreased gains on sales of other real estate owned assets. Net loss recognized on other real estate owned and other related expenses was $235,000 for the year ended December 31, 2018 compared to a net gain of $294,000 for the year ended December 31, 2017, an increase in expense of $529,000. This variance was primarily attributed to decreased gains on sales of other real estate owned assets during the year offset by decreased other real estate owned related expenses due to decreased inventory of properties.

Regulatory assessments for the year ended December 31, 2019 were $697,000 compared to $1.7 million for the year ended December 31, 2018, a decrease of $1.0 million, or 60.0%. The decrease was primarily driven by an FDIC credit and improved financial ratios. Regulatory assessments for the year ended December 31, 2018 were $1.7 million compared to $1.2 million for the year ended December 31, 2017, an increase of $551,000, or 46.2%. The increase was primarily due to our increased asset size, offset by our improved risk profile as a result of improved financial ratios and performance.

Other intangible assets amortization expense for the year ended December 31, 2019 was $7.7 million, compared to $5.6 million for the year ended December 31, 2018, an increase of $2.1 million, or 37.5%. Other intangible assets amortization expense for the year ended December 31, 2018 was $5.6 million compared to $3.1 million for the year ended December 31, 2017, an increase of $2.6 million, or 83.1%. The increases were attributed to additional core deposit intangible asset amortization resulting from the acquisitions and a customer relationship intangible asset amortization as a result of the acquisitions.

Advertising and promotions for the year ended December 31, 2019 were $3.4 million compared to $1.7 million for the year ended December 31, 2018, an increase of $1.7 million or 97.1%, primarily due to an increase in advertising attributable to deposit advertising campaigns and an increase in sponsorships. Advertising and promotions for the year ended December 31, 2018 were $1.7 million compared to $1.0 million for the year ended December 31, 2017, an increase of $688,000 or 66.5%, primarily due to an increase in advertising attributable to our core deposit advertising campaigns.

Telecommunications expense for the year ended December 31, 2019 was $2.0 million compared to $1.7 million for the year ended December 31, 2018, an increase of $253,000 or 14.8%. The increase was primarily a result of our larger branch network and integration expenses partially offset by cost savings initiatives. Telecommunications expense for the year ended December 31, 2018 was $1.7 million compared to $1.6 million for the year ended December 31, 2017, an increase of $117,000 or 7.3%.

Other non-interest expense for the year ended December 31, 2019 was $11.0 million compared to $9.5 million for the year ended December 31, 2018, an increase of $1.5 million, or 16.1%. The primary drivers of the increase were increases of $1.1 million in stationery, supplies, and postage expense as well as $371,000 in messenger and protection services expense.

Other non-interest expense for the year ended December 31, 2018 was $9.5 million compared to $7.8 million for the year ended December 31, 2017, an increase of $1.7 million, or 24.4%. This includes increases of $473,000 in ATM and debit card losses, $198,000 in operational insurance expenses, and $154,000 in provision for unfunded commitments, offset by a decrease of $323,000 in impairment charges on assets held for sale. The increases can also be attributed to the First Evanston acquisition.

For the years ended December 31, 2019, 2018 and 2017, our efficiency ratio was 61.09%, 65.15%, and 67.13%, respectively. The improvements in our efficiency ratio were primarily attributable to the increase in our net interest income resulting from our acquisitions and organic loan and lease growth, partially offset by increased non-interest expense primarily driven by increased salary and employee benefit expenses and core system conversion expenses. For the years ended December 31, 2019, 2018 and 2017, our adjusted efficiency ratio was 58.53%, 59.68%, and 65.83%, respectively. Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $20.3 million for the year ended December 31, 2019, compared to $14.2 million for the year ended December 31, 2018, and $19.1 million for the year ended December 31, 2017. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period.

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

Our effective tax rate was 26.3% for the year ended December 31, 2019, 25.7% for the year ended December 31, 2018, and 46.8% for the year ended December 31, 2017. We expect our effective tax rate for 2020 to be approximately 26% to 28%.

Financial Condition

Balance sheet analysis

Our total assets increased by $579.2 million, or 11.7%, to $5.5 billion at December 31, 2019, compared to $4.9 billion at December 31, 2018. The increase in total assets includes an increase of $284.0 million, or 8.1%, in loans and leases from $3.5 billion at December 31, 2018 to $3.8 billion at December 31, 2019. Our originated loan and lease portfolio increased by $597.9 million and our acquired loan and lease portfolio decreased by $313.8 million. The increase in our originated portfolio is mostly attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period, partially offset by the Oak Park River Forest acquisition.

Total liabilities increased by $479.8 million, or 11.2%, to $4.8 billion at December 31, 2019 compared to $4.3 billion at December 31, 2018. The increase is a result of an increase in total deposits of $397.7 million, or 10.6%, primarily attributed to the Oak Park River Forest acquisition, time deposit growth as a result of deposit promotions to seek to expand our retail customer base, money market growth.  Federal Home Loan Bank advances increased $65.0 million, or 15.3%, due to loan and lease growth and security purchases.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2019 and 2018. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased $368.6 million, or 45.1%, from $817.7 million at December 31, 2018 to $1.2 billion at December 31, 2019. The increase was primarily attributed to securities purchases and the adoption of the provisions of ASU No. 2017-12 during the year. Upon adoption, we elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale. Additionally, we acquired $30.3 million of available-for-sale securities upon the acquisition of Oak Park River Forest, and there were additional purchases of agency, mortgage-backed, corporate, and U.S. Treasury securities during the year.

Our held-to-maturity securities portfolio consists of mortgage-backed securities and obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity decreased $94.9 million, or 95.6%, from $99.3 million at December 31, 2018 to $4.4 million at December 31, 2019. This decrease was due to the adoption of ASU No. 2017-12, as discussed above.

The fair value of our equity and other securities portfolio was $8.0 million at December 31, 2019. We adopted the provisions of ASU No 2016-01 on January 1, 2019, which require changes in the value of certain equity securities and mutual fund investments to be recognized in the Consolidated Statements of Operations. These securities were included in the available-for-sale portfolio as of December 31, 2018.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of December 31, 2019 and 2018.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$41,403	$41,830	$52,775	$52,667
U.S. Government agencies	165,162	164,950	187,427	186,498
Obligations of states, municipalities, and political subdivisions	92,806	94,832	60,686	60,233
Residential mortgage-backed securities
Agency	490,427	490,236	284,038	272,963
Non-agency	109,501	109,822	84,998	83,621
Commercial mortgage-backed securities
Agency	159,650	159,701	93,543	90,434
Non-agency	31,144	31,274	31,458	30,458
Corporate securities	48,796	49,330	34,716	34,173
Asset-backed securities	44,515	44,317	—	—
Other securities	—	—	4,613	6,609
Total	$1,183,404	$1,186,292	$834,254	$817,656

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,412	$4,498	$23,835	$23,665
Residential mortgage-backed securities
Agency	—	—	40,082	39,644
Non-agency	—	—	35,349	34,430
Total	$4,412	$4,498	$99,266	$97,739

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2019, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 99 investment securities with unrealized losses at December 31, 2019. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Equity and other securities, at fair value
Mutual funds	$—	0.00%	$—	0.00%	$—	0.00%	$2,952	2.61%
Equity securities	—	0.00%	—	0.00%	—	0.00%	5,079	1.52%
Total	$—	0.00%	$—	0.00%	$—	0.00%	$8,031	1.92%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$17,975	2.54%	$23,428	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	19,940	2.27%	38,739	1.97%	74,614	2.69%	31,869	2.85%
Obligations of states, municipalities, and political subdivisions	5,851	2.13%	27,556	2.39%	30,476	2.91%	28,923	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,562	1.92%	38,609	1.98%	449,256	2.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	109,501	3.14%
Commercial mortgage-backed securities
Agency	—	0.00%	7,410	3.35%	3,047	1.97%	149,193	2.62%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,144	2.60%
Corporate securities	7,525	2.96%	9,348	3.26%	31,923	4.00%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	—	0.00%	44,515	3.36%
Total	$51,291	2.45%	$109,043	2.40%	$178,669	2.80%	$844,401	2.67%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,431	2.14%	$39,344	2.30%	$—	0.00%	$—	0.00%
U.S. government agencies	47,773	2.05%	90,978	2.39%	43,701	2.91%	4,975	2.78%
Obligations of states, municipalities, and political subdivisions	5,925	2.09%	24,655	2.40%	17,344	2.58%	12,762	3.16%
Residential mortgage-backed securities
Agency	—	0.00%	2,449	1.36%	34,565	1.94%	247,024	2.18%
Non-agency	—	0.00%	—	0.00%	—	0.00%	84,998	3.48%
Commercial mortgage-backed securities
Agency	—	0.00%	7,320	3.35%	16,382	3.02%	69,841	2.41%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,458	2.61%
Corporate securities	3,701	3.56%	17,044	3.21%	13,971	4.22%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,613	3.23%
Total	$70,830	2.15%	$181,790	2.47%	$125,963	2.76%	$455,671	2.53%

	Maturity as of December 31, 2018
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$7,794	2.79%
Residential mortgage-backed securities
Agency	—	0.00%	—	0.00%	—	0.00%	40,082	2.29%
Non-agency	—	0.00%	—	0.00%	—	0.00%	35,349	3.35%
Total	$—	0.00%	$5,966	2.34%	$10,075	2.64%	$83,225	2.79%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $70.3 million at December 31, 2019, an increase of $14.9 million from December 31, 2018.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2019 and 2018.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2019 and 2018, we held $22.1 million and $19.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2019 and 2018.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2019 and 2018 were $3.8 billion and $3.5 billion, respectively, an increase of $284.0 million or 8.1%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases. The decrease in the acquired loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period, partially offset by loans acquired as a result of the Oak Park River Forest acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$792,263	20.9%	$652,234	18.6%
Residential real estate	483,072	12.8%	466,309	13.3%
Construction, land development, and other land	235,794	6.2%	144,128	4.1%
Commercial and industrial	1,160,996	30.7%	803,508	22.9%
Installment and other	5,372	0.1%	11,718	0.3%
Leasing financing receivables	158,155	4.2%	159,901	4.6%
Total originated loans and leases	$2,835,652	74.9%	$2,237,798	63.8%
Acquired impaired loans
Commercial real estate	$135,914	3.6%	$146,808	4.2%
Residential real estate	100,223	2.6%	113,934	3.3%
Construction, land development, and other land	5,373	0.1%	3,779	0.1%
Commercial and industrial	16,909	0.4%	12,617	0.4%
Installment and other	249	0.1%	404	0.0%
Total acquired impaired loans	$258,668	6.8%	$277,542	8.0%
Acquired non-impaired loans and leases
Commercial real estate	$348,365	9.2%	$462,565	13.2%
Residential real estate	128,527	3.4%	124,659	3.6%
Construction, land development, and other land	37,490	1.0%	37,442	1.1%
Commercial and industrial	153,660	4.1%	328,672	9.4%
Installment and other	944	0.0%	1,596	0.0%
Leasing financing receivables	22,355	0.6%	31,352	0.9%
Total acquired non-impaired loans and leases	$691,341	18.3%	$986,286	28.2%
Total loans and leases	$3,785,661	100.0%	$3,501,626	100.0%
Allowance for loan and lease losses	(31,936)		(25,201)
Total loans and leases, net of allowance for loan and lease losses	$3,753,725		$3,476,425
Loans collateralized by real estate comprised 59.8% and 61.5% of the loan and lease portfolio at December 31, 2019 and 2018, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2019 and 2018, and totaled $1.3 billion, or 56.3%, of real estate loans and 33.7% of the total loan and lease portfolio at December 31, 2019. At December 31, 2018, commercial real estate loans totaled $1.3 billion and comprised 58.6% of real estate loans and 36.0% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $146.8 million as of December 31, 2018 to $135.9 million as of December 31, 2019, or 7.4%. At December 31, 2019 and 2018, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 308.1% and 331.2%, respectively. Non-owner occupied commercial real estate loans were $459.9 million and $502.1 million, or 76.3% and 95.0% of total capital, at December 31, 2019 and 2018, respectively.

Residential real estate loans totaled $711.8 million at December 31, 2019 compared to $704.9 million at December 31, 2018, an increase of $6.9 million or 1.0%. The residential real estate loan portfolio comprised 31.4% and 32.8% of real estate loans as of December 31, 2019 and 2018, respectively, and 18.8% and 20.2% of total loans and leases at December 31, 2019 and 2018, respectively. Acquired impaired residential real estate loans decreased from $113.9 million as of December 31, 2018 to $100.2 million as of December 31, 2019, or 12.0%.

Construction, land development and other land loans totaled $278.7 million at December 31, 2019 compared to $185.3 million at December 31, 2018, an increase of $93.3 million or 50.3%. The construction, land development and other land loan portfolio comprised 12.3% and 8.6% of real estate loans as of December 31, 2019 and 2018, respectively, and 7.3% and 5.3% of the total loan and lease portfolio as of December 31, 2019 and 2018, respectively.

Commercial and industrial loans totaled $1.3 billion and $1.1 billion at December 31, 2019 and 2018, respectively, an increase of $186.8 million, or 16.3%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 35.2% and 32.7% of the total loan and lease portfolio as of December 31, 2019 and 2018, respectively.

Lease financing receivables comprised 4.8% and 5.5% of the loan and lease portfolio as of December 31, 2019 and 2018, respectively. Total lease financing receivables were $180.5 million and $191.3 million at December 31, 2019 and 2018, respectively, a decrease of $10.7 million, or 5.6%, primarily due to payoffs or pay downs during the period.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2019 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$39,025	$38,355	$312,258	$130,889	$74,522	$197,214	$792,263
Residential real estate	19,186	18,542	96,770	76,620	202,185	69,769	483,072
Construction, land development, and other land	191	52,867	27,633	142,456	1,076	11,571	235,794
Commercial and industrial	17,477	327,444	111,137	328,670	114,264	262,004	1,160,996
Installment and other	553	3,046	1,321	59	393	—	5,372
Leasing financing receivables	6,547	—	141,654	—	9,954	—	158,155
Total originated loans and leases	$82,979	$440,254	$690,773	$678,694	$402,394	$540,558	$2,835,652
Acquired impaired loans
Commercial real estate	$40,355	$2,361	$78,570	$7,388	$2,736	$4,504	$135,914
Residential real estate	25,205	1,790	46,768	3,330	18,394	4,736	100,223
Construction, land development, and other land	2,671	829	827	1,046	—	—	5,373
Commercial and industrial	2,263	7,187	4,711	112	1,664	972	16,909
Installment and other	—	—	59	—	190	—	249
Total acquired impaired loans	$70,494	$12,167	$130,935	$11,876	$22,984	$10,212	$258,668
Acquired non-impaired loans and leases
Commercial real estate	$43,960	$114	$172,201	$23,407	$20,664	$88,019	$348,365
Residential real estate	8,636	11,130	44,734	46,995	4,921	12,111	128,527
Construction, land development, and other land	197	10,581	3,181	17,006	6,525	—	37,490
Commercial and industrial	12,327	11,960	46,753	35,699	10,881	36,040	153,660
Installment and other	221	11	591	121	—	—	944
Leasing financing receivables	2,103	—	19,383	—	869	—	22,355
Total acquired non- impaired loans and leases	$67,444	$33,796	$286,843	$123,228	$43,860	$136,170	$691,341
Total loans and leases	$220,917	$486,217	$1,108,551	$813,798	$469,238	$686,940	$3,785,661

As of December 31, 2019, 47.5% of the loan and lease portfolio bears interest at fixed rates and 52.5% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases and (iii) acquired impaired loans with further credit deterioration after the acquisitions or our recapitalization.

Total ALLL was $31.9 million at December 31, 2019 compared to $25.2 million at December 31, 2018, an increase of $6.7 million, or 26.7%. The increase was primarily due to an increase in specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio and an increase in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected within originated loans and leases.

Total ALLL to total loans and leases held for investment, net before ALLL was 0.84% and 0.72% of total loans and leases at December 31, 2019 and 2018, respectively. The increase was primarily driven by an increase in impaired loans and specific impairments in the unguaranteed portion of the U.S. government guaranteed loans.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	399	136	26	914	(2)	—	1,473
Provision (release) for acquired non-impaired loans and leases	1,111	(98)	(1)	1,779	1	(304)	2,488
Provision for originated loans	3,295	29	119	11,767	16	1,521	16,747
Total provision	$4,805	$67	$144	$14,460	$15	$1,217	$20,708
Charge-offs for acquired impaired loans	(1,120)	(98)	—	(907)	—	—	(2,125)
Charge-offs for acquired non-impaired loans and leases	(1,755)	—	—	(2,528)	—	—	(4,283)
Charge-offs for originated loans and leases	(2,075)	(15)	—	(4,736)	(16)	(2,609)	(9,451)
Total charge-offs	$(4,950)	$(113)	$—	$(8,171)	$(16)	$(2,609)	$(15,859)
Recoveries for acquired impaired loans	414	270	—	8	—	—	692
Recoveries for acquired non-impaired loans and leases	153	4	—	114	1	142	414
Recoveries for originated loans and leases	3	11	—	34	1	731	780
Total recoveries	$570	$285	$—	$156	$2	$873	$1,886
Less: Net charge-offs	4,380	(172)	—	8,015	14	1,736	13,973
Acquired impaired loans	937	675	26	1,138	—	—	2,776
Acquired non-impaired loans and leases	1,924	15	16	2,660	2	242	4,859
Originated loans and leases	5,104	1,300	568	15,579	48	1,702	24,301
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Ending ALLL balance
Acquired impaired loans	$937	$675	$26	$1,138	$—	$—	$2,776
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,614	124	—	7,952	—	—	10,690
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,414	1,191	584	10,287	50	1,944	18,470
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Loans and leases ending balance
Acquired impaired loans	$135,914	$100,223	$5,373	$16,909	$249	$—	$258,668
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	26,396	2,398	2,644	37,303	—	—	68,741
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,114,232	609,201	270,640	1,277,353	6,316	180,510	3,458,252
Total loans and leases at December 31, 2019, gross	$1,276,542	$711,822	$278,657	$1,331,565	$6,565	$180,510	$3,785,661
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.02%	0.00%	0.00%	0.02%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.06%	0.00%	0.00%	0.10%
Originated loans and leases	0.06%	0.00%	0.00%	0.13%	0.00%	0.05%	0.23%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.59%	2.65%	0.14%	0.45%	0.01%	0.00%	6.83%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.70%	0.06%	0.07%	0.99%	0.00%	0.00%	1.82%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.43%	16.09%	7.15%	33.74%	0.17%	4.77%	91.35%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2017	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release) for acquired impaired loans	(151)	(66)	341	(25)	16	—	115
Provision (release) for acquired non-impaired loans and leases	2,086	(82)	15	4,608	12	(164)	6,475
Provision for originated loans	2,608	261	306	7,506	40	1,484	12,205
Total provision	$4,543	$113	$662	$12,089	$68	$1,320	$18,795
Charge-offs for acquired impaired loans	(601)	—	(418)	(270)	(32)	—	(1,321)
Charge-offs for acquired non-impaired loans and leases	(1,014)	—	—	(3,424)	(12)	(152)	(4,602)
Charge-offs for originated loans and leases	(250)	—	—	(3,250)	(16)	(2,365)	(5,881)
Total charge-offs	$(1,865)	$—	$(418)	$(6,944)	$(60)	$(2,517)	$(11,804)
Recoveries for acquired impaired loans	68	—	—	—	—	—	68
Recoveries for acquired non-impaired loans and leases	—	—	—	122	—	204	326
Recoveries for originated loans and leases	—	—	—	247	—	863	1,110
Total recoveries	$68	$—	$—	$369	$—	$1,067	$1,504
Less: Net charge-offs	1,797	—	418	6,575	60	1,450	10,300
Acquired impaired loans	1,244	367	—	1,123	2	—	2,736
Acquired non-impaired loans and leases	2,415	109	17	3,295	—	404	6,240
Originated loans and leases	3,881	1,275	449	8,514	47	2,059	16,225
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Ending ALLL balance
Acquired impaired loans	$1,244	$367	$—	$1,122	$2	$—	$2,735
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,191	61	—	4,397	—	—	6,649
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,105	1,323	466	7,413	47	2,463	15,817
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Loans and leases ending balance
Acquired impaired loans	$146,808	$113,934	$3,779	$12,617	$404	$—	$277,542
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	11,983	2,137	—	21,794	—	—	35,914
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,102,816	588,831	181,570	1,110,386	13,314	191,253	3,188,170
Total loans and leases at December 31, 2018, gross	$1,261,607	$704,902	$185,349	$1,144,797	$13,718	$191,253	$3,501,626
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.02%	0.00%	0.01%	0.01%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.11%	0.00%	0.00%	0.15%
Originated loans and leases	0.01%	0.00%	0.00%	0.10%	0.00%	0.05%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	4.19%	6.35%	0.11%	0.36%	0.01%	0.00%	7.93%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.35%	0.11%	0.00%	0.62%	0.00%	0.00%	1.03%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	31.49%	18.89%	5.18%	31.71%	0.38%	5.46%	91.04%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2019 and 2018 totaled $36.3 million and $25.8 million, respectively. The increase was primarily driven by downgrades in the U.S. government guaranteed loan portfolio and a commercial relationship. Non-performing assets consisted of $4.2 million and $4.6 million of U.S. government guaranteed balances at December 31, 2019 and 2018, respectively.

Total OREO increased from $5.0 million as of December 31, 2018 to $9.9 million at December 31, 2019. The $4.9 million increase in OREO resulted primarily from net additions of $2.2 million to OREO as a result of the Oak Park River Forest acquisition, and loan foreclosures and deeds in lieu of loan foreclosures totaling $5.9 million, partially offset by dispositions of $3.2 million, and valuation adjustments of $511,000.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2019	December 31, 2018
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$36,272	$25,834
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,771	1,813
Total non-performing loans and leases	38,043	27,647
Other real estate owned	9,896	5,041
Total non-performing assets	$47,939	$32,688
Total non-performing loans and leases as a percentage of total loans and leases	1.00%	0.79%
Total non-performing assets as a percentage of total assets	0.87%	0.67%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	83.95%	91.15%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,232	$4,245
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed		381
Total non-performing loans guaranteed	$4,232	$4,626
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.89%	0.66%
Total non-performing assets not guaranteed as a percentage of total assets	0.79%	0.57%

(1)	Includes $8.8 million and $7.3 million of non-accrual restructured loans at December 31, 2019 and 2018.
(2)	For the year ended December 31, 2019, $2.5 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the year ended December 31, 2019, $507,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $10.4 million between December 31, 2019 and 2018 due to additional non-accrual loans primarily from the downgrades of U.S. government guaranteed loans and a commercial relationship. The U.S. government guaranteed portion of non-performing loans totaled $4.2 million and $4.6 million at December 31, 2019 and 2018, respectively.

Total accruing loans past due increased from $24.5 million at December 31, 2018 to $40.2 million at December 31, 2019.  This represents an increase of $15.7 million, or 64.2%, and can be attributed to increases in commercial real estate and construction, land development, and other land loans.  See Note 6 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

Deposits

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

Total deposits at December 31, 2019 were $4.1 billion, representing an increase of $397.7 million, or 10.6%, compared to $3.7 billion at December 31, 2018. Non-interest-bearing deposits were $1.3 billion, or 30.9% of total deposits, at December 31, 2019, an increase of $86.8 million, or 7.3%, compared to $1.2 billion at December 31, 2018, or 31.8% of total deposits. Core deposits were 83.1% and 81.7% of total deposits at December 31, 2019 and 2018, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,238,410	0.00%	$1,002,955	0.00%
Interest checking	346,329	0.58%	260,405	0.37%
Money market accounts	709,379	1.00%	522,599	0.74%
Savings	474,709	0.09%	465,322	0.10%
Time deposits (below $100,000)	490,300	1.88%	418,888	1.26%
Time deposits ($100,000 and above)	753,770	2.33%	535,798	1.64%
Total	$4,012,897	0.91%	$3,205,967	0.60%

The increase in time deposits was driven by promotional campaigns during the year ended December 31, 2019. Our average cost of deposits was 91 basis points during the year ended December 31, 2019 compared to 60 basis points during the year ended December 31, 2018. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of local competition and the interest rate environment. We had $41.0 million and $50.0 million of brokered time deposits as of December 31, 2019 and 2018, respectively.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At December 31, 2019
Three months or less	$326,427
Over three months through six months	186,788
Over six months through 12 months	141,200
Over 12 months	47,837
Total	$702,252

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2019 and 2018, we had maximum borrowing capacity from the FHLB of $1.9 billion and $1.7 billion, respectively, subject to the availability of collateral. During the year ended December 31, 2019, outstanding FHLB advances increased to $490.0 million from $425.0 million at December 31, 2018, resulting from asset growth.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal Home Loan Bank advances:
Average balance outstanding	$440,478	$365,533	$252,720
Maximum outstanding at any month-end period during the year	550,000	460,000	361,506
Balance outstanding at end of period	490,000	425,000	361,506
Weighted average interest rate during period	2.03%	1.69%	1.30%
Weighted average interest rate at end of period	1.70%	2.56%	1.49%
Line of credit:
Average balance outstanding	$482	$—	$9,190
Maximum outstanding at any month-end period during the year	5,680	—	20,650
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	7.39%	—	3.92%
Weighted average interest rate at end of period(1)	—	—	—

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

At December 31, 2019, FHLB advances have maturities ranging from January 2020 to March 2020.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $15.5 million from $34.2 million at December 31, 2018 to $49.6 million at December 31, 2019.

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

As of December 31, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $547.8 million from the Federal Reserve Bank (“FRB”). As of December 31, 2019, Byline Bank had open advances of $490.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering.  On April 30, 2019, we drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option, which was the interest rate option at the time of the draw. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. We repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.  On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020. As of December 31, 2019, no balance was outstanding on the line of credit.

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

Capital resources

Stockholders’ equity at December 31, 2019 was $750.1 million compared to $650.7 million at December 31, 2018, an increase of $99.4 million, or 15.3%. The increase was primarily driven by the acquisition of Oak Park River Forest, the issuance of common stock upon the exercise of stock options, retained earnings, and a decrease to other comprehensive loss.

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

As of December 31, 2019, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since December 31, 2019 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	260,809	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	237,246	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of December 31, 2019.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2019 and 2018, the Company received $13.5 million and $2.9 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On November 1, 2019, the Company announced that its Board of Directors approved a program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s currently outstanding common stock. Shares repurchased, if any, would be available for issuance under the Company’s equity incentive plans and for other general corporate purposes.  The program will be in effect until December 31, 2020, unless terminated earlier.

On December 12, 2019, the Company announced that its Board of Directors declared the first cash dividend on its common stock of $0.03 per share for the fourth quarter of 2019, which totaled $1.1 million.  The dividend was paid on January 7, 2020 to stockholders of record on December 24, 2019.

Contractual obligations

The following table presents our significant contractual obligations and commitments as of December 31, 2019. Further information regarding the details of each obligation is included in the notes to our audited consolidated financial statements contained in Item 8 of this report. See specific note references in the table below (dollars in thousands):

	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Deposits with no stated maturity (Note 14)	$2,975,052	$—	$—	$—	$2,975,052
Time deposits (Note 14)	1,091,183	72,722	8,620	—	1,172,525
Federal Home Loan Bank advances (Note 12)	490,000	—	—	—	490,000
Other borrowings (Note 13)	49,638	—	—	—	49,638
Junior subordinated debentures (Note 15)	—	—	—	37,334	37,334
Operating leases (Note 17)	4,560	6,463	2,583	2,136	15,742
Total	$4,610,433	$79,185	$11,203	$39,470	$4,740,291
Commitments to extend credit and letters of credit (Note 17)	$1,030,472

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2043. Variable rate loan commitments have interest rates ranging from 2.75% to 10.00% and maturities up to 2048.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. We also enter into interest rate derivatives with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. See Note 22 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2019 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2019
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$—	$—	$—
Other interest rate swaps—pay fixed, receive floating	332,056	7,960	8,507
Other credit derivatives	9,302	—	12

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

Our management of interest rate risk is overseen by our bank’s asset liability committee based on a risk management infrastructure approved by our Board of Directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets, calculated monthly, for various metrics, including our economic value sensitivity, our economic value of equity and net interest income simulations involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit durations based on historical analysis and the targeted investment term of capital.

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate derivatives are for terms of more than five years. As of December 31, 2019, we had a notional amount of $332.1 million of interest rate derivatives outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2019 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shifts downward of 100 and 200 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of December 31, 2019	December 31, 2020	December 31, 2021
Immediate Shifts
+400 basis points	11.4%	20.5%
+300 basis points	8.8%	15.9%
+200 basis points	6.1%	11.2%
+100 basis points	3.1%	6.1%
-100 basis points	(6.7)%	(11.3)%
-200 basis points	(14.0)%	(23.0)%
Dynamic Balance Sheet and Rate Shifts
+200 basis points	4.8%
+100 basis points	2.3%
-100 basis points	(2.7)%
-200 basis points	(6.3)%

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

Item 8. Financial Statements and Supplementary Data.

BYLINE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018, and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2020

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 AND 2018

(dollars in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$48,228	$30,190
Interest bearing deposits with other banks	32,509	91,670
Cash and cash equivalents	80,737	121,860
Equity and other securities, at fair value	8,031	—
Securities available-for-sale, at fair value	1,186,292	817,656
Securities held-to-maturity, at amortized cost ($4,498 and $97,739 fair value at December 31, 2019 and 2018, respectively)	4,412	99,266
Restricted stock, at cost	22,127	19,202
Loans held for sale	11,732	19,827
Loans and leases:
Loans and leases	3,785,661	3,501,626
Allowance for loan and lease losses	(31,936)	(25,201)
Net loans and leases	3,753,725	3,476,425
Servicing assets, at fair value	19,471	19,693
Accrued interest receivable	13,283	10,863
Premises and equipment, net	96,140	97,680
Assets held for sale	15,362	14,489
Other real estate owned, net	9,896	5,041
Goodwill	148,353	128,177
Other intangible assets, net	31,902	33,419
Bank-owned life insurance	9,750	5,961
Deferred tax assets, net	38,315	35,643
Due from counterparty	43,145	5,338
Other assets	29,136	32,034
Total assets	$5,521,809	$4,942,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,279,641	$1,192,873
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	1,695,411	1,413,158
Time deposits	1,172,525	1,143,885
Total deposits	4,147,577	3,749,916
Accrued interest payable	3,677	3,484
Line of credit	—	—
Federal Home Loan Bank advances	490,000	425,000
Securities sold under agreements to repurchase	49,638	34,166
Junior subordinated debentures issued to capital trusts, net	37,334	36,768
Accrued expenses and other liabilities	43,468	42,568
Total liabilities	4,771,694	4,291,902
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY (Note 25)
Preferred stock	10,438	10,438
Common stock, voting $0.01 par value at December 31, 2019 and 2018; 150,000,000 shares authorized at December 31, 2019 and 2018; 38,256,500 shares issued and outstanding at December 31, 2019 and 36,343,239 issued and outstanding at December 31, 2018	379	361
Additional paid-in capital	580,965	546,849
Retained earnings	159,033	102,522
Accumulated other comprehensive loss, net of tax	(700)	(9,498)
Total stockholders’ equity	750,115	650,672
Total liabilities and stockholders’ equity	$5,521,809	$4,942,574

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(dollars in thousands, except per share data)	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$235,501	$184,972	$120,406
Interest on taxable securities	25,233	19,037	14,892
Interest on tax-exempt securities	1,786	1,095	634
Other interest and dividend income	2,294	1,847	871
Total interest and dividend income	264,814	206,951	136,803
INTEREST EXPENSE
Deposits	36,325	19,329	7,736
Federal Home Loan Bank advances	8,961	6,160	3,291
Subordinated debentures and other borrowings	3,243	2,857	2,864
Total interest expense	48,529	28,346	13,891
Net interest income	216,285	178,605	122,912
PROVISION FOR LOAN AND LEASE LOSSES	20,708	18,795	12,653
Net interest income after provision for loan and lease losses	195,577	159,810	110,259
NON-INTEREST INCOME
Fees and service charges on deposits	6,458	6,445	5,289
Loan servicing revenue	10,695	10,272	9,599
Loan servicing asset revaluation	(6,639)	(9,269)	(5,941)
ATM and interchange fees	3,785	4,313	4,812
Net gains on sales of securities available-for-sale	1,151	164	8
Change in fair value of equity securities, net	1,416	—	—
Net gains on sales of loans	31,845	31,551	33,062
Wealth management and trust income	2,578	1,545	—
Other non-interest income	4,204	5,505	2,201
Total non-interest income	55,493	50,526	49,030
NON-INTEREST EXPENSE
Salaries and employee benefits	95,309	80,382	67,269
Occupancy expense, net	16,668	15,829	14,078
Equipment expense	3,103	2,419	2,472
Loan and lease related expenses	8,015	6,109	3,685
Legal, audit, and other professional fees	11,453	11,373	7,027
Data processing	13,733	18,242	9,539
Net loss (gain) recognized on other real estate owned and other related expenses	665	235	(294)
Regulatory assessments	697	1,744	1,193
Other intangible assets amortization expense	7,737	5,629	3,074
Advertising and promotions	3,398	1,723	1,035
Telecommunications	1,963	1,710	1,593
Other non-interest expense	11,034	9,501	7,824
Total non-interest expense	173,775	154,896	118,495
INCOME BEFORE PROVISION FOR INCOME TAXES	77,295	55,440	40,794
PROVISION FOR INCOME TAXES	20,293	14,247	19,099
NET INCOME	57,002	41,193	21,695
Dividends on preferred shares	783	783	11,277
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$56,219	$40,410	$10,418
EARNINGS PER COMMON SHARE
Basic	$1.51	$1.21	$0.39
Diluted	$1.48	$1.18	$0.38

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(dollars in thousands)	2019	2018	2017
Net income	$57,002	$41,193	$21,695
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	22,633	(6,503)	2,111
Reclassification adjustments for net gains included in net income	(1,151)	(164)	(8)
Tax effect	(6,115)	1,856	(602)
Net of tax	15,367	(4,811)	1,501
Cash flow hedges
Unrealized holding (losses) gains arising during the period	(5,483)	2,960	688
Reclassification adjustments for net (gains) losses included in net income	(1,626)	(1,348)	579
Tax effect	1,980	(449)	(587)
Net of tax	(5,129)	1,163	680
Total other comprehensive income (loss)	10,238	(3,648)	2,181
Comprehensive income	$67,240	$37,545	$23,876

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In		Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income (Loss)	Equity
Balance, January 1, 2017	25,441	$25,441	24,616,706	$—	$313,552	$50,933	$(7,268)	$382,658
Net income	—	—	—	—	—	21,695	—	21,695
Other comprehensive income, net of tax	—	—	—	—	—	—	2,181	2,181
Issuance of common stock in connection with reincorporation merger	—	—	—	246	(246)	—	—	—
Repurchase of preferred stock	(15,003)	(15,003)	—	—	—	—	—	(15,003)
Issuance of common stock, net of issuance cost	—	—	4,630,194	46	76,783	—	—	76,829
Restricted stock activity	—	—	70,398	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(11,277)	—	(11,277)
Cash paid in lieu of fractional shares	—	—	—	—	—	(2)	—	(2)
Share-based compensation expense	—	—	—	—	1,497	—	—	1,497
Balance, December 31, 2017	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$(5,087)	$458,578
Net income	—	—	—	—	—	41,193	—	41,193
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,648)	(3,648)
Issuance of common stock upon exercise of stock options	—	—	205,152	2	2,338	—	—	2,340
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	151,275
Restricted stock activity	—	—	129,057	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	8,882	—	203	—	—	203
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	(783)
Share-based compensation expense	—	—	—	—	1,514	—	—	1,514
Balance, December 31, 2018	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$650,672
Net income	—	—	—	—	—	57,002	—	57,002
Other comprehensive income, net of tax	—	—	—	—	—	—	10,238	10,238
Issuance of common stock upon exercise of stock options	—	—	241,211	2	3,144	—	—	3,146
Issuance of common stock due to business combination, net of issuance costs	—	—	1,464,558	15	28,720	—	—	28,735
Restricted stock activity	—	—	180,664	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	1	(1)	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	26,828	—	580	—	—	580
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	(1,440)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(1,148)	—	(1,148)
Share-based compensation expense	—	—	—	—	1,673	—	—	1,673
Balance, December 31, 2019	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$(700)	$750,115

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(dollars in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,002	$41,193	$21,695
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	20,708	18,795	12,653
Impairment loss on assets held for sale	569	627	951
Depreciation and amortization of premises and equipment	6,389	5,579	5,193
Net amortization of securities	2,468	3,192	4,670
Net change in fair value of equity securities, net	(1,416)	—	—
Net gains on sales of securities available-for-sale	(1,151)	(164)	(8)
Losses on disposal of premises and equipment	26	151	110
Net losses (gains) on sales of assets held for sale	(82)	(1,103)	217
Net gains on sales of loans	(31,845)	(31,551)	(33,062)
Originations of mortgage loans held for sale	—	—	(4)
Net proceeds from mortgage loans sold	—	—	155
Originations of U.S. government guaranteed loans	(330,585)	(336,212)	(293,615)
Proceeds from U.S. government guaranteed loans sold	340,287	384,681	309,164
Accretion of premiums and discounts on acquired loans, net	(23,190)	(20,599)	(8,677)
Net change in servicing assets	222	1,707	(309)
Net valuation adjustments on other real estate owned	511	636	883
Net gains on sales of other real estate owned	(428)	(383)	(2,147)
Amortization of intangible assets	7,737	5,629	3,074
Amortization of time deposit premium	(175)	(404)	(778)
Amortization of Federal Home Loan Bank advances premium	—	(19)	(209)
Accretion of junior subordinated debentures discount	566	624	721
Share-based compensation expense	1,673	1,514	1,497
Deferred tax provision (benefit), net of valuation	(882)	15,442	16,604
Increase in cash surrender value of bank owned life insurance	(304)	(243)	(247)
Net gain on death benefit of bank owned life insurance	(69)	—	(313)
Changes in assets and liabilities:
Accrued interest receivable	(3,097)	(160)	(799)
Other assets	(10,292)	(5,344)	(350)
Accrued interest payable	130	1,608	(1,121)
Accrued expenses and other liabilities	(5,458)	(5,261)	(9,095)
Net cash provided by operating activities	29,314	79,935	26,853
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(549,871)	(206,046)	(53,480)
Proceeds from maturities and calls of securities available-for-sale	123,617	29,593	7,917
Proceeds from paydowns of securities available-for-sale	104,139	60,557	69,320
Proceeds from sales and calls of securities available-for-sale	92,103	544	8
Proceeds from maturities and calls of securities held-to-maturity	—	—	655
Proceeds from paydowns of securities held-to-maturity	—	16,892	19,747
Purchases of Federal Home Loan Bank stock	(38,610)	(36,633)	(19,485)
Federal Home Loan Bank stock repurchases	36,099	35,134	18,135
Proceeds from other loans sold	709	—	9,984
Net change in loans and leases	(23,154)	(300,142)	(132,568)
Purchases of premises and equipment	(4,267)	(2,578)	(2,538)
Proceeds from sales of premises and equipment	4	1,440	—
Proceeds from sales of assets held for sale	1,373	4,415	5,373
Proceeds from sales of other real estate owned	2,990	7,051	13,898
Proceeds from bank owned life insurance death benefit	—	—	1,399
Net cash received in acquisition of business	4,306	20,374	—
Net cash used in investing activities	(250,562)	(369,399)	(61,635)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(dollars in thousands)	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$107,665	$284,723	$(46,287)
Proceeds from Federal Home Loan Bank advances	8,510,000	5,932,000	3,037,000
Repayments of Federal Home Loan Bank advances	(8,450,300)	(5,868,487)	(2,989,000)
Proceeds from line of credit	5,680	—	—
Repayments of line of credit	(11,335)	—	(20,650)
Net increase in securities sold under agreements to repurchase	15,472	2,979	13,938
Dividends paid on preferred stock	(783)	(783)	(11,277)
Cash paid in lieu of fractional shares	—	—	(2)
Proceeds from issuance of common stock, upon exercise of stock options	3,146	2,340	—
Proceeds from issuance of common stock	580	203	76,829
Proceeds from issuance of preferred stock	—	—	1,050
Repurchase of preferred stock	—	—	(15,003)
Net cash provided by financing activities	180,125	352,975	46,598
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,123)	63,511	11,816
CASH AND CASH EQUIVALENTS, beginning of period	121,860	58,349	46,533
CASH AND CASH EQUIVALENTS, end of period	$80,737	$121,860	$58,349
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$48,008	$25,967	$15,279
Cash payments during the period for taxes	$19,380	$3,513	$2,849
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of held-to-maturity securities to available-for-sale securities	$94,837	$—	$—
Reclassification to other equity securities	$6,609	$—	$—
Delayed payments of mortgage-backed securities	$507	$398	$311
Internally financed sale of other real estate owned	$183	$444	$—
Internally financed sale of assets held for sale	$—	$—	$1,800
Due to broker	$—	$—	$9,838
Due from counterparties	$43,145	$5,338	$39,824
Due from broker for payment of life insurance death benefit	$69	$—	$—
Common dividend declared, not paid	$1,148	$—	$—
Total assets acquired from acquisition	$321,199	$1,142,125	$—
Value ascribed to goodwill	$20,176	$73,615	$—
Total liabilities assumed from acquisition	$305,892	$1,036,609	$—
Common stock and stock options issued due to acquisition of business	$29,320	$152,127	$—

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 56 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System, the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation. The Company is regulated by the Board of Governors of the Federal Reserve System.

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

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Regulation S‑X. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. See Note 15, Junior Subordinated Debentures, for additional discussion. Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2019, 2018 and 2017.

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

Cash on hand or on deposit with the Federal Reserve Bank of Chicago was required to meet regulatory reserve and clearing requirements. The reserve requirement was $51.8 million and $44.8 million as of December 31, 2019 and 2018, respectively, and the Bank met the requirement at each balance sheet date.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2019, 2018 and 2017. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. See Note 18—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Management evaluates securities for other‑than‑temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers or guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near‑term prospects of the issuer. The Company’s assessment of OTTI considers whether it intends to sell a security or if it is more likely than not that it would be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity. For debt securities, if the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss is recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, and the Company does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss).

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Restricted stock—The Company owns stock of the Federal Home Loan Bank of Chicago (“FHLB”). No ready market exists for this stock, and it has no quoted market value. As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, the Company owns stock of Bankers Bank, which is redeemable at par and carried at cost.

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2019, 2018, and 2017.

Loans held for sale—Loans that management has the intent and ability to sell are designated as held for sale. U.S. government guaranteed loans and mortgage loans originated are carried at either amortized cost or estimated fair value. The Company determines whether to account for loans at fair value or amortized cost at origination. The loans accounted for at fair value remain at fair value after the determination. The loans accounted for at amortized cost are carried at the lower of cost or fair value, valued on a loan by loan basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on sales of U.S. government guaranteed loans are recognized based on the difference between the net sales proceeds and the carrying value of the sold portion of the loan, less the fair value of the servicing asset recognized, and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained portion of the loan and the relative fair value of the sold portion is recorded as a discount to the retained portion of the loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. U.S. government guaranteed loans are generally sold with servicing retained.  Loans sold that have not yet settled as of year-end are classified as due-from counterparty on the Consolidated Statements of Financial Condition.

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

Other real estate owned—Other real estate owned (“OREO”) includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations, and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.  OREO is recorded net of participating interests sold.

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

Based on an annual analysis completed as of November 30, 2019, 2018 and 2017, the Company did not recognize impairment losses during the years ended December 31, 2019, 2018, and 2017.

Other intangible assets—Other intangible assets primarily consist of core deposit intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over an approximate ten year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. The Company did not recognize impairment on its core deposit intangibles for the years ended December 31, 2019, 2018 and 2017.

Customer relationship intangibles—Customer relationship intangibles relate to the value of existing trust and wealth management relationships and are amortized over 12 years. In valuing the relationship intangibles, the Company considered variables such as attrition, investment appreciation, and discount rates. The Company did not recognize impairment on its customer relationship intangibles for the years ended December 31, 2019 and 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2019 and 2018, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2019 and 2018, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

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

Note 2—Accounting Pronouncements Recently Adopted or Issued

Adopted Accounting Pronouncements

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

The majority of the Company’s revenue streams, including interest and dividend income, servicing fees, and gains on sales of loans and investments, are outside the scope of Topic 606. Revenue streams reported as fees and service charges on deposits, ATM and interchange fees, and wealth management and trust income are within the scope of Topic 606. The Company applied the requirements of Topic 606 to the revenue streams that are within its scope. The adoption of Topic 606 did not result in any changes in the either timing or amount of recognized; there was no cumulative effect adjustment to opening retained earnings as no material changes were identified in the timing of revenue recognition. However, the presentation of certain costs associated with our ATM and debit card income were offset against ATM and interchange income. This change in presentation resulted in $1.5 million of expenses for the year ended December 31, 2019, being netted against ATM and interchange fees and reported in non-interest income instead of as other non-interest expense in non-interest expense. In addition, to conform to the current period presentation, $1.1 million and $1.0 million of related expenses for the years ended December 31, 2018 and 2017, respectively, were reclassified from other non-interest expense in non-interest expense to being netted against ATM and interchange fees in non-interest income. The Company elected to apply the practical expedient and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

The Company adopted ASU 2014-09 using the full retrospective approach. The following table presents the impact of adopting the new revenue standard on our Consolidated Statements of Operations for the periods presented (in thousands):

	For the Year Ended December 31,
	2019			2018			2017
	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change	As Reported	Balance without Adoption of ASC 606	Effect of Change
Non-interest income:
ATM and interchange fees	$3,785	$5,306	$(1,521)	$4,313	$5,426	$(1,113)	$4,812	$5,840	$(1,028)

Non-interest expense:
Other non-interest expense	$11,034	$12,555	$(1,521)	$9,501	$10,614	$(1,113)	$7,824	$8,852	$(1,028)

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

Statement of Cash Flows (Topic 230)—In August 2016, FASB issued ASU No. 2016‑15, Classification of Certain Cash Receipts and Cash Payments. There is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Those eight issues are (1) debt prepayment or debt extinguishment costs, (2) settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate‑owned life insurance policies, including bank‑owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP either is unclear or does not include specific guidance on these eight cash flow classification issues. These amendments provide guidance for each of the eight issues, thereby reducing current and potential future diversity in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Given the Company’s emerging growth status, the new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company adopted the provisions of ASU No. 2016-15 on January 1, 2019, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Issued Accounting Pronouncements Pending Adoption

Leases (Topic 842)—In February 2016, FASB issued ASU No. 2016‑02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the new guidance and its impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Condition. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of this ASU for entities not classified as Public Business Entities (PBEs). Our status as an emerging growth company makes us eligible for this deferral. Assuming the Company remains an emerging growth company, the new authoritative guidance is effective for fiscal years beginning after December 15, 2020, and interim periods with fiscal years beginning after December 15, 2021. The Company expects an increase in assets and liabilities as a result of recognizing additional right-of-use assets and liabilities under lease contracts in which the Company is lessee. While the Company has not quantified the impact of this ASU on its direct financing lease portfolio, it does not expect a material change in its accounting for the initial direct costs related to these leases.

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as PBEs. Assuming the Company remains an emerging growth company, the new authoritative guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is in process of implementation and determining the impact that this ASU will have on the Company’s Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Recently Issued Accounting Pronouncements (continued)

Nonrefundable Fees and Other Costs (Subtopic 310‑20)—In March 2017, FASB issued ASU No. 2017‑08, Receivables—Nonrefundable Fees and Other Costs. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium at the earliest call date. Under current GAAP, the Company amortizes the premium as an adjustment of yield over the contractual life of the instrument. As a result, upon exercise of a call on a callable debt security held at a premium, the unamortized premium is charged to earnings. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2020. The provisions of ASU No. 2017-08 will not have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes (Topic 740)—In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes.  The amendments in the ASU simplify the accounting for income taxes by removing the following:   the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; the exception to the requirement to or not to recognize a deferred tax liability for a foreign entity when it becomes an equity method investment or it becomes a subsidiary, respectively; and the exception to the general methodology for calculating income taxes in an interim period when a  year-to-date loss exceeds the anticipated loss for the year.  The amendments in the ASU changes current authoritative guidance by requiring the recognition of franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax;  requiring an evaluation when a step up in the tax basis of goodwill should be considered part the of business combination; specifying that it is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.  Early adoption is permitted.  Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2022. The Company is currently evaluating the provisions of ASU No. 2019-12 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

At the effective time of the merger (the “OPRF Effective Time”), each share of Oak Park River Forest’s common stock was converted into the right to receive: (1) 7.9321 shares of Byline’s common stock, and (2) an amount in cash equal to $6.2 million divided by the number of outstanding shares of Oak Park River Forest common stock as of the closing date, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $6.2 million divided by the outstanding shares of Oak Park River Forest common stock, or $33.375 per outstanding share. Based on the closing price of the Company’s common stock of $20.02, as reported by the New York Stock Exchange, and 1,464,558 shares of common stock issued with respect to the outstanding shares of Oak Park River Forest common stock, the stock consideration was valued at $29.3 million. Options to acquire 35,870 shares of Oak Park River Forest common stock that were outstanding at the OPRF Effective Time were cancelled, at the option holders’ election, in exchange for a cash payment in accordance with the OPRF Merger agreement of $4.2 million, to be paid after the closing date. The value of the total merger consideration at closing was $35.5 million before issuance costs of $585,000.

The transaction resulted in goodwill of $20.2 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.3 million for the year ended December 31, 2019. Core system conversion expenses related to the Oak Park River Forest acquisition were $2.0 million for year ended December 31, 2019 and $335,000 for the year ended December 31, 2018. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

On May 31, 2018, the Company acquired all of the outstanding common stock of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 27, 2017 (the “Merger Agreement”). First Evanston operated two wholly owned subsidiaries, First Bank & Trust and First Evanston Bancorp Trust I. First Evanston was merged with and into Byline. As a result of the merger, First Evanston’s subsidiary bank, First Bank & Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

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

The transaction resulted in goodwill of $73.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred First Evanston merger-related expenses, including acquisition advisory expenses, of $1.7 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. Core system conversion expenses related to the First Evanston acquisition were $2.0 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table presents a summary of the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Estimates April 30, 2019 Oak Park River Forest	May 31, 2018 First Evanston
Assets
Cash and cash equivalents	$10,469	$47,378
Securities available-for-sale	30,343	128,063
Restricted stock	414	1,360
Loans	257,423	916,011
Premises and equipment	3,488	15,890
Other real estate owned	2,201	—
Other intangible assets	6,220	22,276
Bank-owned life insurance	3,485	—
Deferred tax assets, net	5,925	2,302
Other assets	1,231	8,845
Total assets acquired	321,199	1,142,125
Liabilities
Deposits	290,171	1,022,268
Line of credit	5,655	—
Federal Home Loan Bank advances	5,300	—
Junior subordinated debentures	—	8,497
Accrued expenses and other liabilities	4,766	5,844
Total liabilities assumed	305,892	1,036,609
Net assets acquired	$15,307	$105,516
Consideration paid
Common stock (2019 - 1,464,558 shares issued at $20.02 per share, 2018 - 6,682,850 shares issued at $21.62 per share)	29,320	144,483
Outstanding stock options converted to Byline stock options	—	7,644
Cash paid	6,163	27,004
Total consideration paid	35,483	179,131
Goodwill	$20,176	$73,615

The following table presents the acquired non-impaired loans as of the acquisition date:

	Preliminary Estimates April 30, 2019 Oak Park River Forest	May 31, 2018 First Evanston
Fair value	$204,496	$890,986
Gross contractual amounts receivable	254,755	1,057,374
Estimate of contractual cash flows not expected to be collected(1)	12,987	36,544
Estimate of contractual cash flows expected to be collected	241,768	1,020,830

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The fair value estimates for the acquisition of Oak Park River Forest were adjusted during the fourth quarter of 2019.  Compared to previously reported balances, the fair value estimates of loans and other assets decreased by $3.7 million and $25,000, respectively, which increased the deferred tax asset by $1.0 million and goodwill by $2.7 million as of December 31, 2019.

The following table provides the pro forma information for the results of operations for the years ended December 31, 2019 and 2018, as if the acquisitions had occurred on January 1, 2018. The pro forma results combine the historical results of First Evanston and Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

	Years ended December 31,
	2019	2018
Total revenues (net interest income and non-interest income)	$272,081	$274,108
Net income	57,797	61,356
Earnings per share—basic	1.47	1.61
Earnings per share—diluted	1.45	1.57

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through December 31, 2019, and Oak Park River Forest for the period beginning May 1, 2019 through December 31, 2019. Revenues and earnings of the acquired companies since their respective acquisition dates have not been disclosed as it is not practicable as First Evanston and Oak Park River Forest were merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2019 and 2018 and the corresponding amounts of gross unrealized gains and losses:

2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$41,403	$427	$—	$41,830
U.S. Government agencies	165,162	542	(754)	164,950
Obligations of states, municipalities, and political subdivisions	92,806	2,075	(49)	94,832
Residential mortgage-backed securities
Agency	490,427	2,163	(2,354)	490,236
Non-agency	109,501	593	(272)	109,822
Commercial mortgage-backed securities
Agency	159,650	1,092	(1,041)	159,701
Non-agency	31,144	130	—	31,274
Corporate securities	48,796	571	(37)	49,330
Asset-backed securities	44,515	—	(198)	44,317
Total	$1,183,404	$7,593	$(4,705)	$1,186,292
2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,412	$86	$—	$4,498
Total	$4,412	$86	$—	$4,498

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

The Company did not classify securities as trading during 2019 and 2018.

The Company adopted the provisions of ASU No. 2016-01 as of January 1, 2019. The adoption of this ASU resulted in the reclassification of available-for-sale equity securities, at fair value to a separate line item on the Company’s Consolidated Statements of Financial Condition, and the reclassification of $1.4 million from other comprehensive income to retained earnings, representing the net unrealized gain, net of tax, on available-for-sale for sale equity securities at the date of adoption. At December 31, 2018, the Company held $6.6 million of equity investment securities which were reported as available-for-sale securities, at fair value, and are now reported as equity and other securities, at fair value. Additionally, the Company adopted the provisions of ASU No. 2017-12 on January 1, 2019, and elected to reclassify $94.8 million of securities held-to-maturity to securities available-for-sale, which did not impact the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	8	$49,318	$(662)	$20,283	$(92)	$69,601	$(754)
Obligations of states, municipalities and political subdivisions	7	13,309	(45)	1,419	(4)	14,728	(49)
Residential mortgage-backed securities
Agency	50	132,703	(666)	193,363	(1,688)	326,066	(2,354)
Non-agency	9	36,902	(206)	10,126	(66)	47,028	(272)
Commercial mortgage-backed securities
Agency	13	67,649	(563)	32,678	(478)	100,327	(1,041)
Corporate securities	4	6,103	(37)	—	—	6,103	(37)
Asset-backed securities	8	37,738	(198)	—	—	37,738	(198)
Total	99	$343,722	$(2,377)	$257,869	$(2,328)	$601,591	$(4,705)

		Less than 12 Months		12 Months or Longer		Total
2018	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	18	$23,835	$(52)	$9,865	$(137)	$33,700	$(189)
U.S. Government agencies	25	43,487	(80)	50,101	(1,216)	93,588	(1,296)
Obligations of states, municipalities and political subdivisions	56	13,926	(97)	18,563	(489)	32,489	(586)
Residential mortgage-backed securities
Agency	42	4,288	(45)	254,121	(11,131)	258,409	(11,176)
Non-agency	8	59,107	(1,378)	4,009	(198)	63,116	(1,576)
Commercial mortgage-backed securities
Agency	9	21,356	(447)	52,640	(2,717)	73,996	(3,164)
Non-agency	5	—	—	30,458	(1,000)	30,458	(1,000)
Corporate securities	15	25,762	(342)	4,642	(268)	30,404	(610)
Other securities	1	—	—	2,844	(131)	2,844	(131)
Total	179	$191,761	$(2,441)	$427,243	$(17,287)	$619,004	$(19,728)

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
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 99 securities available-for-sale with unrealized losses at December 31, 2019, compared to 179 at December 31, 2018. There were no securities held-to-maturity with unrealized losses at December 31, 2019, compared to 46 at December 31, 2018. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2019, 2018, and 2017 are listed below:

	2019	2018	2017
Proceeds	$92,103	$5,134	$8
Gross gains	1,274	164	8
Gross losses	123	—	—

Securities pledged at December 31, 2019 and 2018 had carrying amounts of $301.1 million and $244.7 million, respectively. At December 31, 2019 and 2018, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $240.4 million and $197.8 million, respectively, and for customer repurchase agreements of $55.7 million and $46.9 million, respectively. At December 31, 2019 and 2018, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

At December 31, 2019, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$51,901	$52,093
Due from one to five years	99,605	100,593
Due from five to ten years	136,479	137,843
Due after ten years	104,697	104,730
Mortgage and asset-backed securities	790,722	791,033
Total	$1,183,404	$1,186,292
Held-to-maturity
Due from one to five years	$3,800	$3,866
Due from five to ten years	612	632
Total	$4,412	$4,498

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2019 and 2018 were categorized as follows:

	2019	2018
Commercial real estate	$1,275,058	$1,261,594
Residential real estate	711,499	704,899
Construction, land development, and other land	279,403	186,258
Commercial and industrial	1,330,418	1,145,240
Installment and other	6,484	13,675
Lease financing receivables	177,774	187,797
Total loans and leases	3,780,636	3,499,463
Net unamortized deferred fees and costs	2,289	(1,293)
Initial direct costs	2,736	3,456
Allowance for loan and lease losses	(31,936)	(25,201)
Net loans and leases	$3,753,725	$3,476,425

	2019	2018
Lease financing receivables
Net minimum lease payments	$193,359	$204,646
Unguaranteed residual values	1,347	1,535
Unearned income	(16,932)	(18,384)
Total lease financing receivables	177,774	187,797
Initial direct costs	2,736	3,456
Lease financial receivables before allowance for lease losses	$180,510	$191,253

Total loans and leases consist of originated loans and leases, acquired impaired loans, and acquired non-impaired loans and leases. At December 31, 2019 and 2018, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $119.8 million and $108.7 million, respectively. At December 31, 2019 and 2018, installment and other loans included overdraft deposits of $852,000 and $1.7 million, respectively, which were reclassified as loans. At December 31, 2019 and 2018, loans and loans held for sale pledged as security for borrowings were $1.8 billion and $1.4 billion, respectively.

The minimum annual lease payments for lease financing receivables as of December 31, 2019 are summarized as follows:

Minimum Lease Payments
2020	$71,820
2021	55,396
2022	37,696
2023	20,466
2024	7,475
Thereafter	506
Total	$193,359

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2019 and 2018:

2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$792,263	$135,914	$348,365	$1,276,542
Residential real estate	483,072	100,223	128,527	711,822
Construction, land development, and other land	235,794	5,373	37,490	278,657
Commercial and industrial	1,160,996	16,909	153,660	1,331,565
Installment and other	5,372	249	944	6,565
Lease financing receivables	158,155	—	22,355	180,510
Total loans and leases	$2,835,652	$258,668	$691,341	$3,785,661

2018	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$652,234	$146,808	$462,565	$1,261,607
Residential real estate	466,309	113,934	124,659	704,902
Construction, land development, and other land	144,128	3,779	37,442	185,349
Commercial and industrial	803,508	12,617	328,672	1,144,797
Installment and other	11,718	404	1,596	13,718
Lease financing receivables	159,901	—	31,352	191,253
Total loans and leases	$2,237,798	$277,542	$986,286	$3,501,626

Acquired impaired loans—As part of the Oak Park River Forest acquisition, the Bank acquired impaired loans in the amount of $52.9 million.  As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310‑30 in the amount of $25.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding these transactions. There were no other acquired impaired loans purchased during 2019 or 2018. The following table presents a reconciliation of the undiscounted contractual cash flows, non‑accretable difference, accretable yield, and fair value of acquired impaired loans as of May 31, 2018 (First Evanston) and April 30, 2019 (Oak Park River Forest):

	Preliminary Estimates April 30, 2019	May 31, 2018
	Oak Park River Forest	First Evanston
Undiscounted contractual cash flows	$74,092	$33,594
Undiscounted cash flows not expected to be collected (non-accretable difference)	(11,401)	(5,003)
Undiscounted cash flows expected to be collected	62,691	28,591
Accretable yield at acquisition	(9,764)	(3,566)
Estimated fair value of impaired loans acquired at acquisition	$52,927	$25,025

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.8 million and $2.7 million, at December 31, 2019 and 2018, respectively.

	2019		2018
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$189,969	$135,914	$216,137	$146,808
Residential real estate	151,641	100,223	173,962	113,934
Construction, land development, and other land	14,841	5,373	11,962	3,779
Commercial and industrial	23,330	16,909	24,972	12,617
Installment and other	1,099	249	1,735	404
Total acquired impaired loans	$380,880	$258,668	$428,768	$277,542

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Beginning balance	$37,115	$36,446	$36,868
Additions	9,764	3,566	—
Accretion to interest income	(24,535)	(23,982)	(24,597)
Reclassification from nonaccretable difference	17,665	21,085	24,175
Ending balance	$40,009	$37,115	$36,446

Acquired non‑impaired loans and leases— The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million. The Company acquired non‑impaired loans as part of the First Evanston acquisition in the amount of $891.0 million.  Refer to Note 3—Acquisition of a Business for additional information regarding these transactions.

The unpaid principal balance and carrying value for acquired non‑impaired loans and leases at December 31, 2019 and 2018 were as follows:

	2019		2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$356,787	$348,365	$473,262	$462,565
Residential real estate	130,412	128,527	127,478	124,659
Construction, land development, and other land	38,416	37,490	38,494	37,442
Commercial and industrial	159,599	153,660	344,879	328,672
Installment and other	971	944	1,831	1,596
Lease financing receivables	23,976	22,355	32,977	31,352
Total acquired non-impaired loans and leases	$710,161	$691,341	$1,018,921	$986,286

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the years ended December 31, 2019, 2018, and 2017 are as follows:

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision	4,805	67	144	14,460	15	1,217	20,708
Charge-offs	(4,950)	(113)	—	(8,171)	(16)	(2,609)	(15,859)
Recoveries	570	285	—	156	2	873	1,886
Ending balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Ending balance:
Individually evaluated for impairment	$2,614	$124	$—	$7,952	$—	$—	$10,690
Collectively evaluated for impairment	4,414	1,191	584	10,287	50	1,944	18,470
Loans acquired with deteriorated credit quality	937	675	26	1,138	—	—	2,776
Total allowance for loan and lease losses	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$26,396	$2,398	$2,644	$37,303	$—	$—	$68,741
Collectively evaluated for impairment	1,114,232	609,201	270,640	1,277,353	6,316	180,510	3,458,252
Loans acquired with deteriorated credit quality	135,914	100,223	5,373	16,909	249	—	258,668
Total loans and leases	$1,276,542	$711,822	$278,657	$1,331,565	$6,565	$180,510	$3,785,661

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision	4,543	113	662	12,089	68	1,320	18,795
Charge-offs	(1,865)	—	(418)	(6,944)	(60)	(2,517)	(11,804)
Recoveries	68	—	—	369	—	1,067	1,504
Ending balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Ending balance:
Individually evaluated for impairment	$2,191	$61	$—	$4,397	$—	$—	$6,649
Collectively evaluated for impairment	4,105	1,323	466	7,413	47	2,463	15,817
Loans acquired with deteriorated credit quality	1,244	367	—	1,122	2	—	2,735
Total allowance for loan and lease losses	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$11,983	$2,137	$—	$21,794	$—	$—	$35,914
Collectively evaluated for impairment	1,102,816	588,831	181,570	1,110,386	13,314	191,253	3,188,170
Loans acquired with deteriorated credit quality	146,808	113,934	3,779	12,617	404	—	277,542
Total loans and leases	$1,261,607	$704,902	$185,349	$1,144,797	$13,718	$191,253	$3,501,626

2017	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$1,945	$2,483	$742	$4,196	$334	$1,223	$10,923
Provision (release)	4,343	(405)	(520)	6,058	34	3,143	12,653
Charge-offs	(1,494)	(440)	—	(2,836)	(327)	(3,099)	(8,196)
Recoveries	—	—	—	—	—	1,326	1,326
Ending balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Ending balance:
Individually evaluated for impairment	$1,101	$158	$—	$2,692	$14	$—	$3,965
Collectively evaluated for impairment	1,765	1,047	145	3,308	9	2,593	8,867
Loans acquired with deteriorated credit quality	1,928	433	77	1,418	18	—	3,874
Total allowance for loan and lease losses	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706

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

The Company increased the allowance for loan and lease losses by $6.7 million, $8.5 million, and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $41,000 for the year ended December 31, 2019, decreased the allowance for loan and lease losses by $1.1 million for the year ended December 31, 2018, and increased the allowance for loan and lease losses by $2.3 million for the year ended December 31, 2017.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $4.0 million, $2.7 million, and $2.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $2.7 million, $7.0 million, and $572,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2019, 2018, and 2017, which excludes acquired impaired loans:

2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$16,556	$19,808	$—	$11,218	$1,257
Residential real estate	2,165	2,253	—	2,285	192
Construction, land development, and other land	2,644	3,000	—	220	191
Commercial and industrial	19,211	20,398	—	14,137	1,487
With an allowance recorded
Commercial real estate	9,840	10,691	2,614	8,863	711
Residential real estate	233	233	124	195	7
Commercial and industrial	18,092	19,285	7,952	14,989	1,010
Total impaired loans	$68,741	$75,668	$10,690	$51,907	$4,855

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of December 31, 2019 and 2018:

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$984,881	$584,363	$247,775	$1,087,856	$6,013	$177,696	$3,088,584
Watch	99,803	21,856	18,181	159,282	302	8	299,432
Special Mention	27,484	3,648	4,684	26,944	—	1,799	64,559
Substandard	28,460	1,732	2,644	40,574	1	728	74,139
Doubtful	—	—	—	—	—	279	279
Loss	—	—	—	—	—	—	—
Total	$1,140,628	$611,599	$273,284	$1,314,656	$6,316	$180,510	$3,526,993

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,009,041	$553,665	$147,123	$962,291	$9,997	$188,314	$2,870,431
Watch	76,276	29,522	31,376	112,996	3,302	80	253,552
Special Mention	17,602	5,656	3,071	34,314	—	1,794	62,437
Substandard	11,880	2,125	—	22,579	15	818	37,417
Doubtful	—	—	—	—	—	247	247
Loss	—	—	—	—	—	—	—
Total	$1,114,799	$590,968	$181,570	$1,132,180	$13,314	$191,253	$3,224,084

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category as of December 31, 2019 and 2018:

2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$14,269	$5,153	$—	$12,274	$31,696	$1,108,932	$1,140,628
Residential real estate	3,187	460	—	1,371	5,018	606,581	611,599
Construction, land development, and other land	—	4,460	—	—	4,460	268,824	273,284
Commercial and industrial	7,789	3,594	—	22,151	33,534	1,281,122	1,314,656
Installment and other	133	2	—	1	136	6,180	6,316
Lease financing receivables	585	532	—	475	1,592	178,918	180,510
Total	$25,963	$14,201	$—	$36,272	$76,436	$3,450,557	$3,526,993

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

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of December 31, 2019, 2018, and 2017. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,451	$1,451	$—	$223
Commercial and industrial	2	129	129	—	118
Residential real estate	2	191	191	—	—
Total accruing	9	1,771	1,771	—	341
Non-accruing:
Commercial real estate	6	2,777	2,600	177	513
Commercial and industrial	11	8,048	6,096	1,952	1,312
Residential real estate	1	104	104	—	—
Total non-accruing	18	10,929	8,800	2,129	1,825
Total troubled debt restructurings	27	$12,700	$10,571	$2,129	$2,166

2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,508	$1,508	$—	$113
Commercial and industrial	2	191	191	—	100
Residential real estate	1	114	114	—	—
Total accruing	7	1,813	1,813	—	213
Non-accruing:
Commercial real estate	9	2,512	2,471	41	743
Commercial and industrial	6	6,714	4,843	1,871	1,290
Total non-accruing	15	9,226	7,314	1,912	2,033
Total troubled debt restructurings	22	$11,039	$9,127	$1,912	$2,246

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

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2019 and 2018. There were no commitments outstanding on troubled debt restructurings at December 31, 2017.

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended
	December 31,
	2019	2018	2017
Accruing:
Beginning balance	$1,813	$1,061	$602
Additions	113	37	1,017
Net payments	(940)	(86)	(144)
Net transfers from (to) non-accrual	785	801	(414)
Ending balance	1,771	1,813	1,061
Non-accruing:
Beginning balance	7,314	1,569	552
Additions	5,254	8,408	681
Net payments	(2,310)	(1,718)	(78)
Charge-offs	(673)	(144)	—
Net transfers from (to) accrual	(785)	(801)	414
Ending balance	8,800	7,314	1,569
Total troubled debt restructurings	$10,571	$9,127	$2,630

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the years ended December 31, 2019, 2018, and 2017 had a recorded investment of $348,000, $340,000, and $144,000, respectively.

The reserve for unfunded commitments was $1.2 million at December 31, 2019 and 2018. During the year ended December 31, 2019, the Company released provision for unfunded commitments of $80,000.  During the years ended December 31, 2018 and 2017, the provisions for unfunded commitments were $317,000 and $162,000, respectively. There were no charge‑offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Beginning balance	$19,693	$21,400	$21,091
Additions, net	6,417	7,562	6,250
Changes in fair value	(6,639)	(9,269)	(5,941)
Ending balance	$19,471	$19,693	$21,400
Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2019 and 2018:

	2019	2018
Loan portfolios serviced for:
SBA guaranteed loans	$1,231,959	$1,151,915
USDA guaranteed loans	119,047	106,184
Total	$1,351,006	$1,258,099

Loan servicing revenue totaled $10.7 million, $10.3 million, and $9.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $6.6 million, $9.3 million, and $5.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Beginning balance	$5,041	$10,626	$16,570
Acquisition of OREO through business combination	2,201	—	—
Net additions to OREO	5,910	2,163	6,690
Proceeds from sales of OREO	(3,173)	(7,495)	(13,898)
Gains on sales of OREO	428	383	2,147
Valuation adjustments	(511)	(636)	(883)
Ending balance	$9,896	$5,041	$10,626

At December 31, 2019 and 2018, the balance of real estate owned included $1.5 million and $838,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.1 million and $2.3 million, respectively.

Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $183,000 and $444,000 for the years ended December 31, 2019 and 2018, respectively.  There were no internally financed sales of OREO for the year ended December 31, 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2019 and 2018 and were as follows:

	2019	2018
Premises	$54,798	$55,112
Furniture, fixtures and equipment	16,987	13,593
Leasehold improvements	5,957	5,022
Total cost	77,742	73,727
Less accumulated depreciation and amortization	(26,246)	(22,408)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	51,496	51,319
Construction in progress	850	830
Land	43,794	45,531
Premises and equipment, net	$96,140	$97,680

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2019, 2018, and 2017 was $6.4 million, $5.6 million and $5.2 million, respectively. Refer to Note 17—Commitments and Contingent Liabilities for additional discussion related to operating lease commitments.

During 2017, the Company closed and consolidated two branches within our branch network based on a detailed assessment of the branch network and analysis of branch and market data.  During 2018, an additional six branches and two other facilities were closed and consolidated, and during 2019, two additional branches were closed and consolidated. Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Beginning balance	$14,489	$9,779	$14,748
Transfers in	2,733	9,074	3,372
Transfers out	—	(425)	—
Proceeds from sales	(1,373)	(4,415)	(5,373)
Internally financed sales	—	—	(1,800)
Net gains (losses) on sales	82	1,103	(217)
Impairment loss	(569)	(627)	(951)
Ending balance	$15,362	$14,489	$9,779

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2019. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2019, 2018, and 2017:

	2019			2018			2017
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$128,177	$30,360	$3,059	$54,562	$16,720	$—	$51,975	$19,776	$—
Additions	20,176	6,220	—	73,615	19,060	3,216	2,587	—	—
Amortization or accretion	—	(7,469)	(268)	—	(5,420)	(157)	—	(3,056)	—
Ending balance	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059	$54,562	$16,720	$—
Accumulated amortization or accretion	N/A	$26,355	$425	N/A	$18,886	$157	N/A	$13,466	N/A
Weighted average remaining amortization or accretion period	N/A	6.5 Years	10.4 Years	N/A	6.8 Years	11.4 Years	N/A	5.6 Years	N/A

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets (continued)

During 2019, the Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. During 2018, the Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition. Please refer to Note 3—Acquisition of a Business for further details. The increase in goodwill for the year ended December 31, 2017 resulted from the Company’s acquisition of Ridgestone Financial Services, Inc. (“Ridgestone”) during 2016.

Additionally, the Company had other intangible assets of $36,000 as of December 31, 2017, associated with trademark‑related transactions. The other intangible assets were fully amortized in 2018 resulting in no remaining balance as of December 31, 2019 and 2018.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2019:

Estimated Amortization
2020	$7,577
2021	7,012
2022	6,440
2023	4,336
2024	2,286
Thereafter	4,251
Total	$31,902

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
Current tax expense:
Federal	$18,976	$—	$1,010
State and local	2,199	1,078	1,485
Total current tax expense	21,175	1,078	2,495
Deferred tax expense (benefit):
Federal	(3,676)	11,469	13,554
State and local	2,794	2,460	686
Remeasurement of net deferred tax assets	—	(760)	2,364
Total deferred tax expense (benefit)	(882)	13,169	16,604
Provision for income taxes	$20,293	$14,247	$19,099

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2019 and 2018, and 35% for 2017, and the effective tax rate:

	2019	2018	2017
Calculated tax benefit at statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	5.6	7.0	6.5
Tax exempt income	(0.5)	(0.5)	(0.7)
Share-based compensation	(0.1)	(0.9)	—
Non-deductible expenses	0.3	0.5	0.2
Remeasurement of net deferred tax assets	—	(1.4)	5.8
Total income tax expense (benefit)	26.3%	25.7%	46.8%

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC 740 required us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal and state taxes. Among other things, the Tax Act reduced the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. As a result of the rate change, the Company’s net deferred tax assets were required to be revalued during the period in which the new legislation was enacted, and the Company recorded net income tax expense of $7.2 million during the fourth quarter of 2017, and recorded an additional discrete income tax benefit of $760,000 during 2018.

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

Net deferred tax assets increased to $38.3 million at December 31, 2019 compared to $35.6 million at December 31, 2018. The net increase in the total net deferred tax assets recorded as of December 31, 2019 was a result of $5.9 million in net deferred tax assets added related to the acquisition of Oak Park River Forest, offset by a decrease in net deferred tax assets related to unrealized losses on available-for-sale securities and utilization of operating loss carryforwards during the period.

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating losses and tax credits	$26,108	$25,851
Interest on non-accrual loans	3,201	3,039
Allowance for loan losses and loan basis	24,027	15,641
Deposits	42	90
Other real estate owned	413	393
Net unrealized holding losses on securities available-for-sale	—	4,622
Net unrealized holding losses on cash flow hedges	141	—
Accrued expenses	3,291	3,747
Other	2,225	2,075
Total deferred tax assets	59,448	55,458
Deferred tax liabilities:
Premises and equipment	(1,952)	(3,752)
Core deposit intangibles	(8,883)	(9,306)
Servicing assets	(5,422)	(337)
Trust preferred securities	(2,552)	(2,710)
Net unrealized holding gain on securities available-for-sale	(804)	—
Net unrealized holding gain on cash flow hedges	—	(1,839)
Other	(1,520)	(1,871)
Total deferred tax liabilities	(21,133)	(19,815)
Net deferred tax assets	$38,315	$35,643

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

	2019	2018
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards - begin to expire in 2030	$14,357	$1,233
Illinois gross NLD carryforwards - begin to expire in 2022	307,705	340,999

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. Pursuant to Sections 382 and 383, a portion of the limited net operating loss carryforwards and credits become available to use each year. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization. In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. These Federal net operating losses acquired in connection with the Oak Park River Forest acquisition do not expire.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2016 and state income tax examinations for years before 2015.

Note 12—Federal Home Loan Bank Advances

The following table summarizes the FHLB advances as of December 31, 2019 and 2018:

	2019	2018
Federal Home Loan Bank advances	$490,000	$425,000
Weighted average cost	1.70%	2.56%

At December 31, 2019, fixed‑rate advances totaled $390.0 million, with interest rates ranging from 1.74% to 1.77% and maturities ranging from January 2020 to March 2020. Total variable rate advances were $100.0 million at December 31, 2019, with an interest rate of 1.47% that may reset daily, and matures in February 2020. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion. At December 31, 2019 and 2018, the Bank has additional borrowing capacity from the FHLB of $1.4 billion and $1.3 billion, respectively, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 22—Derivative Instruments and Hedging Activities for additional information.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2019 and 2018:

	2019	2018
Securities sold under agreements to repurchase	$49,638	$34,166
Line of credit	—	—
Total	$49,638	$34,166

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings (continued)

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”). Prior to its maturity on October 10, 2019, the line of credit carried an interest rate at either the London Interbank Offered Rate (“LIBOR”) for the applicable interest period plus 225 basis points or the Prime Rate minus 50 basis points, based on the Company’s election.  On April 30, 2019, the Company drew on the line of credit for $5.7 million and selected the LIBOR plus 225 basis points interest rate option, which was the interest rate option at the time of the draw. The funds were utilized to repay a line of credit assumed as a result of the Oak Park River Forest acquisition. The Company repaid the $5.7 million outstanding balance of the line of credit in full on May 31, 2019.  On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020. The amended revolving line of credit bears interest at either LIBOR plus 195 basis points or Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. As of December 31, 2019 and 2018, the line of credit had no outstanding balance, therefore an interest rate option has not been selected.

The following table presents short-term credit lines available for use, for which the Company did not have an outstanding balance as of December 31, 2019 and 2018:

	2019	2018
Federal Reserve Bank of Chicago discount window line	$547,798	$293,613
Available federal funds lines	115,000	55,000

Note 14—Deposits

The following is a summary of the Company’s deposits as of December 31, 2019 and 2018:

	2019	2018
Non-interest-bearing demand deposits	$1,279,641	$1,192,873
Interest-bearing checking accounts	338,185	296,339
Money market demand accounts	881,387	640,401
Other savings	475,839	476,418
Time deposits (below $250,000)	916,723	911,603
Time deposits ($250,000 and above)	255,802	232,282
Total deposits	$4,147,577	$3,749,916

Time deposits of $250,000 or more included $41.0 million and $50.0 million of brokered deposits at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2020	$1,091,183
2021	60,398
2022	12,324
2023	6,661
2024	1,959
Total	$1,172,525

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15— Junior Subordinated Debentures

At December 31, 2019 and 2018, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2019	Aggregate Principal Amount 2018	Stated Maturity	Contractual Rate at December 31, 2019	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.69%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	3.67%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	46,500
Discount	(9,166)	(9,732)
Total liability, at carrying value	$37,334	$36,768

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (4.69% and 5.58% at December 31, 2019 and 2018, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $71,000 and $84,000 as of December 31, 2019 and 2018, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at December 31, 2019 and 2018), which is in effect until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of December 31, 2019 or 2018.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (3.67% and 4.57% at December 31, 2019 and 2018, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $17,000 and $21,000 as of December 31, 2019 and 2018, respectively.

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

On February 25, 2020 the Company notified the trustee of RidgeStone Capital Trust I of its intent to redeem the debentures, in whole, at par, at the next available interest payment date, which is expected to be on June 30, 2020.  The Company estimates the charge to other non-interest expense to be approximately $112,000 at the time of the redemption.  The Company has received all necessary approvals for this redemption.

Note 16— Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2019, 2018, and 2017. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16— Employee Benefit Plans (continued)

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan was $2.5 million, $2.1 million, and $1.5 million during the years ended December 31, 2019, 2018, and 2017, respectively.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company has issued 35,710 shares in connection with the ESPP, leaving 164,290 available at December 31, 2019. The initial ESPP offering was in the first quarter of 2018.  The Company recognized $190,000 and $66,000 of compensation expense for the years ended December 31, 2019 and 2018, and no compensation expense for the year ended December 31, 2017.

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

The minimum annual rental commitments for operating leases subsequent to December 31, 2019, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2020	$4,560
2021	4,106
2022	2,357
2023	1,358
2024	1,225
Thereafter	2,136
Total	$15,742

The Company’s rental expenses for the years ended December 31, 2019, 2018, and 2017 were $5.8 million, $5.5 million, and $4.6 million, respectively. During the years ended December 31, 2019, 2018, and 2017 the Company received $752,000, $723,000, and $702,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.2 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts. In June 2018, the Company accrued $8.1 million in data processing expense primarily related to contract termination with its core service provider in anticipation of a future system conversion. As of December 31, 2019, there was no remaining contract termination balance.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2019 and 2018:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$55,852	$908,382	$74,099	$928,991
Letters of credit	724	65,514	1,982	34,071
Total	$56,576	$973,896	$76,081	$963,062

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 19.50% and maturities up to 2043. Variable rate loan commitments have interest rates ranging from 2.75% to 10.00% and maturities up to 2048.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2019 and 2018:

		Fair Value Measurements Using
2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,830	$41,830	$—	$—
U.S. Government agencies	164,950	—	164,950	—
Obligations of states, municipalities, and political subdivisions	94,832	—	94,832	—
Mortgage-backed securities; residential
Agency	490,236	—	490,236	—
Non-Agency	109,822	—	109,822	—
Mortgage-backed securities; commercial
Agency	159,701	—	159,701	—
Non-Agency	31,274	—	31,274	—
Corporate securities	49,330	—	49,330	—
Asset-backed securities	44,317	—	44,317	—
Equity and other securities, at fair value
Mutual funds	2,952	2,952	—	—
Equity securities	5,079	—	4,379	700
Servicing assets	19,471	—	—	19,471
Derivative assets	7,960	—	7,960	—
Financial liabilities
Derivative liabilities	8,519	—	8,519	—

		Fair Value Measurements Using
2018	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$52,667	$52,667	$—	$—
U.S. Government agencies	186,498	—	186,498	—
Obligations of states, municipalities, and political subdivisions	60,233	—	60,233	195
Mortgage-backed securities; residential
Agency	272,963	—	272,963	—
Non-Agency	83,621	—	83,621	—
Mortgage-backed securities; commercial
Agency	90,434	—	90,434	—
Non-Agency	30,458	—	30,458	—
Corporate securities	34,173	—	34,173	—
Other securities	6,609	2,844	3,074	691
Servicing assets	19,693	—	—	19,693
Derivative assets	10,740	—	10,740	—
Financial liabilities
Derivative liabilities	4,243	—	4,243	—

The Company has originated, and acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single‑issuer trust preferred securities which are categorized as Level 3 of the fair value hierarchy.  In 2018, these securities were included in other securities.  In 2019, these securities were reclassified as equity securities consistent with recently adopted accounting guidance.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The Company had purchased, and acquired through a business combination, privately-issued municipal securities that are categorized as Level 3. These municipal securities are bonds issued for municipal government entities located in the Chicago metropolitan area and are privately placed, non-rated bonds without Committee on Uniform Security Identification Procedures numbers.  These bonds matured in 2019.

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended
	December 31,
	2019	2018	2019	2018
	Investment Securities		Servicing Assets
Balance, beginning of period	$886	$1,052	$19,693	$21,400
Acquired assets at fair value	—	314	—	—
Additions, net	—	—	6,417	7,562
Maturities	(195)	(494)	—	—
Amortization	—	5	—	—
Change in unrealized gain	—	9	—	—
Change in fair value	9	—	(6,639)	(9,269)
Balance, end of period	$700	$886	$19,471	$19,693

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2019:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	5.1%—6.4%	5.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.9%—24.9%	14.7%	Decrease
		Discount rate	5.6%—32.1%	12.5%	Decrease
		Expected weighted average loan life	0.1—8.9 years	4.3 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of December 31, 2019 and 2018:

		Fair Value Measurements Using
2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$23,782	$—	$—	$23,782
Residential real estate	2,274	—	—	2,274
Construction, land development, and other land	2,644	—	—	2,644
Commercial and industrial	29,351	—	—	29,351
Assets held for sale	15,362	—	—	15,362
Other real estate owned	9,896	—	—	9,896

		Fair Value Measurements Using
2018	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$9,792	$—	$—	$9,792
Residential real estate	2,076	—	—	2,076
Commercial and industrial	17,397	—	—	17,397
Assets held for sale	14,489	—	—	14,489
Other real estate owned	5,314	—	—	5,314

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

	Fair Value	2019		2018
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$48,228	$48,228	$30,190	$30,190
Interest bearing deposits with other banks	2	32,509	32,509	91,670	91,670
Securities held-to-maturity	2	4,412	4,498	99,266	97,739
Other restricted stock	2	22,127	22,127	19,202	19,202
Loans held for sale	3	11,732	12,935	19,827	21,654
Loans and lease receivables, net (less impaired loans at fair value)	3	3,695,674	3,661,724	3,447,160	3,407,652
Accrued interest receivable	3	13,283	13,283	10,863	10,863
Financial liabilities
Non-interest-bearing deposits	2	1,279,641	1,279,641	1,192,873	1,192,873
Interest-bearing deposits	2	2,867,936	2,873,380	2,557,043	2,554,329
Accrued interest payable	2	3,677	3,677	3,484	3,484
Line of credit	2	—	—	—	—
Federal Home Loan Bank advances	2	490,000	490,000	425,000	425,000
Securities sold under repurchase agreement	2	49,638	49,638	34,166	34,166
Junior subordinated debentures	3	37,334	42,881	36,768	42,351

(1)

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans and lease receivables, net (less impaired loans at fair value) as of December 31, 2019 was measured using an exit price notion. The fair value as of December 31, 2018 was measured using an entry price notion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2019, there were 1,169,881 shares available for future grants under the Omnibus Plan.

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

During 2019, the Company granted 189,647 shares of restricted common stock, par value $0.01 per share. Of this total, 111,823 restricted shares will vest ratably over four years on each anniversary of the grant date, 72,570 restricted shares will vest ratably over three years on each anniversary of the grant date, 683 restricted shares will vest on the first anniversary of the grant date, and 4,571 share have vested, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the year ended December 31, 2019:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2019	196,480	$21.66
Granted	210,622	18.68
Vested	(48,491)	21.62
Forfeited	(29,958)	19.73
Ending balance outstanding at December 31, 2019	328,653	$19.94

A total of 48,491 restricted shares vested during the year ended December 31, 2019. The fair value of restricted shares that vested during the year ended December 31, 2019 was $900,000. A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000. No restricted shares vested during the year ended December 31, 2017.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2019	2018	2017
Total share-based compensation - restricted stock	$1,965	$958	$203
Income tax benefit	547	267	83
Unrecognized compensation expense - restricted stock	4,616	3,167	1,227
Weighted-average amortization period remaining	2.6 years	2.9 years	2.8 years

The fair value of the unvested restricted stock awards at December 31, 2019 was $6.4 million.

During February 2020, the Company granted 172,660 shares of restricted common stock, par value $0.01 per share. Of this total, 101,946 restricted shares will vest ratably over four years on each anniversary of the grant date and 38,786 restricted shares will vest ratably over three years on each anniversary of the grant date, all subject to continued employment.

In addition, 31,928 performance-based restricted shares were included in the February 2020 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2022, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

The Company maintained a nonqualified, share-based, stock option plan adopted prior to recapitalization (“MBG Plan”). There were no options granted or exercised under this plan during the year ended December 31, 2017. At the time of the Company’s reincorporation in Delaware, in June 2017, the Board of Directors cancelled the MBG Plan and all the respective outstanding options were cancelled.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,410,075 shares remain outstanding under the BYB Plan as of December 31, 2019.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2019:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	1,598,872	$11.84	$7,713	6.6
Granted	—
Expired	—
Exercised	(127,997)	$14.71	$521
Forfeited	(60,800)	$16.25
Ending balance outstanding at December 31, 2019	1,410,075	$11.38	$11,542	5.4
Exercisable at December 31, 2019	1,390,075	$11.31	$11,475	5.4

Note 19— Share-Based Compensation (continued)

A total of 127,997 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.9 million and related tax benefit was $145,000. A total of 148,748 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $1.7 million and related tax benefit was $449,000. There were no stock options exercised during the year ended December 31, 2017. A total of 17,500 stock options vested during the year ended December 31, 2019.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Total share-based compensation (benefit) - stock options	$(106)	$458	$1,294
Income tax benefit (expense)	(29)	127	521
Unrecognized compensation expense - stock options	7	146	729
Weighted-average amortization period remaining	0.3 years	1.1 years	1.2 years

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2019:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2019	624,383	$11.31	$3,339	5.2
Granted	—
Expired	—
Exercised	(113,214)	11.17	$909
Forfeited	—
Ending balance outstanding at December 31, 2019	511,169	$11.35	$4,204	4.4
Exercisable at December 31, 2019	511,169	$11.35	$4,204	4.4

A total of 113,214 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.3 million and related tax benefit was $253,000. A total of 56,404 stock options were exercised during the year ended December 31, 2018. During the year ended December 31, 2018, proceeds from the exercise of stock options were $601,000 and related tax benefit was $168,000.

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

Note 20— Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2019 and 2018, there were no material loans made to the related parties described above.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2019 and 2018.

Other—As of December 31, 2019 and 2018, there were no receivables outstanding from related parties.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Regulatory Capital Requirements (continued)

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered to be well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	260,809	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$551,079	13.99%	$315,093	8.00%	N/A	N/A
Bank	528,329	13.40%	315,455	8.00%	394,318	10.00%
Tier 1 capital to risk weighted assets:
Company	$523,808	13.30%	$236,320	6.00%	N/A	N/A
Bank	501,058	12.71%	236,591	6.00%	315,455	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$466,870	11.85%	$177,240	4.50%	N/A	N/A
Bank	501,058	12.71%	177,443	4.50%	256,307	6.50%
Tier 1 capital to average assets:
Company	$523,808	11.05%	$189,587	4.00%	N/A	N/A
Bank	501,058	10.56%	189,797	4.00%	237,246	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement at 6.43% and 5.87%, respectively, as of December 31, 2019.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2019 and 2018, the Company received $13.5 million and $2.9 million, respectively, in cash dividends from Byline Bank, primarily used to pay interest on the subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s preferred stock, and other corporate expenses.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018:

	2019			2018
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$—	$—	$—	$250,000	$6,699	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	332,056	7,960	8,507	294,545	4,041	4,237
Other credit derivatives	9,302	—	12	4,424	—	6
Total derivatives	$341,358	$7,960	$8,519	$548,969	$10,740	$4,243

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain FHLB advances had notional amounts totaling $250.0 million as of December 31, 2018. There were no cash flow hedges outstanding at December 31, 2019. The Company assessed the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the changes in fair value of the designated hedged transactions. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date.  As of December 31, 2019, the remaining balance in accumulated other comprehensive income was $366,000, which will be amortized over the original life of the cash flow hedge.

Interest recorded on these swap transactions reduced FHLB interest expense by $1.6 million and $1.3 million during the years ended December 31, 2019 and 2018, respectively, and increased FHLB interest expense by $579,000 during the year ended December 31, 2017, and is reported as a component of interest expense on FHLB advances. At December 31, 2019, the Company estimates $85,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2019 and 2018:

	2019			2018
	Amount of Loss Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$(5,483)	$1,626	$—	$2,960	$1,348	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $332.1 million as of December 31, 2019, with maturities ranging from April 2020 to January 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2019, 2018, and 2017, there were $1.2 million, $1.7 million, and $393,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

These instruments are inherently subject to market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the Company’s risk of loss when the counterparty to a derivative contract fails to perform according to the terms of the agreement. Market and credit risks are managed and monitored as part of the Company’s overall asset-liability management process. The credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s loan underwriting process. The Company’s loan underwriting process also approves the Bank’s swap counterparty used to mirror the borrowers’ swap. The Company has a bilateral agreement with each swap counterparty that provides that fluctuations in derivative values are to be fully collateralized with either cash or securities.

The following table reflects other interest rate derivatives as of December 31, 2019:

Notional amounts	$332,056
Derivative assets fair value	7,960
Derivative liabilities fair value	8,507
Weighted average pay rates	4.63%
Weighted average receive rates	3.94%
Weighted average maturity	6.5 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $9.3 million and $4.4 million as of December 31, 2019 and 2018, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Other interest rate derivatives	$(351)	$(192)	$(44)
Other credit derivatives	67	54	—
Total	$(284)	$(138)	$(44)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2019 and 2018:

	2019		2018
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$7,960	$8,519	$10,740	$4,243
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$7,960	$8,519	$10,740	$4,243
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1)	(1)	(2,823)	(2,823)
Collateral posted	(7,959)	(8,518)	(7,917)	(1,317)
Net credit exposure	$—	$—	$—	$103

As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.5 million.  The Company has posted $8.5 collateral related to these agreements as of December 31, 2019.  If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $8.5 million.  For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 23—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2019	2018
ASSETS
Cash	$13,370	$18,242
Investment in banking subsidiary	769,797	667,236
Other assets	5,824	3,067
Total assets	$788,991	$688,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$—	$—
Junior subordinated debentures issued to capital trusts, net	37,334	36,768
Accrued expenses and other liabilities	1,542	1,105
Stockholders' equity	750,115	650,672
Total liabilities and stockholders' equity	$788,991	$688,545

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2019	2018	2017
INCOME
Dividends from subsidiary	$13,500	$2,900	$2,800
Other noninterest income	—	—	9
Total income	13,500	2,900	2,809
EXPENSES
Interest expense	2,984	2,716	2,782
Other noninterest expense	1,768	3,214	1,804
Total expenses	4,752	5,930	4,586
Income (loss) before provision for income taxes and equity in undistributed income of subsidiary	8,748	(3,030)	(1,777)
Benefit for income taxes	(1,323)	(1,549)	(1,166)
Income (loss) before equity in undistributed income of subsidiary	10,071	(1,481)	(611)
Equity in undistributed income of subsidiary	46,931	42,674	22,306
Net income	$57,002	$41,193	$21,695

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,002	$41,193	$21,695
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(46,931)	(42,674)	(22,306)
Stock-based compensation expense	1,673	1,514	1,497
Accretion of junior subordinated debentures discount	566	624	721
Changes in other assets and other liabilities	(7,916)	(3,291)	(2,893)
Net cash provided by (used in) operating activities	4,394	(2,634)	(1,286)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in acquisition of business	(6,554)	(20,510)	—
Net cash used in investing activities	(6,554)	(20,510)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	5,680	—	—
Repayments of revolving line of credit	(11,335)	—	(20,650)
Dividends paid on preferred stock	(783)	(783)	(11,277)
Cash paid in lieu of fractional shares	—	—	(2)
Proceeds from issuance of common stock, net	3,726	2,543	76,829
Proceeds from issuance of preferred stock	—	—	1,050
Repurchase of preferred stock	—	—	(15,003)
Net cash (used in) provided by financing activities	(2,712)	1,760	30,947
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,872)	(21,384)	29,661
CASH AND CASH EQUIVALENTS, beginning of period	18,242	39,626	9,965
CASH AND CASH EQUIVALENTS, end of period	$13,370	$18,242	$39,626

Note 24—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,921,244, 2,223,255, and 1,783,020 shares of common stock were outstanding as of December 31, 2019, 2018, and 2017, respectively. There were 328,653, 196,480, and 70,798 restricted stock awards outstanding at December 31, 2019, 2018, and 2017, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Earnings per Share (continued)

	Years ended December 31,
	2019	2018	2017
Net income	$57,002	$41,193	$21,695
Less: Dividends on preferred shares	783	783	11,277
Net income available to common stockholders	$56,219	$40,410	$10,418
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,290,486	33,292,619	26,963,517
Incremental shares	695,977	887,135	583,797
Weighted-average common stock outstanding (dilutive)	37,986,463	34,179,754	27,547,314
Basic earnings per common share	$1.51	$1.21	$0.39
Diluted earnings per common share	$1.48	$1.18	$0.38

Note 25—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2019 and 2018 is as follows:

	2019	2018
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,256,500	36,343,239
Shares outstanding	38,256,500	36,343,239

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

For the years ended December 31, 2019 and 2018, the Company declared and paid dividends on the Series B Preferred Stock of $783,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 25—Stockholders’ Equity (continued)

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at December 31, 2019.  The program will be in effect until December 31, 2020 unless terminated earlier.

On December 12, 2019, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on January 7, 2020 to stockholders of record of the Company’s common stock as of December 24, 2019.

Note 26—Selected Quarterly Financial Data (unaudited)

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$61,110	$66,760	$71,029	$65,915
Interest expense	11,025	12,312	13,191	12,001
Net interest income	50,085	54,448	57,838	53,914
Provision for loan and lease losses	3,999	6,391	5,931	4,387
Net interest income after provision for loan and lease losses	46,086	48,057	51,907	49,527
Non-interest income	11,988	14,183	14,806	14,516
Non-interest expense	40,679	43,954	45,448	43,694
Income before provision for income taxes	17,395	18,286	21,265	20,349
Provision for income taxes	4,798	5,075	5,923	4,497
Net income	12,597	13,211	15,342	15,852
Dividends on preferred shares	196	195	196	196
Income available to common stockholders	$12,401	$13,016	$15,146	$15,656
Basic earnings per common share	$0.34	$0.35	$0.40	$0.41
Diluted earnings per common share	$0.34	$0.34	$0.39	$0.41

The Company recorded net income of $13.2 million, or $0.35 per common share, for the second quarter of 2019. The Company’s net interest income before provision for loan and lease losses was $54.4 million. On April 30, 2019, the Company acquired the assets and assumed the liabilities of Oak Park River Forest. Revenue and expenses of the acquired company since the acquisition were included in the Company’s operating results.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited)(continued)

	For the year ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$38,142	$44,841	$61,073	$62,895
Interest expense	4,447	5,785	8,480	9,634
Net interest income	33,695	39,056	52,593	53,261
Provision for loan and lease losses	5,115	3,956	5,842	3,882
Net interest income after provision for loan and lease losses	28,580	35,100	46,751	49,379
Non-interest income	11,123	14,211	10,902	14,290
Non-interest expense	31,614	45,479	37,715	40,088
Income before provision for income taxes	8,089	3,832	19,938	23,581
Provision for income taxes	1,321	1,064	5,402	6,460
Net income	6,768	2,768	14,536	17,121
Dividends on preferred shares	193	198	196	196
Income available to common stockholders	$6,575	$2,570	$14,340	$16,925
Basic earnings per common share	$0.22	$0.08	$0.40	$0.47
Diluted earnings per common share	$0.22	$0.08	$0.39	$0.46

The Company recorded net income of $2.8 million, or $0.08 per common share, for the second quarter of 2018. The Company’s net interest income before provision for loan losses was $39.1 million. On May 31, 2018, the Company acquired the assets and assumed the liabilities of First Evanston. Revenue and expenses of the acquired company since the acquisition were included in the Company’s operating results. Additionally, during the second quarter, the Company incurred $8.1 million in data processing costs related to a termination fee for our core system conversion.

Note 27—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$2,233	$(9,501)	$(7,268)
Other comprehensive income, net of tax	680	1,501	2,181
Balance, December 31, 2017	2,913	(8,000)	(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	1,163	(4,811)	(3,648)
Balance, December 31, 2018	4,763	(14,261)	(9,498)
Cumulative-effect adjustment (ASU 2016-01)	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(5,129)	15,367	10,238
Balance, December 31, 2019	$(366)	$(334)	$(700)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  This Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

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

Changes in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

Stockholder Nominating Procedures:  The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting can be found in the Company’s Registration Statement on Form S-4, as amended (File No.333-222935) filed on February 8, 2018.  There have been no changes to these procedures.

Audit Committee: Information regarding our Audit Committee and Audit Committee Financial Expert is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2019, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	328,653	N/A	1,169,881
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	1,410,075	$11.38	—
First Evanston Option Exchange	511,169	$11.35	—
Total	2,249,897		1,169,881

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

10.6	Fourth Amendment to Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 17, 2019 and incorporated herein by reference)

10.7	Employment Agreement with Lindsay Corby (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 8,2019 and incorporated herein by reference)†

10.9

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.10

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement  (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.11

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.13

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.14

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.15

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q  (File No. 001-38139) filed on August 13, 2018 and incorporated herein by reference)†

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

101

Financial information from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

BYLINE BANCORP, INC.

Date: March 12, 2020	By:	/s/Alberto J. Paracchini
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

Name	Title	Date

/s/ Alberto J. Paracchini	Director, President and Chief Executive Officer (principal executive officer)	March 12, 2020
Alberto J. Paracchini

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2020
Lindsay Corby

/s/ Roberto R. Herencia	Director (Chairman)	March 12, 2020
Roberto R. Herencia

/s/ Phillip R. Cabrera	Director	March 12, 2020
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	March 12, 2020
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	March 12, 2020
Steven P. Kent

/s/ William G. Kistner	Director	March 12, 2020
William G. Kistner

/s/ Antonio del Valle Perochena	Director	March 12, 2020
Antonio del Valle Perochena

/s/ Jaime Ruiz Sacristán	Director	March 12, 2020
Jaime Ruiz Sacristán

/s/ Steven M. Rull	Director	March 12, 2020
Steven M. Rull

/s/ Robert R. Yohanan	Director	March 12, 2020
Robert R. Yohanan