Form 10-Q
period 2020-03-31
BYLINE BANCORP, INC.
filed 2020-05-05
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 38,383,021 shares outstanding as of May 4, 2020

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2020

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Condensed Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (unaudited)	8
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	83
Item 4.	Controls and Procedures	85

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	89

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$45,233	$48,228
Interest bearing deposits with other banks	74,386	32,509
Cash and cash equivalents	119,619	80,737
Equity and other securities, at fair value	7,413	8,031
Securities available-for-sale, at fair value	1,299,483	1,186,292
Securities held-to-maturity, at amortized cost (fair value at March 31, 2020—$4,516, December 31, 2019—$4,498)	4,408	4,412
Restricted stock, at cost	24,197	22,127
Loans held for sale	13,299	11,732
Loans and leases:
Loans and leases	3,860,259	3,785,661
Allowance for loan and lease losses	(41,840)	(31,936)
Net loans and leases	3,818,419	3,753,725
Servicing assets, at fair value	17,800	19,471
Premises and equipment, net	96,446	96,140
Other real estate owned, net	9,273	9,896
Goodwill and other intangible assets, net	178,362	180,255
Bank-owned life insurance	9,898	9,750
Deferred tax assets, net	33,845	38,315
Accrued interest receivable and other assets	102,292	100,926
Total assets	$5,734,754	$5,521,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,290,896	$1,279,641
Interest-bearing deposits	2,947,940	2,867,936
Total deposits	4,238,836	4,147,577
Short-term borrowings	640,647	539,638
Junior subordinated debentures issued to capital trusts, net	37,462	37,334
Accrued interest payable and other liabilities	55,142	47,145
Total liabilities	4,972,087	4,771,694
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	380	379
Additional paid-in capital	582,517	580,965
Retained earnings	160,652	159,033
Accumulated other comprehensive income (loss), net of tax	10,348	(700)
Treasury stock, at cost	(1,668)	—
Total stockholders’ equity	762,667	750,115
Total liabilities and stockholders’ equity	$5,734,754	$5,521,809

	March 31, 2020		December 31, 2019

	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$—	$0.01	$—	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	38,501,507	10,438	38,256,500
Shares outstanding	10,438	38,383,021	10,438	38,256,500
Treasury shares	—	118,486	—	—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$54,158	$54,383
Interest on securities	8,016	6,102
Other interest and dividend income	992	625
Total interest and dividend income	63,166	61,110
INTEREST EXPENSE
Deposits	7,804	8,076
Short-term borrowings	1,897	2,166
Junior subordinated debentures issued to capital trusts	640	783
Total interest expense	10,341	11,025
Net interest income	52,825	50,085
PROVISION FOR LOAN AND LEASE LOSSES	14,455	3,999
Net interest income after provision for loan and lease losses	38,370	46,086
NON-INTEREST INCOME
Fees and service charges on deposits	1,673	1,770
Loan servicing revenue	2,758	2,539
Loan servicing asset revaluation	(3,064)	(1,261)
ATM and interchange fees	1,216	717
Net gains on sales of securities available-for-sale	1,375	—
Change in fair value of equity securities, net	(619)	499
Net gains on sales of loans	4,773	6,233
Wealth management and trust income	669	595
Other non-interest income	392	896
Total non-interest income	9,173	11,988
NON-INTEREST EXPENSE
Salaries and employee benefits	24,666	22,892
Occupancy and equipment expense, net	5,524	4,949
Loan and lease related expenses	1,311	1,577
Legal, audit and other professional fees	2,334	2,066
Data processing	2,665	3,144
Net loss recognized on other real estate owned and other related expenses	519	196
Other intangible assets amortization expense	1,893	1,773
Other non-interest expense	4,615	4,082
Total non-interest expense	43,527	40,679
INCOME BEFORE PROVISION FOR INCOME TAXES	4,016	17,395
PROVISION FOR INCOME TAXES	1,050	4,798
NET INCOME	2,966	12,597
Dividends on preferred shares	196	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,770	$12,401
EARNINGS PER COMMON SHARE
Basic	$0.07	$0.34
Diluted	$0.07	$0.34

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Net income	$2,966	$12,597
Securities available-for-sale
Unrealized holding gains arising during the period	16,665	8,635
Reclassification adjustments for net gains included in net income	(1,375)	—
Tax effect	(4,258)	(2,296)
Net of tax	11,032	6,339
Cash flow hedges
Unrealized holding losses arising during the period	—	(1,817)
Reclassification adjustments for net losses (gains) included in net income	21	(705)
Tax effect	(5)	702
Net of tax	16	(1,820)
Total other comprehensive income	11,048	4,519
Comprehensive income	$14,014	$17,116

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$(9,498)	$—	$650,672
Net income	—	—	—	—	—	12,597	—	—	12,597
Other comprehensive income, net of tax	—	—	—	—	—	—	4,519	—	4,519
Issuance of common stock upon exercise of stock options	—	—	50,662	1	635	—	—	—	636
Restricted stock activity	—	—	(8,500)	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	12,743	—	291	—	—	—	291
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	(1,440)	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Share-based compensation expense	—	—	—	—	230	—	—	—	230
Balance, March 31, 2019	10,438	$10,438	36,398,144	$362	$548,005	$116,363	$(6,419)	$—	$668,749
Net income	—	—	—	—	—	13,211	—	—	13,211
Other comprehensive income, net of tax	—	—	—	—	—	—	5,071	—	5,071
Issuance of common stock upon exercise of stock options	—	—	116,048	1	1,668	—	—	—	1,669
Issuance of common stock due to business combination, net of issuance costs	—	—	1,464,558	15	28,877	—	—	—	28,892
Restricted stock activity	—	—	136,469	—	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Share-based compensation expense	—	—	—	—	278	—	—	—	278
Balance, June 30, 2019	10,438	$10,438	38,115,219	$378	$578,828	$129,379	$(1,348)	$—	$717,675
Net income	—	—	—	—	—	15,342	—	—	15,342
Other comprehensive income, net of tax	—	—	—	—	—	—	2,309	—	2,309
Issuance of common stock upon exercise of stock options	—	—	3,472	—	54	—	—	—	54
Issuance cost in connection with business combination	—	—	—	—	(157)	—	—	—	(157)
Restricted stock activity	—	—	36,350	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	14,085	—	289	—	—	—	289
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Share-based compensation expense	—	—	—	—	550	—	—	—	550
Balance, September 30, 2019	10,438	$10,438	38,169,126	$378	$579,564	$144,525	$961	$—	$735,866
Net income	—	—	—	—	—	15,852	—	—	15,852
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,661)	—	(1,661)
Issuance of common stock upon exercise of stock options	—	—	71,029	—	787	—	—	—	787
Restricted stock activity	—	—	16,345	1	(1)	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,148)	—	—	(1,148)
Share-based compensation expense	—	—	—	—	615	—	—	—	615
Balance, December 31, 2019	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$(700)	$—	$750,115

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020

(UNAUDITED)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$(700)	$—	$750,115
Net income	—	—	—	—	—	2,966	—	—	2,966
Other comprehensive income, net of tax	—	—	—	—	—	—	11,048	—	11,048
Issuance of common stock upon exercise of stock options	—	—	55,402	1	676	—	—	—	677
Restricted stock activity	—	—	174,036	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	15,569	—	268	—	—	—	268
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,151)	—	—	(1,151)
Repurchase of common stock	—	—	(118,486)	—	—	—	—	(1,668)	(1,668)
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Balance, March 31, 2020	10,438	$10,438	38,383,021	$380	$582,517	$160,652	$10,348	$(1,668)	$762,667

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,966	$12,597
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	14,455	3,999
Impairment loss on assets held for sale	715	392
Depreciation and amortization of premises and equipment	1,600	1,590
Change in fair value of equity securities, net	619	(499)
Net amortization of securities	850	600
Net gains on sales of securities available-for-sale	(1,375)	—
Net loss on disposal of premises and equipment	134	—
Net gains on sales of assets held for sale	—	(13)
Net gains on sales of loans	(4,773)	(6,233)
Originations of U.S. government guaranteed loans	(63,256)	(47,157)
Proceeds from U.S. government guaranteed loans sold	53,461	55,421
Accretion of premiums and discounts on acquired loans, net	(3,671)	(5,201)
Net change in servicing assets	1,671	159
Net valuation adjustments on other real estate owned	463	84
Net (gains) losses on sales of other real estate owned	(82)	33
Amortization of intangible assets	1,893	1,773
Amortization of time deposit premium	(19)	(69)
Accretion of junior subordinated debentures discount	128	144
Share-based compensation expense	608	230
Deferred tax provision, net of valuation	207	3,516
Increase in cash surrender value of bank owned life insurance	(148)	(126)
Changes in assets and liabilities:
Accrued interest receivable	878	(1,823)
Other assets	10,514	3,907
Accrued interest payable	(1,552)	906
Other liabilities	9,567	(10,579)
Net cash provided by operating activities	25,853	13,651
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(242,685)	(84,950)
Proceeds from maturities and calls of securities available-for-sale	66,585	15,353
Proceeds from paydowns of securities available-for-sale	33,410	18,766
Proceeds from sales of securities available-for-sale	45,417	—
Purchases of Federal Home Loan Bank stock	(2,070)	(9,630)
Federal Home Loan Bank stock repurchases	—	9,630
Net change in loans and leases	(76,141)	(61,993)
Purchases of premises and equipment	(2,040)	(979)
Proceeds from sales of assets held for sale	—	514
Proceeds from sales of other real estate owned	264	172
Proceeds from bank owned life insurance death benefit	69	—
Net cash used in investing activities	(177,191)	(113,117)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$91,278	$58,669
Proceeds from short-term borrowings	2,836,800	1,620,500
Repayments of short-term borrowings	(2,741,800)	(1,620,500)
Net increase in securities sold under agreements to repurchase	6,009	203
Dividends paid on preferred stock	(196)	(196)
Dividends paid on common stock	(1,148)	—
Proceeds from issuance of common stock upon exercise of stock options	677	636
Proceeds from issuance of common stock	268	291
Repurchases of common stock	(1,668)	—
Net cash provided by financing activities	190,220	59,603
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,882	(39,863)
CASH AND CASH EQUIVALENTS, beginning of period	80,737	121,860
CASH AND CASH EQUIVALENTS, end of period	$119,619	$81,997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,784	$10,044
Cash paid (received) during the period for taxes	$51	$(2,556)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of securities from held-to-maturity to available-for-sale	$—	$94,837
Reclassification of equity and other securities	$—	$6,609
Delayed payments of mortgage-backed securities	$389	$626
Internally financed sale of other real estate owned	$—	$183
Due from counterparties	$33,959	$15,353
Common dividend declared, not paid	$1,162	$—

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

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

Adopted Accounting Pronouncement

Nonrefundable Fees and Other Costs (Subtopic 310‑20)—In March 2017, FASB issued ASU No. 2017‑08, Receivables—Nonrefundable Fees and Other Costs. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium at the earliest call date. Under current GAAP, the Company amortizes the premium as an adjustment of yield over the contractual life of the instrument. As a result, upon exercise of a call on a callable debt security held at a premium, the unamortized premium is charged to earnings. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Given our emerging growth status, the Company adopted these amendments on January 1, 2020 in conjunction with ASU No. 2017-08, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as PBEs. Assuming the Company remains an emerging growth company, the new authoritative guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is in the process of implementation and determining the impact that this ASU will have on the Company’s Consolidated Financial Statements.

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

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022.  The Company is currently evaluating the provisions of ASU No. 2020-04 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

The transaction resulted in goodwill of $20.2 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.3 million for the year ended December 31, 2019, including $18,000 recognized in the three months ended March 31, 2019. Core system conversion expenses were $2.0 million related to the Oak Park River Forest acquisition for the year ended December 31, 2019.  No core system conversion expenses were recognized in the three months ended March 31, 2019. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

The acquisition of Oak Park River Forest was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with this transaction were finalized during the first quarter of 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$10,469
Securities available-for-sale	30,343
Restricted stock	414
Loans	257,423
Premises and equipment	3,488
Other real estate owned	2,201
Other intangible assets	6,220
Bank-owned life insurance	3,485
Deferred tax assets, net	5,925
Other assets	1,231
Total assets acquired	321,199
Liabilities
Deposits	290,171
Line of credit	5,655
Federal Home Loan Bank advances	5,300
Accrued expenses and other liabilities	4,766
Total liabilities assumed	305,892
Net assets acquired	$15,307
Consideration paid
Common stock (1,464,558 shares issued at $20.02 per share)	29,320
Cash paid	6,163
Total consideration paid	35,483
Goodwill	$20,176

The following table presents the acquired non-impaired loans as of the acquisition date:

Fair value	$204,496
Gross contractual amounts receivable	254,755
Estimate of contractual cash flows not expected to be collected(1)	12,987
Estimate of contractual cash flows expected to be collected	241,768

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The discount on the acquired non-impaired loans is being accreted into income over the life of the loans on an effective yield basis.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2019, as if the acquisitions had occurred on January 1, 2019. The pro forma results combine the historical results of Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowings, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the three months ended March 31, 2019.

For the Three Months Ended
March 31,
2019
Total revenues (net interest income and non-interest income)	$68,259
Net income	$13,590
Earnings per share—basic	$0.36
Earnings per share—diluted	$0.35

Revenues and earnings of the acquired company since the acquisition date has not been disclosed as it is not practicable as Oak Park River Forest was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$37,424	$877	$—	$38,301
U.S. Government agencies	132,687	1,024	—	133,711
Obligations of states, municipalities, and political subdivisions	98,321	3,078	(107)	101,292
Residential mortgage-backed securities
Agency	596,664	16,569	(12)	613,221
Non-agency	87,683	385	(959)	87,109
Commercial mortgage-backed securities
Agency	195,255	3,784	(579)	198,460
Non-agency	31,064	—	(521)	30,543
Corporate securities	51,691	655	(1,257)	51,089
Asset-backed securities	50,516	—	(4,759)	45,757
Total	$1,281,305	$26,372	$(8,194)	$1,299,483

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,408	$108	$—	$4,516
Total	$4,408	$108	$—	$4,516

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$41,403	$427	$—	$41,830
U.S. Government agencies	165,162	542	(754)	164,950
Obligations of states, municipalities, and political subdivisions	92,806	2,075	(49)	94,832
Residential mortgage-backed securities
Agency	490,427	2,163	(2,354)	490,236
Non-agency	109,501	593	(272)	109,822
Commercial mortgage-backed securities
Agency	159,650	1,092	(1,041)	159,701
Non-agency	31,144	130	—	31,274
Corporate securities	48,796	571	(37)	49,330
Asset-backed securities	44,515	—	(198)	44,317
Total	$1,183,404	$7,593	$(4,705)	$1,186,292

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,412	$86	$—	$4,498
Total	$4,412	$86	$—	$4,498

The Company did not classify securities as trading during the three months ended March 31, 2020 or during 2019.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Obligations of states, municipalities and political subdivisions	7	$5,951	$(107)	$—	$—	$5,951	$(107)
Residential mortgage-backed securities
Agency	1	564	(12)	—	—	564	(12)
Non-agency	10	52,821	(959)	—	—	52,821	(959)
Commercial mortgage-backed securities
Agency	6	53,000	(579)	—	—	53,000	(579)
Non-agency	5	30,543	(521)	—	—	30,543	(521)
Corporate securities	12	22,426	(1,257)	—	—	22,426	(1,257)
Asset-backed securities	9	39,757	(4,759)	—	—	39,757	(4,759)
Total	50	$205,062	$(8,194)	$—	$—	$205,062	$(8,194)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	8	$49,318	$(662)	$20,283	$(92)	$69,601	$(754)
Obligations of states, municipalities and political subdivisions	7	13,309	(45)	1,419	(4)	14,728	(49)
Residential mortgage-backed securities
Agency	50	132,703	(666)	193,363	(1,688)	326,066	(2,354)
Non-agency	9	36,902	(206)	10,126	(66)	47,028	(272)
Commercial mortgage-backed securities
Agency	13	67,649	(563)	32,678	(478)	100,327	(1,041)
Corporate securities	4	6,103	(37)	—	—	6,103	(37)
Asset-backed securities	8	37,738	(198)	—	—	37,738	(198)
Total	99	$343,722	$(2,377)	$257,869	$(2,328)	$601,591	$(4,705)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 50 securities available-for-sale with unrealized losses at March 31, 2020. There were no securities held-to-maturity with unrealized losses at March 31, 2020. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three months ended March 31, 2020 and 2019 are listed below:

	For the Three Months Ended
	March 31,
	2020	2019
Proceeds	$45,417	$—
Gross gains	1,457	—
Gross losses	82	—

There were $1.4 million in net gains reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2020. There were no gains reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2019.

Securities posted as collateral were $1.1 billion and $552.4 million at March 31, 2020 and December 31, 2019, respectively, of which carrying amounts of $369.7 million and $301.1 million were pledged at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $299.3 million and $240.4 million, respectively, and for customer repurchase agreements of $65.3 million and $55.7 million, respectively. At March 31, 2020 and December 31, 2019, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2020, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$43,747	$44,142
Due from one to five years	65,496	66,370
Due from five to ten years	136,058	137,383
Due after ten years	125,338	122,255
Mortgage-backed securities	910,666	929,333
Total	$1,281,305	$1,299,483
Held-to-maturity
Due in one year or less	$506	$508
Due from one to five years	3,902	4,008
Total	$4,408	$4,516

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2020	2019
Commercial real estate	$1,293,225	$1,275,058
Residential real estate	693,650	711,499
Construction, land development, and other land	278,579	279,403
Commercial and industrial	1,413,090	1,330,418
Installment and other	5,640	6,484
Lease financing receivables	170,734	177,774
Total loans and leases	3,854,918	3,780,636
Net unamortized deferred fees and costs	2,828	2,289
Initial direct costs	2,513	2,736
Allowance for loan and lease losses	(41,840)	(31,936)
Net loans and leases	$3,818,419	$3,753,725

	March 31,	December 31,
	2020	2019
Lease financing receivables
Net minimum lease payments	$185,551	$193,359
Unguaranteed residual values	1,228	1,347
Unearned income	(16,045)	(16,932)
Total lease financing receivables	170,734	177,774
Initial direct costs	2,513	2,736
Lease financial receivables before allowance for lease losses	$173,247	$180,510

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At March 31, 2020 and December 31, 2019, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $122.2 million and $119.8 million, respectively. At March 31, 2020 and December 31, 2019, installment and other loans included overdraft deposits of $447,000 and $852,000, respectively, which were reclassified as loans. At March 31, 2020 and December 31, 2019, loans and loans held for sale pledged as security for borrowings were $1.9 billion and $1.8 billion.

The minimum annual lease payments for lease financing receivables as of March 31, 2020 are summarized as follows:

Minimum Lease Payments
2020	$53,064
2021	58,350
2022	40,743
2023	22,851
2024	9,541
Thereafter	1,002
Total	$185,551

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2020 and December 31, 2019:

March 31, 2020	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$839,244	$127,895	$327,820	$1,294,959
Residential real estate	480,946	94,198	118,853	693,997
Construction, land development, and other land	242,001	5,291	30,484	277,776
Commercial and industrial	1,263,688	15,808	135,063	1,414,559
Installment and other	4,594	236	891	5,721
Lease financing receivables	154,173	—	19,074	173,247
Total loans and leases	$2,984,646	$243,428	$632,185	$3,860,259

December 31, 2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$792,263	$135,914	$348,365	$1,276,542
Residential real estate	483,072	100,223	128,527	711,822
Construction, land development, and other land	235,794	5,373	37,490	278,657
Commercial and industrial	1,160,996	16,909	153,660	1,331,565
Installment and other	5,372	249	944	6,565
Lease financing receivables	158,155	—	22,355	180,510
Total loans and leases	$2,835,652	$258,668	$691,341	$3,785,661

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired impaired loans—As part of the Oak Park River Forest acquisition, the Bank acquired impaired loans in the amount of $52.9 million. Refer to Note 3—Acquisition for additional information regarding the transaction. The following table presents a reconciliation of the undiscounted contractual cash flows, non-accretable difference, accretable yield, and fair value of acquired impaired loans as of the acquisition date of April 30, 2019:

Undiscounted contractual cash flows	$74,092
Undiscounted cash flows not expected to be collected (non-accretable difference)	(11,401)
Undiscounted cash flows expected to be collected	62,691
Accretable yield at acquisition	(9,764)
Estimated fair value of impaired loans acquired at acquisition	$52,927

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $4.3 million and $2.8 million, at March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020		December 31, 2019
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$175,242	$127,895	$189,969	$135,914
Residential real estate	143,257	94,198	151,641	100,223
Construction, land development, and other land	14,214	5,291	14,841	5,373
Commercial and industrial	21,863	15,808	23,330	16,909
Installment and other	968	236	1,099	249
Total acquired impaired loans	$355,544	$243,428	$380,880	$258,668

The following table summarizes the changes in accretable yield for acquired impaired loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$40,009	$37,115
Accretion to interest income	(5,205)	(5,250)
Reclassification from (to) nonaccretable difference, net	2,233	(2,525)
Ending balance	$37,037	$29,340

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million. Refer to Note 3—Acquisition for additional information regarding the transaction.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$335,844	$327,820	$356,787	$348,365
Residential real estate	120,492	118,853	130,412	128,527
Construction, land development, and other land	31,268	30,484	38,416	37,490
Commercial and industrial	139,970	135,063	159,599	153,660
Installment and other	916	891	971	944
Lease financing receivables	20,668	19,074	23,976	22,355
Total acquired non-impaired loans and leases	$649,158	$632,185	$710,161	$691,341

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Loans and leases considered for inclusion in the allowance for loan and lease losses include acquired non-impaired loans and leases, those acquired impaired loans with credit deterioration after acquisition, and originated loans and leases. Although all acquired loans and leases are included in the following table, only those with credit deterioration subsequent to acquisition date are included in the allowance for loan and lease losses.

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2020 and 2019 are as follows:

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
March 31, 2020
Beginning balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provisions	4,422	784	394	8,546	3	306	14,455
Charge-offs	(552)	(5)	—	(3,958)	—	(457)	(4,972)
Recoveries	16	9	—	174	—	222	421
Ending balance	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Ending balance:
Individually evaluated for impairment	$3,634	$92	$—	$9,709	$—	$—	$13,435
Collectively evaluated for impairment	6,115	1,685	915	13,320	53	2,015	24,103
Loans acquired with deteriorated credit quality	2,102	1,001	89	1,110	—	—	4,302
Total allowance for loan and lease losses	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$32,974	$1,960	$2,577	$43,926	$—	$—	$81,437
Collectively evaluated for impairment	1,134,090	597,839	269,908	1,354,825	5,485	173,247	3,535,394
Loans acquired with deteriorated credit quality	127,895	94,198	5,291	15,808	236	—	243,428
Total loans and leases	$1,294,959	$693,997	$277,776	$1,414,559	$5,721	$173,247	$3,860,259

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
March 31, 2019
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	442	218	70	3,032	14	223	3,999
Charge-offs	(1,351)	—	—	(352)	—	(645)	(2,348)
Recoveries	29	1	—	18	—	206	254
Ending balance	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Ending balance:
Individually evaluated for impairment	$1,403	$34	$—	$6,122	$—	$—	$7,559
Collectively evaluated for impairment	4,141	1,516	536	8,200	61	2,247	16,701
Loans acquired with deteriorated credit quality	1,116	420	—	1,308	2	—	2,846
Total allowance for loan and lease losses	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106

March 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$17,354	$2,060	$—	$24,384	$—	$—	$43,798
Collectively evaluated for impairment	1,103,730	590,212	210,548	1,153,471	12,428	189,968	3,260,357
Loans acquired with deteriorated credit quality	141,199	106,764	3,111	11,963	374	—	263,411
Total loans and leases	$1,262,283	$699,036	$213,659	$1,189,818	$12,802	$189,968	$3,567,566

The Company increased the allowance for loan and lease losses by $9.9 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $1.5 million and $111,000 for the three months ended March 31, 2020 and 2019, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $2.7 million and $910,000 for the three months ended March 31, 2020 and 2019, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $5.6 million and $884,000 for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of March 31, 2020 and December 31, 2019, which exclude acquired impaired loans.  For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$20,229	$21,732	$—
Construction, land development, and other land	2,577	2,952	—
Commercial and industrial	11,872	14,690	—
With an allowance recorded
Commercial real estate	12,745	13,725	3,634
Residential real estate	1,960	2,041	92
Commercial and industrial	32,054	34,611	9,709
Total impaired loans	$81,437	$89,751	$13,435

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$16,556	$19,808	$—
Residential real estate	2,165	2,253	—
Construction, land development, and other land	2,644	3,000	—
Commercial and industrial	19,211	20,398	—
With an allowance recorded
Commercial real estate	9,840	10,691	2,614
Residential real estate	233	233	124
Commercial and industrial	18,092	19,285	7,952
Total impaired loans	$68,741	$75,668	$10,690

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the three months ended:

March 31, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$18,728	$277
Residential real estate	1,221	—
Construction, land development, and other land	2,836	20
Commercial and industrial	14,368	105
With an allowance recorded
Commercial real estate	13,177	136
Residential real estate	771	14
Commercial and industrial	24,668	441
Total impaired loans	$75,769	$993

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$7,345	$119
Residential real estate	1,541	13
Commercial and industrial	11,381	126
With an allowance recorded
Commercial real estate	5,186	48
Residential real estate	226	2
Commercial and industrial	11,377	154
Total impaired loans	$37,056	$462

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of March 31, 2020 and December 31, 2019:

March 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$1,005,620	$571,637	$255,821	$1,157,119	$5,190	$169,709	$3,165,096
Watch	103,099	22,410	9,939	154,482	291	5	290,226
Special Mention	24,928	3,619	4,148	42,089	—	1,793	76,577
Substandard	33,417	2,133	2,577	45,061	4	1,542	84,734
Doubtful	—	—	—	—	—	198	198
Loss	—	—	—	—	—	—	—
Total	$1,167,064	$599,799	$272,485	$1,398,751	$5,485	$173,247	$3,616,831

December 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$984,881	$584,363	$247,775	$1,087,856	$6,013	$177,696	$3,088,584
Watch	99,803	21,856	18,181	159,282	302	8	299,432
Special Mention	27,484	3,648	4,684	26,944	—	1,799	64,559
Substandard	28,460	1,732	2,644	40,574	1	728	74,139
Doubtful	—	—	—	—	—	279	279
Loss	—	—	—	—	—	—	—
Total	$1,140,628	$611,599	$273,284	$1,314,656	$6,316	$180,510	$3,526,993

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at March 31, 2020 and December 31, 2019:

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$23,857	$2,834	$—	$16,096	$42,787	$1,124,277	$1,167,064
Residential real estate	4,925	121	—	1,783	6,829	592,970	599,799
Construction, land development, and other land	1,297	—	—	2,577	3,874	268,611	272,485
Commercial and industrial	23,401	310	—	27,256	50,967	1,347,784	1,398,751
Installment and other	279	—	—	4	283	5,202	5,485
Lease financing receivables	1,523	492	—	1,247	3,262	169,985	173,247
Total	$55,282	$3,757	$—	$48,963	$108,002	$3,508,829	$3,616,831

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$14,269	$5,153	$—	$12,274	$31,696	$1,108,932	$1,140,628
Residential real estate	3,187	460	—	1,371	5,018	606,581	611,599
Construction, land development, and other land	—	4,460	—	—	4,460	268,824	273,284
Commercial and industrial	7,789	3,594	—	22,151	33,534	1,281,122	1,314,656
Installment and other	133	2	—	1	136	6,180	6,316
Lease financing receivables	585	532	—	475	1,592	178,918	180,510
Total	$25,963	$14,201	$—	$36,272	$76,436	$3,450,557	$3,526,993

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of March 31, 2020 and December 31, 2019:

March 31, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,418	$1,418	$—	$94
Commercial and industrial	2	126	126	—	89
Residential real estate	2	181	181	—	—
Total accruing	9	1,725	1,725	—	183
Non-accruing:
Commercial real estate	7	4,232	4,055	177	1,064
Commercial and industrial	11	9,914	7,965	1,949	2,482
Residential real estate	1	97	97	—	—
Total non-accruing	19	14,243	12,117	2,126	3,546
Total troubled debt restructurings	28	$15,968	$13,842	$2,126	$3,729

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,451	$1,451	$—	$223
Commercial and industrial	2	129	129	—	118
Residential real estate	2	191	191	—	—
Total accruing	9	1,771	1,771	—	341
Non-accruing:
Commercial real estate	6	2,777	2,600	177	513
Commercial and industrial	11	8,048	6,096	1,952	1,312
Residential real estate	1	104	104	—	—
Total non-accruing	18	10,929	8,800	2,129	1,825
Total troubled debt restructurings	27	$12,700	$10,571	$2,129	$2,166

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at March 31, 2020 and December 31, 2019.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2020 and 2019 were:

	Three Months Ended
	March 31,
	2020	2019
Accruing:
Beginning balance	$1,771	$1,813
Additions	—	113
Net payments	(46)	(5)
Net transfers from (to) non-accrual	—	—
Ending balance	1,725	1,921
Non-accruing:
Beginning balance	8,800	7,314
Additions	4,258	246
Net payments	(941)	89
Charge-offs	—	(530)
Net transfers from (to) accrual	—	—
Ending balance	12,117	7,119
Total troubled debt restructurings	$13,842	$9,040

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, the reserve for unfunded commitments was $1.4 million and $1.2 million, respectively. During the three months ended March 31, 2020, the provision for unfunded commitments was $198,000. During the three months ended March 31, 2019, the credit to provision for unfunded commitments was $156,000. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$19,471	$19,693
Additions, net	1,393	1,102
Changes in fair value	(3,064)	(1,261)
Ending balance	$17,800	$19,534

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Loan portfolios serviced for:
SBA guaranteed loans	$1,240,319	$1,231,959
USDA guaranteed loans	124,396	119,047
Total	$1,364,715	$1,351,006

Loan servicing revenue totaled $2.8 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in downward valuations of $3.1 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums contribute to the change in fair value of servicing rights while prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$9,896	$5,041
Net additions to OREO	22	26
Proceeds from sales of OREO	(264)	(355)
Gains (losses) on sales of OREO	82	(33)
Valuation adjustments	(463)	(84)
Ending balance	$9,273	$4,595

At March 31, 2020 and December 31, 2019, the balance of real estate owned included $1.5 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2.0 million and $2.1 million, respectively.

There were no internally financed sales of OREO for the three months ended March 31, 2020. Proceeds from internally financed sales of OREO were $183,000 for the three months ended March 31, 2019.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059
Amortization	—	(1,826)	(67)	—	(1,706)	(67)
Ending balance	$148,353	$27,285	$2,724	$128,177	$28,654	$2,992
Accumulated amortization	N/A	$28,181	$492	N/A	$20,592	$224
Weighted average remaining amortization period	N/A	6.3 Years	10.2 Years	N/A	6.6 Years	11.2 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. Please refer to Note 3—Acquisition for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2020:

Estimated Amortization
2020	$5,678
2021	6,998
2022	6,426
2023	4,370
2024	2,286
Thereafter	4,251
Total	$30,009

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2020 and 2019 was 26.1% and 27.6%, respectively. The Company recorded discrete income tax benefit of $69,000 and $47,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2020 and 2019, respectively.

Net deferred tax assets decreased to $33.8 million at March 31, 2020 compared to $38.3 million at December 31, 2019. The net decrease in the total net deferred tax assets recorded as of March 31, 2020 was a result of an increase in unrealized gains on available-for-sale securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Non-interest-bearing demand deposits	$1,290,896	$1,279,641
Interest-bearing checking accounts	355,678	338,185
Money market demand accounts	1,104,276	881,387
Other savings	486,131	475,839
Time deposits (below $250,000)	800,759	916,723
Time deposits ($250,000 and above)	201,096	255,802
Total deposits	$4,238,836	$4,147,577

Time deposits of $250,000 or more included $21.0 million and $41.0 million of brokered deposits at March 31, 2020 and December 31, 2019, respectively.

Note 12—Short-Term Borrowings

The following is a summary of the Company’s short-term borrowings as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Federal Reserve Bank discount window borrowing	$250,000	$—
Federal Home Loan Bank advances	335,000	490,000
Securities sold under agreements to repurchase	55,647	49,638
Line of credit	—	—
Total	$640,647	$539,638

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System.  As of March 31, 2020, the Federal Reserve Bank discount window borrowing was $250.0 million with an interest rate of 0.25% and matured on April 21, 2020.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of December 31, 2019.  The Company pledges loans as collateral for the Federal Reserve Bank discount window borrowing.  Refer to Note 5—Loan and Lease Receivables for additional discussion.

At March 31, 2020, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $335.0 million with interest rates ranging from 0.30% to 1.74% and maturities ranging from April 2020 to May 2020. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance is reduced to $5.0 million, the line of credit will be converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, the Company repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from its initial public offering (“IPO”).  On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.  As part of liquidity planning, on March 19, 2020, the Company drew $15.0 million on the line of credit and elected the Prime Rate minus 75 basis point rate option at the time of draw.  The amount was repaid on March 20, 2020. At March 31, 2020 and December 31, 2019, the line of credit had no outstanding balance.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 17—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Available federal funds lines (1)	$115,000	$115,000
Federal Reserve Bank discount window line	346,688	547,798
Federal Home Loan Bank line	1,574,929	1,390,698

(1)	The Company did not have an outstanding balance on its federal funds lines as of March 31, 2020 and December 31, 2019.

On April 21, 2020, Byline Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the U.S. Small Business Administration 7(a) Paycheck Protection Program (“PPP”), to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  PPP loans pledged as collateral will be valued at an amount equal to the principal amount of the PPP loan outstanding at the time the PPP loan is pledged.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank and shall carry an interest rate of thirty-five basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance.  The Bank has not advanced funds under the PPPLF.

Note 13—Junior Subordinated Debentures

At March 31, 2020 and December 31, 2019, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2020	Aggregate Principal Amount December 31, 2019	Stated Maturity	Contractual Rate at March 31, 2020	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.63%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	1,500	1,500	June 30, 2033	6.38%	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	2.52%	Three-month LIBOR + 1.78%
Total liability, at par	46,500	46,500
Discount	(9,038)	(9,166)
Total liability, at carrying value	$37,462	$37,334

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (3.63% and 4.69% at March 31, 2020 and December 31, 2019, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $55,000 and $71,000 as of March 31, 2020 and December 31, 2019, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at March 31, 2020 and December 31, 2019), which is in effect

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

until June 30, 2023 and updated every five years. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of March 31, 2020 or December 31, 2019.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (2.52% and 3.67% at March 31, 2020 and December 31, 2019, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $12,000 and $17,000 as of March 31, 2020 and December 31, 2019, respectively.

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

On February 25, 2020 the Company notified the trustee of RidgeStone Capital Trust I of its intent to redeem the debentures, in whole, at par, at the next available interest payment date, which is expected to be on June 30, 2020.  The Company estimates the charge to other non-interest expense for the remaining discount to be approximately $112,000 at the time of the redemption.  The Company has received all necessary approvals for this redemption.

Note 14—Commitments and Contingent Liabilities

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

The minimum annual rental commitments for operating leases subsequent to March 31, 2020, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2020	$3,375
2021	4,108
2022	2,357
2023	1,358
2024	1,225
Thereafter	2,137
Total	$14,560

The Company’s rental expenses for the three months ended March 31, 2020 and 2019 were $1.7 million and $1.3 million, respectively. During the three months ended March 31, 2020 and 2019, the Company received $182,000 and $181,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.1 million, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2020 and December 31, 2019:

	March 31 2020			December 31, 2019
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$63,524	$920,694	$984,218	$55,852	$908,382	$964,234
Letters of credit	690	57,650	58,340	724	65,514	66,238
Total	$64,214	$978,344	$1,042,558	$56,576	$973,896	$1,030,472

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 18.0% and maturities up to 2045. Variable rate loan commitments have interest rates ranging from 1.25% to 10.00% and maturities up to 2048.

Note 15—Fair Value Measurement

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
March 31, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$38,301	$38,301	$—	$—
U.S. Government agencies	133,711	—	133,711	—
Obligations of states, municipalities, and political subdivisions	101,292	—	101,292	—
Mortgage-backed securities; residential
Agency	613,221	—	613,221	—
Non-Agency	87,109	—	87,109	—
Mortgage-backed securities; commercial
Agency	198,460	—	198,460	—
Non-Agency	30,543	—	30,543	—
Corporate securities	51,089	—	51,089	—
Asset-backed securities	45,757	—	45,757	—
Equity and other securities, at fair value
Mutual funds	2,979	2,979	—	—
Equity securities	4,434	—	3,754	680
Servicing assets	17,800	—	—	17,800
Derivative assets	19,066	—	19,066	—
Financial liabilities
Derivative liabilities	20,359	—	20,359	—

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,830	$41,830	$—	$—
U.S. Government agencies	164,950	—	164,950	—
Obligations of states, municipalities, and political subdivisions	94,832	—	94,832	—
Mortgage-backed securities; residential
Agency	490,236	—	490,236	—
Non-Agency	109,822	—	109,822	—
Mortgage-backed securities; commercial
Agency	159,701	—	159,701	—
Non-Agency	31,274	—	31,274	—
Corporate securities	49,330	—	49,330	—
Asset-backed securities	44,317	—	44,317	—
Equity and other securities, at fair value
Mutual funds	2,952	2,952	—	—
Equity securities	5,079	—	4,379	700
Servicing assets	19,471	—	—	19,471
Derivative assets	7,960	—	7,960	—
Financial liabilities
Derivative liabilities	8,519	—	8,519	—

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

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2020	2019	2020	2019
	Investment Securities		Servicing Assets
Balance, beginning of period	$700	$886	$19,471	$19,693
Additions, net	—	—	1,393	1,102
Amortization	—	1	—	—
Change in fair value	(20)	3	(3,064)	(1,261)
Balance, end of period	$680	$890	$17,800	$19,534

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2020:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	5.1%—6.4%	5.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	3.0%—23.9%	15.1%	Decrease
		Discount rate	4.7%—21.6%	13.8%	Decrease
		Expected weighted average loan life	0.7—9.0 years	3.8 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
March 31, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$29,340	$—	$—	$29,340
Residential real estate	1,868	—	—	1,868
Construction, land development, and other land	2,577	—	—	2,577
Commercial and industrial	34,217	—	—	34,217
Assets held for sale	14,647	—	—	14,647
Other real estate owned	9,273	—	—	9,273

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$23,782	$—	$—	$23,782
Residential real estate	2,274	—	—	2,274
Construction, land development, and other land	2,644	—	—	2,644
Commercial and industrial	29,351	—	—	29,351
Assets held for sale	15,362	—	—	15,362
Other real estate owned	9,896	—	—	9,896

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

Federal Reserve Bank discount window borrowing—The carrying amount approximates fair value due to maturities of less than ninety days.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2020		2019
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$45,233	$45,233	$48,228	$48,228
Interest bearing deposits with other banks	2	74,386	74,386	32,509	32,509
Securities held-to-maturity	2	4,408	4,516	4,412	4,498
Other restricted stock	2	24,197	24,197	22,127	22,127
Loans held for sale	3	13,299	13,580	11,732	12,935
Loans and lease receivables, net (less impaired loans at fair value	3	3,750,417	3,653,649	3,695,674	3,661,724
Accrued interest receivable	3	13,064	13,064	13,283	13,283
Financial liabilities
Non-interest-bearing deposits	2	1,290,896	1,290,896	1,279,641	1,279,641
Interest-bearing deposits	2	2,947,940	2,951,430	2,867,936	2,873,380
Accrued interest payable	2	2,104	2,104	3,677	3,677
Federal Reserve Bank discount window borrowing	2	250,000	250,000	—	—
Federal Home Loan Bank advances	2	335,000	335,000	490,000	490,000
Securities sold under repurchase agreement	2	55,647	55,647	49,638	49,638
Junior subordinated debentures	3	37,462	41,469	37,334	42,881

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	373,266	19,066	20,335	332,056	7,960	8,507
Other credit derivatives	9,086	—	24	9,302	—	12
Total derivatives	$382,352	$19,066	$20,359	$341,358	$7,960	$8,519

Interest rate swaps designated as cash flow hedges—There were no cash flow hedges outstanding at March 31, 2020 and December 31, 2019. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges of interest payments associated with certain FHLB advances, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date. As of March 31, 2020, the remaining balance in accumulated other comprehensive income was $350,000, which is being amortized over the original life of the cash flow hedge. At March 31, 2020, the Company estimates $85,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2020			March 31, 2019
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$—	$(21)	$—	$(1,817)	$705	$—

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

Other interest rate derivatives— The Company also enters into derivative transactions through products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. These transactions allow the Company's borrowers to effectively convert a variable rate loan into a fixed rate loan. The total combined notional amount was $373.3 million as of March 31, 2020 with maturities ranging from April 2020 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2020 and 2019, there were $506,000 and $325,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of March 31, 2020:

Notional amounts	$373,266
Derivative assets fair value	19,066
Derivative liabilities fair value	20,335
Weighted average pay rates	4.47%
Weighted average receive rates	3.76%
Weighted average maturity	6.4 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $9.1 million and $9.3 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Other interest rate derivatives	$(723)	$(151)
Other credit derivatives	(12)	(1)
Total	$(735)	$(152)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2020		December 31, 2019
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$19,066	$20,359	$7,960	$8,519
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$19,066	$20,359	$7,960	$8,519
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	—	—	(1)	(1)
Collateral posted	(19,066)	(19,700)	(7,959)	(8,518)
Net credit exposure	$—	$659	$—	$—

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.4 million.  The Company has posted $19.7 collateral related to these agreements as of March 31, 2020.  If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $20.4 million.  For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2020, there were 995,845 shares available for future grants under the Omnibus Plan.

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

During February 2020, the Company granted 174,179 shares of restricted common stock, par value $0.01 per share. Of this total, 103,465 restricted shares will vest ratably over four years on each anniversary of the grant date and 38,786 restricted shares will vest ratably over three years on each anniversary of the grant date, all subject to continued employment.

In addition, 31,928 performance-based restricted shares were included in the February 2020 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2022, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date

The following table discloses the changes in restricted shares for the three months ended March 31, 2020:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2020	328,653	$19.94
Granted	174,179	17.52
Vested	—	0.00
Forfeited	(143)	17.50
Ending balance outstanding at March 31, 2020	502,689	$19.10

No restricted shares vested during the three months ended March 31, 2020. A total of 48,491 restricted shares vested during the year ended December 31, 2019. The fair value of restricted shares that vested during the year ended December 31, 2019 was $900,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total share-based compensation - restricted stock	$600	$353
Income tax benefit	167	98
Unrecognized compensation expense	7,064	2,675
Weighted-average amortization period remaining	2.9 years	2.7 years

The fair value of the unvested restricted stock awards at March 31, 2020 was $5.2 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,390,579 shares remain outstanding under the BYB Plan at March 31, 2020.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2020:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	1,410,075	$11.38	$11,542	5.4
Exercised	(19,496)	13.00	$139
Expired	—
Ending balance outstanding at March 31, 2020	1,390,579	$11.36	$—	5.2
Exercisable at March 31, 2020	1,390,579	$11.36	$—	5.2

A total of 19,496 stock options were exercised during the three months ended March 31, 2020. During the three months ended March 31, 2020, proceeds from the exercise of stock options were $253,000 and related tax benefit was $39,000. A total of 127,997 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.9 million and related tax benefit was $145,000. A total of 20,000 stock options vested during the three months ended March 31, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total share-based compensation - stock options	$7	$33
Income tax benefit	2	9
Unrecognized compensation expense - stock options	—	113
Weighted-average amortization period remaining	0.0 years	0.8 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2020:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	511,169	$11.35	$4,204	4.4
Exercised	(35,906)	$11.80	$295
Expired	—
Ending balance outstanding at March 31, 2020	475,263	$11.31	$—	4.1
Exercisable at March 31, 2020	475,263	$11.31	$—	4.1

A total of 35,906 stock options were exercised during the three months ended March 31, 2020. During the three months ended March 31, 2020, proceeds from the exercise of stock options were $424,000 and related tax benefit was $82,000. A total of 113,214 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.3 million and related tax benefit was $253,000.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,865,842 and 2,172,593 shares of common stock were outstanding as of March 31, 2020 and 2019, respectively. There were 502,689 and 181,846 restricted stock awards outstanding at March 31, 2020 and 2019, respectively.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net income	$2,966	$12,597
Less: Dividends on preferred shares	196	196
Net income available to common stockholders	$2,770	$12,401
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,943,333	36,169,477
Incremental shares	720,325	707,097
Weighted-average common stock outstanding (dilutive)	38,663,658	36,876,574
Basic earnings per common share	$0.07	$0.34
Diluted earnings per common share	$0.07	$0.34

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,501,507	38,256,500
Shares outstanding	38,383,021	38,256,500
Treasury shares	118,486	—

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

For the three months ended March 31, 2020 and 2019, the Company declared and paid dividends on the Series B preferred stock of $196,000.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at March 31, 2020.  The program will be in effect until December 31, 2020 unless terminated earlier.  The program was paused in March 2020.

The Company repurchased 118,486 shares at a cost of $1.7 million under this program in the first quarter of 2020.  Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock.  Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On March 13, 2020, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on April 7, 2020 to stockholders of record of the Company’s common stock as of March 24, 2020.  No cash dividends were declared to common stockholders during the first quarter of 2019.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Adoption of ASU 2016-01	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(1,820)	6,339	4,519
Balance, March 31, 2019	$2,943	$(9,362)	$(6,419)

Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	16	11,032	11,048
Balance, March 31, 2020	$(350)	$10,698	$10,348

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fourth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended December 31, 2019. Additionally, we provide trust and wealth management services to our customers. As of March 31, 2020, we had consolidated total assets of $5.7 billion, total gross loans and leases outstanding of $3.9 billion, total deposits of $4.2 billion, and total stockholders’ equity of $762.7 million.

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

Strategic Branch Consolidation

We continually perform strategic reviews of our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff. Since our recapitalization, which occurred in June 2013, our branch network has been reduced from 88 to 57, including eight branches added through the acquisition of First Evanston Bancorp, Inc. (“First Evanston”) and its subsidiary bank, First Bank & Trust in 2018 and three branches added through the Oak Park River Forest acquisition in 2019. During 2018 and 2019, we consolidated seven branches and two other facilities within our current network that had a minimal impact on our customer service levels, convenience, and business development capabilities. Additionally, during the first quarter of 2020, we consolidated another three branches and repurposed one with minimal customer impact, service levels, and overall convenience. These activities resulted in a one-time charge of approximately $437,000. We expect to generate $1.3 million in annual cost savings as a result of this consolidation, a portion of which we will seek to reinvest back into the business.

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

Response to COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic has caused health and economic concerns in the United States and globally.  In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin.  The impacts associated with the COVID-19 pandemic continue to have destabilizing and negative effects on global, national, and local economic and business activity.  In response to this economic disruption, federal and state governments have recently enacted laws intending to stimulate the economy during this time.  President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”) on March 26, 2020, which, among other things, initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). The PPP loans have a two-year term and bear an interest rate of 1.0%.  On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 27, 2020 the Federal government funded an additional $310.0 billion to the PPP.  As a preferred SBA lender, we assisted our customers in participating in both the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic.  We were able to provide our customers with access to the PPP, and through April 29, 2020, we registered over 1,400 loans totaling $372.7 million during phase one and registered over 2,150 loans representing $343.7 million during phase two, with an average loan balance of approximately $200,000.  The Company expects to receive fee income from the Federal government, based on an estimated weighted average fee of 3.3% of the principal amount of the PPP loans, or approximately $23.5 million, subject to final registrations and funding of the PPP loans.  This fee income is deferred over the life of the PPP loan and before costs incurred by the Company, including technology costs for loan application and processing and loan servicing costs.

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic.  Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) December 31, 2020.  Through April 29, 2020, we approved approximately $395.7 million in COVID-19 related payment deferrals, or 10.3% of loans and leases at March 31, 2020, primarily relating to our commercial banking customers. We expect payment deferral requests from borrowers to continue throughout the COVID-19 pandemic, and possibly beyond. We have also assisted our customers’ cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits.

As part of the CARES Act, the SBA is required to pay six months of principal, interest and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020.  The payments to be made by the SBA are not deferments. These payments will be forgiven, and borrowers will not be expected to make these payments at a later date.

In addition, we initiated a series of measures to ensure the safety of employees, customers, and communities, to support customer needs, and to limit operational disruptions.  We maximized social distancing protocols by augmenting business hours and the locations of employee teams.  All of our non-retail employees have the ability to work from home and have done so during this time since mid-March 2020.  We have temporarily closed 19 branches, converted 25 branches to drive-thru only locations, and kept 16 full service branches with lobby hours by appointment.  We continue to proactively engage with our customers to assist them through these uncertain times.

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

These critical accounting policies and estimates include (i) acquisition‑related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including other-than-temporary-impairment losses, (vi) the valuation of real estate held for sale, and (vii) the valuation of or recognition of deferred tax assets and liabilities.  An increase was made to the provision for loan and lease losses as a result of increases in qualitative factors relative to the COVID-19 pandemic.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, that we filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.

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

Originated Loans and Leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. The new loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of non-refundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the new loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding. Additionally, once an acquired non-impaired loan reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

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

Acquired non‑impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non‑impaired loans and originated loans of $100,000 or greater with an internal risk rating of substandard or below and on non-accrual, as well as loans classified as troubled debt restructurings (“TDR”), are reviewed individually for impairment on a quarterly basis.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  Section 4013 of the CARES Act temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic. Modifications within the scope of this relief include arrangements that defer or delay payments of principal or interest and extend until the earlier of the following: 1) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) December 31, 2020.

Goodwill and Other Intangible Assets

Goodwill.  Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in connection with our recapitalization and acquisitions using the acquisition method of accounting. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We have selected November 30 as the date to perform the annual goodwill impairment test. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. Given recent events involving the declaration of federal and state emergencies as a result of the COVID-19 pandemic, we evaluated goodwill and determined goodwill is not impaired as of March 31, 2020.

The ongoing impact of the COVID-19 pandemic may cause an additional and sustained decline in our common stock price, which may require added qualitative and quantitative analysis and may result in an impairment charge being recorded in a future period. If we should conclude that all or a portion of our goodwill is impaired, we would record a non-cash charge to earnings for the amount of such impairment. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020, we had goodwill of $148.4 million, or approximately 19.5% of equity.

Servicing Assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2020, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2020, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of Real Estate Held for Sale

Other Real Estate Owned (“OREO”).  OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments, included within non-interest expense. Operating expenses of such properties, net of related income, are included in non‑interest expense, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2020, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Results of Operations

Overview

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses, and other miscellaneous operating costs.

Selected Financial Data

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2020	2019
Summary of Operations
Net interest income	$52,825	$50,085
Provision for loan and lease losses	14,455	3,999
Non-interest income	9,173	11,988
Non-interest expense	43,527	40,679
Income before provision for income taxes	4,016	17,395
Provision for income taxes	1,050	4,798
Net income	2,966	12,597
Dividends on preferred shares	196	196
Income available to common stockholders	$2,770	$12,401
Common Share Data
Basic earnings per common share	$0.07	$0.34
Diluted earnings per common share	$0.07	$0.34
Adjusted diluted earnings per share(1)(3)	$0.09	$0.38
Weighted-average common shares outstanding (basic)	37,943,333	36,169,477
Weighted-average common shares outstanding (diluted)	38,663,658	36,876,574
Common shares outstanding	38,383,021	36,398,144
Cash dividends per common share	$0.03	N/A
Dividend payout ratio on common stock	42.86%	N/A
Tangible book value per common share(1)	$14.95	$13.70
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.17%	4.43%
Average cost of deposits	0.75%	0.87%
Efficiency ratio(2)	67.16%	62.68%
Adjusted efficiency ratio(1)(2)(3)	66.00%	59.55%
Non-interest expense to average assets	3.15%	3.32%
Adjusted non-interest expense to average assets(1)(3)	3.09%	3.17%
Return on average stockholders' equity	1.56%	7.75%
Adjusted return on average stockholders' equity(1)(3)	1.83%	8.61%
Return on average assets	0.21%	1.03%
Adjusted return on average assets(1)(3)	0.25%	1.14%
Non-interest income to total revenues(1)	14.79%	19.31%
Pre-tax pre-provision return on average assets(1)	1.33%	1.75%
Adjusted pre-tax pre-provision return on average assets(1)	1.39%	1.91%
Return on average tangible common stockholders' equity(1)	2.89%	11.37%
Adjusted return on average tangible common stockholders' equity(1)(3)	3.25%	12.54%
Non-interest-bearing deposits to total deposits	30.45%	30.54%
Loans and leases held for sale and loans and leases held for investment to total deposits	91.38%	93.69%
Deposits to total liabilities	85.25%	87.73%
Deposits per branch	$74,366	$65,664
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	1.31%	0.85%
ALLL to total loans and leases held for investment, net before ALLL	1.08%	0.76%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.48%	0.24%
Acquisition accounting adjustments(4)	$25,889	$29,341
Capital Ratios
Common equity to total assets	13.12%	13.14%
Tangible common equity to tangible assets(1)	10.33%	10.28%
Leverage ratio	11.18%	11.27%
Common equity tier 1 capital ratio	12.24%	12.14%
Tier 1 capital ratio	13.52%	13.57%
Total capital ratio	14.50%	14.28%

(1)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining net unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

Our results for the first quarter 2020 were impacted by additional provision for loan and lease losses, leading to an increase in the allowance for loan and lease losses to reflect the weakening economic conditions, disruption in the market for government guaranteed loans due to the COVID-19 pandemic, and a fair value decrease of our servicing asset despite a significant slowdown in prepayment speeds.

We reported consolidated net income of $3.0 million for the three months ended March 31, 2020 compared to net income of $12.6 million for the three months ended March 31, 2019, a decrease of $9.6 million. The decrease in net income was primarily attributable to a $10.5 million increase in provision for loan and lease losses, a $2.8 million decrease in non-interest income, and a $2.8 million increase in non-interest expense, partly offset by a $3.7 decrease in provision for income taxes and $2.7 million increase in net interest income.

The increase in net interest income during the three months ended March 31, 2020 was mainly a result of loan and lease growth, purchases of mortgage-backed securities, lower average cost of funds, partly offset by decreased average yields on loans and leases. The increase in provision for loan and lease losses reflects the growth in our loan portfolio, the migration of the acquired portfolio into the originated portfolio, increased impairments, and increases to our general reserves, including allocations to address the uncertainty of the COVID-19 pandemic. The decrease in non-interest income was principally driven by an increase in the loan servicing asset revaluation, a decrease in net gains on sale of loans, and a decrease in the fair value of equity securities, partly offset by an increase in net gains on sales of available-for-sale securities. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits and an increase in occupancy and equipment expense due to organizational growth and a result of the Oak Park River Forest acquisition in the second quarter of 2019. The decrease in provision for income taxes was mainly driven by a decrease in net income before provision for income taxes during the period.

Net income available to common stockholders was $2.8 million, or $0.07 per basic and $0.07 per diluted common share, for the three months ended March 31, 2020 compared to $12.4 million, or $0.34 per basic and diluted common share, for the three months ended March 31, 2019. Dividends on preferred shares were $196,000 for the three months ended March 31, 2020 and 2019.

Our annualized return on average assets was 0.21% for the three months ended March 31, 2020 compared to 1.03% for the three months ended March 31, 2019. Our annualized return on average stockholders’ equity was 1.56% for the three months ended March 31, 2020 compared to 7.75% for the three months ended March 31, 2019. Our efficiency ratio was 67.16% for the three months ended March 31, 2020 compared to 62.68% for the three months ended March 31, 2019.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2020, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 6.3% of our total loan portfolio compared to 6.8% at December 31, 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$38,934	$157	1.63%	$66,765	$301	1.83%
Loans and leases(1)	3,799,213	54,158	5.73%	3,533,973	54,383	6.24%
Taxable securities	1,175,120	8,316	2.85%	926,129	6,083	2.66%
Tax-exempt securities(2)	84,679	535	2.54%	55,198	343	2.52%
Total interest-earning assets	$5,097,946	$63,166	4.98%	$4,582,065	$61,110	5.41%
Allowance for loan and lease losses	(33,664)			(25,354)
All other assets	501,670			406,995
TOTAL ASSETS	$5,565,952			$4,963,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$338,905	$260	0.31%	$293,049	$413	0.57%
Money market accounts	962,205	2,214	0.93%	613,001	1,460	0.97%
Savings	480,270	61	0.05%	471,206	138	0.12%
Time deposits	1,113,596	5,269	1.90%	1,195,417	6,065	2.06%
Total interest-bearing deposits	2,894,976	7,804	1.08%	2,572,673	8,076	1.27%
Short-term borrowings	521,108	1,897	1.46%	433,372	2,166	1.88%
Junior subordinated debentures issued to capital trusts	37,385	640	6.88%	71,280	783	8.62%
Total borrowings	558,493	2,537	1.83%	504,652	2,949	2.37%
Total interest-bearing liabilities	$3,453,469	$10,341	1.20%	$3,077,325	$11,025	1.45%
Non-interest-bearing demand deposits	1,298,800			1,185,981
Other liabilities	48,256			41,244
Total stockholders’ equity	765,427			659,156
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,565,952			$4,963,706
Net interest spread(3)			3.78%			3.96%
Net interest income		$52,825			$50,085
Net interest margin(4)			4.17%			4.43%

Net loan accretion impact on margin		$3,671	0.29%		$5,201	0.46%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

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

	Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(110)	$(34)	$(144)
Loans and leases(1)	4,256	(4,481)	(225)
Taxable securities	1,796	437	2,233
Tax-exempt securities	189	3	192
Total interest income	$6,131	$(4,075)	$2,056
Interest expense
Deposits
Interest checking	$36	$(189)	$(153)
Money market accounts	815	(61)	754
Savings	5	(82)	(77)
Time deposits	(321)	(475)	(796)
Total interest-bearing deposits	535	(807)	(272)
Short-term borrowings	220	(489)	(269)
Junior subordinated debentures issued to capital trusts	16	(159)	(143)
Total borrowings	236	(648)	(412)
Total interest expense	$771	$(1,455)	$(684)
Net interest income	$5,360	$(2,620)	$2,740

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2020 was $52.8 million compared to $50.1 million during the same period in 2019, an increase of $2.7 million, or 5.5%. Interest income increased $2.1 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily a result of loan and lease growth through origination and acquisition and purchases of mortgage-backed securities, partly offset by decreased average yields on loans and leases as market interest rates decreased from a year ago. Interest expense decreased by $684,000 for the three months ended March 31, 2020 compared to the same period in 2019 mostly due to decreases in the average rates paid on deposits and borrowings as well as an improvement deposit mix.

Through April 29, 2020, we registered over 3,500 PPP loans totaling $716.7 million with an average loan balance of approximately $200,000.  The Company expects to receive fee income from the Federal government, based on an estimated weighted average fee of 3.3% of the principal amount of the PPP loans, or approximately $23.5 million, subject to final registrations and funding of the PPP loans.  This fee income is deferred over the life of the PPP loan and will be included in interest and fees on loans.

The net interest margin for the three months ended March 31, 2020 was 4.17%, a decrease of 26 basis points compared to 4.43% for the three months ended March 31, 2019. The primary driver of the decrease for the three month period was a decrease in average loan and lease yields resulting from decreased loan accretion and market interest rates, partly offset by a lower cost of funds. Net loan accretion income was $3.7 million for the three months ended March 31, 2020, compared to $5.2 million for the three months ended March 31, 2019. Total net loan accretion on acquired loans contributed 29 basis points to the net interest margin for the three months ended March 31, 2020 compared to 46 basis points for the three months ended March 31, 2019. Projected accretion income as of March 31, 2020 is summarized as follows:

Estimated Projected Accretion(1)(2)
2020	$6,598
2021	7,745
2022	3,793
2023	1,625
2024	984
Thereafter	2,482
Total	$23,227
(1)	Estimated projected accretion excludes interest income on ASC 310-310
(2)

Projections are updated quarterly, assume no prepayments, and are subject to change, including the Company’s expected adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Provisions for loan and lease losses were $14.5 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $10.5 million, or 261.5%. The increase reflects the growth in our loan portfolio, particularly the unguaranteed portion of U.S. government guaranteed loans, the migration of the acquired portfolio into the originated portfolio, increased impairments, and increases to our general reserves, including allocations of $6.3 million to address the impact of the COVID-19 pandemic. The ALLL as a percentage of loans and leases increased from 0.84% at December 31, 2019 to 1.08% at March 31, 2020.

Non-Interest Income

Non-interest income was $9.2 million for the three months ended March 31, 2020 compared to $12.0 million for the three months ended March 31, 2019, a decrease of $2.8 million, or 23.5%. The decrease was primarily due to an increase in the loan servicing asset revaluation, a decrease in net gains on sale of loans, and a decrease in the fair value of equity securities, partly offset by an increase in net gains on sales of available-for-sale securities.

	For the Three Months Ended March 31,
	2020	2019
Fees and service charges on deposits	$1,673	$1,770
Loan servicing revenue	2,758	2,539
Loan servicing asset revaluation	(3,064)	(1,261)
ATM and interchange fees	1,216	717
Net gain on sales of securities available-for-sale	1,375	—
Change in fair value of equity securities, net	(619)	499
Net gains on sales of loans	4,773	6,233
Wealth management and trust income	669	595
Other non-interest income	392	896
Total non-interest income	$9,173	$11,988

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.7 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019, a decrease of $97,000, or 5.5%. The variance was principally attributable to a decrease in fee income from business accounts.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2020 compared to $2.5 million for the three months ended March 31, 2019, an increase of $219,000 or 8.6%. The increase was mainly driven by an increase in total loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the periods. At March 31, 2020 and 2019, the outstanding balance of guaranteed loans serviced was $1.4 billion and $1.3 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $3.1 million for the three months ended March 31, 2020 compared to $1.3 million for the three months ended March 31, 2019, an increase of $1.8 million, or 143.0%, due an increase in discount rate, principally driven by lower secondary market premiums as a result of a market slowdown due to the impact of the COVID-19 pandemic.

ATM and interchange fees were $1.2 million for the three months ended March 31, 2020 compared to $717,000 for the three months ended March 31, 2019, an increase of $499,000, or 69.6%. The increase was mainly driven by higher interchange income as a result of a $500,000 signing bonus for a new payment processing merchant.

Net gains on sales of securities were $1.4 million during the three months ended March 31, 2020. There were no security sales during the three months ended March 31, 2019. We sold $45.4 million of securities during the three months ended March 31, 2020.

Change in fair value of equity securities, net, was a $619,000 decrease and a $499,000 increase in fair value for the three months ended March 31, 2020 and 2019, respectively. The amount recorded during the periods is a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $4.8 million for the three months ended March 31, 2020 compared to $6.2 million for the three months ended March 31, 2019, a decrease of $1.5 million or 23.4%. We sold $61.0 million of U.S. government guaranteed loans during the three months ended March 31, 2020 compared to $66.2 million during the three months ended March 31, 2019. The decrease in net gains on sales was mainly driven by decreased volume of sales during the first quarter of 2020.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $669,000 for the three months ended March 31, 2020 compared to $595,000 for the three months ended March 31, 2019. Assets under management were $522.2 million and $602.0 million as of March 31, 2020 and 2019, respectively. The increase was mostly driven by market conditions.

Other non-interest income was $392,000 for the three months ended March 31, 2020 compared to $896,000 for the three months ended March 31, 2019, a decrease of $504,000 or 56.3%. The primary driver of the decrease was an unfavorable swap credit valuation adjustment.

Non-Interest Expense

Non-interest expense was $43.5 million for the three months ended March 31, 2020 compared to $40.7 million for the three months ended March 31, 2019, an increase of $2.8 million, or 7.0%. The increase was primarily due to increases in salaries and employee benefits and in occupancy and equipment expense.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Salaries and employee benefits	$24,666	$22,892
Occupancy and equipment expense, net	5,524	4,949
Loan and lease related expenses	1,311	1,577
Legal, audit and other professional fees	2,334	2,066
Data processing	2,665	3,144
Net loss recognized on other real estate owned and other related expenses	519	196
Other intangible assets amortization expense	1,893	1,773
Other non-interest expense	4,615	4,082
Total non-interest expense	$43,527	$40,679

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $24.7 million for the three months ended March 31, 2020 compared to $22.9 million for the three months ended March 31, 2019, an increase of $1.8 million, or 7.7%. The increase was due to resulting from organizational growth, increased employer costs related to benefits, and the Oak Park River Forest acquisition in the second quarter of 2019.

Occupancy and equipment expense was $5.5 million for the three months ended March 31, 2020 compared to $4.9 million for the three months ended March 31, 2019, an increase of $575,000, or 11.6%. The increase was a result of our additional branches resulting from the bank acquisition in the second quarter of 2019.  The increase was also a result of increased investment in equipment and technology assets.

Loan and lease related expenses were $1.3 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019, a decrease of $266,000, or 16.9%. The decrease was principally driven by lower collection expense and higher loan expense reimbursements from borrowers.

Legal, audit, and other professional fees were $2.3 million for the three months ended March 31, 2020 compared to $2.1 million for the three months ended March 31, 2019, an increase of $268,000, or 13.0%. The increase was mostly driven by higher legal fees related to loans and other real estate owned and higher fees related to audit, audit-related, and tax services.

Data processing expense was $2.7 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019, a decrease of $479,000, or 15.2%. The decrease was mainly due to lower outside services expense.

Net loss recognized on other real estate owned and other related expenses was $519,000 for the three months ended March 31, 2020 compared to a net loss of $196,000 for the three months ended March 31, 2019, an increase in expense of $323,000, or 164.8%. This variance was primarily attributed to increased impairments other real estate owned.

Other intangible assets amortization expense was $1.9 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019, an increase of $120,000, or 6.8%. The increase was attributed to additional core deposit intangible asset amortization resulting from the Oak Park River Forest acquisition.

Other non-interest expense was $4.6 million for the three months ended March 31, 2020 compared to $4.1 million for the three months ended March 31, 2019, an increase of $533,000 or 13.1%. The increase was mostly due to a $354,000 increase in provision for unfunded commitments and a $322,000 increase in impairments on assets held for sale.

Our efficiency ratio was 67.16% for the three months ended March 31, 2020 compared to 62.68% for the three months ended March 31, 2019. The change in our efficiency ratio for the three months ended March 31, 2020 is mostly attributable to increased non-interest expense and decrease non-interest income, partially offset by the increase in our net interest income. Our adjusted efficiency ratio was 66.00% for the three months ended March 31, 2020, compared to 59.55% for the three months ended March 31, 2019. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2020 totaled $1.0 million compared to $4.8 million for the three months ended March 31, 2019. The decrease in income tax expense was principally due to decreased income before provision for income taxes during the period. Our effective tax rate was 26.1% for the three months ended March 31, 2020 and 27.6% for the three months ended March 31, 2019.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $212.9 million, or 3.9%, to $5.7 billion at March 31, 2020 compared to $5.5 billion at December 31, 2019. The increase in total assets includes an increase of $74.6 million, or 2.0%, in loans and leases from $3.8 billion at December 31, 2019 to $3.9 billion at March 31, 2020. Our originated loan and lease portfolio increased by $137.2 million and our acquired loan and lease portfolio decreased by $62.6 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $200.4 million, or 4.2%, to $5.0 billion at March 31, 2020 compared to $4.8 billion at December 31, 2019. Total deposits increased by $91.3 million, or 2.2%, driven by growth in money market demand deposits, partly offset by a decrease in time deposits.  Borrowings increased by $101.1 million, or 17.5%, as a result of the Company testing liquidity resources.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2020 or December 31, 2019. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $113.2 million, or 9.5%, from $1.2 million at December 31, 2019 to $1.3 billion at March 31, 2020. The increase was mainly attributed to securities purchases of mortgage-backed securities.

At March 31, 2020, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $4.4 million at March 31, 2020 and December 31, 2019.

The fair value of our equity and other securities portfolio was $7.4 million at March 31, 2020 compared to $8.0 million at December 31, 2019.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of March 31, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$37,424	$38,301	$41,403	$41,830
U.S. Government agencies	132,687	133,711	165,162	164,950
Obligations of states, municipalities, and political subdivisions	98,321	101,292	92,806	94,832
Residential mortgage-backed securities
Agency	596,664	613,221	490,427	490,236
Non-agency	87,683	87,109	109,501	109,822
Commercial mortgage-backed securities
Agency	195,255	198,460	159,650	159,701
Non-agency	31,064	30,543	31,144	31,274
Corporate securities	51,691	51,089	48,796	49,330
Asset-backed securities	50,516	45,757	44,515	44,317
Total	$1,281,305	$1,299,483	$1,183,404	$1,186,292

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,408	$4,516	$4,412	$4,498
Total	$4,408	$4,516	$4,412	$4,498

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2020, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 50 investment securities with unrealized losses at March 31, 2020. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$23,974	2.51%	$13,450	2.62%	$—	0.00%	$—	0.00%
U.S. government agencies	4,990	2.59%	17,836	1.79%	64,940	2.43%	44,921	2.81%
Obligations of states, municipalities, and political subdivisions	7,275	2.23%	27,381	2.39%	27,764	2.73%	35,901	2.78%
Residential mortgage-backed securities
Agency	—	0.00%	6,480	2.69%	35,196	1.63%	554,988	1.98%
Non-agency	—	0.00%	—	0.00%	—	0.00%	87,683	2.68%
Commercial mortgage-backed securities
Agency	—	0.00%	7,433	3.35%	3,042	1.78%	184,780	2.39%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,064	2.60%
Corporate securities	7,508	3.14%	6,829	3.15%	37,354	3.95%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	6,000	2.73%	44,516	3.09%
Total	$43,747	2.58%	$79,409	2.48%	$174,296	2.64%	$983,853	2.26%

	Maturity as of March 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$506	1.50%	$3,902	2.62%	$—	0.00%	$—	0.00%
Total	$506	1.50%	$3,902	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$17,975	2.54%	$23,428	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	19,940	2.27%	38,739	1.97%	74,614	2.69%	31,869	2.85%
Obligations of states, municipalities, and political subdivisions	5,851	2.13%	27,556	2.39%	30,476	2.91%	28,923	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,562	1.92%	38,609	1.98%	449,256	2.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	109,501	3.14%
Commercial mortgage-backed securities
Agency	—	0.00%	7,410	3.35%	3,047	1.97%	149,193	2.62%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,144	2.60%
Corporate securities	7,525	2.96%	9,348	3.26%	31,923	4.00%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	—	0.00%	44,515	3.36%
Total	$51,291	2.45%	$109,043	2.40%	$178,669	2.80%	$844,401	2.67%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $76.9 million at March 31, 2020, an increase of $6.6 million from December 31, 2019.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2020 or December 31, 2019.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2020 and December 31, 2019, we held $24.2 million and $22.1 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2020 and December 31, 2019.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2020 and December 31, 2019 were $3.9 billion and $3.8 billion, respectively, an increase of $74.6 million, or 2.0%. Originated loans were $3.0 billion at March 31, 2020, an increase of $149.0 million, or 5.3%, compared to $2.8 billion at December 31, 2019. Acquired impaired loans and acquired non-

impaired loans and leases were $875.6 million at March 31, 2020, a decrease of $74.4 million, or 7.8%, compared to $950.0 million at December 31, 2019.The increase in our originated portfolio was primarily attributed to organic loan and lease growth and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations.  The Company's commercial and commercial real estate exposure to industries as of March 31, 2020 represents the following percentages of the portfolio:  29.7% real estate, 14.1% manufacturing, 10.9% consumer, 6.7% wholesale trade, 6.3% retail trade, 5.1% accommodation and food service, 5.1% finance and insurance, and all other industries individually represent less than 5% of the portfolio.  As of March 31, 2020, the loan portfolio includes $419.6 million of unguaranteed 7(a) SBA and USDA loan with exposure to the following top three industries:  15.9% manufacturing, 15.2% retail trade, and 14.1% food services.  The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$839,244	21.7%	$792,263	20.9%
Residential real estate	480,946	12.5%	483,072	12.8%
Construction, land development, and other land	242,001	6.3%	235,794	6.2%
Commercial and industrial	1,263,688	32.7%	1,160,996	30.7%
Installment and other	4,594	0.1%	5,372	0.1%
Leasing financing receivables	154,173	4.0%	158,155	4.2%
Total originated loans and leases	$2,984,646	77.3%	$2,835,652	74.9%
Acquired impaired loans
Commercial real estate	$127,895	3.3%	$135,914	3.6%
Residential real estate	94,198	2.5%	100,223	2.7%
Construction, land development, and other land	5,291	0.1%	5,373	0.1%
Commercial and industrial	15,808	0.4%	16,909	0.4%
Installment and other	236	0.0%	249	0.0%
Total acquired impaired loans	$243,428	6.3%	$258,668	6.8%
Acquired non-impaired loans and leases
Commercial real estate	$327,820	8.5%	$348,365	9.2%
Residential real estate	118,853	3.1%	128,527	3.4%
Construction, land development, and other land	30,484	0.8%	37,490	1.0%
Commercial and industrial	135,063	3.5%	153,660	4.1%
Installment and other	891	0.0%	944	0.0%
Leasing financing receivables	19,074	0.5%	22,355	0.6%
Total acquired non-impaired loans and leases	$632,185	16.4%	$691,341	18.3%
Total loans and leases	$3,860,259	100.0%	$3,785,661	100.0%
Allowance for loan and lease losses	(41,840)		(31,936)
Total loans and leases, net of allowance for loan and lease losses	$3,818,419		$3,753,725

Loans collateralized by real estate comprised 58.7% and 59.8% of the loan and lease portfolio at March 31, 2020 and December 31, 2019, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2020 and December 31, 2019 and totaled $1.3 billion, or 57.1%, of real estate loans and 33.5% of the total loan and lease portfolio at March 31, 2020. At December 31, 2019, commercial real estate loans totaled $1.3 billion and comprised 56.3% of real estate loans and 33.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $135.9 million as of December 31, 2019 to $127.9 million as of March 31, 2020, or 5.9%. At March 31, 2020 and December 31, 2019, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 302.0% and 308.1%, respectively. Non-owner occupied commercial real estate loans were $472.3 million and $459.9 million, or 76.8% and 76.3% of total capital, at March 31, 2020 and December 31, 2019, respectively.

Residential real estate loans totaled $694.0 million at March 31, 2020 compared to $711.8 million at December 31, 2019, a decrease of $17.8 million, or 2.5%. The residential real estate loan portfolio comprised 30.6% and 31.4% of real estate loans as of March 31, 2020 and December 31, 2019, respectively, and 18.0% and 18.8% of total loans and leases at March 31, 2020 and December 31, 2019, respectively. Acquired impaired residential real estate loans decreased from $100.2 million at December 31, 2019 to $94.2 million at March 31, 2020, or 6.0%.

Construction, land development, and other land loans totaled $277.8 million at March 31, 2020 compared to $278.7 million at December 31, 2019, an increase of $881,000, or 0.3%. The construction, land development and other land loan portfolio comprised 12.3% and 12.3% of real estate loans at March 31, 2020 and December 31, 2019, respectively, and 7.2% and 7.3% of the total loan and lease portfolio at March 31, 2020 and December 31, 2019, respectively.

Commercial and industrial loans totaled $1.4 billion and $1.3 billion at March 31, 2020 and December 31, 2019, respectively, an increase of $83.0 million or 6.2%. The commercial and industrial loan portfolio comprised 36.6% and 35.2% of the total loan and lease portfolio at March 31, 2020 and December 31, 2019, respectively.

Lease financing receivables comprised 4.5% and 4.8% of the loan and lease portfolio at March 31, 2020 and December 31, 2019, respectively. Total lease financing receivables were $173.2 million and $180.5 million at March 31, 2020 and December 31, 2019, respectively, a decrease of $7.3 million, or 4.0%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, the Company began offering relief through payment deferrals during the first quarter of 2020.  Through April 29, 2020, we approved approximately $395.7 million in payment deferrals, or 10.3% of loans and leases at March 31, 2020, including $311.4 million in our commercial and industrial and commercial real estate portfolios, $39.1 million in our lease financing receivables portfolio, $27.4 million in our government guaranteed portfolio and $17.8 million in consumer loans.

We have identified certain industries that we believe have shown early impact as a result of the COVID-19 pandemic.  As of March 31, 2020 these industries represent approximately 10.3% of our loan and lease portfolio and include restaurants and food services loans of $125.2 million, accommodation loans of $57.4 million, amusement and recreation loans of $54.6 million, nursing and senior residential care loans of $47.9 million, truck transportation loans of $41.4 million, faith-based and not-for-profit loans of $42.9 million, performing arts and spectator sports loans of $10.0 million, and air transportation loans of $2.0 million.  Through April 29, 2020, we have approved approximately $76.0 million of payment deferrals on loans in these select industries.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2020 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$39,417	$42,496	$333,704	$138,363	$85,192	$200,072	$839,244
Residential real estate	22,559	34,773	89,715	57,163	193,564	83,172	480,946
Construction, land development, and other land	2,301	45,680	25,465	157,384	1,065	10,106	242,001
Commercial and industrial	20,430	310,424	118,403	420,693	120,320	273,418	1,263,688
Installment and other	443	2,425	1,364	48	314	—	4,594
Leasing financing receivables	6,080	—	139,771	—	8,322	—	154,173
Total originated loans and leases	$91,230	$435,798	$708,422	$773,651	$408,777	$566,768	$2,984,646
Acquired impaired loans
Commercial real estate	$35,709	$4,988	$74,176	$4,662	$3,882	$4,478	$127,895
Residential real estate	25,379	2,601	42,077	1,959	17,567	4,615	94,198
Construction, land development, and other land	2,670	792	758	1,071	—	—	5,291
Commercial and industrial	1,704	7,238	4,620	105	1,741	400	15,808
Installment and other	—	—	51	—	185	—	236
Total acquired impaired loans	$65,462	$15,619	$121,682	$7,797	$23,375	$9,493	$243,428
Acquired non-impaired loans and leases
Commercial real estate	$43,215	$916	$156,595	$20,324	$24,783	$81,987	$327,820
Residential real estate	10,382	11,311	36,501	44,024	4,865	11,770	118,853
Construction, land development, and other land	60	3,748	3,125	17,045	6,506	—	30,484
Commercial and industrial	9,284	10,397	46,937	30,687	5,340	32,418	135,063
Installment and other	191	54	550	96	—	—	891
Leasing financing receivables	1,882	—	16,747	—	445	—	19,074
Total acquired non-impaired loans and leases	$65,014	$26,426	$260,455	$112,176	$41,939	$126,175	$632,185
Total loans and leases	$221,706	$477,843	$1,090,559	$893,624	$474,091	$702,436	$3,860,259

At March 31, 2020, 46.3% of the loan and lease portfolio bears interest at fixed rates and 53.7% at floating rates. In addition, $413.8 million, or 11.1%, of the loan and lease portfolio has interest rate floors of which $194.2 million were at the interest rate floor as of March 31, 2020.  The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $41.8 million at March 31, 2020 compared to $31.9 million at December 31, 2019, an increase of $9.9 million, or 31.0%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected within originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio as well as commercial loan relationships.  The increase also includes allocations of $6.3 million to address the estimated impact of the COVID-19 pandemic. Economic factors considered in recognizing the additional allocation include: an increase in delinquent loans 30-59 days past due; the anticipated impact that an increased unemployment rate due to sheltering in place could have on borrowers’ ability to repay loans; the potential for a decline in commercial and residential real estate collateral values; and a decrease in expected cash flows in our acquired loan portfolios.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.08% and 0.84% of total loans and leases at March 31, 2020 and December 31, 2019, respectively. The increase was primarily driven by an increase in the general reserve resulting from originated loan and lease growth and an increase in specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provision (release) for acquired impaired loans	1,162	325	63	(34)	—	—	1,516
Provision for acquired non-impaired loans and leases	786	17	8	1,658	1	3	2,473
Provision for originated loans	2,474	442	323	6,922	2	303	10,466
Total provision	$4,422	$784	$394	$8,546	$3	$306	$14,455
Charge-offs for acquired impaired loans	—	—	—	-	—	—	—
Charge-offs for acquired non-impaired loans and leases	(345)	—	—	(128)	—	(157)	(630)
Charge-offs for originated loans and leases	(207)	(5)	—	(3,830)	—	(300)	(4,342)
Total charge-offs	$(552)	$(5)	$—	$(3,958)	$—	$(457)	$(4,972)
Recoveries for acquired impaired loans	3	1	—	6	—	—	10
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	36	36
Recoveries for originated loans and leases	13	8	—	168	—	186	375
Total recoveries	$16	$9	$—	$174	$—	$222	$421
Less: Net charge-offs (recoveries)	536	(4)	—	3,784	—	235	4,551
Acquired impaired loans	2,102	1,001	89	1,110	—	—	4,302
Acquired non-impaired loans and leases	2,365	32	24	4,190	3	222	6,836
Originated loans and leases	7,384	1,745	891	18,839	50	1,793	30,702
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Ending ALLL balance
Acquired impaired loans	$2,102	$1,001	$89	$1,110	$—	$—	$4,302
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,634	92	—	9,709	—	—	13,435
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	6,115	1,685	915	13,320	53	2,015	24,103
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Loans and leases ending balance
Acquired impaired loans	$127,895	$94,198	$5,291	$15,808	$236	$—	$243,428
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	32,974	1,960	2,577	43,926	—	—	81,437
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,134,090	597,839	269,908	1,354,825	5,485	173,247	3,535,394
Total loans and leases at March 31, 2020, gross	$1,294,959	$693,997	$277,776	$1,414,559	$5,721	$173,247	$3,860,259
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.01%	0.00%	0.01%	0.06%
Originated loans and leases	0.02%	0.00%	0.00%	0.39%	0.00%	0.01%	0.42%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.31%	2.44%	0.14%	0.41%	0.01%	0.00%	6.31%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.05%	0.07%	1.14%	0.00%	0.00%	2.11%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.38%	15.49%	6.99%	35.10%	0.14%	4.49%	91.58%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	(130)	53	—	343	—	—	266
Provision (release) for acquired non-impaired loans and leases	361	(103)	(17)	90	—	(159)	172
Provision for originated loans	211	268	87	2,599	14	382	3,561
Total provision	$442	$218	$70	$3,032	$14	$223	$3,999
Charge-offs for acquired impaired loans	—	—	—	(216)	—	—	(216)
Charge-offs for acquired non-impaired loans and leases	(1,351)	—	—	(136)	—	—	(1,487)
Charge-offs for originated loans and leases	—	—	—	—	—	(645)	(645)
Total charge-offs	$(1,351)	$—	$—	$(352)	$—	$(645)	$(2,348)
Recoveries for acquired impaired loans	2	—	—	4	—	—	6
Recoveries for acquired non-impaired loans and leases	27	1	—	20	—	102	150
Recoveries for originated loans and leases	—	—	—	(6)	—	104	98
Total recoveries	$29	$1	$—	$18	$—	$206	$254
Less: Net charge-offs	1,322	(1)	—	334	—	439	2,094
Acquired impaired loans	1,116	420	—	1,254	2	—	2,792
Acquired non-impaired loans and leases	1,452	7	—	3,269	—	347	5,075
Originated loans and leases	4,092	1,543	536	11,107	61	1,900	19,239
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Ending ALLL balance
Acquired impaired loans	$1,116	$420	$—	$1,308	$2	$—	$2,846
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1,403	34	—	6,122	—	—	7,559
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,141	1,516	536	8,200	61	2,247	16,701
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Loans and leases ending balance
Acquired impaired loans	$141,199	$106,764	$3,111	$11,963	$374	$—	$263,411
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	17,354	2,060	—	24,384	-	—	43,798
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,103,730	590,212	210,548	1,153,471	12,428	189,968	3,260,357
Total loans and leases at March 31, 2019, gross	$1,262,283	$699,036	$213,659	$1,189,818	$12,802	$189,968	$3,567,566
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.02%	0.00%	0.00%	0.02%
Acquired non-impaired loans and leases	0.15%	0.00%	0.00%	0.01%	0.00%	0.00%	0.16%
Originated loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.06%	0.06%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.96%	2.99%	0.09%	0.34%	0.01%	0.00%	7.38%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.49%	0.06%	0.00%	0.68%	0.00%	0.00%	1.23%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.94%	16.54%	5.90%	32.33%	0.35%	5.32%	91.39%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2020 and December 31, 2019 totaled $60.0 million and $47.9 million, respectively, an increase of $12.0 million, or 25.1%, due to the increase in non-accrual loans.

Total non-accrual loans and leases increased by $12.7 million, or 35.0%, between December 31, 2019 and March 31, 2020 due to net increases, as follows:  $5.1 million in commercial and industrial loans, $3.8 million in commercial real estate loans, and $2.6 million in construction, land development and other land loans. The U.S. government guaranteed portion of non-performing loans totaled $5.0 million at March 31, 2020 and $4.2 million at December 31, 2019.

Total OREO decreased from $9.9 million at December 31, 2019 to $9.3 million at March 31, 2020. The $623,000 decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due increased from $40.2 million at December 31, 2019 to $59.0 million at March 31, 2020. This represents an increase of $18.9 million, or 47.0%, and can be attributed to increases in commercial real estate and commercial and industrial loans, primarily in the 30-59 days past due category. See Note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$48,964	$36,272
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	1,725	1,771
Total non-performing loans and leases	50,689	38,043
Other real estate owned	9,273	9,896
Total non-performing assets	$59,962	$47,939
Total non-performing loans and leases as a percentage of total loans and leases	1.31%	1.00%
Total non-performing assets as a percentage of total assets	1.05%	0.87%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	82.54%	83.95%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,957	$4,232
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans guaranteed	$4,957	$4,232
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	1.18%	0.89%
Total non-performing assets not guaranteed as a percentage of total assets	0.96%	0.79%

(1)	Includes $12.1 million and $8.8 million of non-accrual restructured loans at March 31, 2020 and December 31, 2019.
(2)	For the three months ended March 31, 2020, $760,000 in interest income would have been recorded had non-accrual loans been current.
(3)	For the three months ended March 31, 2020, $128,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Deposits

Our loan and lease growth is funded primarily through core deposits.  We gather deposits primarily through each of our 56 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile, and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at March 31, 2020 were $4.2 billion, representing an increase of $91.3 million, or 2.2%, compared to $4.1 billion at December 31, 2019. Non-interest-bearing deposits were $1.3 billion, or 30.5% of total deposits, at March 31, 2020, an increase of $11.3 million, or 0.9%, compared to $1.3 billion at December 31, 2019, or 30.9% of total deposits. Core deposits were 86.0% and 83.1% of total deposits at March 31, 2020 and December 31, 2019, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,298,800	0.00%	$1,185,981	0.00%
Interest checking	338,905	0.31%	293,049	0.57%
Money market accounts	962,205	0.93%	613,001	0.97%
Savings	480,270	0.05%	471,206	0.12%
Time deposits (below $100,000)	460,336	1.67%	457,760	1.65%
Time deposits ($100,000 and above)	653,260	2.07%	737,657	2.31%
Total	$4,193,776	0.75%	$3,758,654	0.87%

Our average cost of deposits was 0.75% during the first quarter of 2020 compared to 0.87% during the first quarter of 2019. This decrease was principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. We had $21.0 million and $41.0 million of brokered time deposits at March 31, 2020 and December 31, 2019, respectively. Our loan and lease to deposit ratio was 91.38% at March 31, 2020 compared to 91.56% at December 31, 2019.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At March 31, 2020
Time Deposits
Three months or less	$194,952
Over three months through six months	217,989
Over six months through 12 months	132,568
Over 12 months	48,419
Total	$593,928

Borrowed Funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At March 31, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $1.9 billion subject to the availability of collateral. At March 31, 2020, FHLB advances had maturities ranging from April 2020 to May 2020.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System.  As of March 31, 2020, we had outstanding borrowings under the Federal Reserve Bank discount window of $250.0 million at an interest rate of 0.25% and which matured on April 21, 2020. The Company utilized the discount window to serve as a test and to lower its cost of funds for a period of one month.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of December 31, 2019.  The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 30,
	2020	2019
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$32,967	$—
Maximum outstanding at any month-end period during the year	250,000	—
Balance outstanding at end of period	250,000	—
Weighted average interest rate during period	0.25%	N/A
Weighted average interest rate at end of period	0.25%	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$432,989	$433,372
Maximum outstanding at any month-end period during the year	490,000	500,000
Balance outstanding at end of period	335,000	425,000
Weighted average interest rate during period	1.67%	1.96%
Weighted average interest rate at end of period	0.77%	2.59%
Line of credit:
Average balance outstanding	$165	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	2.50%	N/A
Weighted average interest rate at end of period(1)	N/A	N/A

(1)

We amended the credit agreement, which extended the maturity date to October 2020. The amended line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $6.0 million, from $49.6 million at December 31, 2019 to $55.6 million at March 31, 2020.

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

As of March 31, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $346.7 million from the Federal Reserve Bank (“FRB”). As of March 31, 2020, Byline Bank had open FHLB advances of $335.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.6 billion. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million and $346.7 million available under the Federal Reserve Bank discount window line.

As of December 31, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $547.8 million from the FRB. As of December 31, 2019, Byline Bank had open advances of $490.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $547.8 million available under the Federal Reserve Bank discount window line.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. In April 2017, the revolving line of credit was amended to a non-revolving line of credit as long as the outstanding balance exceeds $5.0 million. When the outstanding balance was reduced to $5.0 million, the line of credit was converted to a revolving line of credit with credit availability up to $5.0 million until maturity. In July 2017, we repaid the outstanding balance, in full, under this line of credit of $16.2 million with proceeds from our initial public offering.  On October 10, 2019, the Company entered into a fourth amendment to the revolving credit agreement, which increased the revolving loan commitment to $15.0 million and extended the maturity of the credit facility to October 9, 2020.  The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. As of March 31, 2020, no balance was outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

On April 21, 2020, Byline Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the U.S. Small Business Administration 7(a) Paycheck Protection Program (“PPP”) under the CARES Act, to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  PPP loans pledged as collateral will be valued at an amount equal to the principal amount of the PPP loan outstanding at the time the PPP loan is pledged.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, will carry an interest rate of 0.35%, and mature on the maturity date of the corresponding PPP loans pledged as collateral.  The Bank has not yet advanced any funds under the PPPLF, but anticipates utilizing the PPPLF for at least a portion of the PPP loans ultimately funded.

Capital Resources

Stockholders’ equity at March 31, 2020 was $762.7 million compared to $750.1 million at December 31, 2019, an increase of $12.6 million, or 1.7%. The increase was primarily driven by the increase in accumulated other comprehensive income reflecting the unrealized gains in our available-for-sale securities portfolio in addition to net income generated during the quarter less dividends declared.

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

As of March 31, 2020, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2020 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$641,540	14.50%	$353,933	8.00%	N/A	N/A
Bank	615,278	13.93%	353,391	8.00%	$441,739	10.00%
Tier 1 capital to risk weighted assets:
Company	$598,342	13.52%	$265,450	6.00%	N/A	N/A
Bank	572,080	12.95%	265,043	6.00%	$353,391	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$541,404	12.24%	$199,087	4.50%	N/A	N/A
Bank	572,080	12.95%	198,782	4.50%	$287,130	6.50%
Tier 1 capital to average assets:
Company	$598,342	11.18%	$214,094	4.00%	N/A	N/A
Bank	572,080	10.70%	213,950	4.00%	$267,437	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	$434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	$347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	$282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	$260,809	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2020.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2020 and year ended December 31, 2019, the Company received $4.0 million and $13.5 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s currently outstanding common stock. Shares repurchased will be available for issuance under the Company’s equity incentive plans and for other general corporate purposes.  The program will be in effect until December 31, 2020, unless terminated earlier.  The Company repurchased 118,486 shares, or approximately $1.7 million, of stock during the first quarter of 2020 under this program, which were recorded as treasury shares on the trade date as a reduction in stockholders’ equity.  This program was paused in March 2020.

On March 13, 2020, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.03 per share for the first quarter of 2020, which totaled $1.2 million. The dividend was paid on April 7, 2020 to stockholders of record on March 24, 2020.

Contractual Obligations

FHLB advances are fully described in Note 12 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report. Operating lease obligations are in place for facilities and land on which banking facilities are located. See Note 14 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report for additional information.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Byline Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties). At March 31, 2020, commercial line of credit usage was $1.3 billion, or 62.8% of available lines, an increase of $116.8 million, compared to $1.2 billion, or 58.7% of available lines at December 31, 2019.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.50% to 18.00% and maturities up to 2043. Variable rate loan commitments have interest rates ranging from 1.25% to 10.00% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2020 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2020
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$—	$—	$—
Other interest rate swaps—pay fixed, receive floating	373,266	19,066	20,335
Other credit derivatives	9,086	—	24

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Net income and earnings per share excluding significant items
Reported Net Income	$2,966	$12,597
Significant items:
Impairment charges on assets held for sale	715	392
Merger-related expense	—	18
Core system conversion expense	—	1,530
Tax benefit on impairment charges and merger-related expenses	(199)	(540)
Adjusted Net Income	$3,482	$13,997
Reported Diluted Earnings per Share	$0.07	$0.34
Significant items:
Impairment charges on assets held for sale	0.02	0.01
Merger-related expense	—	—
Core system conversion expense	—	0.04
Tax benefit on impairment charges and merger-related expenses	—	(0.01)
Adjusted Diluted Earnings per Share	$0.09	$0.38

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Adjusted non-interest expense:
Non-interest expense	$43,527	$40,679
Less significant items:
Impairment charges on assets held for sale	715	392
Merger-related expense	—	18
Core system conversion expense	—	1,530
Adjusted non-interest expense	$42,812	$38,739
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$42,812	$38,739
Less: Amortization of intangible assets	1,893	1,773
Adjusted non-interest expense excluding amortization of intangible assets	$40,919	$36,966
Pre-tax pre-provision net income:
Pre-tax income	$4,016	$17,395
Add: Provision for loan and lease losses	14,455	3,999
Pre-tax pre-provision net income	$18,471	$21,394
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$18,471	$21,394
Impairment charges on assets held for sale	715	392
Merger-related expense	—	18
Core system conversion expense	—	1,530
Adjusted pre-tax pre-provision net income	$19,186	$23,334
Total revenues:
Net interest income	$52,825	$50,085
Add: non-interest income	9,173	11,988
Total revenues	$61,998	$62,073
Tangible common stockholders' equity:
Total stockholders' equity	$762,667	$668,749
Less: Preferred stock	10,438	10,438
Less: Goodwill and other intangibles	178,362	159,823
Tangible common stockholders' equity	$573,867	$498,488
Tangible assets:
Total assets	$5,734,754	$5,009,925
Less: Goodwill and other intangibles	178,362	159,823
Tangible assets	$5,556,392	$4,850,102
Average tangible common stockholders' equity:
Average total stockholders' equity	$765,427	$659,156
Less: Average preferred stock	10,438	10,438
Less: Average goodwill and other intangibles	179,416	160,924
Average tangible common stockholders' equity	$575,573	$487,794
Average tangible assets:
Average total assets	$5,565,952	$4,963,706
Less: Average goodwill and other intangibles	179,416	160,924
Average tangible assets	$5,386,536	$4,802,782
Tangible net income available to common stockholders:
Net income available to common stockholders	$2,770	$12,401
Add: After-tax intangible asset amortization	1,366	1,279
Tangible net income available to common stockholders	$4,136	$13,680
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$4,136	$13,680
Impairment charges on assets held for sale	715	392
Merger-related expense	—	18
Core system conversion expense	—	1,530
Tax benefit on significant items	(199)	(540)
Adjusted tangible net income available to common stockholders	$4,652	$15,080

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2020	2019
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$18,471	$21,394
Average total assets	5,565,952	4,963,706
Pre-tax pre-provision return on average assets	1.33%	1.75%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$19,186	$23,334
Average total assets	5,565,952	4,963,706
Adjusted pre-tax pre-provision return on average assets:	1.39%	1.91%
Non-interest income to total revenues:
Non-interest income	$9,173	$11,988
Total revenues	61,998	62,073
Non-interest income to total revenues	14.79%	19.31%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$42,812	$38,739
Average total assets	5,565,952	4,963,706
Adjusted non-interest expense to average assets	3.09%	3.17%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$40,919	$36,966
Total revenues	61,998	62,073
Adjusted efficiency ratio	66.00%	59.55%
Adjusted return on average assets:
Adjusted net income	$3,482	$13,997
Average total assets	5,565,952	4,963,706
Adjusted return on average assets	0.25%	1.14%
Adjusted return on average stockholders' equity:
Adjusted net income	$3,482	$13,997
Average stockholders' equity	765,427	659,156
Adjusted return on average stockholders' equity	1.83%	8.61%
Tangible common equity to tangible assets:
Tangible common equity	$573,867	$498,488
Tangible assets	5,556,392	4,850,102
Tangible common equity to tangible assets	10.33%	10.28%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$4,136	$13,680
Average tangible common stockholders' equity	575,573	487,794
Return on average tangible common stockholders' equity:	2.89%	11.37%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$4,652	$15,080
Average tangible common stockholders' equity	575,573	487,794
Adjusted return on average tangible common stockholders' equity	3.25%	12.54%
Tangible book value per share:
Tangible common equity	$573,867	$498,488
Common shares outstanding	38,383,021	36,398,144
Tangible book value per share	$14.95	$13.70

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•

the current and potential disruption to and impact on our business, capital, employees, financial condition, liquidity, operations, prospects and results of operations, including a decrease in revenue and an increase in expenses, as well as the trading price of our common stock as a result of the economic and other consequences, including the severity and duration, of the COVID-19 pandemic;

•

uncertainty regarding geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, including as a result of the disruption of global, national, state and local economies associated with the COVID-19 pandemic, as well as federal, state and local government responses thereto, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible goodwill impairment charges;

•

unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan and lease losses or changes in the value of our investments;

•	commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;
•

deterioration in the financial condition of our borrowers resulting in significant increases in our loan and lease losses and provisions for those losses and other related adverse impacts to our results of operations and financial condition, including as a result of the COVID-19 pandemic;

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
•

unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes, including changes in response to the COVID-19 pandemic or otherwise;

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
•

legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the CARES Act and the rules and regulations that may be promulgated thereunder;

•

changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, including as a result of the COVID-19 pandemic, as well as, changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.

We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, negotiable order of withdrawal accounts, savings accounts and money market deposits accounts and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, and other items affecting earnings.

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

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our wholesale borrowing sources and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities and selling residential mortgage loans in the secondary market.

In addition, we manage our interest rate risk under different dynamic scenarios which we believe provides important information for our net interest income projections.  This simulation allows us to monitor and seek to protect earnings in various interest rate cycles.

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of March 31, 2020, we had a notional amount of $373.3 million of interest rate swaps outstanding which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2020 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300, and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then ramp it up by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of March 31, 2020	March 31, 2021	March 31, 2022
Immediate Shifts
+400 basis points	17.9%	25.3%
+300 basis points	13.8%	20.0%
+200 basis points	9.3%	13.8%
+100 basis points	4.6%	6.9%
-100 basis points	(5.2)%	(5.4)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	3.2%
+100 basis points	1.4%
-100 basis points	(0.8)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as noted below, there have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2019 that was filed with the SEC on March 12, 2020:

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

Coronavirus disease 2019 known as COVID-19, which has been identified as a pandemic by the World Health Organization, is causing worldwide health and other concerns as well as significant economic disruption in the United States and globally. In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin. The associated impacts have had, are currently having and may for some time continue to have a destabilizing and negative effect on U.S. and global financial and capital markets as well as cause significant disruption in global, national and local economic and business activity.

Although we have, as a bank, been deemed an essential business and continue to currently operate our business and serve our customers, the ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the pandemic, and governmental, regulatory and private sector actions and responses taken to contain or prevent further spread. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the response and efforts to contain COVID-19 prove to be unsuccessful, any such material adverse effects may be exacerbated.

Due in large part to actions taken by the Federal Reserve to lower interest rates in response to the severe financial market reaction to the COVID-19 outbreak, market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, will adversely affect our net interest income, margins and profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has and is likely to continue to disrupt the business, activities, and operations of our customers, cause a decline in demand for our products and services, including loans and deposits, which may result in a significant decrease in business and could negatively impact our liquidity position, our growth strategy and our ability to make payments under our debt obligations as they become due. Our financial results could also be impacted due to an inability of our customers to meet their loan and lease commitments because of their losses associated with impacts of the virus, and could result in an increased risk of loan and lease delinquencies, defaults, foreclosures, declining collateral values and a general inability of our borrowers to repay their loans and leases. In addition, the financial and other information we receive from and about our customers that we rely on in extending or renewing credit and monitoring our loan portfolio may have changed significantly and no longer be accurate, which could affect our ability to timely and accurately manage our credit risk.  Any or all of these factors could necessitate an increase in our allowance for loan and lease losses, which would negatively impact our earnings and results of operations. Moreover, current and future governmental actions may temporarily require us to conduct business related to foreclosures, repossessions, payments, deferrals and other customer-related transactions differently, which may result in an increase in expenses and a decrease in net income.

Although we have established a detailed plan and action measures related to a possible pandemic scenario, our workforce has been, is, and may continue to be impacted by COVID-19. We are taking precautions to protect the safety and well-being of our employees and customers, including temporary branch and office closures, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our pandemic response plan and the efforts we have taken to adapt our work and business to the current environment has resulted in and will continue to require us to incur increased expenses.

In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Federal and state governments have recently enacted laws intending to stimulate the economy during this time. President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”) on March 26, 2020, which, among other things, initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 27, 2020 the Federal government funded an additional $310.0 billion to the PPP.  As a preferred SBA lender, we assisted our customers in participating in both the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. We understand that these loans are fully guaranteed by the U.S. government and believe the majority of these loans will be forgiven. However, in the event of a loss resulting from a default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding the operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from us. In addition, there can be no assurance that the PPP borrowers will ultimately use the funds appropriately in order to qualify for forgiveness under the program.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted the Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition and results of operations.

Our U.S. government guaranteed lending business may be adversely impacted to the extent additional funding allocated to the PPP limits the amount of traditional loans under the SBA’s Section 7(a) program that may be funded in the near-term.

The language included in the CARES Act had the effect of combining the maximum funding authorization (the maximum dollar amount up to which loans can be made) of the new PPP together with the SBA’s traditional small business lending 7(a) loan program for the period February 15, 2020 to June 30, 2020. While the PPP received appropriations separate from the SBA’s 7(a) loan program appropriation for fiscal 2020, given the cost of administering these loans, the CARES Act appropriation covered more than the authorized commitments for PPP. As a result, funding for Section 7(a) was expected at that time to remain sufficient through June 30, 2020. However, because the dollar amount appropriated for PPP loans in the second round of funding approved by Congress on April 27, 2020, was equal to the requested authorization, funding for the Section 7(a) program will be depleted at the same time the funds allocated to the second round of PPP loans are fully committed, which is generally expected to be in a matter of days after its launch. As a result, the SBA’s 7(a) loan program will simultaneously shut down until July 1, 2020. In this event, the approval of any loans in process and our ability to underwrite new loans under the SBA’s 7(a) loan program in our U.S. government guaranteed lending business would be suspended until July 1, 2020, which could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and the total remaining authorization under the program was 1,131,514 shares as of March 31, 2020.  The program will be in effect until December 31, 2020 unless terminated earlier. The Company determined to pause the program in March.  The following table summarizes the Company’s monthly common stock purchases during the first quarter of 2020:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plan or	Plan or
Period	Purchased	Share	Program	Program
January 1 - January 31	—	$—	-	1,250,000
February 1 - February 29	7,778	17.00	7,778	1,242,222
March 1 - March 31	110,708	13.87	110,708	1,131,514
Total	118,486	14.08	118,486

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(a)

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

Byline Bancorp, Inc.
Date: May 5, 2020	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)