Form 10-Q
period 2020-06-30
BYLINE BANCORP, INC.
filed 2020-08-10
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 001-38139

ne

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 38,411,842 shares outstanding as of August 7, 2020

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2020

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Condensed Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 (unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	4
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)	8
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	93
Item 4.	Controls and Procedures	95

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	98
Item 6.	Exhibits	99

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$51,818	$48,228
Interest bearing deposits with other banks	88,113	32,509
Cash and cash equivalents	139,931	80,737
Equity and other securities, at fair value	8,181	8,031
Securities available-for-sale, at fair value	1,426,871	1,186,292
Securities held-to-maturity, at amortized cost (fair value at June 30, 2020—$4,582, December 31, 2019—$4,498)	4,404	4,412
Restricted stock, at cost	6,232	22,127
Loans held for sale	3,031	11,732
Loans and leases:
Loans and leases	4,391,122	3,785,661
Allowance for loan and lease losses	(51,300)	(31,936)
Net loans and leases	4,339,822	3,753,725
Servicing assets, at fair value	18,351	19,471
Premises and equipment, net	95,546	96,140
Other real estate owned, net	8,652	9,896
Goodwill and other intangible assets, net	176,470	180,255
Bank-owned life insurance	9,896	9,750
Deferred tax assets, net	37,082	38,315
Accrued interest receivable and other assets	119,049	100,926
Total assets	$6,393,518	$5,521,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,768,675	$1,279,641
Interest-bearing deposits	3,189,670	2,867,936
Total deposits	4,958,345	4,147,577
Other borrowings	510,414	539,638
Subordinated notes, net	48,777	—
Junior subordinated debentures issued to capital trusts, net	36,206	37,334
Accrued interest payable and other liabilities	58,841	47,145
Total liabilities	5,612,583	4,771,694
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	381	379
Additional paid-in capital	583,307	580,965
Retained earnings	168,444	159,033
Accumulated other comprehensive income (loss), net of tax	20,033	(700)
Treasury stock, at cost	(1,668)	—
Total stockholders’ equity	780,935	750,115
Total liabilities and stockholders’ equity	$6,393,518	$5,521,809

	June 30, 2020		December 31, 2019
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	38,506,703	10,438	38,256,500
Shares outstanding	10,438	38,388,217	10,438	38,256,500
Treasury shares	—	118,486	—	—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$50,153	$59,524	$104,311	$113,907
Interest on securities	7,530	6,665	15,546	12,767
Other interest and dividend income	222	571	1,214	1,196
Total interest and dividend income	57,905	66,760	121,071	127,870
INTEREST EXPENSE
Deposits	4,246	9,306	12,050	17,382
Other borrowings	476	2,265	2,373	4,431
Subordinated notes and debentures	574	741	1,214	1,524
Total interest expense	5,296	12,312	15,637	23,337
Net interest income	52,609	54,448	105,434	104,533
PROVISION FOR LOAN AND LEASE LOSSES	15,518	6,391	29,973	10,390
Net interest income after provision for loan and lease losses	37,091	48,057	75,461	94,143
NON-INTEREST INCOME
Fees and service charges on deposits	1,455	1,441	3,128	3,211
Loan servicing revenue	2,980	2,630	5,738	5,169
Loan servicing asset revaluation	(711)	(1,223)	(3,775)	(2,484)
ATM and interchange fees	845	945	2,061	1,662
Net gains on sales of securities available-for-sale	—	973	1,375	973
Change in fair value of equity securities, net	766	551	147	1,050
Net gains on sales of loans	6,456	7,472	11,229	13,705
Wealth management and trust income	608	626	1,277	1,221
Other non-interest income	389	768	781	1,664
Total non-interest income	12,788	14,183	21,961	26,171
NON-INTEREST EXPENSE
Salaries and employee benefits	19,405	23,652	44,071	46,544
Occupancy and equipment expense, net	5,359	5,069	10,883	10,018
Loan and lease related expenses	1,260	1,841	2,571	3,418
Legal, audit and other professional fees	2,078	2,981	4,412	5,047
Data processing	2,826	3,849	5,491	6,993
Net loss recognized on other real estate owned and other related expenses	456	252	975	448
Other intangible assets amortization expense	1,892	1,959	3,785	3,732
Other non-interest expense	3,736	4,351	8,351	8,433
Total non-interest expense	37,012	43,954	80,539	84,633
INCOME BEFORE PROVISION FOR INCOME TAXES	12,867	18,286	16,883	35,681
PROVISION FOR INCOME TAXES	3,728	5,075	4,778	9,873
NET INCOME	9,139	13,211	12,105	25,808
Dividends on preferred shares	195	195	391	391
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,944	$13,016	$11,714	$25,417
EARNINGS PER COMMON SHARE
Basic	$0.24	$0.35	$0.31	$0.69
Diluted	$0.24	$0.34	$0.31	$0.68

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$9,139	$13,211	$12,105	$25,808
Securities available-for-sale
Unrealized holding gains arising during the period	13,402	12,328	30,067	20,962
Reclassification adjustments for net gains included in net income	—	(973)	(1,375)	(973)
Tax effect	(3,732)	(3,405)	(7,990)	(5,700)
Net of tax	9,670	7,950	20,702	14,289
Cash flow hedges
Unrealized holding losses arising during the period	—	(3,417)	—	(5,234)
Reclassification adjustments for net losses (gains) included in net income	21	(575)	42	(1,280)
Tax effect	(6)	1,113	(11)	1,815
Net of tax	15	(2,879)	31	(4,699)
Total other comprehensive income	9,685	5,071	20,733	9,590
Comprehensive income	$18,824	$18,282	$32,838	$35,398

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2020

(UNAUDITED)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$(700)	$—	$750,115
Net income	—	—	—	—	—	2,966	—	—	2,966
Other comprehensive income, net of tax	—	—	—	—	—	—	11,048	—	11,048
Issuance of common stock upon exercise of stock options	—	—	55,402	1	676	—	—	—	677
Restricted stock activity	—	—	174,036	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	15,569	—	268	—	—	—	268
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,151)	—	—	(1,151)
Repurchase of common stock	—	—	(118,486)	—	—	—	—	(1,668)	(1,668)
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Balance, March 31, 2020	10,438	$10,438	38,383,021	$380	$582,517	$160,652	$10,348	$(1,668)	$762,667
Net income	—	—	—	—	—	9,139	—	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	—	9,685	—	9,685
Issuance of common stock upon exercise of stock options	—	—	5,196	—	56	—	—	—	56
Restricted stock activity	—	—	—	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,152)	—	—	(1,152)
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	735	—	—	—	735
Balance, June 30, 2020	10,438	$10,438	38,388,217	$381	$583,307	$168,444	$20,033	$(1,668)	$780,935

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,105	$25,808
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	29,973	10,390
Impairment loss on assets held for sale	715	392
Depreciation and amortization of premises and equipment	3,207	3,260
Change in fair value of equity securities, net	(147)	(1,050)
Net amortization of securities	2,772	1,191
Net gains on sales of securities available-for-sale	(1,375)	(973)
Net loss on disposal of premises and equipment	172	—
Net gains on sales of assets held for sale	—	(13)
Net gains on sales of loans	(11,229)	(13,705)
Originations of U.S. government guaranteed loans	(133,322)	(140,780)
Proceeds from U.S. government guaranteed loans sold	127,571	133,061
Accretion of premiums and discounts on acquired loans, net	(6,843)	(10,069)
Net change in servicing assets	1,120	(67)
Net valuation adjustments on other real estate owned	765	163
Net (gains) losses on sales of other real estate owned	(85)	27
Amortization of intangible assets	3,785	3,732
Amortization of time deposit premium	(37)	(111)
Amortization of subordinated notes issuance cost	2	—
Accretion of junior subordinated debentures discount	260	291
Share-based compensation expense	1,343	508
Deferred tax provision, net of valuation	1,233	908
Increase in cash surrender value of bank owned life insurance	(146)	(188)
Loss on redemption of junior subordinated debentures	112	—
Changes in assets and liabilities:
Accrued interest receivable	(1,895)	(2,942)
Other assets	5,233	(12,109)
Accrued interest payable	(1,707)	957
Accrued expenses and other liabilities	9,715	(9,731)
Net cash provided by (used in) operating activities	43,297	(11,050)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(469,896)	(149,176)
Proceeds from maturities and calls of securities available-for-sale	111,981	34,174
Proceeds from paydowns of securities available-for-sale	99,367	41,976
Proceeds from sales of securities available-for-sale	45,417	59,594
Purchases of Federal Home Loan Bank stock	(49,165)	(19,935)
Federal Home Loan Bank stock repurchases	65,060	16,614
Net change in loans and leases	(609,709)	(94,259)
Purchases of premises and equipment	(3,401)	(1,413)
Proceeds from sales of assets held for sale	—	514
Proceeds from sales of other real estate owned	650	874
Net cash received in acquisition of business	—	4,306
Proceeds from bank owned life insurance death benefit	69	—
Net cash used in investing activities	(809,627)	(106,731)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$810,805	$20,267
Proceeds from short-term borrowings	4,901,800	3,509,180
Repayments of short-term borrowings	(5,387,800)	(3,445,135)
Proceeds from Paycheck Protection Program Liquidity Facility advances	449,889	—
Proceeds from subordinated notes, net	48,775	—
Repayments of junior subordinated debentures	(1,500)	—
Net increase in securities sold under agreements to repurchase	6,887	(1,281)
Dividends paid on preferred stock	(391)	(391)
Dividends paid on common stock	(2,274)	—
Proceeds from issuance of common stock upon exercise of stock options	733	2,305
Proceeds from issuance of common stock	268	291
Repurchases of common stock	(1,668)	—
Net cash provided by financing activities	825,524	85,236
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,194	(32,545)
CASH AND CASH EQUIVALENTS, beginning of period	80,737	121,860
CASH AND CASH EQUIVALENTS, end of period	$139,931	$89,315
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,119	$22,200
Cash paid during the period for taxes	$3,309	$9,507
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of securities from held-to-maturity to available-for-sale	$—	$94,837
Reclassification of equity and other securities	$—	$6,609
Delayed payments of mortgage-backed securities	$300	$841
Due from counterparties	$49,409	$34,226
Total assets acquired from acquisition	$—	$323,914
Value ascribed to goodwill	$—	$17,461
Total liabilities assumed from acquisition	$—	$305,892
Common stock issued due to acquisition of business	$—	$29,320
Common dividend declared, not paid	$1,177	$—

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

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

The transaction resulted in goodwill of $20.2 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.3 million for the year ended December 31, 2019, including $2.4 million and $2.5 million recognized in the three and six months ended June 30, 2019, respectively. Core system conversion expenses were $2.0 million related to the Oak Park River Forest acquisition for the year ended December 31, 2019.  Core system conversion expenses of $703,000 were recognized during the three and six months ended June 30, 2019. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2019, as if the acquisitions had occurred on January 1, 2019. The pro forma results combine the historical results of Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowings, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the three and six months ended June 30, 2019.

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2019	2019
Total revenues (net interest income and non-interest income)	$68,003	$136,262
Net income	$13,982	$27,572
Earnings per share—basic	$0.35	$0.71
Earnings per share—diluted	$0.34	$0.70

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

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$30,443	$652	$—	$31,095
U.S. Government agencies	137,002	865	(72)	137,795
Obligations of states, municipalities, and political subdivisions	120,427	4,735	(6)	125,156
Residential mortgage-backed securities
Agency	662,424	17,566	(125)	679,865
Non-agency	75,844	1,447	—	77,291
Commercial mortgage-backed securities
Agency	232,137	7,028	(111)	239,054
Non-agency	30,984	237	—	31,221
Corporate securities	55,599	1,020	(341)	56,278
Asset-backed securities	50,431	—	(1,315)	49,116
Total	$1,395,291	$33,550	$(1,970)	$1,426,871

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,404	$178	$—	$4,582
Total	$4,404	$178	$—	$4,582

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$41,403	$427	$—	$41,830
U.S. Government agencies	165,162	542	(754)	164,950
Obligations of states, municipalities, and political subdivisions	92,806	2,075	(49)	94,832
Residential mortgage-backed securities
Agency	490,427	2,163	(2,354)	490,236
Non-agency	109,501	593	(272)	109,822
Commercial mortgage-backed securities
Agency	159,650	1,092	(1,041)	159,701
Non-agency	31,144	130	—	31,274
Corporate securities	48,796	571	(37)	49,330
Asset-backed securities	44,515	—	(198)	44,317
Total	$1,183,404	$7,593	$(4,705)	$1,186,292

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,412	$86	$—	$4,498
Total	$4,412	$86	$—	$4,498

The Company did not classify securities as trading during the six months ended June 30, 2020 or during 2019.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	3	$27,051	$(72)	$—	$—	$27,051	$(72)
Obligations of states, municipalities and political subdivisions	3	415	(6)	—	—	415	(6)
Residential mortgage-backed securities
Agency	7	62,821	(119)	542	(6)	63,363	(125)
Non-agency	—	—	—	—	—	—	—
Commercial mortgage-backed securities
Agency	1	10,139	(111)	—	—	10,139	(111)
Non-agency	—	—	—	—	—	—	—
Corporate securities	12	23,629	(341)	—	—	23,629	(341)
Asset-backed securities	9	43,115	(1,315)	—	—	43,115	(1,315)
Total	35	$167,170	$(1,964)	$542	$(6)	$167,712	$(1,970)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	8	$49,318	$(662)	$20,283	$(92)	$69,601	$(754)
Obligations of states, municipalities and political subdivisions	7	13,309	(45)	1,419	(4)	14,728	(49)
Residential mortgage-backed securities
Agency	50	132,703	(666)	193,363	(1,688)	326,066	(2,354)
Non-agency	9	36,902	(206)	10,126	(66)	47,028	(272)
Commercial mortgage-backed securities
Agency	13	67,649	(563)	32,678	(478)	100,327	(1,041)
Corporate securities	4	6,103	(37)	—	—	6,103	(37)
Asset-backed securities	8	37,738	(198)	—	—	37,738	(198)
Total	99	$343,722	$(2,377)	$257,869	$(2,328)	$601,591	$(4,705)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 35 securities available-for-sale with unrealized losses at June 30, 2020. There were no securities held-to-maturity with unrealized losses at June 30, 2020. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three and six months ended June 30, 2020 and 2019 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds	$—	$59,594	$45,417	$59,594
Gross gains	—	1,049	1,457	1,049
Gross losses	—	76	82	76

There were no gains or losses and $1.4 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2020, respectively. There were $973,000 in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2019.

Securities posted as collateral were $1.0 billion and $552.4 million at June 30, 2020 and December 31, 2019, respectively, of which carrying amounts of $330.9 million and $301.1 million were pledged at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $263.5 million and $240.4 million, respectively, and for customer repurchase agreements of $62.3 million and $55.7 million, respectively. At June 30, 2020 and December 31, 2019, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2020, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$30,114	$30,390
Due from one to five years	49,382	50,805
Due from five to ten years	175,499	178,405
Due after ten years	138,907	139,840
Mortgage-backed securities	1,001,389	1,027,431
Total	$1,395,291	$1,426,871
Held-to-maturity
Due in one year or less	$504	$508
Due from one to five years	3,900	4,074
Total	$4,404	$4,582

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2020	2019
Commercial real estate	$1,349,297	$1,275,058
Residential real estate	670,257	711,499
Construction, land development, and other land	246,669	279,403
Commercial and industrial	1,309,523	1,330,418
Paycheck Protection Program ("PPP")	626,593	—
Installment and other	3,684	6,484
Lease financing receivables	174,307	177,774
Total loans and leases	4,380,330	3,780,636
Net unamortized deferred fees and costs	8,271	2,289
Initial direct costs	2,521	2,736
Allowance for loan and lease losses	(51,300)	(31,936)
Net loans and leases	$4,339,822	$3,753,725

	June 30,	December 31,
	2020	2019
Lease financing receivables
Net minimum lease payments	$188,826	$193,359
Unguaranteed residual values	1,575	1,347
Unearned income	(16,094)	(16,932)
Total lease financing receivables	174,307	177,774
Initial direct costs	2,521	2,736
Lease financial receivables before allowance for lease losses	$176,828	$180,510

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At June 30, 2020 and December 31, 2019, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $747.2 million and $119.8 million, respectively. At June 30, 2020 and December 31, 2019, the discount on the unguaranteed portion of U.S. government guaranteed loans was $24.5 million and $23.1 million, respectively, which are included in total loans and leases. At June 30, 2020 and December 31, 2019, installment and other loans included overdraft deposits of $304,000 and $852,000, respectively, which were reclassified as loans. At June 30, 2020 and December 31, 2019, loans and leases and loans held for sale pledged as security for borrowings were $2.6 billion and $1.8 billion, respectively.

The minimum annual lease payments for lease financing receivables as of June 30, 2020 are summarized as follows:

Minimum Lease Payments
2020	$36,115
2021	64,203
2022	46,052
2023	27,303
2024	12,721
Thereafter	2,432
Total	$188,826

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2020 and December 31, 2019:

June 30, 2020	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$919,510	$126,405	$305,041	$1,350,956
Residential real estate	480,692	90,784	99,288	670,764
Construction, land development, and other land	219,261	4,784	21,958	246,003
Commercial and industrial	1,200,996	13,485	116,668	1,331,149
Paycheck Protection Program	611,664	—	—	611,664
Installment and other	2,714	226	818	3,758
Lease financing receivables	160,741	—	16,087	176,828
Total loans and leases	$3,595,578	$235,684	$559,860	$4,391,122

December 31, 2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$792,263	$135,914	$348,365	$1,276,542
Residential real estate	483,072	100,223	128,527	711,822
Construction, land development, and other land	235,794	5,373	37,490	278,657
Commercial and industrial	1,160,996	16,909	153,660	1,331,565
Installment and other	5,372	249	944	6,565
Lease financing receivables	158,155	—	22,355	180,510
Total loans and leases	$2,835,652	$258,668	$691,341	$3,785,661

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

The outstanding balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $4.7 million and $2.8 million, at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020		December 31, 2019
	Outstanding Balance	Carrying Value	Outstanding Balance	Carrying Value
Commercial real estate	$134,224	$126,405	$189,969	$135,914
Residential real estate	95,706	90,784	151,641	100,223
Construction, land development, and other land	7,530	4,784	14,841	5,373
Commercial and industrial	17,716	13,485	23,330	16,909
Installment and other	284	226	1,099	249
Total acquired impaired loans	$255,460	$235,684	$380,880	$258,668

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$37,037	$29,340	$40,009	$37,115
Additions	—	8,501	—	8,501
Accretion to interest income	(4,452)	(5,996)	(9,657)	(11,245)
Reclassification from (to) nonaccretable difference, net	(717)	14,693	1,516	12,167
Ending balance	$31,868	$46,538	$31,868	$46,538

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million. Refer to Note 3—Acquisition for additional information regarding the transaction.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$312,284	$305,041	$356,787	$348,365
Residential real estate	100,571	99,288	130,412	128,527
Construction, land development, and other land	22,411	21,958	38,416	37,490
Commercial and industrial	120,626	116,668	159,599	153,660
Installment and other	840	818	971	944
Lease financing receivables	17,687	16,087	23,976	22,355
Total acquired non-impaired loans and leases	$574,419	$559,860	$710,161	$691,341

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2020 and 2019 are as follows:

June 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$11,851	$2,778	$1,004	$24,139	$—	$53	$2,015	$41,840
Provisions	3,306	956	487	10,695	—	(17)	91	15,518
Charge-offs	(1,088)	(4)	—	(4,845)	—	—	(561)	(6,498)
Recoveries	41	11	—	119	—	—	269	440
Ending balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Six months ended
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provisions	7,728	1,740	881	19,241	—	(14)	397	29,973
Charge-offs	(1,640)	(9)	—	(8,803)	—	—	(1,018)	(11,470)
Recoveries	57	20	—	293	—	—	491	861
Ending balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending balance:
Individually evaluated for impairment	$3,525	$80	$—	$10,409	$—	$—	$—	$14,014
Collectively evaluated for impairment	8,576	2,898	1,404	17,822	—	36	1,814	32,550
Loans acquired with deteriorated credit quality	2,009	763	87	1,877	—	—	—	4,736
Total allowance for loan and lease losses	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$36,751	$1,805	$4,189	$35,545	$—	$—	$—	$78,290
Collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Loans acquired with deteriorated credit quality	126,405	90,784	4,784	13,485	—	226	—	235,684
Total loans and leases	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122

June 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Provisions	2,695	(62)	155	3,320	8	275	6,391
Charge-offs	(818)	(9)	—	(1,827)	(4)	(622)	(3,280)
Recoveries	397	272	—	3	—	243	915
Ending balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Six months ended
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	3,137	156	225	6,352	22	498	10,390
Charge-offs	(2,169)	(9)	—	(2,179)	(4)	(1,267)	(5,628)
Recoveries	426	273	—	21	—	449	1,169
Ending balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending balance:
Individually evaluated for impairment	$2,775	$22	$—	$6,489	$—	$—	$9,286
Collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Loans acquired with deteriorated credit quality	1,726	590	15	1,142	2	—	3,475
Total allowance for loan and lease losses	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$18,707	$2,899	$—	$24,278	$—	$—	$45,884
Collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Loans acquired with deteriorated credit quality	151,127	118,534	4,220	20,370	300	—	294,551
Total loans and leases	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148

The Company increased the allowance for loan and lease losses by $9.5 million and $19.4 million for the three and six months ended June 30, 2020, respectively, and by $4.0 million and $5.9 million for the three and six months ended June 30, 2019, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $434,000 and $2.0 million for the three and six months ended June 30, 2020, respectively, and by $629,000 and $740,000 for the three and six months ended June 30, 2019, respectively.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $579,000 and $3.3 million for the three and six months ended June 30, 2020, respectively, and by $1.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $8.4 million and $14.1 million for the three and six months ended June 30, 2020, respectively, and by $1.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively.

An allowance for loan and lease loss allocation has not been made for Paycheck Protection Program (“PPP”) loans as the loans have a 100% SBA guarantee. On a quarterly basis, the Company assesses the collectability of its government guarantee using historical experience.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of June 30, 2020 and December 31, 2019, which exclude acquired impaired loans.  For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$24,950	$91,211	$—
Residential real estate	1,534	1,624	—
Construction, land development, and other land	4,189	4,216	—
Commercial and industrial	16,774	43,215	—
With an allowance recorded
Commercial real estate	11,801	47,249	3,525
Residential real estate	271	274	80
Commercial and industrial	18,771	59,869	10,409
Total impaired loans	$78,290	$247,658	$14,014

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$16,556	$19,808	$—
Residential real estate	2,165	2,253	—
Construction, land development, and other land	2,644	3,000	—
Commercial and industrial	19,211	20,398	—
With an allowance recorded
Commercial real estate	9,840	10,691	2,614
Residential real estate	233	233	124
Commercial and industrial	18,092	19,285	7,952
Total impaired loans	$68,741	$75,668	$10,690

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the six months ended:

June 30, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$20,544	$555
Residential real estate	1,398	15
Construction, land development, and other land	3,094	220
Commercial and industrial	16,651	262
With an allowance recorded
Commercial real estate	13,402	339
Residential real estate	512	21
Commercial and industrial	22,948	746
Total impaired loans	$78,549	$2,158

June 30, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$8,094	$187
Residential real estate	1,785	27
Commercial and industrial	11,583	223
With an allowance recorded
Commercial real estate	6,793	155
Residential real estate	219	4
Commercial and industrial	12,043	247
Total impaired loans	$40,517	$843

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2020 and December 31, 2019:

June 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,012,490	$551,885	$232,121	$1,053,606	$611,664	$3,257	$172,443	$3,637,466
Watch	139,224	20,614	3,472	175,207	—	273	—	338,790
Special Mention	37,306	3,731	1,437	52,739	—	—	2,242	97,455
Substandard	35,531	3,750	4,189	36,112	—	2	1,574	81,158
Doubtful	—	—	—	—	—	—	569	569
Loss	—	—	—	—	—	—	—	—
Total	$1,224,551	$579,980	$241,219	$1,317,664	$611,664	$3,532	$176,828	$4,155,438

December 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$984,881	$584,363	$247,775	$1,087,856	$6,013	$177,696	$3,088,584
Watch	99,803	21,856	18,181	159,282	302	8	299,432
Special Mention	27,484	3,648	4,684	26,944	—	1,799	64,559
Substandard	28,460	1,732	2,644	40,574	1	728	74,139
Doubtful	—	—	—	—	—	279	279
Loss	—	—	—	—	—	—	—
Total	$1,140,628	$611,599	$273,284	$1,314,656	$6,316	$180,510	$3,526,993

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2020 and December 31, 2019:

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$2,864	$2,150	$—	$17,963	$22,977	$1,201,574	$1,224,551
Residential real estate	2,302	349	—	1,780	4,431	575,549	579,980
Construction, land development, and other land	—	—	—	—	—	241,219	241,219
Commercial and industrial	3,298	360	—	19,100	22,758	1,294,906	1,317,664
Paycheck Protection Program	—	—	—	—	—	611,664	611,664
Installment and other	4	36	—	2	42	3,490	3,532
Lease financing receivables	912	396	—	1,660	2,968	173,860	176,828
Total	$9,380	$3,291	$—	$40,505	$53,176	$4,102,262	$4,155,438

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$14,269	$5,153	$—	$12,274	$31,696	$1,108,932	$1,140,628
Residential real estate	3,187	460	—	1,371	5,018	606,581	611,599
Construction, land development, and other land	—	4,460	—	—	4,460	268,824	273,284
Commercial and industrial	7,789	3,594	—	22,151	33,534	1,281,122	1,314,656
Installment and other	133	2	—	1	136	6,180	6,316
Lease financing receivables	585	532	—	475	1,592	178,918	180,510
Total	$25,963	$14,201	$—	$36,272	$76,436	$3,450,557	$3,526,993

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of June 30, 2020 and December 31, 2019:

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	7	$2,856	$2,856	$—	$98
Commercial and industrial	2	123	123	—	101
Residential real estate	2	172	172	—	—
Total accruing	11	3,151	3,151	—	199
Non-accruing:
Commercial real estate	6	2,840	1,911	929	55
Commercial and industrial	13	5,524	5,447	77	3,757
Residential real estate	1	91	91	—	—
Total non-accruing	20	8,455	7,449	1,006	3,812
Total troubled debt restructurings	31	$11,606	$10,600	$1,006	$4,011

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,451	$1,451	$—	$223
Commercial and industrial	2	129	129	—	118
Residential real estate	2	191	191	—	—
Total accruing	9	1,771	1,771	—	341
Non-accruing:
Commercial real estate	6	2,777	2,600	177	513
Commercial and industrial	11	8,048	6,096	1,952	1,312
Residential real estate	1	104	104	—	—
Total non-accruing	18	10,929	8,800	2,129	1,825
Total troubled debt restructurings	27	$12,700	$10,571	$2,129	$2,166

In addition, there was a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2019 and none at June 30, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2020 and 2019 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accruing:
Beginning balance	$1,725	$1,921	$1,771	$1,813
Additions	—	—	—	113
Net payments	(30)	(44)	(76)	(49)
Net transfers from (to) non-accrual	1,456	(348)	1,456	(348)
Ending balance	3,151	1,529	3,151	1,529
Non-accruing:
Beginning balance	12,117	7,119	8,800	7,314
Additions	1,375	1,182	5,633	1,428
Net payments	(445)	(815)	(1,386)	(726)
Charge-offs	(4,142)	—	(4,142)	(530)
Net transfers from (to) accrual	(1,456)	348	(1,456)	348
Ending balance	7,449	7,834	7,449	7,834
Total troubled debt restructurings	$10,600	$9,363	$10,600	$9,363

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2020, but there were troubled debt restructurings totaling $348,000 that defaulted for the three and six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, the reserve for unfunded commitments was $1.9 million and $1.2 million, respectively. During the three and six months ended June 30, 2020, the provision for unfunded commitments was $492,000 and $691,000, respectively. During the three and six months ended June 30, 2019, the provision for unfunded commitments was $183,000 and $28,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$17,800	$19,534	$19,471	$19,693
Additions, net	1,262	1,449	2,655	2,551
Changes in fair value	(711)	(1,223)	(3,775)	(2,484)
Ending balance	$18,351	$19,760	$18,351	$19,760

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Loan portfolios serviced for:
SBA guaranteed loans	$1,278,876	$1,231,959
USDA guaranteed loans	123,450	119,047
Total	$1,402,326	$1,351,006

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loan servicing revenue totaled $3.0 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively. Loan servicing revenue totaled $5.7 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in downward valuations of $711,000 and $1.2 million for three months ended June 30, 2020 and 2019, respectively. Loan servicing asset revaluation resulted in downward valuations of $3.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums contribute to the change in fair value of servicing rights while prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 15—Fair Value Measurement for further details.

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$9,273	$4,595	$9,896	$5,041
Acquisitions of OREO through business combination	—	2,201	—	2,201
Net additions to OREO	64	510	86	536
Proceeds from sales of OREO	(386)	(702)	(650)	(1,057)
Gains (losses) on sales of OREO	3	6	85	(27)
Valuation adjustments	(302)	(79)	(765)	(163)
Ending balance	$8,652	$6,531	$8,652	$6,531

At June 30, 2020 and December 31, 2019, the balance of real estate owned included $1.2 million and $1.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2.1 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

There were no internally financed sales of OREO for the three and six months ended June 30, 2020. Proceeds from internally financed sales of OREO were $183,000 for the six months ended June 30, 2019.  There were no internally financed sales of OREO for the three months ended June 30, 2019.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$27,285	$2,724	$128,177	$28,654	$2,992
Additions	—	—	—	17,461	6,220	—
Amortization	—	(1,826)	(66)	—	(1,892)	(66)
Ending balance	$148,353	$25,459	$2,658	$145,638	$32,982	$2,926
Accumulated amortization	N/A	$30,007	$558	N/A	$22,484	$290
Weighted average remaining amortization period	N/A	6.0 Years	9.9 Years	N/A	7.0 Years	10.9 Years

	Six Months Ended June 30,
	2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059
Additions	—	-	—	17,461	6,220	—
Amortization	—	(3,652)	(133)	—	(3,598)	(133)
Ending balance	$148,353	$25,459	$2,658	$145,638	$32,982	$2,926
Accumulated amortization	N/A	$30,007	$558	N/A	$22,484	290
Weighted average remaining amortization period	N/A	6.0 Years	9.9 Years	N/A	7.0 Years	10.9 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. Please refer to Note 3—Acquisition for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2020:

Estimated Amortization
2020	$3,785
2021	6,998
2022	6,426
2023	4,371
2024	2,286
Thereafter	4,251
Total	$28,117

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

The effective tax rate for the six months ended June 30, 2020 and 2019 was 28.3% and 27.7%, respectively. The Company recorded discrete income tax provision of $76,000 and a benefit of $65,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2020 and 2019, respectively.

Net deferred tax assets decreased to $37.1 million at June 30, 2020 compared to $38.3 million at December 31, 2019. The net decrease in the total net deferred tax assets recorded as of June 30, 2020 was a result of an increase in unrealized gains on available-for-sale securities, partially offset by an increase in net deferred costs resulting from unearned processing fees related to PPP loan originations.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Non-interest-bearing demand deposits	$1,768,675	$1,279,641
Interest-bearing checking accounts	503,909	338,185
Money market demand accounts	1,233,748	881,387
Other savings	525,043	475,839
Time deposits (below $250,000)	710,429	916,723
Time deposits ($250,000 and above)	216,541	255,802
Total deposits	$4,958,345	$4,147,577

Time deposits of $250,000 or more included $56.0 million and $41.0 million of brokered deposits at June 30, 2020 and December 31, 2019, respectively.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Paycheck Protection Program Liquidity Facility	$449,889	$—
Line of credit	—	—
Federal Home Loan Bank advances	4,000	490,000
Securities sold under agreements to repurchase	56,525	49,638
Total	$510,414	$539,638

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of June 30, 2020, the PPPLF had $449.9 million with an interest rate of 0.35% with various maturity dates in April 2022 and May 2022.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System.  As of June 30, 2020 and December 31, 2019, there were no outstanding advances under the Federal Reserve Bank discount window line.  The Company pledges loans and leases as collateral for the Federal Reserve Bank discount window borrowing.  Refer to Note 5—Loan and Lease Receivables for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2020, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $4.0 million, bearing no interest rate and a maturity of May 2021. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2020 and December 31, 2019, the line of credit had no outstanding balance.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Available federal funds lines (1)	$115,000	$115,000
Federal Reserve Bank discount window line	884,968	547,798
Federal Home Loan Bank line	1,980,351	1,390,698

(1)	The Company did not have an outstanding balance on its federal funds lines as of June 30, 2020 and December 31, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Subordinated Notes and Junior Subordinated Debentures

On June 26, 2020, the Company issued $50.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030.  The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity.  The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required.  The subordinated notes are intended to qualify as Tier 2 capital for regulatory capital purposes.  The transaction resulted in debt issuance costs of approximately $1.2 million that will be amortized over 10 years.

On August 3, 2020, the Company issued an additional $25.0 million in 6.00% fixed-to-floating subordinated notes, that mature on July 1, 2030. These notes will be part of the same series of notes as the $50.0 million issued on June 26, 2020 and will be fungible and treated as a single series.

At June 30, 2020 and December 31, 2019, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2020	Aggregate Principal Amount December 31, 2019	Stated Maturity	Contractual Rate at June 30, 2020	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.09%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	—	1,500	June 30, 2033	n/a	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	2.09%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	46,500
Discount	(8,794)	(9,166)
Total liability, at carrying value	$36,206	$37,334

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (3.09% and 4.69% at June 30, 2020 and December 31, 2019, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $43,000 and $71,000 as of June 30, 2020 and December 31, 2019, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at December 31, 2019), which was in effect until June 30, 2023 and updated every five years. Interest was paid on a quarterly basis. The Company had the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of June 30, 2020 or December 31, 2019.  On February 25, 2020 the Company notified the trustee of RidgeStone Capital Trust I of its intent to redeem the debentures.  On June 30, 2020, the Company redeemed the debentures, in whole and at the par value of $1.5 million and recognized a charge of $112,000 to non-interest income for the remaining discount.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (2.09% and 3.67% at June 30, 2020 and December 31, 2019, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $9,000 and $17,000 as of June 30, 2020 and December 31, 2019, respectively.

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

The minimum annual rental commitments for operating leases subsequent to June 30, 2020, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2020	$2,258
2021	4,148
2022	2,380
2023	1,382
2024	1,249
Thereafter	2,148
Total	$13,565

The Company’s rental expenses for the three months ended June 30, 2020 and 2019 were $1.7 million and $1.5 million respectively, and for the six months ended June 30, 2020 and 2019 were $3.3 million and $2.8 million, respectively. During the three months ended June 30, 2020 and 2019, the Company received $182,000 and $190,000 respectively in sublease income that is included in the Consolidated Statements of Operations as a reduction of occupancy expense. For the six months ended June 30, 2020 and 2019, the Company received $365,000 and $370,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $930,000, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$81,722	$962,873	$1,044,595	$55,852	$908,382	$964,234
Letters of credit	692	62,207	62,899	724	65,514	66,238
Total	$82,414	$1,025,080	$1,107,494	$56,576	$973,896	$1,030,472

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 10.00% and maturities up to 2048.
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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2020 and 2019, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
June 30, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$31,095	$31,095	$—	$—
U.S. Government agencies	137,795	—	137,795	—
Obligations of states, municipalities, and political subdivisions	125,156	—	125,156	—
Mortgage-backed securities; residential
Agency	679,865	—	679,865	—
Non-Agency	77,291	—	77,291	—
Mortgage-backed securities; commercial
Agency	239,054	—	239,054	—
Non-Agency	31,221	—	31,221	—
Corporate securities	56,278	—	56,278	—
Asset-backed securities	49,116	—	49,116	—
Equity and other securities, at fair value
Mutual funds	2,996	2,996	—	—
Equity securities	5,185	—	4,501	684
Servicing assets	18,351	—	—	18,351
Derivative assets	20,084	—	20,084	—
Financial liabilities
Derivative liabilities	21,393	—	21,393	—

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,830	$41,830	$—	$—
U.S. Government agencies	164,950	—	164,950	—
Obligations of states, municipalities, and political subdivisions	94,832	—	94,832	—
Mortgage-backed securities; residential
Agency	490,236	—	490,236	—
Non-Agency	109,822	—	109,822	—
Mortgage-backed securities; commercial
Agency	159,701	—	159,701	—
Non-Agency	31,274	—	31,274	—
Corporate securities	49,330	—	49,330	—
Asset-backed securities	44,317	—	44,317	—
Equity and other securities, at fair value
Mutual funds	2,952	2,952	—	—
Equity securities	5,079	—	4,379	700
Servicing assets	19,471	—	—	19,471
Derivative assets	7,960	—	7,960	—
Financial liabilities
Derivative liabilities	8,519	—	8,519	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2020 and 2019.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2020	2019	2020	2019
	Investment Securities		Servicing Assets
Balance, beginning of period	$700	$886	$19,471	$19,693
Additions, net	—	—	2,655	2,551
Amortization	—	3	—	—
Change in fair value	(19)	1	(3,775)	(2,484)
Balance, end of period	$681	$890	$18,351	$19,760

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2020:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	4.9% - 5.4%	5.5%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	1.7% - 29.2%	16.0%	Decrease
		Discount rate	2.1% - 37.6%	11.5%	Decrease
		Expected weighted average loan life	0.1 - 8.8 years	3.7 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
June 30, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$33,226	$—	$—	$33,226
Residential real estate	1,725	—	—	1,725
Construction, land development, and other land	4,189	—	—	4,189
Commercial and industrial	25,136	—	—	25,136
Assets held for sale	15,264	—	—	15,264
Other real estate owned	8,652	—	—	8,652

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$23,782	$—	$—	$23,782
Residential real estate	2,274	—	—	2,274
Construction, land development, and other land	2,644	—	—	2,644
Commercial and industrial	29,351	—	—	29,351
Assets held for sale	15,362	—	—	15,362
Other real estate owned	9,896	—	—	9,896

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

Paycheck Protection Program Liquidity Facility—The carrying amount approximates fair value.

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

Subordinated notes—The fair value is based on available market prices.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2020		2019
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$51,818	$51,818	$48,228	$48,228
Interest bearing deposits with other banks	2	88,113	88,113	32,509	32,509
Securities held-to-maturity	2	4,404	4,582	4,412	4,498
Other restricted stock	2	6,232	6,232	22,127	22,127
Loans held for sale	3	3,031	3,357	11,732	12,935
Loans and lease receivables, net (less impaired loans at fair value	3	4,275,546	4,211,233	3,695,674	3,661,724
Accrued interest receivable	3	15,633	15,633	13,283	13,283
Financial liabilities
Non-interest-bearing deposits	2	1,768,675	1,768,675	1,279,641	1,279,641
Interest-bearing deposits	2	3,189,670	3,193,090	2,867,936	2,873,380
Accrued interest payable	2	1,928	1,928	3,677	3,677
Paycheck Protection Program Liquidity Facility	2	449,889	449,889	—	—
Federal Home Loan Bank advances	2	4,000	4,000	490,000	490,000
Securities sold under repurchase agreement	2	56,525	56,525	49,638	49,638
Subordinated notes	2	50,000	49,999	—	—
Junior subordinated debentures	3	36,206	40,310	37,334	42,881

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives not designated as hedging instruments
Other interest rate derivatives	373,862	20,084	21,370	332,056	7,960	8,507
Other credit derivatives	8,870	—	23	9,302	—	12
Total derivatives	$382,732	$20,084	$21,393	$341,358	$7,960	$8,519

Interest rate swaps designated as cash flow hedges—There were no cash flow hedges outstanding at June 30, 2020 and December 31, 2019. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges of interest payments associated with certain FHLB advances, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date. As of June 30, 2020, the remaining balance in accumulated other comprehensive income was $329,000, which is being amortized over the original life of the cash flow hedge. At June 30, 2020, the Company estimates $85,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2020			June 30, 2019
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Loss Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$—	$(42)	$—	$(5,234)	$1,280	$—

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

Other interest rate derivatives— The Company also enters into derivative transactions through products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. These transactions allow the Company's borrowers to effectively convert a variable rate loan into a fixed rate loan. The total combined notional amount was $373.9 million as of June 30, 2020 with maturities ranging from January 2022 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2020 and 2019, there were $154,000 and $392,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2020 and 2019, there were $660,000 and $717,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2020:

Notional amounts	$373,862
Derivative assets fair value	20,084
Derivative liabilities fair value	21,370
Weighted average pay rates	4.49%
Weighted average receive rates	2.68%
Weighted average maturity	6.4 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $8.9 million and $9.3 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Other interest rate derivatives	$(17)	$(221)	$(740)	$(372)
Other credit derivatives	1	(3)	(11)	(4)
Total	$(16)	$(224)	$(751)	$(376)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2020		December 31, 2019
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$20,084	$21,393	$7,960	$8,519
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$20,084	$21,393	$7,960	$8,519
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	—	—	(1)	(1)
Collateral posted	(20,084)	(21,261)	(7,959)	(8,518)
Net credit exposure	$—	$132	$—	$—

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.4 million.  The Company has posted $21.3 collateral related to these agreements as of June 30, 2020.  If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $21.4 million.  For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2020, there were 995,845 shares available for future grants under the Omnibus Plan.

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

The following table discloses the changes in restricted shares for the six months ended June 30, 2020:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2020	328,653	$19.94
Granted	174,179	17.52
Vested	(53,832)	20.76
Forfeited	(143)	17.50
Ending balance outstanding at June 30, 2020	448,857	$18.90

A total of 53,832 restricted shares vested during the six months ended June 30, 2020. A total of 48,491 restricted shares vested during the year ended December 31, 2019. The fair value of restricted shares that vested during the six months ended June 30, 2020 was $593,000.  The fair value of restricted shares that vested during the year ended December 31, 2019 was $900,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Total share-based compensation - restricted stock	$1,336	$807
Income tax benefit	372	225
Unrecognized compensation expense	6,329	4,829
Weighted-average amortization period remaining	2.7 years	3.0 years

The fair value of the unvested restricted stock awards at June 30, 2020 was $5.9 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,390,579 shares remain outstanding under the BYB Plan at June 30, 2020.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2020:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	1,410,075	$11.38	$11,542	5.4
Exercised	(19,496)	13.00	$139
Expired	—
Ending balance outstanding at June 30, 2020	1,390,579	$11.36	$2,574	4.9
Exercisable at June 30, 2020	1,390,579	$11.36	$2,574	4.9

A total of 19,496 stock options were exercised during the six months ended June 30, 2020. During the six months ended June 30, 2020, proceeds from the exercise of stock options were $253,000 and related tax benefit was $39,000. A total of 127,997 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.9 million and related tax benefit was $145,000. A total of 20,000 stock options vested during the six months ended June 30, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Total share-based compensation (benefit) - stock options	$7	$(133)
Income tax benefit (expense)	2	(37)
Unrecognized compensation expense - stock options	—	35
Weighted-average amortization period remaining	0.0 years	0.7 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2020:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	511,169	$11.35	$4,204	4.4
Exercised	(41,102)	$11.65	$313
Expired	—
Ending balance outstanding at June 30, 2020	470,067	$11.32	$837	3.8
Exercisable at June 30, 2020	470,067	$11.32	$837	3.8

A total of 41,102 stock options were exercised during the six months ended June 30, 2020. During the six months ended June 30, 2020, proceeds from the exercise of stock options were $479,000 and related tax benefit was $87,000. A total of 113,214 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.3 million and related tax benefit was $253,000.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,860,646 and 1,995,745 shares of common stock were outstanding as of June 30, 2020 and 2019, respectively. There were 448,857 and 288,560 restricted stock awards outstanding at June 30, 2020 and 2019, respectively.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,139	$13,211	$12,105	$25,808
Less: Dividends on preferred shares	195	195	391	391
Net income available to common stockholders	$8,944	$13,016	$11,714	$25,417
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,919,480	37,263,352	37,931,406	36,719,436
Incremental shares	107,809	684,654	418,658	725,971
Weighted-average common stock outstanding (dilutive)	38,027,289	37,948,006	38,350,064	37,445,407
Basic earnings per common share	$0.24	$0.35	$0.31	$0.69
Diluted earnings per common share	$0.24	$0.34	$0.31	$0.68

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,506,703	38,256,500
Shares outstanding	38,388,217	38,256,500
Treasury shares	118,486	—

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

For the three months ended June 30, 2020 and 2019, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the six months ended June 30, 2020 and 2019, the Company declared and paid dividends on the Series B preferred stock of $391,000.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at June 30, 2020.  The program will be in effect until December 31, 2020 unless terminated earlier.  The program was paused in March 2020.

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

On June 11, 2020, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on July 7, 2020 to stockholders of record of the Company’s common stock as of June 23, 2020.  No cash dividends were declared to common stockholders during the second quarter of 2019.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020 and 2019:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Adoption of ASU 2016-01	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(4,699)	14,289	9,590
Balance, June 30, 2019	$64	$(1,412)	$(1,348)

Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	31	20,702	20,733
Balance, June 30, 2020	$(335)	$20,368	$20,033

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the second most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended June 30, 2020. Additionally, we provide trust and wealth management services to our customers. As of June 30, 2020, we had consolidated total assets of $6.4 billion, total gross loans and leases outstanding of $4.4 billion, total deposits of $5.0 billion, and total stockholders’ equity of $780.9 million.

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

Response to COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic has caused health and economic concerns in the United States and globally.  In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin.  The impacts associated with the COVID-19 pandemic continue to have destabilizing and negative effects on global, national, and local economic and business activity.  In response to this economic disruption, federal and state governments have recently enacted laws intending to stimulate the economy during this time.  President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”) on March 27, 2020, which, among other things, initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). The PPP loans have a two-year term and bear an interest rate of 1.0%.  On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 27, 2020 the Federal government funded an additional $310.0 billion to the PPP.  As a preferred SBA lender, we assisted our customers in participating in both the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic.  We were able to provide our customers with access to the PPP, and through June 30, 2020, we registered over 3,600 loans totaling $626.8 million.  The Company received fee income from the Federal government of approximately $22.6 million.  This fee income is deferred over the life of the PPP loan and before costs incurred by the Company, including technology costs for loan application and processing and loan servicing costs.

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic.  Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) December 31, 2020.  Through June 30, 2020, we approved approximately $619.2 million in COVID-19 related payment deferrals, or 16.4% of loans and leases excluding PPP loans at June 30, 2020, primarily relating to our commercial banking customers. We expect payment deferral requests from borrowers to continue throughout the COVID-19 pandemic, and possibly beyond. We have also assisted our customers’ cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits.

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

In addition, we initiated a series of measures to ensure the safety of employees, customers, and communities, to support customer needs, and to limit operational disruptions.  We maximized social distancing protocols by augmenting business hours and the locations of employee teams.  All of our non-retail employees have the ability to work from home and have done so during this time since mid-March 2020.  We have temporarily closed 18 branches, converted 18 branches to drive-thru only locations, opened four hub branch locations allowing regular lobby traffic, and kept 17 full service branches with lobby hours by appointment.  We continue to proactively engage with our customers to assist them through these uncertain times.

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

In March 2020, CARES Act was signed into law.  Section 4013 of the CARES Act temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic. Modifications within the scope of this relief include arrangements that defer or delay payments of principal or interest and extend until the earlier of the following: 1) sixty days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) December 31, 2020.

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

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We have selected November 30 as the date to perform the annual goodwill impairment test. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. Given recent events involving the declaration of federal and state emergencies as a result of the COVID-19 pandemic, we evaluated goodwill and determined goodwill was not impaired as of June 30, 2020.

The ongoing impact of the COVID-19 pandemic may cause an additional and sustained decline in our common stock price, which may require added qualitative and quantitative analysis and may result in an impairment charge being recorded in a future period. If we should conclude that all or a portion of our goodwill is impaired, we would record a non-cash charge to earnings for the amount of such impairment. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020, we had goodwill of $148.4 million, or approximately 19.0% of equity.

Servicing Assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2020, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2020, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2020, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Summary of Operations
Net interest income	$52,609	$54,448	$105,434	$104,533
Provision for loan and lease losses	15,518	6,391	29,973	10,390
Non-interest income	12,788	14,183	21,961	26,171
Non-interest expense	37,012	43,954	80,539	84,633
Income before provision for income taxes	12,867	18,286	16,883	35,681
Provision for income taxes	3,728	5,075	4,778	9,873
Net income	9,139	13,211	12,105	25,808
Dividends on preferred shares	195	195	391	391
Income available to common stockholders	$8,944	$13,016	$11,714	$25,417
Common Share Data
Basic earnings per common share	$0.24	$0.35	$0.31	$0.69
Diluted earnings per common share	$0.24	$0.34	$0.31	$0.68
Adjusted diluted earnings per share(1)(3)	$0.24	$0.41	$0.32	$0.79
Weighted-average common shares outstanding (basic)	37,919,480	37,263,352	37,931,406	36,719,436
Weighted-average common shares outstanding (diluted)	38,027,289	37,948,006	38,350,064	37,445,407
Common shares outstanding	38,388,217	38,115,219	38,388,217	38,115,219
Cash dividends per common share	$0.03	N/A	$0.06	N/A
Dividend payout ratio on common stock	12.50%	N/A	19.35%	N/A
Tangible book value per common share(1)	$15.47	$13.79	$15.47	$13.79
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.71%	4.51%	3.93%	4.47%
Average cost of deposits	0.36%	0.92%	0.54%	0.90%
Efficiency ratio(2)	53.70%	61.19%	60.25%	61.90%
Adjusted efficiency ratio(1)(2)(3)	53.70%	56.02%	59.69%	57.70%
Non-interest expense to average assets	2.41%	3.34%	2.76%	3.33%
Adjusted non-interest expense to average assets(1)(3)	2.41%	3.07%	2.73%	3.12%
Return on average stockholders' equity	4.74%	7.60%	3.16%	7.67%
Adjusted return on average stockholders' equity(1)(3)	4.74%	9.16%	3.29%	8.90%
Return on average assets	0.59%	1.00%	0.41%	1.02%
Adjusted return on average assets(1)(3)	0.59%	1.21%	0.43%	1.18%
Non-interest income to total revenues(1)	19.56%	20.67%	17.24%	20.02%
Pre-tax pre-provision return on average assets(1)	1.85%	1.88%	1.60%	1.81%
Adjusted pre-tax pre-provision return on average assets(1)	1.85%	2.15%	1.63%	2.03%
Return on average tangible common stockholders' equity(1)	7.05%	11.32%	4.99%	11.35%
Adjusted return on average tangible common stockholders' equity(1)(3)	7.05%	13.44%	5.17%	13.00%
Non-interest-bearing deposits to total deposits	35.67%	30.55%	35.67%	30.55%
Loans and leases held for sale and loans and leases held for investment to total deposits	88.62%	95.60%	88.62%	95.60%
Deposits to total liabilities	88.34%	86.88%	88.34%	86.88%
Deposits per branch	$86,989	$66,561	$86,989	$66,561
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment, net before ALLL	0.99%	0.95%	0.99%	0.95%
ALLL to total loans and leases held for investment, net before ALLL	1.17%	0.81%	1.17%	0.81%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.57%	0.25%	0.53%	0.25%
Acquisition accounting adjustments(4)	$19,324	$37,109	$19,324	$37,109
Capital Ratios
Common equity to total assets	12.05%	13.12%	12.05%	13.12%
Tangible common equity to tangible assets(1)	9.55%	10.09%	9.55%	10.09%
Leverage ratio	10.29%	11.09%	10.29%	11.09%
Common equity tier 1 capital ratio	12.33%	11.65%	12.33%	11.65%
Tier 1 capital ratio	13.56%	12.96%	13.56%	12.96%
Total capital ratio	15.86%	13.71%	15.86%	13.71%

(1)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining net unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

Our results for the first six months of 2020 were impacted by additional provision for loan and lease losses, leading to an increase in the allowance for loan and lease losses to reflect the weakening economic conditions due to the COVID-19 pandemic.

We reported consolidated net income of $9.1 million for the three months ended June 30, 2020 compared to net income of $13.2 million for the three months ended June 30, 2019, a decrease of $4.1 million. The decrease in net income was primarily attributable to a $9.1 million increase in provision for loan and lease losses, a $1.8 million decrease in net interest income, and a $1.4 million decrease in non-interest income, partly offset by a $6.9 million decrease in non-interest expense, and a $1.3 decrease in provision for income taxes.

The decrease in net interest income during the three months ended June 30, 2020 was mainly a result of decreased average yields on loans and leases, partly offset by decreased cost of funds and increase in loan and lease average balances as a result of PPP loan originations. The increase in provision for loan and lease losses reflects specific impairment provided for non-performing loans as well as qualitative allocations to address the impact of the COVID-19 pandemic. The decrease in non-interest income was principally driven by a decrease in net gains on sale of loans and a decrease in net gains on sales of available-for-sale securities. The decrease in non-interest expense was mostly due to a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans and a decrease in legal, audit, and other professional fees and data processing expenses. The decrease in provision for income taxes was mainly driven by a decrease in net income before provision for income taxes during the period.

Net income available to common stockholders was $8.9 million, or $0.24 per basic and diluted common share, for the three months ended June 30, 2020 compared to $13.0 million, or $0.35 per basic and $0.34 per diluted common share, for the three months ended June 30, 2019. Dividends on preferred shares were $195,000 for the three months ended June 30, 2020 and 2019.

Our annualized return on average assets was 0.59% for the three months ended June 30, 2020 compared to 1.00% for the three months ended June 30, 2019. Our annualized return on average stockholders’ equity was 4.74% for the three months ended June 30, 2020 compared to 7.60% for the three months ended June 30, 2019. Our efficiency ratio was 53.70% for the three months ended June 30, 2020 compared to 61.19% for the three months ended June 30, 2019.

We reported consolidated net income of $12.1 million for the six months ended June 30, 2020 compared to net income of $25.8 million for the six months ended June 30, 2019, a decrease of $13.7 million. The decrease in net income was primarily attributable to a $19.6 million increase in provision for loan and lease losses and a $4.2 million decrease in non-interest income, partly offset by a $4.1 million decrease in non-interest expense, a $5.1 million decrease in provision for income taxes, and $901,000 increase in net interest income.

The increase in net interest income was mostly due to the decrease in the cost of funds and increase in loan and lease average balances, partly offset by the decrease in average yields on loans and leases. The increase in provision for loan and lease losses reflects specific impairment provided for non-performing loans as well as qualitative allocations to address the impact of the COVID-19 pandemic.  The decrease in non-interest income was driven by a decrease in net gains on sale of loans and an increase in the downward adjustment for the loan servicing asset revaluation. The decrease in non-interest expense was a result of a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans and a decrease in data processing expense. The decrease in provision for income taxes was due to a decrease in net income before provision for income taxes during the period.

Net income available to common stockholders was $11.7 million, or $0.31 per basic and diluted common share, for the six months ended June 30, 2020 compared to $25.4 million, or $0.69 per basic and $0.68 per diluted common share, for the six months ended June 30, 2019. Dividends on preferred shares were $391,000 for the six months ended June 30, 2020 and 2019.

Our annualized return on average assets was 0.41% for the six months ended June 30, 2020 compared to 1.02% for the six months ended June 30, 2019. Our annualized return on average stockholders’ equity was 3.16% for the six months ended June 30, 2020 compared to 7.67% for the six months ended June 30, 2019. Our efficiency ratio was 60.25% for the six months ended June 30, 2020 compared to 61.90% for the six months ended June 30, 2019.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2020, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 5.4% of our total loan portfolio compared to 6.8% at December 31, 2019.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$58,971	$25	0.17%	$35,346	$245	2.78%
Loans and leases(1)	4,283,654	50,153	4.71%	3,759,634	59,524	6.35%
Taxable securities	1,243,604	7,021	2.27%	975,693	6,563	2.70%
Tax-exempt securities(2)	117,340	706	2.42%	68,314	428	2.52%
Total interest-earning assets	$5,703,569	$57,905	4.08%	$4,838,987	$66,760	5.53%
Allowance for loan and lease losses	(43,009)			(28,203)
All other assets	526,414			464,036
TOTAL ASSETS	$6,186,974			$5,274,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$392,070	$165	0.17%	$333,725	$452	0.54%
Money market accounts	1,214,713	946	0.31%	695,986	1,790	1.03%
Savings	511,049	61	0.05%	477,775	118	0.10%
Time deposits	976,710	3,074	1.27%	1,278,488	6,946	2.18%
Total interest-bearing deposits	3,094,542	4,246	0.55%	2,785,974	9,306	1.34%
Other borrowings	534,766	476	0.36%	462,841	2,265	1.96%
Subordinated notes and debentures	40,180	574	5.75%	36,963	741	8.04%
Total borrowings	574,946	1,050	0.73%	499,804	3,006	2.41%
Total interest-bearing liabilities	$3,669,488	$5,296	0.58%	$3,285,778	$12,312	1.50%
Non-interest-bearing demand deposits	1,692,723			1,254,173
Other liabilities	48,884			37,941
Total stockholders’ equity	775,879			696,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,186,974			$5,274,820
Net interest spread(3)			3.50%			4.03%
Net interest income		$52,609			$54,448
Net interest margin(4)			3.71%			4.51%

Net loan accretion impact on margin		$3,172	0.22%		$4,868	0.40%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

	Six Months Ended June 30,
	2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$48,952	$182	0.75%	$50,969	$546	2.16%
Loans and leases(1)	4,041,433	104,311	5.19%	3,647,427	113,907	6.30%
Taxable securities	1,209,362	15,337	2.55%	951,048	12,646	2.68%
Tax-exempt securities(2)	101,010	1,241	2.47%	61,792	771	2.52%
Total interest-earning assets	$5,400,757	$121,071	4.51%	$4,711,236	$127,870	5.47%
Allowance for loan and lease losses	(38,336)			(26,786)
All other assets	514,042			435,672
TOTAL ASSETS	$5,876,463			$5,120,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$365,487	$425	0.23%	$313,499	$866	0.56%
Money market accounts	1,088,459	3,160	0.58%	654,723	3,249	1.00%
Savings	495,660	122	0.05%	474,509	257	0.11%
Time deposits	1,045,153	8,343	1.61%	1,237,182	13,010	2.12%
Total interest-bearing deposits	2,994,759	12,050	0.81%	2,679,913	17,382	1.31%
Other borrowings	527,937	2,373	0.90%	465,325	4,431	1.92%
Subordinated notes and debentures	38,782	1,214	6.30%	36,890	1,524	8.33%
Total borrowings	566,719	3,587	1.27%	502,215	5,955	2.39%
Total interest-bearing liabilities	$3,561,478	$15,637	0.88%	$3,182,128	$23,337	1.48%
Non-interest-bearing demand deposits	1,495,761			1,220,266
Other liabilities	48,571			39,582
Total stockholders’ equity	770,653			678,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,876,463			$5,120,122
Net interest spread(3)			3.63%			3.99%
Net interest income		$105,434			$104,533
Net interest margin(4)			3.93%			4.47%

Net loan accretion impact on margin		$6,843	0.25%		$10,069	0.43%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

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

	Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$9	$(229)	$(220)
Loans and leases(1)	5,959	(15,330)	(9,371)
Taxable securities	1,501	(1,043)	458
Tax-exempt securities	295	(17)	278
Total interest income	$7,764	$(16,619)	$(8,855)
Interest expense
Deposits
Interest checking	$20	$(307)	$(287)
Money market accounts	402	(1,246)	(844)
Savings	2	(59)	(57)
Time deposits	(979)	(2,893)	(3,872)
Total interest-bearing deposits	(555)	(4,505)	(5,060)
Other borrowings	52	(1,841)	(1,789)
Subordinated notes and debentures	43	(210)	(167)
Total borrowings	96	(2,052)	(1,956)
Total interest expense	$(459)	$(6,557)	$(7,016)
Net interest income	$8,223	$(10,062)	$(1,839)

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2020 was $52.6 million compared to $54.4 million during the same period in 2019, a decrease of $1.8 million, or 3.4%. Interest income decreased $8.9 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago as well as lower-yielding PPP loan balances partly offset by loan and lease growth through origination. Interest expense decreased by $7.0 million for the three months ended June 30, 2020 compared to the same period in 2019 mostly due to decreases in the average rates paid on deposits and borrowings as well as an improvement in deposit mix.

	Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(7)	$(357)	$(364)
Loans and leases(1)	10,537	(20,133)	(9,596)
Taxable securities	3,306	(615)	2,691
Tax-exempt securities	485	(15)	470
Total interest income	$14,321	$(21,120)	$(6,799)
Interest expense
Deposits
Interest checking	$73	$(514)	$(441)
Money market accounts	1,278	(1,367)	(89)
Savings	7	(142)	(135)
Time deposits	(1,529)	(3,138)	(4,667)
Total interest-bearing deposits	(171)	(5,161)	(5,332)
Other borrowings	302	(2,360)	(2,058)
Subordinated notes and debentures	62	(372)	(310)
Total borrowings	365	(2,733)	(2,368)
Total interest expense	$194	$(7,894)	$(7,700)
Net interest income	$14,128	$(13,227)	$901

(1)	Includes loans and leases on non-accrual status.

Net interest income for the six months ended June 30, 2020 was $105.4 million compared to $104.5 million during the same period in 2019, an increase of $901,000, or 0.9%. Interest income decreased $6.8 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago as well as lower-yielding PPP loan balances partly offset by loan and lease growth through origination and purchases of mortgage-backed securities. Interest expense decreased by $7.7 million for the six months ended June 30, 2020 compared to the same period in 2019 mostly due to decreases in the average rates paid on deposits and borrowings as well as an improvement in deposit mix.

The net interest margin for the three months ended June 30, 2020 was 3.71%, a decrease of 80 basis points compared to 4.51% for the three months ended June 30, 2019.  The net interest margin for the six months ended June 30, 2020 was 3.93%, a decrease of 54 basis points compared to 4.47% for the six months ended June 30, 2019. The primary driver of the decrease for the three and six month periods was a decrease in average loan and lease yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion.  Those decreases were partly offset by a lower cost of funds resulting from decreased market interest rates and the access of funds available to borrow at a lower cost as well as higher non-interest-bearing demand deposit balances.

Net loan accretion income was $3.2 million for the three months ended June 30, 2020 compared to $4.9 million for the three months ended June 30, 2019.  Net loan accretion income was $6.8 million for the six months ended June 30, 2020  compared to $10.1 million for the six months ended June 30, 2019. Total net loan accretion on acquired loans contributed 22 basis points to the net interest margin for the three months ended June 30, 2020 compared to 40 basis points for the three months ended June 30, 2019.  Total net loan accretion on acquired loans contributed 25 basis points to the net interest margin for the six months ended June 30, 2020 compared to 43 basis points for the six months ended June 30, 2019. Projected accretion income as of June 30, 2020 is summarized as follows:

Estimated Projected Accretion(1)(2)
Last six months of 2020	$4,001
2021	7,780
2022	4,317
2023	1,676
2024	1,048
Thereafter	2,654
Total	$21,476

(1)   Estimated projected accretion excludes interest income on ASC 310-310 loans.

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

Provisions for loan and lease losses were $15.5 million and $6.4 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $9.1 million, or 142.8%.  Provisions for loan and lease losses were $30.0 million and $10.4 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $19.6 million, or 188.5%. The increase reflects specific impairment provided for non-performing loans, including the unguaranteed portion of U.S. government guaranteed loans and increases to our general reserves, including allocations of $7.3 million and $13.6 million, for the three and six months ended June 30, 2020, respectively, to address the impact of the COVID-19 pandemic. The ALLL as a percentage of loans and leases increased from 0.84% at December 31, 2019 to 1.17% at June 30, 2020.

Non-Interest Income

Non-interest income was $12.8 million for the three months ended June 30, 2020 compared to $14.2 million for the three months ended June 30, 2019, a decrease of $1.4 million, or 9.8%. The decrease was primarily due to a decrease in net gains on sale of loans and a decrease in net gains on sales of available-for-sale securities.

Non-interest income was $22.0 million for the six months ended June 30, 2020 compared to $26.2 million for the six months ended June 30, 2019, a decrease of $4.2 million, or 16.1%. The decrease was primarily due to a decrease in net gains on sale of loans and an increase in the downward adjustment for the loan servicing asset revaluation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2019	2018
Fees and service charges on deposits	$1,455	$1,441	$3,128	$3,211
Loan servicing revenue	2,980	2,630	5,738	5,169
Loan servicing asset revaluation	(711)	(1,223)	(3,775)	(2,484)
ATM and interchange fees	845	945	2,061	1,662
Net gain on sales of securities available-for-sale	—	973	1,375	973
Change in fair value of equity securities, net	766	551	147	1,050
Net gains on sales of loans	6,456	7,472	11,229	13,705
Wealth management and trust income	608	626	1,277	1,221
Other non-interest income	389	768	781	1,664
Total non-interest income	$12,788	$14,183	$21,961	$26,171

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.5 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019, an increase of $14,000, or 1.0%. Fees and service charges on deposits were $3.1 million for the six months ended June 30, 2020 compared to $3.2 million for the six months ended June 30, 2019, a decrease of $83,000, or 2.6%.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.0 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2020 compared to $2.6 million for the three months ended June 30, 2019, an increase of $350,000 or 13.3%.  We generated $5.7 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2020 compared to $5.2 million for the six months ended June 30, 2019, an increase of $569,000 or 11.0%. The increase was mainly driven by an increase in total loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the periods. At June 30, 2020 and 2019, the outstanding balance of guaranteed loans serviced was $1.4 billion and $1.3 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $711,000 for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019, a decrease of $512,000, or 41.8%, due to a decrease in discount rate as a result of improving secondary market pricing during second quarter of 2020. Loan servicing asset revaluation had a downward adjustment of $3.8 million for the six months ended June 30, 2020 compared to $2.5 million for the six months ended June 30, 2019, an increase of $1.3 million, or 52.0%, due to secondary market volatility late in the first quarter of 2020 and early in the second quarter 2020 as a result of the COVID-19 pandemic.

ATM and interchange fees were $845,000 for the three months ended June 30, 2020 compared to $945,000 for the three months ended June 30, 2019, a decrease of $100,000, or 10.6%. The decrease was mostly due to lower third-party merchant fees.  ATM and interchange fees were $2.1 million for the six months ended June 30, 2020 compared to $1.7 million for the six months ended June 30, 2019, an increase of $399,000, or 24.0%. The increase was mainly driven by higher interchange income as a result of a $500,000 signing bonus for a new payment processing merchant.

There were no net gains on sales of securities during the three months ended June 30, 2020 compared to $973,000 for the three months ended June 30, 2019. Net gains on sales of securities were $1.4 million during the six months ended June 30, 2020 compared to $973,000 for the six months ended June 30, 2019, an increase of $402,000, or 41.3%.  We sold $45.4 million of securities during the six months ended June 30, 2020 and $59.6 million during the six months ended June 30, 2019.

Change in fair value of equity securities, net, was a $766,000 increase and a $551,000 increase in fair value for the three months ended June 30, 2020 and 2019, respectively.  Change in fair value of equity securities, net, was a $147,000 increase and a $1.1 million increase in fair value for the six months ended June 30, 2020 and 2019, respectively.  The amount recorded during the periods was a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $6.5 million for the three months ended June 30, 2020 compared to $7.5 million for the three months ended June 30, 2019, a decrease of $1.0 million, or 13.6%. We sold $78.7 million of U.S. government guaranteed loans during the three months ended June 30, 2020 compared to $75.2 million during the three months ended June 30, 2019.  Net gains on sales of loans were $11.2 million for the six months ended June 30, 2020 compared to $13.7 million for the six months ended June 30, 2019, a decrease of $2.5 million, or 18.1%. We sold $139.7 million of U.S. government guaranteed loans during the six months ended June 30, 2020 compared to $141.4 million during the six months ended June 30, 2019. The decrease in net gains on sales was mainly driven by decreased premiums during the periods.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $608,000 for the three months ended June 30, 2020 compared to $626,000 for the three months ended June 30, 2019.  Wealth management and trust income was $1.3 million for the six months ended June 30, 2020 compared to $1.2 million for the six months ended June 30, 2019. Assets under management were $550.0 million and $591.1 million as of June 30, 2020 and 2019, respectively. The variances were mostly driven by market conditions.

Other non-interest income was $389,000 for the three months ended June 30, 2020 compared to $768,000 for the three months ended June 30, 2019, a decrease of $379,000 or 49.3%.  Other non-interest income was $781,000 for the six months ended June 30, 2020 compared to $1.7 million for the six months ended June 30, 2019, a decrease of $883,000 or 53.1%. The primary driver of the decrease in the periods was decreased swap and other operating income.

Non-Interest Expense

Non-interest expense was $37.0 million for the three months ended June 30, 2020 compared to $44.0 million for the three months ended June 30, 2019, a decrease of $6.9 million, or 15.8%. The decrease was primarily due to a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans and a decrease in legal, audit, and other professional fees and data processing expenses.  Non-interest expense was $80.5 million for the six months ended June 30, 2020 compared to $84.6 million for the six months ended June 30, 2019, a decrease of $4.1 million, or 4.8%. The decrease was primarily due to a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans and a decrease data processing expenses.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Salaries and employee benefits	$19,405	$23,652	$44,071	$46,544
Occupancy and equipment expense, net	5,359	5,069	10,883	10,018
Loan and lease related expenses	1,260	1,841	2,571	3,418
Legal, audit and other professional fees	2,078	2,981	4,412	5,047
Data processing	2,826	3,849	5,491	6,993
Net loss recognized on other real estate owned and other related expenses	456	252	975	448
Other intangible assets amortization expense	1,892	1,959	3,785	3,732
Other non-interest expense	3,736	4,351	8,351	8,433
Total non-interest expense	$37,012	$43,954	$80,539	$84,633

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $19.4 million for the three months ended June 30, 2020 compared to $23.7 million for the three months ended June 30, 2019, a decrease of $4.2 million, or 18.0%.  The decrease was mostly due to an increase in deferred costs for the origination of PPP loans partly offset by the merger expenses related to the Oak Park River Forest acquisition in the second quarter of 2019.  Salaries and employee benefits totaled $44.1 million for the six months ended June 30, 2020 compared to $46.5 million for the six months ended June 30, 2019, a decrease of $2.5 million, or 5.3%. The decrease resulted from an increase in deferred costs for the origination of PPP loans partly offset by organizational growth, increased employer costs related to benefits, and the Oak Park River Forest acquisition in the second quarter of 2019.

Occupancy and equipment expense was $5.4 million for the three months ended June 30, 2020 compared to $5.1 million for the three months ended June 30, 2019, an increase of $290,000, or 5.7%.  Occupancy and equipment expense was $10.9 million for the six months ended June 30, 2020 compared to $10.0 million for the six months ended June 30, 2019, an increase of $865,000, or 8.6%. The increase in the periods was a result of our additional branches resulting from the bank acquisition in the second quarter of 2019.  The increase was also a result of increased investment in equipment and technology assets.

Loan and lease related expenses were $1.3 million for the three months ended June 30, 2020 compared to $1.8 million for the three months ended June 30, 2019, a decrease of $581,000, or 31.6%.  Loan and lease related expenses were $2.6 million for the six months ended June 30, 2020 compared to $3.4 million for the six months ended June 30, 2019, a decrease of $847,000.0, or 24.8%. The decrease was principally driven by higher loan expense reimbursements from borrowers in the periods.

Legal, audit, and other professional fees were $2.1 million for the three months ended June 30, 2020 compared to $3.0 million for the three months ended June 30, 2019, a decrease of $903,000, or 30.3%.  Legal, audit, and other professional fees were $4.4 million for the six months ended June 30, 2020 compared to $5.0 million for the six months ended June 30, 2019, a decrease of $635,000, or 12.6%. The decrease reflects the merger expenses related to the Oak Park River Forest acquisition in the second quarter of 2019.

Data processing expense was $2.8 million for the three months ended June 30, 2020 compared to $3.8 million for the three months ended June 30, 2019, a decrease of $1.0 million, or 26.6%. Data processing expense was $5.5 million for the six months ended June 30, 2020 compared to $7.0 million for the six months ended June 30, 2019, a decrease of $1.5 million, or 21.5%. The decrease reflects the merger expenses related to the Oak Park River Forest acquisition and the core system integration expenses in the second quarter of 2019.

Net loss recognized on other real estate owned and other related expenses was $456,000 for the three months ended June 30, 2020 compared to $252,000 for the three months ended June 30, 2019, an increase in expense of $204,000, or 81.0%. This variance was primarily attributed to increased impairments of other real estate owned. Net loss recognized on other real estate owned and other related expenses was $975,000 for the six months ended June 30, 2020 compared to $448,000 for the six months ended June 30, 2019, an increase in expense of $527,000, or 117.6%. This change was primarily due to increased impairments of other real estate owned.

Other intangible assets amortization expense was $1.9 million for the three months ended June 30, 2020 compared to $2.0 million for the three months ended June 30, 2019, a decrease of $67,000, or 3.4%.  Other intangible assets amortization expense was $3.8 million for the six months ended June 30, 2020 compared to $3.7 million for the six months ended June 30, 2019, an increase of $53,000, or 1.4%. The increase was attributed to additional core deposit intangible asset amortization resulting from the Oak Park River Forest acquisition.

Other non-interest expense was $3.7 million for the three months ended June 30, 2020 compared to $4.4 million for the three months ended June 30, 2019, an increase of $615,000 or 14.1%. The decrease was mostly due to lower advertising expense and operating losses.  Other non-interest expense was $8.4 million for the six months ended June 30, 2020 and 2019.

Our efficiency ratio was 53.70% for the three months ended June 30, 2020 compared to 61.19% for the three months ended June 30, 2019. The change in our efficiency ratio for the three months ended June 30, 2020 was mostly attributable to decreased non-interest expense partly offset by decreases non-interest income and net interest income. Our adjusted efficiency ratio was 53.70% for the three months ended June 30, 2020 compared to 56.02% for the three months ended June 30, 2019.  Our efficiency ratio was 60.25% for the six months ended June 30, 2020 compared to 61.90% for the six months ended June 30, 2019. The change in our efficiency ratio for the six months ended June 30, 2020 was mostly due to decreased non-interest expense and increased net interest income partly offset by decreased non-interest income. Our adjusted efficiency ratio was 59.69% for the six months ended June 30, 2020 compared to 57.70% for the six months ended June 30, 2019. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2020 totaled $3.7 million compared to $5.1 million for the three months ended June 30, 2019. The decrease in income tax expense was principally due to decreased income before provision for income taxes during the period. Our effective tax rate was 29.0% for the three months ended June 30, 2020 and 27.8% for the three months ended June 30, 2019.

Our provision for income taxes for the six months ended June 30, 2020 totaled $4.8 million compared to $9.9 million for the six months ended June 30, 2019. The decrease in income tax expense was principally due to decreased income before provision for income taxes during the period. Our effective tax rate was 28.3% for the six months ended June 30, 2020 and 27.7% for the six months ended June 30, 2019.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $871.7 million, or 15.8%, to $6.4 billion at June 30, 2020 compared to $5.5 billion at December 31, 2019. The increase in total assets includes an increase of $605.5 million, or 16.0%, in loans and leases from $3.8 billion at December 31, 2019 to $4.4 billion at June 30, 2020. Our originated loan and lease portfolio increased by $759.9 million and our acquired loan and lease portfolio decreased by $154.5 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, mostly PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $840.9 million, or 17.6%, to $5.6 billion at June 30, 2020 compared to $4.8 billion at December 31, 2019. Total deposits increased by $810.8 million, or 19.5%, driven by growth in non-interest-bearing deposits, money market demand deposits, and interest-bearing checking accounts, partly offset by a decrease in time deposits.  Borrowings decreased by $18.4 million, or 3.2%.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2020 or December 31, 2019. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $240.6 million, or 20.3%, from $1.2 billion at December 31, 2019 to $1.4 billion at June 30, 2020. The increase was mainly attributed to securities purchases of mortgage-backed securities.

At June 30, 2020, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $4.4 million at June 30, 2020 and December 31, 2019.

The fair value of our equity and other securities portfolio was $8.2 million at June 30, 2020 compared to $8.0 million at December 31, 2019.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of June 30, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$30,443	$31,095	$41,403	$41,830
U.S. Government agencies	137,002	137,795	165,162	164,950
Obligations of states, municipalities, and political subdivisions	120,427	125,156	92,806	94,832
Residential mortgage-backed securities
Agency	662,424	679,865	490,427	490,236
Non-agency	75,844	77,291	109,501	109,822
Commercial mortgage-backed securities
Agency	232,137	239,054	159,650	159,701
Non-agency	30,984	31,221	31,144	31,274
Corporate securities	55,599	56,278	48,796	49,330
Asset-backed securities	50,431	49,116	44,515	44,317
Total	$1,395,291	$1,426,871	$1,183,404	$1,186,292

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,404	$4,582	$4,412	$4,498
Total	$4,404	$4,582	$4,412	$4,498

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2020, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 35 investment securities with unrealized losses at June 30, 2020. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$16,987	2.46%	$13,456	2.62%	$—	0.00%	$—	0.00%
U.S. government agencies	998	2.59%	2,466	2.73%	98,637	1.64%	34,901	2.62%
Obligations of states, municipalities, and political subdivisions	7,130	2.28%	26,659	2.40%	27,063	2.73%	59,575	2.54%
Residential mortgage-backed securities
Agency	—	0.00%	1,318	1.37%	78,970	1.60%	582,136	1.96%
Non-agency	—	0.00%	—	0.00%	—	0.00%	75,844	2.66%
Commercial mortgage-backed securities
Agency	—	0.00%	7,457	3.35%	3,037	2.16%	221,643	2.30%
Non-agency	—	0.00%	—	0.00%	—	0.00%	30,984	2.60%
Corporate securities	4,999	2.89%	6,801	2.70%	43,799	4.07%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	6,000	2.73%	44,431	2.43%
Total	$30,114	2.49%	$58,157	2.60%	$257,506	2.19%	$1,049,514	2.18%

	Maturity as of June 30, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$504	1.50%	$3,900	2.62%	$—	0.00%	$—	0.00%
Total	$504	1.50%	$3,900	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$17,975	2.54%	$23,428	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	19,940	2.27%	38,739	1.97%	74,614	2.69%	31,869	2.85%
Obligations of states, municipalities, and political subdivisions	5,851	2.13%	27,556	2.39%	30,476	2.91%	28,923	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,562	1.92%	38,609	1.98%	449,256	2.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	109,501	3.14%
Commercial mortgage-backed securities
Agency	—	0.00%	7,410	3.35%	3,047	1.97%	149,193	2.62%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,144	2.60%
Corporate securities	7,525	2.96%	9,348	3.26%	31,923	4.00%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	—	0.00%	44,515	3.36%
Total	$51,291	2.45%	$109,043	2.40%	$178,669	2.80%	$844,401	2.67%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $93.3 million at June 30, 2020, an increase of $23.0 million from December 31, 2019.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2020 or December 31, 2019.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2020 and December 31, 2019, we held $6.2 million and $22.1 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2020 and December 31, 2019.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2020 and December 31, 2019 were $4.4 billion and $3.8 billion, respectively, an increase of $605.5 million, or 16.0%. Originated loans were $3.6 billion at June 30, 2020, an increase of $759.9 million, or 26.8%, compared to $2.8 billion at December 31, 2019. Acquired impaired loans and acquired non-

impaired loans and leases were $795.5 million at June 30, 2020, a decrease of $154.5 million, or 16.3%, compared to $950.0 million at December 31, 2019.  The increase in our originated portfolio was primarily attributed to organic loan and lease growth, primarily PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations.  The Company's exposure to certain industries as of June 30, 2020 represents the following percentages of the portfolio:  27.0% real estate, 14.9% manufacturing, 8.8% consumer, 6.7% wholesale trade, 6.3% accommodation and food service, 6.2% retail trade, 4.3% finance and insurance, and all other industries individually represent less than 5% of the portfolio.  As of June 30, 2020, the loan portfolio included $892.8 million of unguaranteed 7(a) SBA and USDA loan with exposure to the following top three industries:  15.9% manufacturing, 14.8% retail trade, and 13.7% food services.  The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$919,510	20.9%	$792,263	20.9%
Residential real estate	480,692	10.9%	483,072	12.8%
Construction, land development, and other land	219,261	5.0%	235,794	6.2%
Commercial and industrial	1,200,996	27.4%	1,160,996	30.7%
Paycheck Protection Program	611,664	13.9%	—	0.0%
Installment and other	2,714	0.1%	5,372	0.1%
Leasing financing receivables	160,741	3.7%	158,155	4.2%
Total originated loans and leases	$3,595,578	81.9%	$2,835,652	74.9%
Acquired impaired loans
Commercial real estate	$126,405	2.9%	$135,914	3.6%
Residential real estate	90,784	2.1%	100,223	2.7%
Construction, land development, and other land	4,784	0.1%	5,373	0.1%
Commercial and industrial	13,485	0.3%	16,909	0.4%
Installment and other	226	0.0%	249	0.0%
Total acquired impaired loans	$235,684	5.4%	$258,668	6.8%
Acquired non-impaired loans and leases
Commercial real estate	$305,041	6.9%	$348,365	9.2%
Residential real estate	99,288	2.3%	128,527	3.4%
Construction, land development, and other land	21,958	0.5%	37,490	1.0%
Commercial and industrial	116,668	2.7%	153,660	4.1%
Installment and other	818	0.0%	944	0.0%
Leasing financing receivables	16,087	0.4%	22,355	0.6%
Total acquired non-impaired loans and leases	$559,860	12.7%	$691,341	18.3%
Total loans and leases	$4,391,122	100.0%	$3,785,661	100.0%
Allowance for loan and lease losses	(51,300)		(31,936)
Total loans and leases, net of allowance for loan and lease losses	$4,339,822		$3,753,725

Loans collateralized by real estate comprised 51.6% and 59.8% of the loan and lease portfolio at June 30, 2020 and December 31, 2019, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2020 and December 31, 2019 and totaled $1.4 billion, or 59.6%, of real estate loans and 30.8% of the total loan and lease portfolio at June 30, 2020. At December 31, 2019, commercial real estate loans totaled $1.3 billion and comprised 56.3% of real estate loans and 33.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $135.9 million as of December 31, 2019 to $126.4 million as of June 30, 2020, or 7.0%. At June 30, 2020 and December 31, 2019, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 298.0% and 308.1%, respectively. Non-owner occupied commercial real estate loans were $481.2 million and $459.9 million, or 75.7% and 76.3% of total capital, at June 30, 2020 and December 31, 2019, respectively.

Residential real estate loans totaled $670.8 million at June 30, 2020 compared to $711.8 million at December 31, 2019, a decrease of $41.1 million, or 5.8%. The residential real estate loan portfolio comprised 29.6% and 31.4% of real estate loans as of June 30, 2020 and December 31, 2019, respectively, and 15.3% and 18.8% of total loans and leases at June 30, 2020 and December 31, 2019, respectively. Acquired impaired residential real estate loans decreased from $100.2 million at December 31, 2019 to $90.8 million at June 30, 2020, or 9.4%.

Construction, land development, and other land loans totaled $246.0 million at June 30, 2020 compared to $278.7 million at December 31, 2019, an increase of $32.7 million, or 11.7%. The construction, land development and other land loan portfolio comprised 10.8% and 12.3% of real estate loans at June 30, 2020 and December 31, 2019, respectively, and 5.6% and 7.3% of the total loan and lease portfolio at June 30, 2020 and December 31, 2019, respectively.

Commercial and industrial loans totaled $1.9 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively, an increase of $611.2 million, or 45.9%. The commercial and industrial loan portfolio comprised 44.2% and 35.2% of the total loan and lease portfolio at June 30, 2020 and December 31, 2019, respectively.

Lease financing receivables comprised 4.0% and 4.8% of the loan and lease portfolio at June 30, 2020 and December 31, 2019, respectively. Total lease financing receivables were $176.8 million and $180.5 million at June 30, 2020 and December 31, 2019, respectively, a decrease of $3.7 million, or 2.0%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, we began offering relief through payment deferrals during the first quarter of 2020.  Through June 30, 2020, we approved approximately $619.2 million in payment deferrals, or 16.4% of loans and leases excluding PPP loans at June 30, 2020. The following table shows deferrals by bucket and category at June 30, 2020 (dollars in thousands):

	30 Days		60 Days		90 + Days		Totals
	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial
Principal and Interest	$25,581	77	$10,334	34	$350,873	342	$386,788	453
Principal Only	438	1	833	1	168,994	189	170,265	191
Total commercial deferrals	$26,019	78	$11,167	35	$519,867	531	$557,053	644
Consumer
Interest Only	$—	—	$—	—	$7,168	41	$7,168	41
Principal and Interest	—	—	—	—	14,963	79	$14,963	79
Total consumer deferrals	$—	—	$—	—	$22,131	120	$22,131	120
Leasing
Principal and Interest	$68	2	$1,130	27	$38,793	1,007	$39,991	1,036
Total leasing deferrals	$68	2	$1,130	27	$38,793	1,007	$39,991	1,036
Total deferrals	$26,087	80	$12,297	62	$580,791	1,658	$619,175	1,800

We have identified certain industries that we believe have shown early impact as a result of the COVID-19 pandemic.  As of June 30, 2020, these industries represent approximately 10.5% of our loan and lease portfolio, excluding PPP loans. These industries include restaurants and food services loans of $141.7 million, accommodation loans of $57.7 million, amusement and recreation loans of $53.0 million, nursing and senior residential care loans of $49.3 million, truck transportation loans of $40.1 million, faith-based and not-for-profit loans of $42.9 million, performing arts and spectator sports loans of $10.7 million, and air transportation loans of $2.1 million.  Through June 30, 2020, we have approved approximately $116.7 million of payment deferrals on loans in these select industries.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2020 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$55,785	$41,747	$352,050	$189,033	$101,013	$179,882	$919,510
Residential real estate	22,809	31,058	71,292	58,861	205,416	91,256	480,692
Construction, land development, and other land	2,308	50,350	21,950	138,890	2,453	3,310	219,261
Commercial and industrial	4,911	287,809	135,380	373,490	133,794	265,612	1,200,996
Paycheck protection program	—	—	611,664	—	—	—	611,664
Installment and other	426	625	1,320	37	306	—	2,714
Leasing financing receivables	7,400	—	142,023	—	11,318	—	160,741
Total originated loans and leases	$93,639	$411,589	$1,335,679	$760,311	$454,300	$540,060	$3,595,578
Acquired impaired loans
Commercial real estate	$38,335	$5,218	$73,126	$1,635	$3,747	$4,344	$126,405
Residential real estate	24,048	2,668	39,490	1,715	18,571	4,292	90,784
Construction, land development, and other land	2,166	1,938	681	(1)	—	—	4,784
Commercial and industrial	3,558	3,309	4,468	98	1,640	412	13,485
Installment and other	3	—	41	—	182	—	226
Total acquired impaired loans	$68,110	$13,133	$117,806	$3,447	$24,140	$9,048	$235,684
Acquired non-impaired loans and leases
Commercial real estate	$28,375	$8,922	$146,544	$14,181	$29,665	$77,354	$305,041
Residential real estate	4,051	11,310	30,992	37,766	3,736	11,433	99,288
Construction, land development, and other land	-	3,789	215	17,954	—	—	21,958
Commercial and industrial	6,268	12,102	43,738	25,183	4,235	25,142	116,668
Installment and other	201	43	478	96	—	—	818
Leasing financing receivables	1,061	—	15,026	—	—	—	16,087
Total acquired non-impaired loans and leases	$39,956	$36,166	$236,993	$95,180	$37,636	$113,929	$559,860
Total loans and leases	$201,705	$460,888	$1,690,478	$858,938	$516,076	$663,037	$4,391,122

At June 30, 2020, 54.8% of the loan and lease portfolio bears interest at fixed rates and 45.2% at floating rates. In addition, $597.2 million, or 13.6%, of the loan and lease portfolio has interest rate floors of which $421.4 million were at the interest rate floor as of June 30, 2020.  The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $51.3 million at June 30, 2020 compared to $31.9 million at December 31, 2019, an increase of $19.4 million, or 60.6%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected within originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio as well as commercial loan relationships.  The increase also includes allocations of $13.6 million to address the estimated impact of the COVID-19 pandemic. Economic factors considered in recognizing the additional allocation includes the impact that an increased unemployment rate due to sheltering in place had on a borrowers’ ability to repay loans; and an increase in classified loans.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.17% and 0.84% of total loans and leases at June 30, 2020 and December 31, 2019, respectively. The increase was primarily driven by an increase in specific impairments on non-performing loans, including the unguaranteed portion of U.S. government guaranteed loans, and increases to our general reserve to address the impact of the COVID-19 pandemic.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$—	$53	$2,015	$41,840
Provision (release) for acquired impaired loans	(94)	(242)	(2)	816	—	—	—	478
Provision (release) for acquired non-impaired loans and leases	706	74	19	121	—	—	(25)	895
Provision (release) for originated loans	2,694	1,124	470	9,758	—	(17)	116	14,145
Total provision	$3,306	$956	$487	$10,695	$—	$(17)	$91	$15,518
Charge-offs for acquired impaired loans	(15)	—	—	(78)	—	—	—	(93)
Charge-offs for acquired non-impaired loans and leases	(682)	—	—	(419)	—	—	(63)	(1,164)
Charge-offs for originated loans and leases	(391)	(4)	—	(4,348)	—	—	(498)	(5,241)
Total charge-offs	$(1,088)	$(4)	$—	$(4,845)	$—	$—	$(561)	$(6,498)
Recoveries for acquired impaired loans	16	4	—	29	—	—	—	49
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	31	63
Recoveries for originated loans and leases	3	7	—	80	—	—	238	328
Total recoveries	$41	$11	$—	$119	$—	$—	$269	$440
Less: Net charge-offs (recoveries)	1,047	(7)	—	4,726	—	—	292	6,058
Acquired impaired loans	2,009	763	87	1,877	—	—	—	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,009	$763	$87	$1,877	—	$—	$—	$4,736
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,525	80	—	10,409	—	—	—	14,014
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,576	2,898	1,404	17,822	—	36	1,814	32,550
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Loans and leases ending balance
Acquired impaired loans	$126,405	$90,784	$4,784	$13,485	$—	$226	$—	$235,684
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,751	1,805	4,189	35,545	—	—	—	78,290
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Total loans and leases at June 30, 2020, gross	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122

(as of June 30, 2020)	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.06%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.10%
Originated loans and leases	0.04%	0.00%	0.00%	0.40%	0.00%	0.00%	0.02%	0.46%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.88%	2.07%	0.11%	0.31%	0.00%	0.01%	0.00%	5.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.84%	0.04%	0.10%	0.81%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.05%	13.17%	5.40%	29.20%	13.93%	0.08%	4.03%	92.85%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision for acquired impaired loans	1,068	83	61	782	—	—	—	1,994
Provision (release) for acquired non-impaired loans and leases	1,492	91	27	1,779	—	1	(22)	3,368
Provision (release) for originated loans	5,168	1,566	793	16,680	—	(15)	419	24,611
Total provision	$7,728	$1,740	$881	$19,241	$—	$(14)	$397	$29,973
Charge-offs for acquired impaired loans	(15)	—	—	(78)	—	—	—	(93)
Charge-offs for acquired non-impaired loans and leases	(1,027)	—	—	(547)	—	—	(220)	(1,794)
Charge-offs for originated loans and leases	(598)	(9)	—	(8,178)	—	—	(798)	(9,583)
Total charge-offs	$(1,640)	$(9)	$—	$(8,803)	$—	$—	$(1,018)	$(11,470)
Recoveries for acquired impaired loans	19	5	—	35	—	—	—	59
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	67	99
Recoveries for originated loans and leases	16	15	—	248	—	—	424	703
Total recoveries	$57	$20	$—	$293	$—	$—	$491	$861
Less: Net charge-offs (recoveries)	1,583	(11)	—	8,510	—	—	527	10,609
Acquired impaired loans	2,009	763	87	1,877	—	—	—	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,009	$763	$87	$1,877	—	$—	$—	$4,736
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,525	80	—	10,409	—	—	—	14,014
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,576	2,898	1,404	17,822	—	36	1,814	32,550
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Loans and leases ending balance
Acquired impaired loans	$126,405	$90,784	$4,784	$13,485	$—	$226	$—	$235,684
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,751	1,805	4,189	35,545	—	—	—	78,290
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Total loans and leases at June 30, 2020, gross	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.05%	0.00%	0.00%	0.03%	0.00%	0.00%	0.01%	0.08%
Originated loans and leases	0.03%	0.00%	0.00%	0.39%	0.00%	0.00%	0.02%	0.44%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.88%	2.07%	0.11%	0.31%	0.00%	0.01%	0.00%	5.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.84%	0.04%	0.10%	0.81%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.05%	13.17%	5.40%	29.20%	13.93%	0.08%	4.03%	92.85%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2019	$6,660	$1,970	$536	$15,630	$63	$2,247	$27,106
Provision (release) for acquired impaired loans	324	(100)	15	338	—	—	577
Provision (release) for acquired non impaired loans and leases	1,188	8	22	1,042	1	(63)	2,198
Provision for originated loans	1,183	30	118	1,940	7	338	3,616
Total provision	$2,695	$(62)	$155	$3,320	$8	$275	$6,391
Charge-offs for acquired impaired loans	(110)	—	—	(450)	—	—	(560)
Charge-offs for acquired non-impaired loans and leases	(400)	—	—	(1,243)	—	—	(1,643)
Charge-offs for originated loans and leases	(308)	(9)	—	(134)	(4)	(622)	(1,077)
Total charge-offs	$(818)	$(9)	$—	$(1,827)	$(4)	$(622)	$(3,280)
Recoveries for acquired impaired loans	396	270	—	—	—	—	666
Recoveries for acquired non-impaired loans and leases	1	1	—	—	—	16	18
Recoveries for originated loans and leases	—	1	—	3	—	227	231
Total recoveries	$397	$272	$—	$3	$—	$243	$915
Less: Net charge-offs	421	(263)	—	1,824	4	379	2,365
Acquired impaired loans	1,726	590	15	1,142	2	0	3,475
Acquired non-impaired loans and leases	2,241	16	22	3,068	1	300	5,648
Originated loans and leases	4,967	1,565	654	12,916	64	1,843	22,009
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending ALLL balance
Acquired impaired loans	$1,726	$590	$15	$1,142	$2	$—	$3,475
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,775	22	—	6,489	—	—	9,286
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Loans and leases ending balance
Acquired impaired loans	$151,127	$118,534	$4,220	$20,370	$300	$—	$294,551
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	18,707	2,899	—	24,278	-	—	45,884
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Total loans and leases at June 30, 2019, gross	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	-0.03%	-0.03%	0.00%	0.05%	0.00%	0.00%	-0.01%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.13%	0.00%	0.00%	0.17%
Originated loans and leases	0.04%	0.00%	0.00%	0.01%	0.00%	0.04%	0.09%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.91%	3.07%	0.11%	0.52%	0.01%	0.00%	7.62%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.48%	0.08%	0.00%	0.63%	0.00%	0.00%	1.19%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.55%	16.99%	6.41%	33.03%	0.33%	4.88%	91.19%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	194	(47)	15	681	—	—	843
Provision (release) for acquired non-impaired loans and leases	1,549	(95)	5	1,132	1	(222)	2,370
Provision for originated loans	1,394	298	205	4,539	21	720	7,177
Total provision	$3,137	$156	$225	$6,352	$22	$498	$10,390
Charge-offs for acquired impaired loans	(110)	—	—	(666)	—	—	(776)
Charge-offs for acquired non-impaired loans and leases	(1,751)	—	—	(1,379)	—	—	(3,130)
Charge-offs for originated loans and leases	(308)	(9)	—	(134)	(4)	(1,267)	(1,722)
Total charge-offs	$(2,169)	$(9)	$—	$(2,179)	$(4)	$(1,267)	$(5,628)
Recoveries for acquired impaired loans	398	270	—	4	—	—	672
Recoveries for acquired non-impaired loans and leases	28	2	—	20	—	118	168
Recoveries for originated loans and leases	—	1	—	(3)	—	331	329
Total recoveries	$426	$273	$—	$21	$—	$449	$1,169
Less: Net charge-offs (recoveries)	1,743	(264)	—	2,158	4	818	4,459
Acquired impaired loans	1,726	590	15	1,142	2	—	3,475
Acquired non-impaired loans and leases	2,241	16	22	3,068	1	300	5,648
Originated loans and leases	4,967	1,565	654	12,916	64	1,843	22,009
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Ending ALLL balance
Acquired impaired loans	$1,726	$590	$15	$1,142	$2	$—	$3,475
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,775	22	—	6,489	—	—	9,286
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,433	1,559	676	9,495	65	2,143	18,371
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Loans and leases ending balance
Acquired impaired loans	$151,127	$118,534	$4,220	$20,370	$300	$—	$294,551
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	18,707	2,899	—	24,278	—	—	45,884
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,141,705	656,329	247,728	1,275,922	12,609	188,420	3,522,713
Total loans and leases at June 30, 2019, gross	$1,311,539	$777,762	$251,948	$1,320,570	$12,909	$188,420	$3,863,148
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	-0.02%	-0.01%	0.00%	0.04%	0.00%	0.00%	0.01%
Acquired non-impaired loans and leases	0.09%	0.00%	0.00%	0.08%	0.00%	-0.01%	0.16%
Originated loans and leases	0.02%	0.00%	0.00%	0.01%	0.00%	0.04%	0.08%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.91%	3.07%	0.11%	0.52%	0.01%	0.00%	7.62%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.48%	0.08%	0.00%	0.63%	0.00%	0.00%	1.19%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.55%	16.99%	6.41%	33.03%	0.33%	4.88%	91.19%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing, loans and leases accounted for on a non-accrual basis and accruing restructured loans. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2020 and December 31, 2019 totaled $52.3 million and $47.9 million, respectively, an increase of $4.4 million, or 9.1%, due to the increase in non-accrual loans.

Total non-accrual loans and leases increased by $4.2 million, or 11.7%, between December 31, 2019 and June 30, 2020 mostly due to a net increase in million in commercial real estate loans. The U.S. government guaranteed portion of non-performing loans totaled $3.8 million at June 30, 2020 and $4.2 million at December 31, 2019.

Total OREO decreased from $9.9 million at December 31, 2019 to $8.7 million at June 30, 2020. The $1.2 million decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due decreased from $40.2 million at December 31, 2019 to $12.7 million at June 30, 2020. This represents a decrease of $27.5 million, or 68.5%, and can be attributed to decreases in commercial real estate loans, commercial and industrial loans, and construction, land development, and other land loans, primarily as a result of SBA CARES Act payments and payment deferrals granted to assist customers with their short-term cash flow needs during the COVID-19 pandemic. See Note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$40,505	$36,272
Past due loans and leases 90 days or more and still accruing interest	—	—
Accruing troubled debt restructured loans	3,151	1,771
Total non-performing loans and leases	43,656	38,043
Other real estate owned	8,652	9,896
Total non-performing assets	$52,308	$47,939
Total non-performing loans and leases as a percentage of total loans and leases	0.99%	1.00%
Total non-performing assets as a percentage of total assets	0.82%	0.87%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	117.51%	83.95%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,755	$4,232
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans guaranteed	$3,755	$4,232
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.91%	0.89%
Total non-performing assets not guaranteed as a percentage of total assets	0.76%	0.79%

(1)	Includes $7.4 million and $8.8 million of non-accrual restructured loans at June 30, 2020 and December 31, 2019.
(2)	For the six months ended June 30, 2020, $1.2 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the six months ended June 30, 2020, $253,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at June 30, 2020 were $5.0 billion, representing an increase of $810.8 million, or 19.5%, compared to $4.1 billion at December 31, 2019, driven by an increase in customer liquidity. Non-interest-bearing deposits were $1.8 billion, or 35.7% of total deposits, at June 30, 2020, an increase of $489.0 million, or 38.2%, compared to $1.3 billion at December 31, 2019, or 30.9% of total deposits. Core deposits were 88.7% and 83.1% of total deposits at June 30, 2020 and December 31, 2019, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,692,723	0.00%	$1,254,173	0.00%
Interest checking	392,070	0.17%	333,725	0.54%
Money market accounts	1,214,713	0.31%	695,986	1.03%
Savings	511,049	0.05%	477,775	0.10%
Time deposits (below $100,000)	393,838	1.08%	508,247	1.93%
Time deposits ($100,000 and above)	582,872	1.39%	770,241	2.34%
Total	$4,787,265	0.36%	$4,040,147	0.92%

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,495,761	0.00%	$1,220,266	0.00%
Interest checking	365,487	0.23%	313,499	0.56%
Money market accounts	1,088,459	0.58%	654,723	1.00%
Savings	495,660	0.05%	474,509	0.11%
Time deposits (below $100,000)	427,087	0.00%	483,143	1.80%
Time deposits ($100,000 and above)	618,066	0.00%	754,039	2.33%
Total	$4,490,520	0.54%	$3,900,179	0.90%

Our average cost of deposits was 0.36% during the second quarter of 2020 compared to 0.92% during the second quarter of 2019.  Our average cost of deposits was 0.54% during the six months ended June 30, 2020 compared to 0.90% during the six months ended June 30, 2019.  These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total deposits ratios were 35.4% during the second quarter of 2020 compared to 31.0% during the second quarter of 2019. We had $56.0 million and $41.0 million of brokered time deposits at June 30, 2020 and December 31, 2019, respectively. Our loan and lease to deposit ratio was 88.62% at June 30, 2020 compared to 91.56% at December 31, 2019.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At June 30, 2020
Time Deposits
Three months or less	$220,392
Over three months through six months	103,792
Over six months through 12 months	199,018
Over 12 months	36,724
Total	$559,926

Borrowed Funds

On June 26, 2020, the Company issued $50.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030.  The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate (“SOFR”) plus 588 basis points thereafter until maturity.  The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required.  The subordinated notes are intended to qualify as Tier 2 capital for regulatory capital purposes.  The transaction resulted in debt issuance costs of approximately $1.2 million that will be amortized over 10 years.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At June 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $2.0 billion and $1.9 billion subject to the availability of collateral, respectively. At June 30, 2020, the Company had a $4.0 million FHLB advance with a maturity of May 2021.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System.  The Company utilized the discount window to lower its cost of funds during the six months ended June 30, 2020.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of June 30, 2020 and December 31, 2019.  The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$99,121	$118,684
Maximum outstanding at any month-end period during the year	350,000	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	0.25%	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$349,209	$429,890
Maximum outstanding at any month-end period during the year	499,000	500,000
Balance outstanding at end of period	4,000	500,000
Weighted average interest rate during period	2.00%	2.00%
Weighted average interest rate at end of period	0.00%	2.42%
Line of credit:
Average balance outstanding	$82	$973
Maximum outstanding at any month-end period during the year	1,550	5,680
Balance outstanding at end of period	—	—
Weighted average interest rate during period	18.55%	5.32%
Weighted average interest rate at end of period(1)	N/A	N/A

(1)

Our credit agreement with a third-party lender matures on October 2020. The agreement was further amended in June 2020. The amendment did not extend the maturity date. The line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $6.9 million, from $49.6 million at December 31, 2019 to $56.5 million at June 30, 2020.

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

As of June 30, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $885.0 million from the Federal Reserve Bank (“FRB”). As of June 30, 2020, Byline Bank had open FHLB advances of $4.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.2 billion. In addition, Byline Bank had uncommitted federal funds lines available of $130.0 million and $885.0 million available under the Federal Reserve Bank discount window line at June 30, 2020.

As of December 31, 2019, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $547.8 million from the FRB. As of December 31, 2019, Byline Bank had open advances of $490.0 million and open letters of credit of $20.8 million, leaving us with available aggregate borrowing capacity of $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $547.8 million available under the Federal Reserve Bank discount window line at December 31, 2019.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period.  If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2020 and December 31, 2019, the line of credit had no outstanding balance.

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

On April 21, 2020, Byline Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge PPP loans funded under the CARES Act, to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  PPP loans pledged as collateral will be valued at an amount equal to the principal amount of the PPP loan outstanding at the time the PPP loan is pledged.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, will carry an interest rate of 0.35%, and mature on the maturity date of the corresponding PPP loans pledged as collateral.  The Bank had $449.9 million outstanding under the PPPLF at June 30, 2020.

Capital Resources

Stockholders’ equity at June 30, 2020 was $780.9 million compared to $750.1 million at December 31, 2019, an increase of $30.8 million, or 4.1%. The increase was primarily driven by the increase in accumulated other comprehensive income reflecting the unrealized gains in our available-for-sale securities portfolio in addition to net income generated during the quarter less dividends declared.

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

As of June 30, 2020, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2020 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$712,081	15.86%	$359,161	8.00%	N/A	N/A
Bank	635,920	14.21%	358,043	8.00%	$447,554	10.00%
Tier 1 capital to risk weighted assets:
Company	$608,931	13.56%	$269,371	6.00%	N/A	N/A
Bank	582,770	13.02%	268,532	6.00%	$358,043	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$553,493	12.33%	$202,028	4.50%	N/A	N/A
Bank	582,770	13.02%	201,399	4.50%	$290,910	6.50%
Tier 1 capital to average assets:
Company	$608,931	10.29%	$236,702	4.00%	N/A	N/A
Bank	582,770	9.85%	236,555	4.00%	$295,694	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	$434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	$347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	$282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	$260,809	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2020.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2020 and year ended December 31, 2019, the Company received $7.5 million and $13.5 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s currently outstanding common stock. Shares repurchased will be available for issuance under the Company’s equity incentive plans and for other general corporate purposes.  The program will be in effect until December 31, 2020, unless terminated earlier.  The Company repurchased 118,486 shares, or approximately $1.7 million, of stock during the first six months of 2020 under this program, which were recorded as treasury shares on the trade date as a reduction in stockholders’ equity.  This program was paused in March 2020.

On June 11, 2020, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.03 per share for the second quarter of 2020, which totaled $1.2 million. The dividend was paid on July 7, 2020 to stockholders of record on June 23, 2020.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Byline Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties). At June 30, 2020, commercial line of credit usage was $1.3 billion, or 58.5% of available lines compared to $1.2 billion, or 58.7% of available lines at December 31, 2019.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 10.00% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2020 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2020
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$—	$—	$—
Other interest rate swaps—pay fixed, receive floating	373,862	20,084	21,370
Other credit derivatives	8,870	—	23

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income and earnings per share excluding significant items
Reported Net Income	$9,139	$13,211	$12,105	$25,808
Significant items:
Impairment charges on assets held for sale	—	—	715	392
Merger-related expense	—	3,152	—	3,170
Core system conversion expense	—	394	—	1,924
Tax benefit on impairment charges and merger-related expenses	—	(842)	(199)	(1,382)
Adjusted Net Income	$9,139	$15,915	$12,621	$29,912
Reported Diluted Earnings per Share	$0.24	$0.34	$0.31	$0.68
Significant items:
Impairment charges on assets held for sale	—	—	0.02	0.01
Merger-related expense	—	0.08	—	0.09
Core system conversion expense	—	0.01	—	0.05
Tax benefit on impairment charges and merger-related expenses	—	(0.02)	(0.01)	(0.04)
Adjusted Diluted Earnings per Share	$0.24	$0.41	$0.32	$0.79

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Adjusted non-interest expense:
Non-interest expense	$37,012	$43,954	$80,539	$84,633
Less significant items:
Impairment charges on assets held for sale	—	—	715	392
Merger-related expense	—	3,152	—	3,170
Core system conversion expense	—	394	—	1,924
Adjusted non-interest expense	$37,012	$40,408	$79,824	$79,147
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$37,012	$40,408	$79,824	$79,147
Less: Amortization of intangible assets	1,892	1,959	3,785	3,732
Adjusted non-interest expense excluding amortization of intangible assets	$35,120	$38,449	$76,039	$75,415
Pre-tax pre-provision net income:
Pre-tax income	$12,867	$18,286	$16,883	$35,681
Add: Provision for loan and lease losses	15,518	6,391	29,973	10,390
Pre-tax pre-provision net income	$28,385	$24,677	$46,856	$46,071
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$28,385	$24,677	$46,856	$46,071
Impairment charges on assets held for sale	—	—	715	392
Merger-related expense	—	3,152	—	3,170
Core system conversion expense	—	394	—	1,924
Adjusted pre-tax pre-provision net income	$28,385	$28,223	$47,571	$51,557
Total revenues:
Net interest income	$52,609	$54,448	$105,434	$104,533
Add: non-interest income	12,788	14,183	21,961	26,171
Total revenues	$65,397	$68,631	$127,395	$130,704
Tangible common stockholders' equity:
Total stockholders' equity	$780,935	$717,675	$780,935	$717,675
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill and other intangibles	176,470	181,546	176,470	181,546
Tangible common stockholders' equity	$594,027	$525,691	$594,027	$525,691
Tangible assets:
Total assets	$6,393,518	$5,391,236	$6,393,518	$5,391,236
Less: Goodwill and other intangibles	176,470	181,546	176,470	181,546
Tangible assets	$6,217,048	$5,209,690	$6,217,048	$5,209,690
Average tangible common stockholders' equity:
Average total stockholders' equity	$775,879	$696,928	$770,653	$678,146
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill and other intangibles	177,440	175,236	178,428	168,120
Average tangible common stockholders' equity	$588,001	$511,254	$581,787	$499,588
Average tangible assets:
Average total assets	$6,186,974	$5,274,820	$5,876,463	$5,120,122
Less: Average goodwill and other intangibles	177,440	175,236	178,428	168,120
Average tangible assets	$6,009,534	$5,099,584	$5,698,035	$4,952,002
Tangible net income available to common stockholders:
Net income available to common stockholders	$8,944	$13,016	$11,714	$25,417
Add: After-tax intangible asset amortization	1,365	1,413	2,731	2,692
Tangible net income available to common stockholders	$10,309	$14,429	$14,445	$28,109
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$10,309	$14,429	$14,445	$28,109
Impairment charges on assets held for sale	—	—	715	392
Merger-related expense	—	3,152	—	3,170
Core system conversion expense	—	394	—	1,924
Tax benefit on significant items	—	(842)	(199)	(1,382)
Adjusted tangible net income available to common stockholders	$10,309	$17,133	$14,961	$32,213

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$28,385	$24,677	$46,856	$46,071
Average total assets	6,186,974	5,274,820	5,876,463	5,120,122
Pre-tax pre-provision return on average assets	1.85%	1.88%	1.60%	1.81%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$28,385	$28,223	$47,571	$51,557
Average total assets	6,186,974	5,274,820	5,876,463	5,120,122
Adjusted pre-tax pre-provision return on average assets:	1.85%	2.15%	1.63%	2.03%
Non-interest income to total revenues:
Non-interest income	$12,788	$14,183	$21,961	$26,171
Total revenues	65,397	68,631	127,395	130,704
Non-interest income to total revenues	19.56%	20.67%	17.24%	20.02%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$37,012	$40,408	$79,824	$79,147
Average total assets	6,186,974	5,274,820	5,876,463	5,120,122
Adjusted non-interest expense to average assets	2.41%	3.07%	2.73%	3.12%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$35,120	$38,449	$76,039	$75,415
Total revenues	65,397	68,631	127,395	130,704
Adjusted efficiency ratio	53.70%	56.02%	59.69%	57.70%
Adjusted return on average assets:
Adjusted net income	$9,139	$15,915	$12,621	$29,912
Average total assets	6,186,974	5,274,820	5,876,463	5,120,122
Adjusted return on average assets	0.59%	1.21%	0.43%	1.18%
Adjusted return on average stockholders' equity:
Adjusted net income	$9,139	$15,915	$12,621	$29,912
Average stockholders' equity	775,879	696,928	770,653	678,146
Adjusted return on average stockholders' equity	4.74%	9.16%	3.29%	8.90%
Tangible common equity to tangible assets:
Tangible common equity	$594,027	$525,691	$594,027	$525,691
Tangible assets	6,217,048	5,209,690	6,217,048	5,209,690
Tangible common equity to tangible assets	9.55%	10.09%	9.55%	10.09%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$10,309	$14,429	$14,445	$28,109
Average tangible common stockholders' equity	588,001	511,254	581,787	499,588
Return on average tangible common stockholders' equity:	7.05%	11.32%	4.99%	11.35%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$10,309	$17,133	$14,961	$32,213
Average tangible common stockholders' equity	588,001	511,254	581,787	499,588
Adjusted return on average tangible common stockholders' equity	7.05%	13.44%	5.17%	13.00%
Tangible book value per share:
Tangible common equity	$594,027	$525,691	$594,027	$525,691
Common shares outstanding	38,388,217	38,115,219	38,388,217	38,115,219
Tangible book value per share	$15.47	$13.79	$15.47	$13.79

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.

We seek to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, negotiable order of withdrawal accounts, savings accounts and money market deposits accounts) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, and other items affecting earnings.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of June 30, 2020, we had a notional amount of $373.9 million of interest rate swaps outstanding. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan and lease portfolio by adhering to well-defined underwriting criteria and account administration standards established by management and overseen by the Bank’s loan committee. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings, and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2020 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, 300, and 400 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of June 30, 2020	June 30, 2021	June 30, 2022
Immediate Shifts
+400 basis points	18.1%	30.6%
+300 basis points	13.6%	23.5%
+200 basis points	9.0%	15.9%
+100 basis points	4.0%	7.4%
-100 basis points	(2.3)%	(3.9)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.3%
+100 basis points	2.3%
-100 basis points	(0.9)%

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes.

These simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as noted below, there have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2019 that was filed with the SEC on March 12, 2020 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 that was filed with the SEC on May 5, 2020:

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

Coronavirus disease 2019 known as COVID-19, which has been identified as a pandemic by the World Health Organization, is causing worldwide health and other concerns as well as significant economic disruption in the United States and globally. In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin. While the scope, duration and full effects of the pandemic are not fully known, the pandemic and its associated impacts have had, are currently having and may for some time continue to have a destabilizing and negative effect on U.S. and global financial and capital markets. The pandemic has impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, increased unemployment levels, decreased consumer confidence generally and has generally caused significant disruption in global, national and local economic and business activity.

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

The pandemic could cause us to experience higher credit losses in our loan and lease portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. The effects of COVID-19 could be particularly pronounced with respect to certain sectors of our loan portfolio, and we have identified certain industries that we believe have shown early impact as a result of the COVID-19 pandemic. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. Significant loan losses could adversely impact Byline Bank’s capital ratios, which could prevent Byline Bank from paying dividends to the Company, which dividends—along with cash on hand—are used to service our debt obligations.

We have approved COVID-19 related payment deferals on certain loans and leases primarily relating to our commercial banking customers. We have also assisted our customers’ cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

Due in large part to actions taken by the Federal Reserve to lower interest rates in response to the severe financial market reaction to the COVID-19 outbreak, market interest rates have declined significantly. We expect that these reductions in interest rates, especially if prolonged, will adversely affect our net interest income, margins, lending activity and profitability. Our assets and liabilities may be significantly impacted by changes in interest rates.

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

Our workforce has been, is, and may continue to be impacted by COVID-19, and no assurance can be given that the precautions we have taken to protect our employees and customers will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our pandemic response plan and the efforts we have taken to adapt our work and business to the current environment has resulted in and will continue to require us to incur increased expenses.

COVID-19 may heighten certain material risks relating to our business described under ‘‘Risk Factors’’ in our Annual Report on Form 10-K filed for the year ended December 31, 2019 that was filed with the SEC on March 12, 2020.

Our active participation in the PPP may subject us to litigation and compliance risk.

Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Federal and state governments have recently enacted laws intending to stimulate the economy during this time. President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") on March 27, 2020, which, among other things, initiated the Paycheck Protection Program (the "PPP") under the Small Business Administration ("SBA"). On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 24, 2020 the Federal government funded an additional $310.0 billion to the PPP. As a preferred SBA lender, we assisted our customers in participating in both the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. We understand that these loans are fully guaranteed by the U.S. government and believe many of these loans will be forgiven. However, in the event of a loss resulting from a default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding the operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from us. In addition, there can be no assurance that the PPP borrowers will ultimately use the funds appropriately in order to qualify for forgiveness under the program. In addition, the PPP forgiveness requirements and terms remain uncertain and subject to change.

        Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted Byline Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Also, the PPP may be subject to scrutiny from federal and state enforcement authorities, oversight agencies and regulators. As a result, we also could become subject to regulatory review regarding our participation in the PPP. Any financial liability, litigation costs, reputational damage or regulatory compliance issues caused by PPP-related litigation or as a result of our participation in the PPP could have a material adverse impact on our reputation, business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be in effect until December 31, 2020 unless terminated earlier. The Company determined to pause the program in March 2020. Accordingly, no shares were repurchases during the second quarter of 2020. The total remaining authorization under the program was 1,131,514 shares as of June 30, 2020.

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

10.1#	Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded with the Inline XBRL document.

(a)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

#	Denotes management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Byline Bancorp, Inc.
Date: August 10, 2020	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)