Form 10-Q
period 2020-09-30
BYLINE BANCORP, INC.
filed 2020-11-06
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 38,583,901 shares outstanding as of November 5, 2020

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2020

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements. The Unaudited Interim Condensed Consolidated Financial Statements of Byline Bancorp, Inc. filed as part of the report are as follows:	3
	Condensed Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	8
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	91
Item 4.	Controls and Procedures	93

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94
Item 3.	Defaults Upon Senior Securities	94
Item 4.	Mine Safety Disclosures	94
Item 5.	Other Information	94
Item 6.	Exhibits	95

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$47,433	$48,228
Interest bearing deposits with other banks	53,645	32,509
Cash and cash equivalents	101,078	80,737
Equity and other securities, at fair value	8,335	8,031
Securities available-for-sale, at fair value	1,509,211	1,186,292
Securities held-to-maturity, at amortized cost (fair value at September 30, 2020—$4,589, December 31, 2019—$4,498)	4,400	4,412
Restricted stock, at cost	9,652	22,127
Loans held for sale	49,049	11,732
Loans and leases:
Loans and leases	4,374,517	3,785,661
Allowance for loan and lease losses	(61,258)	(31,936)
Net loans and leases	4,313,259	3,753,725
Servicing assets, at fair value	21,267	19,471
Premises and equipment, net	94,638	96,140
Other real estate owned, net	8,150	9,896
Goodwill and other intangible assets, net	174,523	180,255
Bank-owned life insurance	9,952	9,750
Deferred tax assets, net	35,945	38,315
Accrued interest receivable and other assets	157,054	100,926
Total assets	$6,496,513	$5,521,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,718,682	$1,279,641
Interest-bearing deposits	3,091,563	2,867,936
Total deposits	4,810,245	4,147,577
Other borrowings	710,560	539,638
Subordinated notes, net	73,299	—
Junior subordinated debentures issued to capital trusts, net	36,331	37,334
Accrued interest payable and other liabilities	71,382	47,145
Total liabilities	5,701,817	4,771,694
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	383	379
Additional paid-in capital	586,057	580,965
Retained earnings	180,162	159,033
Treasury stock, at cost	(1,668)	—
Accumulated other comprehensive income (loss), net of tax	19,324	(700)
Total stockholders’ equity	794,696	750,115
Total liabilities and stockholders’ equity	$6,496,513	$5,521,809

	September 30, 2020		December 31, 2019

	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	38,687,402	10,438	38,256,500
Shares outstanding	10,438	38,568,916	10,438	38,256,500
Treasury shares	—	118,486	—	—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$51,036	$63,391	$155,347	$177,298
Interest on securities	7,070	7,040	22,616	19,807
Other interest and dividend income	128	598	1,342	1,794
Total interest and dividend income	58,234	71,029	179,305	198,899
INTEREST EXPENSE
Deposits	2,760	9,618	14,810	27,000
Other borrowings	465	2,835	2,838	7,266
Subordinated notes and debentures	1,485	738	2,699	2,262
Total interest expense	4,710	13,191	20,347	36,528
Net interest income	53,524	57,838	158,958	162,371
PROVISION FOR LOAN AND LEASE LOSSES	15,740	5,931	45,713	16,321
Net interest income after provision for loan and lease losses	37,784	51,907	113,245	146,050
NON-INTEREST INCOME
Fees and service charges on deposits	1,603	1,612	4,731	4,823
Loan servicing revenue	2,936	2,692	8,674	7,861
Loan servicing asset revaluation	1,122	(1,610)	(2,653)	(4,094)
ATM and interchange fees	1,028	973	3,089	2,635
Net gains on sales of securities available-for-sale	1,037	178	2,412	1,151
Change in fair value of equity securities, net	154	(15)	301	1,035
Net gains on sales of loans	12,671	9,405	23,900	23,110
Wealth management and trust income	693	653	1,970	1,874
Other non-interest income	1,008	918	1,789	2,582
Total non-interest income	22,252	14,806	44,213	40,977
NON-INTEREST EXPENSE
Salaries and employee benefits	23,126	24,537	67,197	71,081
Occupancy and equipment expense, net	5,220	4,512	16,103	14,530
Loan and lease related expenses	2,053	1,949	4,624	5,367
Legal, audit and other professional fees	2,390	4,066	6,802	9,113
Data processing	2,661	4,062	8,152	11,055
Net loss recognized on other real estate owned and other related expenses	349	95	1,324	543
Other intangible assets amortization expense	1,947	2,003	5,732	5,735
Other non-interest expense	3,959	4,224	12,310	12,657
Total non-interest expense	41,705	45,448	122,244	130,081
INCOME BEFORE PROVISION FOR INCOME TAXES	18,331	21,265	35,214	56,946
PROVISION FOR INCOME TAXES	5,260	5,923	10,038	15,796
NET INCOME	13,071	15,342	25,176	41,150
Dividends on preferred shares	196	196	587	587
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,875	$15,146	$24,589	$40,563
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.40	$0.65	$1.09
Diluted	$0.34	$0.39	$0.64	$1.07

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$13,071	$15,342	$25,176	$41,150
Securities available-for-sale
Unrealized holding gains arising during the period	33	3,992	30,100	24,954
Reclassification adjustments for net gains included in net income	(1,037)	(178)	(2,412)	(1,151)
Tax effect	280	(1,062)	(7,710)	(6,762)
Net of tax	(724)	2,752	19,978	17,041
Cash flow hedges
Unrealized holding losses arising during the period	—	(251)	—	(5,484)
Reclassification adjustments for net losses (gains) included in net income	22	(363)	64	(1,643)
Tax effect	(7)	171	(18)	1,985
Net of tax	15	(443)	46	(5,142)
Total other comprehensive income (loss)	(709)	2,309	20,024	11,899
Comprehensive income	$12,362	$17,651	$45,200	$53,049

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020

(UNAUDITED)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$(700)	$—	$750,115
Net income	—	—	—	—	—	2,966	—	—	2,966
Other comprehensive income, net of tax	—	—	—	—	—	—	11,048	—	11,048
Issuance of common stock upon exercise of stock options	—	—	55,402	1	676	—	—	—	677
Restricted stock activity	—	—	174,036	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	15,569	—	268	—	—	—	268
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,151)	—	—	(1,151)
Repurchase of common stock	—	—	(118,486)	—	—	—	—	(1,668)	(1,668)
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Balance, March 31, 2020	10,438	$10,438	38,383,021	$380	$582,517	$160,652	$10,348	$(1,668)	$762,667
Net income	—	—	—	—	—	9,139	—	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	—	9,685	—	9,685
Issuance of common stock upon exercise of stock options	—	—	5,196	—	56	—	—	—	56
Restricted stock activity	—	—	—	1	(1)	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,152)	—	—	(1,152)
Share-based compensation expense	—	—	—	—	735	—	—	—	735
Balance, June 30, 2020	10,438	$10,438	38,388,217	$381	$583,307	$168,444	$20,033	$(1,668)	$780,935
Net income	—	—	—	—	—	13,071	—	—	13,071
Other comprehensive loss, net of tax	—	—	—	—	—	—	(709)	—	(709)
Issuance of common stock upon exercise of stock options	—	—	165,375	1	1,814	—	—	—	1,815
Restricted stock activity	—	—	(5,886)	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	21,210	1	268	—	—	—	269
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,157)	—	—	(1,157)
Share-based compensation expense	—	—	—	—	668	—	—	—	668
Balance, September 30, 2020	10,438	$10,438	38,568,916	$383	$586,057	$180,162	$19,324	$(1,668)	$794,696

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,176	$41,150
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	45,713	16,321
Impairment loss on assets held for sale	747	459
Depreciation and amortization of premises and equipment	4,849	4,701
Change in fair value of equity securities, net	(301)	(1,035)
Net amortization of securities	5,445	1,756
Net gains on sales of securities available-for-sale	(2,412)	(1,151)
Net loss on disposal of premises and equipment	157	—
Net gains on sales of assets held for sale	—	(82)
Net gains on sales of loans	(23,900)	(23,110)
Originations of U.S. government guaranteed loans	(301,177)	(226,465)
Proceeds from U.S. government guaranteed loans sold	232,251	229,617
Accretion of premiums and discounts on acquired loans, net	(10,754)	(17,771)
Net change in servicing assets	(1,796)	(246)
Net valuation adjustments on other real estate owned	1,043	189
Net gains on sales of other real estate owned	(44)	(11)
Amortization of intangible assets	5,732	5,735
Amortization of time deposit premium	(56)	(145)
Amortization of subordinated notes issuance cost	41	—
Accretion of junior subordinated debentures discount	385	439
Share-based compensation expense	2,011	1,058
Deferred tax provision, net of valuation	2,643	2,366
Increase in cash surrender value of bank owned life insurance	(202)	(253)
Loss on redemption of junior subordinated debentures	112	—
Changes in assets and liabilities:
Accrued interest receivable	(3,052)	(2,826)
Other assets	(109)	(13,788)
Accrued interest payable	(1,153)	1,213
Accrued expenses and other liabilities	21,705	(5,955)
Net cash provided by operating activities	3,054	12,166
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(742,303)	(310,950)
Proceeds from maturities and calls of securities available-for-sale	173,581	76,800
Proceeds from paydowns of securities available-for-sale	189,913	69,255
Proceeds from sales of securities available-for-sale	80,509	92,103
Purchases of Federal Home Loan Bank stock	(52,585)	(28,170)
Federal Home Loan Bank stock repurchases	65,060	23,455
Proceeds from other loans sold	—	710
Net change in loans and leases	(596,536)	(64,290)
Purchases of premises and equipment	(4,148)	(2,291)
Proceeds from sales of premises and equipment	32	—
Proceeds from sales of assets held for sale	—	1,373
Proceeds from sales of other real estate owned	874	1,619
Net cash received in acquisition of business	—	4,306
Proceeds from bank owned life insurance death benefit	69	—
Net cash used in investing activities	(885,534)	(136,080)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$662,724	$40,372
Proceeds from short-term borrowings	6,407,800	6,364,280
Repayments of short-term borrowings	(6,682,800)	(6,294,235)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPFL) advances	449,889	—
Repayments of PPPLF advances	(279)	—
Proceeds from subordinated notes, net	73,258	—
Repayments of junior subordinated debentures	(1,500)	—
Net decrease in securities sold under agreements to repurchase	(3,688)	(1,876)
Dividends paid on preferred stock	(587)	(587)
Dividends paid on common stock	(3,412)	—
Proceeds from issuance of common stock upon exercise of stock options	2,548	2,359
Proceeds from issuance of common stock	537	580
Repurchases of common stock	(1,668)	—
Net cash provided by financing activities	902,822	110,893
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,341	(13,021)
CASH AND CASH EQUIVALENTS, beginning of period	80,737	121,860
CASH AND CASH EQUIVALENTS, end of period	$101,078	$108,839
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$21,130	$35,021
Cash paid during the period for taxes	$7,697	$16,090
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of securities from held-to-maturity to available-for-sale	$—	$94,837
Reclassification of equity and other securities	$—	$6,609
Delayed payments of mortgage-backed securities	$492	$720
Due from counterparties	$82,980	$47,045
Total assets acquired from acquisition	$—	$323,914
Value ascribed to goodwill	$—	$17,461
Total liabilities assumed from acquisition	$—	$305,892
Common stock issued due to acquisition of business	$—	$29,320
Common dividend declared, not paid	$1,196	$—

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these condensed consolidated financial statements.

The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are not required.

No subsequent events were identified that would have required a change to the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The transaction resulted in goodwill of $20.2 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. The Company incurred Oak Park River Forest merger-related expenses, including acquisition advisory expenses, of $2.3 million for the year ended December 31, 2019, including $2.3 million for the nine months ended September 30, 2019. The Company incurred merger-related income of $135,000 for the three months ended September 30, 2019, resulting from a legal fee credit. Core system conversion expenses were $2.0 million related to the Oak Park River Forest acquisition for the year ended December 31, 2019.  Core system conversion expenses of $1.2 million and $1.9 million related to the Oak Park River Forest acquisition were recognized during the three and nine months ended September 30, 2019, respectively. These expenses are reflected in non-interest expense on the Consolidated Statements of Operations.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2019, as if the acquisition had occurred on January 1, 2019. The pro forma results combine the historical results of Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, and borrowings, net of discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table for the nine months ended September 30, 2019.

For the Nine Months Ended
September 30,
2019
Total revenues (net interest income and non-interest income)	$208,519
Net income	$43,160
Earnings per share—basic	$1.13
Earnings per share—diluted	$1.11

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

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$25,456	$495	$—	$25,951
U.S. Government agencies	104,253	814	(357)	104,710
Obligations of states, municipalities, and political subdivisions	103,895	4,417	—	108,312
Residential mortgage-backed securities
Agency	807,798	16,594	(355)	824,037
Non-agency	62,775	1,321	—	64,096
Commercial mortgage-backed securities
Agency	256,830	7,415	(513)	263,732
Non-agency	11,215	428	—	11,643
Corporate securities	56,059	1,364	(215)	57,208
Asset-backed securities	50,354	89	(921)	49,522
Total	$1,478,635	$32,937	$(2,361)	$1,509,211

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,400	$189	$—	$4,589
Total	$4,400	$189	$—	$4,589

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$41,403	$427	$—	$41,830
U.S. Government agencies	165,162	542	(754)	164,950
Obligations of states, municipalities, and political subdivisions	92,806	2,075	(49)	94,832
Residential mortgage-backed securities
Agency	490,427	2,163	(2,354)	490,236
Non-agency	109,501	593	(272)	109,822
Commercial mortgage-backed securities
Agency	159,650	1,092	(1,041)	159,701
Non-agency	31,144	130	—	31,274
Corporate securities	48,796	571	(37)	49,330
Asset-backed securities	44,515	—	(198)	44,317
Total	$1,183,404	$7,593	$(4,705)	$1,186,292

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,412	$86	$—	$4,498
Total	$4,412	$86	$—	$4,498

The Company did not classify securities as trading during the three or nine months ended September 30, 2020 or during 2019.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	7	$50,779	$(357)	$—	$—	$50,779	$(357)
Obligations of states, municipalities and political subdivisions	1	126	—	—	—	126	—
Residential mortgage-backed securities
Agency	11	116,877	(349)	503	(6)	117,380	(355)
Commercial mortgage-backed securities
Agency	7	59,474	(513)	—	—	59,474	(513)
Corporate securities	7	12,304	(215)	—	—	12,304	(215)
Asset-backed securities	8	19,239	(301)	19,200	(620)	38,439	(921)
Total	41	$258,799	$(1,735)	$19,703	$(626)	$278,502	$(2,361)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	8	$49,318	$(662)	$20,283	$(92)	$69,601	$(754)
Obligations of states, municipalities and political subdivisions	7	13,309	(45)	1,419	(4)	14,728	(49)
Residential mortgage-backed securities
Agency	50	132,703	(666)	193,363	(1,688)	326,066	(2,354)
Non-agency	9	36,902	(206)	10,126	(66)	47,028	(272)
Commercial mortgage-backed securities
Agency	13	67,649	(563)	32,678	(478)	100,327	(1,041)
Corporate securities	4	6,103	(37)	—	—	6,103	(37)
Asset-backed securities	8	37,738	(198)	—	—	37,738	(198)
Total	99	$343,722	$(2,377)	$257,869	$(2,328)	$601,591	$(4,705)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 41 securities available-for-sale with unrealized losses at September 30, 2020. There were no securities held-to-maturity with unrealized losses at September 30, 2020. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three and nine months ended September 30, 2020 and 2019 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds	$35,092	$32,509	$80,509	$92,103
Gross gains	1,037	225	2,494	1,274
Gross losses	—	47	82	123

There were $1.0 million and $2.4 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2020, respectively. There were $178,000 and $1.2 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2019, respectively.

Securities posted as collateral were $994.1 million and $552.4 million at September 30, 2020 and December 31, 2019, respectively, of which carrying amounts of $407.9 million and $301.1 million were pledged at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $346.4 million and $240.4 million, respectively, and for customer repurchase agreements of $56.4 million and $55.7 million, respectively. At September 30, 2020 and December 31, 2019, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2020, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$26,009	$26,278
Due from one to five years	46,331	48,014
Due from five to ten years	163,361	166,150
Due after ten years	104,316	105,261
Mortgage-backed securities	1,138,618	1,163,508
Total	$1,478,635	$1,509,211
Held-to-maturity
Due in one year or less	$502	$505
Due from one to five years	3,898	4,084
Total	$4,400	$4,589

Note 5—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2020	2019
Commercial real estate	$1,345,060	$1,275,058
Residential real estate	632,890	711,499
Construction, land development, and other land	239,694	279,403
Commercial and industrial	1,326,059	1,330,418
Paycheck Protection Program ("PPP")	635,378	—
Installment and other	3,072	6,484
Lease financing receivables	196,977	177,774
Total loans and leases	4,379,130	3,780,636
Net unamortized deferred fees and costs	(7,725)	2,289
Initial direct costs	3,112	2,736
Allowance for loan and lease losses	(61,258)	(31,936)
Net loans and leases	$4,313,259	$3,753,725

	September 30,	December 31,
	2020	2019
Lease financing receivables
Net minimum lease payments	$209,606	$193,359
Unguaranteed residual values	5,207	1,347
Unearned income	(17,836)	(16,932)
Total lease financing receivables	196,977	177,774
Initial direct costs	3,112	2,736
Lease financial receivables before allowance for lease losses	$200,089	$180,510

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At September 30, 2020 and December 31, 2019, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $765.7 million and $119.8 million, respectively. At September 30, 2020 and December 31, 2019, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.7 million and $23.1 million, respectively, which are included in total loans and leases. At September 30, 2020 and December 31, 2019, installment and other loans included overdraft deposits of $301,000 and $852,000, respectively, which were reclassified as loans. At September 30, 2020 and December 31, 2019, loans and leases and loans held for sale pledged as security for borrowings were $2.4 billion and $1.8 billion, respectively.

The minimum annual lease payments for lease financing receivables as of September 30, 2020 are summarized as follows:

Minimum Lease Payments
2020	$18,955
2021	73,625
2022	55,426
2023	35,413
2024	18,775
Thereafter	7,412
Total	$209,606

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2020 and December 31, 2019:

September 30, 2020	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$919,862	$117,114	$310,879	$1,347,855
Residential real estate	458,364	84,197	90,835	633,396
Construction, land development, and other land	234,017	4,804	213	239,034
Commercial and industrial	1,214,099	10,489	104,221	1,328,809
Paycheck Protection Program	622,191	—	—	622,191
Installment and other	2,346	214	583	3,143
Lease financing receivables	185,700	—	14,389	200,089
Total loans and leases	$3,636,579	$216,818	$521,120	$4,374,517

December 31, 2019	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$792,263	$135,914	$348,365	$1,276,542
Residential real estate	483,072	100,223	128,527	711,822
Construction, land development, and other land	235,794	5,373	37,490	278,657
Commercial and industrial	1,160,996	16,909	153,660	1,331,565
Installment and other	5,372	249	944	6,565
Lease financing receivables	158,155	—	22,355	180,510
Total loans and leases	$2,835,652	$258,668	$691,341	$3,785,661

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $5.0 million and $2.8 million, at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$163,146	$117,114	$189,969	$135,914
Residential real estate	132,232	84,197	151,641	100,223
Construction, land development, and other land	14,085	4,804	14,841	5,373
Commercial and industrial	16,287	10,489	23,330	16,909
Installment and other	934	214	1,099	249
Total acquired impaired loans	$326,684	$216,818	$380,880	$258,668

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$31,868	$46,538	$40,009	$37,115
Additions	—	—	—	8,501
Accretion to interest income	(5,763)	(7,703)	(15,420)	(17,772)
Reclassification from nonaccretable difference, net	5,727	5,153	7,243	16,144
Ending balance	$31,832	$43,988	$31,832	$43,988

Acquired non-impaired loans and leases—The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million in 2019. Refer to Note 3—Acquisition for additional information regarding the transaction.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$318,725	$310,879	$356,787	$348,365
Residential real estate	91,947	90,835	130,412	128,527
Construction, land development, and other land	280	213	38,416	37,490
Commercial and industrial	107,558	104,221	159,599	153,660
Installment and other	602	583	971	944
Lease financing receivables	15,930	14,389	23,976	22,355
Total acquired non-impaired loans and leases	$535,042	$521,120	$710,161	$691,341

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2020 and 2019 are as follows:

September 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Provisions	6,421	291	1,029	7,603	—	1	395	15,740
Charge-offs	(1,566)	(250)	(701)	(3,254)	—	—	(374)	(6,145)
Recoveries	19	8	53	83	—	—	200	363
Ending balance	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Nine months ended
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provisions	14,149	2,031	1,910	26,844	—	(13)	792	45,713
Charge-offs	(3,206)	(259)	(701)	(12,057)	—	—	(1,392)	(17,615)
Recoveries	76	28	53	376	—	—	691	1,224
Ending balance	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Ending balance:
Individually evaluated for impairment	$4,516	$77	$—	$10,189	$—	$—	$—	$14,782
Collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Loans acquired with deteriorated credit quality	2,643	300	187	1,901	—	—	—	5,031
Total allowance for loan and lease losses	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$39,001	$1,636	$—	$37,253	$—	$—	$—	$77,890
Collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Loans acquired with deteriorated credit quality	117,114	84,197	4,804	10,489	—	214	—	216,818
Total loans and leases	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517

September 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Provisions	1,075	74	125	4,198	(12)	471	5,931
Charge-offs	(1,459)	—	—	(3,561)	(1)	(665)	(5,686)
Recoveries	3	6	—	20	1	178	208
Ending balance	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Nine months ended
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provisions	4,212	230	350	10,550	10	969	16,321
Charge-offs	(3,628)	(9)	—	(5,740)	(5)	(1,932)	(11,314)
Recoveries	429	279	—	41	1	627	1,377
Ending balance	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending balance:
Individually evaluated for impairment	$2,728	$39	$—	$6,795	$—	$—	$9,562
Collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Loans acquired with deteriorated credit quality	1,367	600	14	819	2	—	2,802
Total allowance for loan and lease losses	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$24,071	$2,374	$—	$26,731	$—	$—	$53,176
Collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Loans acquired with deteriorated credit quality	142,435	109,409	4,562	18,349	267	—	275,022
Total loans and leases	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090

The Company increased the allowance for loan and lease losses by $10.0 million and $29.3 million for the three and nine months ended September 30, 2020, respectively, and by $453,000 and $6.4 million for the three and nine months ended September 30, 2019, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $295,000 and $2.3 million for the three and nine months ended September 30, 2020, respectively. The Company decreased the allowance for loan and lease losses by $480,000 and increased them by $260,000 for the three and nine months ended September 30, 2019, respectively.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $768,000 and $4.1 million for the three and nine months ended September 30, 2020, respectively, and by $276,000 and $2.9 million for the three and nine months ended September 30, 2019, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $8.9 million and $23.0 million for the three and nine months ended September 30, 2020, respectively, and by $850,000 and $3.4 million for the three and nine months ended September 30, 2019, respectively.

An allowance for loan and lease loss allocation has not been made for Paycheck Protection Program (“PPP”) loans as the loans have a 100% SBA guarantee. On a quarterly basis, the Company assesses the collectability of its government guarantee using historical experience.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of September 30, 2020 and December 31, 2019, which exclude acquired impaired loans.  For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$26,129	$27,378	$—
Residential real estate	1,364	1,451	—
Commercial and industrial	19,010	20,698	—
With an allowance recorded
Commercial real estate	12,872	14,624	4,516
Residential real estate	272	274	77
Commercial and industrial	18,243	19,738	10,189
Total impaired loans	$77,890	$84,163	$14,782

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$16,556	$19,808	$—
Residential real estate	2,165	2,253	—
Construction, land development, and other land	2,644	3,000	—
Commercial and industrial	19,211	20,398	—
With an allowance recorded
Commercial real estate	9,840	10,691	2,614
Residential real estate	233	233	124
Commercial and industrial	18,092	19,285	7,952
Total impaired loans	$68,741	$75,668	$10,690

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the nine months ended:

September 30, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$22,511	$927
Residential real estate	1,615	26
Construction, land development, and other land	2,984	220
Commercial and industrial	16,991	493
With an allowance recorded
Commercial real estate	13,329	526
Residential real estate	460	21
Commercial and industrial	21,352	1,078
Total impaired loans	$79,242	$3,291

September 30, 2019	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$9,379	$761
Residential real estate	1,914	60
Commercial and industrial	11,889	482
With an allowance recorded
Commercial real estate	8,238	479
Residential real estate	207	7
Commercial and industrial	13,543	668
Total impaired loans	$45,170	$2,457

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2020 and December 31, 2019:

September 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$987,053	$516,858	$203,630	$981,626	$622,191	$2,664	$195,623	$3,509,645
Watch	165,769	26,674	29,171	251,750	—	264	50	473,678
Special Mention	36,614	3,583	1,429	51,891	—	—	2,475	95,992
Substandard	41,305	2,084	—	33,053	—	1	1,464	77,907
Doubtful	—	—	—	—	—	—	477	477
Loss	—	—	—	—	—	—	—	—
Total	$1,230,741	$549,199	$234,230	$1,318,320	$622,191	$2,929	$200,089	$4,157,699

December 31, 2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$984,881	$584,363	$247,775	$1,087,856	$6,013	$177,696	$3,088,584
Watch	99,803	21,856	18,181	159,282	302	8	299,432
Special Mention	27,484	3,648	4,684	26,944	—	1,799	64,559
Substandard	28,460	1,732	2,644	40,574	1	728	74,139
Doubtful	—	—	—	—	—	279	279
Loss	—	—	—	—	—	—	—
Total	$1,140,628	$611,599	$273,284	$1,314,656	$6,316	$180,510	$3,526,993

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2020 and December 31, 2019:

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$282	$458	$—	$21,067	$21,807	$1,208,934	$1,230,741
Residential real estate	1,038	974	—	1,843	3,855	545,344	549,199
Construction, land development, and other land	2,035	—	—	—	2,035	232,195	234,230
Commercial and industrial	3,417	106	—	19,048	22,571	1,295,749	1,318,320
Paycheck Protection Program	—	—	—	—	—	622,191	622,191
Installment and other	7	—	—	1	8	2,921	2,929
Lease financing receivables	893	776	—	1,237	2,906	197,183	200,089
Total	$7,672	$2,314	$—	$43,196	$53,182	$4,104,517	$4,157,699

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$14,269	$5,153	$—	$12,274	$31,696	$1,108,932	$1,140,628
Residential real estate	3,187	460	—	1,371	5,018	606,581	611,599
Construction, land development, and other land	—	4,460	—	—	4,460	268,824	273,284
Commercial and industrial	7,789	3,594	—	22,151	33,534	1,281,122	1,314,656
Installment and other	133	2	—	1	136	6,180	6,316
Lease financing receivables	585	532	—	475	1,592	178,918	180,510
Total	$25,963	$14,201	$—	$36,272	$76,436	$3,450,557	$3,526,993

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of September 30, 2020 and December 31, 2019:

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	7	$2,013	$2,013	$—	$104
Commercial and industrial	2	119	119	—	120
Residential real estate	2	161	161	—	—
Total accruing	11	2,293	2,293	—	224
Non-accruing:
Commercial real estate	6	2,441	2,075	366	427
Commercial and industrial	12	4,991	4,136	855	3,003
Residential real estate	1	84	84	—	—
Total non-accruing	19	7,516	6,295	1,221	3,430
Total troubled debt restructurings	30	$9,809	$8,588	$1,221	$3,654

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,451	$1,451	$—	$223
Commercial and industrial	2	129	129	—	118
Residential real estate	2	191	191	—	—
Total accruing	9	1,771	1,771	—	341
Non-accruing:
Commercial real estate	6	2,777	2,600	177	513
Commercial and industrial	11	8,048	6,096	1,952	1,312
Residential real estate	1	104	104	—	—
Total non-accruing	18	10,929	8,800	2,129	1,825
Total troubled debt restructurings	27	$12,700	$10,571	$2,129	$2,166

In addition, there was no commitment outstanding on troubled debt restructurings at September 30, 2020, and a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2020 and 2019 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Accruing:
Beginning balance	$3,151	$1,529	$1,771	$1,813
Additions	604	—	604	113
Net payments	(1,462)	(242)	(1,538)	(291)
Net transfers from non-accrual	—	917	1,456	569
Ending balance	2,293	2,204	2,293	2,204
Non-accruing:
Beginning balance	7,449	7,834	8,800	7,314
Additions	—	2,893	5,633	4,321
Net payments	(302)	(540)	(1,688)	(1,266)
Charge-offs	(852)	(62)	(4,994)	(592)
Net transfers to accrual	—	(917)	(1,456)	(569)
Ending balance	6,295	9,208	6,295	9,208
Total troubled debt restructurings	$8,588	$11,412	$8,588	$11,412

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2020. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended September 30, 2019 and $348,000 during the nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019, the reserve for unfunded commitments was $2.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2020, the provision for unfunded commitments was $519,000 and $1.2 million, respectively. During the three and nine months ended September 30, 2019, the provision for unfunded commitments was $51,000 and $78,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$18,351	$19,760	$19,471	$19,693
Additions, net	1,794	1,789	4,449	4,340
Changes in fair value	1,122	(1,610)	(2,653)	(4,094)
Ending balance	$21,267	$19,939	$21,267	$19,939

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Loan portfolios serviced for:
SBA guaranteed loans	$1,333,598	$1,231,959
USDA guaranteed loans	121,650	119,047
Total	$1,455,248	$1,351,006

Loan servicing revenue totaled $2.9 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively. Loan servicing revenue totaled $8.7 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in an upward valuation of $1.1 million for three months ended September 30, 2020 and a downward valuation of $1.6 million for three months ended September 30, 2019, respectively. Loan servicing asset revaluation resulted in downward valuations of $2.7 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$8,652	$6,531	$9,896	$5,041
Acquisitions of OREO through business combination	—	—	—	2,201
Net additions to OREO	41	704	127	1,240
Proceeds from sales of OREO	(224)	(745)	(874)	(1,802)
Gains (losses) on sales of OREO	(41)	38	44	11
Valuation adjustments	(278)	(26)	(1,043)	(189)
Ending balance	$8,150	$6,502	$8,150	$6,502

At September 30, 2020 and December 31, 2019, the balance of real estate owned included $1.1 million and $1.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3.4 million and $2.1 million, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

There were no internally financed sales of OREO for the three and nine months ended September 30, 2020. Proceeds from internally financed sales of OREO were $183,000 for the nine months ended September 30, 2019.  There were no internally financed sales of OREO for the three months ended September 30, 2019.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$25,459	$2,658	$145,638	$32,982	$2,926
Amortization	—	(1,825)	(122)	—	(1,936)	(67)
Ending balance	$148,353	$23,634	$2,536	$145,638	$31,046	$2,859
Accumulated amortization	N/A	$31,832	$680	N/A	$24,420	358
Weighted average remaining amortization period	N/A	5.8 Years	9.7 Years	N/A	6.7 Years	10.7 Years

	Nine Months Ended September 30,
	2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059
Additions	—	—	—	17,461	6,220	—
Amortization	—	(5,477)	(255)	—	(5,534)	(200)
Ending balance	$148,353	$23,634	$2,536	$145,638	$31,046	$2,859
Accumulated amortization	N/A	$31,832	$680	N/A	$24,420	358
Weighted average remaining amortization period	N/A	5.8 Years	9.7 Years	N/A	6.7 Years	10.7 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. Please refer to Note 3—Acquisition for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2020:

Estimated Amortization
2020	$1,894
2021	6,998
2022	6,426
2023	4,370
2024	2,286
Thereafter	4,196
Total	$26,170

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2020 and 2019 was 28.5% and 27.7%, respectively. The Company recorded discrete income tax provision of $231,000 and a benefit of $64,000 related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2020 and 2019, respectively.

Net deferred tax assets decreased to $35.9 million at September 30, 2020 compared to $38.3 million at December 31, 2019. The net decrease in the total net deferred tax assets recorded as of September 30, 2020 was a result of an increase in unrealized gains on available-for-sale securities and decreases in net operating losses and tax credits, partially offset by an increase in allowance for loan and lease losses, and unearned processing fees related to PPP originations.

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Non-interest-bearing demand deposits	$1,718,682	$1,279,641
Interest-bearing checking accounts	584,682	338,185
Money market demand accounts	1,153,433	881,387
Other savings	542,741	475,839
Time deposits (below $250,000)	622,328	916,723
Time deposits ($250,000 and above)	188,379	255,802
Total deposits	$4,810,245	$4,147,577

Time deposits of $250,000 or more included $35.0 million and $41.0 million of brokered deposits at September 30, 2020 and December 31, 2019, respectively.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Paycheck Protection Program Liquidity Facility	$449,610	$—
Line of credit	—	—
Federal Home Loan Bank advances	215,000	490,000
Securities sold under agreements to repurchase	45,950	49,638
Total	$710,560	$539,638

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of September 30, 2020, the PPPLF had $449.6 million with an interest rate of 0.35% with various maturity dates in April 2022 and May 2022.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System.  As of September 30, 2020 and December 31, 2019, there were no outstanding advances under the Federal Reserve Bank discount window line.  The Company pledges loans and leases as collateral for the Federal Reserve Bank discount window borrowing.  Refer to Note 5—Loan and Lease Receivables for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2020, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $215.0 million, with interest rates ranging from 0.00% to 0.25% and maturities ranging from October 2020 and May 2021. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2020 and December 31, 2019, the line of credit had no outstanding balance. On October 9, 2020, the Company extended the maturity of the credit facility to October 8, 2021.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Available federal funds lines (1)	$115,000	$115,000
Federal Reserve Bank discount window line	968,693	547,798
Federal Home Loan Bank line	1,999,298	1,390,698

(1)	The Company did not have an outstanding balance on its federal funds lines as of September 30, 2020 and December 31, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Subordinated Notes and Junior Subordinated Debentures

On June 26, 2020, the Company issued $50.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030. On August 3, 2020, the Company issued an additional $25.0 million as part of the same series of notes as the $50.0 million issued on June 26, 2020. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. These transactions resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

As of September 30, 2020, the net liability outstanding of the subordinated notes was $73.3 million The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required.  The subordinated notes are intended to qualify as Tier 2 capital for regulatory capital purposes

At September 30, 2020 and December 31, 2019, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2020	Aggregate Principal Amount December 31, 2019	Stated Maturity	Contractual Rate at September 30, 2020	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.03%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	—	1,500	June 30, 2033	n/a	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	2.03%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	46,500
Discount	(8,669)	(9,166)
Total liability, at carrying value	$36,331	$37,334

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (3.03% and 4.69% at September 30, 2020 and December 31, 2019, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $43,000 and $71,000 as of September 30, 2020 and December 31, 2019, respectively.

As part of the Ridgestone acquisition, the Company assumed the obligations to RidgeStone Capital Trust I of $1.5 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on June 30, 2008, the interest rate reset to the five-year LIBOR plus 3.50% (6.38% at December 31, 2019), which was in effect until June 30, 2023 and updated every five years. Interest was paid on a quarterly basis. The Company had the right to redeem the debentures, in whole or in part, on any interest payment date on or after June 30, 2008. There was no accrued interest payable as of December 31, 2019.  On February 25, 2020 the Company notified the trustee of RidgeStone Capital Trust I of its intent to redeem the debentures.  On June 30, 2020, the Company redeemed the debentures, in whole and at the par value of $1.5 million and recognized a charge of $112,000 to non-interest income for the remaining discount.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (2.03% and 3.67% at September 30, 2020 and December 31, 2019, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $9,000 and $17,000 as of September 30, 2020 and December 31, 2019, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The minimum annual rental commitments for operating leases subsequent to September 30, 2020, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2020	$1,114
2021	4,148
2022	2,380
2023	1,382
2024	1,249
Thereafter	2,148
Total	$12,421

The Company’s rental expenses for the three months ended September 30, 2020 and 2019 were $1.6 million and $1.4 million respectively, and for the nine months ended September 30, 2020 and 2019 were $4.9 million and $4.2 million, respectively. During the three months ended September 30, 2020 and 2019, the Company received $184,000 and $190,000 respectively in sublease income that is included in the Consolidated Statements of Operations as a reduction of occupancy expense. For the nine months ended September 30, 2020 and 2019, the Company received $549,000 and $560,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $808,000, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$85,886	$962,547	$1,048,433	$55,852	$908,382	$964,234
Letters of credit	580	61,863	62,443	724	65,514	66,238
Total	$86,466	$1,024,410	$1,110,876	$56,576	$973,896	$1,030,472

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2048.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
September 30, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$25,951	$25,951	$—	$—
U.S. Government agencies	104,710	—	104,710	—
Obligations of states, municipalities, and political subdivisions	108,312	—	108,312	—
Mortgage-backed securities; residential
Agency	824,037	—	824,037	—
Non-Agency	64,096	—	64,096	—
Mortgage-backed securities; commercial
Agency	263,732	—	263,732	—
Non-Agency	11,643	—	11,643	—
Corporate securities	57,208	—	57,208	—
Asset-backed securities	49,522	—	49,522	—
Equity and other securities, at fair value
Mutual funds	2,992	2,992	—	—
Equity securities	5,343	—	4,659	684
Servicing assets	21,267	—	—	21,267
Derivative assets	19,133	—	19,133	—
Financial liabilities
Derivative liabilities	20,327	—	20,327	—

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,830	$41,830	$—	$—
U.S. Government agencies	164,950	—	164,950	—
Obligations of states, municipalities, and political subdivisions	94,832	—	94,832	—
Mortgage-backed securities; residential
Agency	490,236	—	490,236	—
Non-Agency	109,822	—	109,822	—
Mortgage-backed securities; commercial
Agency	159,701	—	159,701	—
Non-Agency	31,274	—	31,274	—
Corporate securities	49,330	—	49,330	—
Asset-backed securities	44,317	—	44,317	—
Equity and other securities, at fair value
Mutual funds	2,952	2,952	—	—
Equity securities	5,079	—	4,379	700
Servicing assets	19,471	—	—	19,471
Derivative assets	7,960	—	7,960	—
Financial liabilities
Derivative liabilities	8,519	—	8,519	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2020	2019	2020	2019
	Investment Securities		Servicing Assets
Balance, beginning of period	$700	$886	$19,471	$19,693
Additions, net	—	—	4,449	4,340
Amortization	—	4	—	—
Change in fair value	(16)	1	(2,653)	(4,094)
Balance, end of period	$684	$891	$21,267	$19,939

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2020:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	4.4% - 6.4%	5.3%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	3.2% - 31.0%	16.0%	Decrease
		Discount rate	0.1% - 43.3%	8.9%	Decrease
		Expected weighted average loan life	0.1 - 8.6 years	3.7 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
September 30, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$34,485	$—	$—	$34,485
Residential real estate	1,559	—	—	1,559
Commercial and industrial	27,064	—	—	27,064
Assets held for sale	15,232	—	—	15,232
Other real estate owned	8,150	—	—	8,150

		Fair Value Measurements Using
December 31, 2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$23,782	$—	$—	$23,782
Residential real estate	2,274	—	—	2,274
Construction, land development, and other land	2,644	—	—	2,644
Commercial and industrial	29,351	—	—	29,351
Assets held for sale	15,362	—	—	15,362
Other real estate owned	9,896	—	—	9,896

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2020		2019
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$47,433	$47,433	$48,228	$48,228
Interest bearing deposits with other banks	2	53,645	53,645	32,509	32,509
Securities held-to-maturity	2	4,400	4,589	4,412	4,498
Other restricted stock	2	9,652	9,652	22,127	22,127
Loans held for sale	3	49,049	54,801	11,732	12,935
Loans and lease receivables, net (less impaired loans at fair value	3	4,250,151	4,237,748	3,695,674	3,661,724
Accrued interest receivable	3	18,311	18,311	13,283	13,283
Financial liabilities
Non-interest-bearing deposits	2	1,718,682	1,718,682	1,279,641	1,279,641
Interest-bearing deposits	2	3,091,563	3,093,703	2,867,936	2,873,380
Accrued interest payable	2	2,460	2,460	3,677	3,677
Paycheck Protection Program Liquidity Facility	2	449,610	449,610	—	—
Federal Home Loan Bank advances	2	215,000	215,000	490,000	490,000
Securities sold under repurchase agreement	2	45,950	45,950	49,638	49,638
Subordinated notes	2	73,299	77,441	—	—
Junior subordinated debentures	3	36,331	40,414	37,334	42,881

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives not designated as hedging instruments
Other interest rate derivatives	$373,782	$19,133	$20,307	$332,056	$7,960	$8,507
Other credit derivatives	8,653	—	20	9,302	—	12
Total derivatives	$382,435	$19,133	$20,327	$341,358	$7,960	$8,519

Interest rate swaps designated as cash flow hedges—There were no cash flow hedges outstanding at September 30, 2020 and December 31, 2019. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges of interest payments associated with certain FHLB advances, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date. As of September 30, 2020, the remaining balance in accumulated other comprehensive loss was $320,000, which is being amortized over the original life of the cash flow hedge. At September 30, 2020, the Company estimates $92,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2020			September 30, 2019
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Loss Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$—	$(64)	$—	$(5,484)	$1,643	$—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other interest rate derivatives— The Company also enters into derivative transactions through products with its commercial customers and simultaneously enters into an offsetting interest rate derivative transaction with third-parties. These transactions allow the Company's borrowers to effectively convert a variable rate loan into a fixed rate loan. The total combined notional amount was $373.8 million as of September 30, 2020 with maturities ranging from January 2022 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2020 and 2019, there were $41,000 and $170,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2020 and 2019, there were $700,000 and $886,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of September 30, 2020:

Notional amounts	$373,782
Derivative assets fair value	19,133
Derivative liabilities fair value	20,307
Weighted average pay rates	4.48%
Weighted average receive rates	2.31%
Weighted average maturity	6.1 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $8.7 million and $9.3 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Other interest rate derivatives	$113	$(220)	$(627)	$(592)
Other credit derivatives	3	66	(8)	62
Total	$116	$(154)	$(635)	$(530)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2020		December 31, 2019
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$19,133	$20,327	$7,960	$8,519
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$19,133	$20,327	$7,960	$8,519
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	—	—	(1)	(1)
Collateral posted	(19,133)	(20,327)	(7,959)	(8,518)
Net credit exposure	$—	$—	$—	$—

As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.3 million.  The Company has posted $20.9 collateral related to these agreements as of September 30, 2020.  If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $20.3 million.  For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2020, there were 1,001,731 shares available for future grants under the Omnibus Plan.

On July 6, 2017, in conjunction with the completion of the IPO, the Company granted 58,900 restricted shares of the Company’s common stock to certain key employees, pursuant to the Omnibus Plan. These shares fully vested on July 6, 2020. A total of 11,898 restricted shares were also granted during the year ended December 31, 2017 in connection with the recruitment of employees. These restricted shares vest ratably over a four year period.

During 2018, the Company granted 131,157 shares of restricted common stock, par value $0.01 per share. Of this total, 101,559 restricted shares will vest ratably over four years on each anniversary of the grant date and 14,380 restricted shares will vest ratably over three years on each anniversary of the grant date, all subject to continued employment. A total of 4,053 restricted shares have vested.

In addition, 11,165 performance-based restricted shares were included in the 2018 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets. Under the 2018 award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 125% of the shares with above target and 75th percentile performance. Any earned performance shares will vest on the third anniversary of the grant date.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

During 2019, the Company granted 210,622 shares of restricted common stock, par value $0.01 per share. Of this total, 111,823 restricted shares will vest ratably over four years on each anniversary of the grant date, and 72,570 restricted shares will vest ratably over three years on each anniversary of the grant date, all subject to continued employment. A total of 5,254 share have vested.

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

During 2020, the Company granted 175,493 shares of restricted common stock, par value $0.01 per share. Of this total, 104,779 restricted shares will vest ratably over four years on each anniversary of the grant date and 38,786 restricted shares will vest ratably over three years on each anniversary of the grant date, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the nine months ended September 30, 2020:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2020	328,653	$19.94
Granted	175,493	17.52
Vested	(104,364)	20.38
Forfeited	(7,343)	18.21
Ending balance outstanding at September 30, 2020	392,439	$18.77

A total of 104,364 restricted shares vested during the nine months ended September 30, 2020. A total of 48,491 restricted shares vested during the year ended December 31, 2019. The fair value of restricted shares that vested during the nine months ended September 30, 2020 was $1.2 million.  The fair value of restricted shares that vested during the year ended December 31, 2019 was $900,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Total share-based compensation	$2,019	$1,357
Income tax benefit	562	378
Unrecognized compensation expense	5,566	4,917
Weighted-average amortization period remaining	2.4 years	2.8 years

The fair value of the unvested restricted stock awards at September 30, 2020 was $4.4 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively; the Company did not grant any stock options during 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,390,579 shares remain outstanding under the BYB Plan at September 30, 2020.

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

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2020:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	1,410,075	$11.38	$11,542	5.4
Exercised	(19,496)	13.00	$139
Expired	—
Ending balance outstanding at September 30, 2020	1,390,579	$11.36	$134	4.7
Exercisable at September 30, 2020	1,390,579	$11.36	$134	4.7

A total of 19,496 stock options were exercised during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, proceeds from the exercise of stock options were $253,000 and related tax benefit was $39,000. A total of 127,997 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.9 million and related tax benefit was $145,000. A total of 20,000 stock options vested during the nine months ended September 30, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Total share-based compensation (benefit) - stock options	$7	$(119)
Income tax benefit (expense)	2	(33)
Unrecognized compensation expense - stock options	—	21
Weighted-average amortization period remaining	0.0 years	0.5 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2020:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	511,169	$11.35	$4,204	4.4
Exercised	(206,477)	$11.12	$591
Expired	(18,900)	$12.70
Ending balance outstanding at September 30, 2020	285,792	$11.42	$80	3.8
Exercisable at September 30, 2020	285,792	$11.42	$80	3.8

A total of 206,477 stock options were exercised during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, proceeds from the exercise of stock options were $2.3 million and related tax benefit was $165,000. A total of 113,214 stock options were exercised during the year ended December 31, 2019. During the year ended December 31, 2019, proceeds from the exercise of stock options were $1.3 million and related tax benefit was $253,000.

On April 30, 2019, the Company completed the acquisition of Oak Park River Forest. On May 15, 2019, the Company made a cash payment of $4.2 million for 35,870 outstanding Oak Park River Forest options to participants who elected to receive a cash payment in lieu of converting the options to the Omnibus plan.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,676,371 and 1,992,273 shares of common stock were outstanding as of September 30, 2020 and 2019, respectively. There were 392,439 and 323,489 restricted stock awards outstanding at September 30, 2020 and 2019, respectively.  For the three and nine months ended  September 30, 2020, stock options outstanding of 105,657 and 50,000, respectively, were excluded from the calculation of diluted earnings per common share, as their effect would have been anti-dilutive.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$13,071	$15,342	$25,176	$41,150
Less: Dividends on preferred shares	196	196	587	587
Net income available to common stockholders	$12,875	$15,146	$24,589	$40,563
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	38,057,350	37,831,356	37,973,694	37,094,083
Incremental shares	191,985	655,824	278,269	724,785
Weighted-average common stock outstanding (dilutive)	38,249,335	38,487,180	38,251,963	37,818,868
Basic earnings per common share	$0.34	$0.40	$0.65	$1.09
Diluted earnings per common share	$0.34	$0.39	$0.64	$1.07

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,687,402	38,256,500
Shares outstanding	38,568,916	38,256,500
Treasury shares	118,486	—

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2020 and 2019, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the nine months ended September 30, 2020 and 2019, the Company declared and paid dividends on the Series B preferred stock of $587,000.

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

On September 8, 2020, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on October 6, 2020 to stockholders of record of the Company’s common stock as of September 22, 2020.  No cash dividends were declared to common stockholders during the third quarter of 2019.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	46	19,978	20,024
Balance, September 30, 2020	$(320)	$19,644	$19,324

Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Adoption of ASU 2016-01	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(5,142)	17,041	11,899
Balance, September 30, 2019	$(379)	$1,340	$961

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the second most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended September 30, 2020. Additionally, we provide trust and wealth management services to our customers. As of September 30, 2020, we had consolidated total assets of $6.5 billion, total gross loans and leases outstanding of $4.4 billion, total deposits of $4.8 billion, and total stockholders’ equity of $794.7 million.

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

On September 18, 2020, we announced plans to optimize our branch network as part of efforts to accommodate changing customer behaviors while also recognizing operating efficiencies. We plan to consolidate 11 of our 57 full-service offices, or approximately 20% of our branch network. Most of the impacted branches are located within two miles of another Byline Bank branch that will continue to operate within the respective market.  These branch consolidations are scheduled to commence on December 31, 2020 and will result in a one-time charge of approximately $5.9 million, including $696,000 recognized during the third quarter 2020 related to salaries and employee benefit expenses. We anticipate annualized cost savings of approximately $4.3 million beginning in 2021, an estimated 25% of which will be utilized to increase investment in our digital banking platform and the continued renovation and upgrading of other retail branches.

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

Response to COVID-19 Pandemic

The coronavirus disease 2019 (“COVID-19”) pandemic has caused health and economic concerns in the United States and globally.  In March 2020, U.S. President Trump declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin.  The impacts associated with the COVID-19 pandemic continue to have destabilizing and negative effects on global, national, and local economic and business activity.  In response to this economic disruption, federal and state governments have recently enacted laws intending to stimulate the economy during this time.  President Trump has signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”) on March 27, 2020, which, among other things, initiated the Paycheck Protection Program (the “PPP”) under the Small Business Administration (“SBA”). PPP loans originated before June 5, 2020 have a two-year term and bear an interest rate of 1.0%, however borrowers can request an extension to five-years. PPP loans originated after June 5, 2020 have a five-year term and bear an interest rate of 1.0%.  On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 27, 2020 the Federal government funded an additional $310.0 billion to the PPP.  As a preferred SBA lender, we assisted our customers in participating in both the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic.  We were able to provide our customers with access to the PPP, and through September 30, 2020, we registered over 3,700 loans totaling $635.4 million.  The Company received fee income from the Federal government of approximately $22.7 million.  This fee income is deferred over the life of the PPP loan and before costs incurred by the Company, including technology costs for loan application and processing and loan servicing costs.

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic.  Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) December 31, 2020.  Through September 30, 2020, we approved approximately $631.8 million in COVID-19 related payment deferrals, or 16.8% of loans and leases, excluding PPP loans at September 30, 2020, primarily relating to our commercial banking customers. At September 30, 2020 we had $27.9 million in active COVID-19 related payment deferrals, or 0.74% of loans and leases, excluding PPP loans.  We expect payment deferral requests from borrowers to continue throughout the COVID-19 pandemic, including our borrowers who have SBA 7(a) loans, and possibly beyond. We have also assisted our customers’ cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits.

As part of the CARES Act, the SBA is required to pay six months of principal, interest and any associated fees that borrowers owe for all current 7(a), 504, and Microloans in regular servicing status as well as new 7(a), 504, and Microloans disbursed prior to September 27, 2020.  The payments to be made by the SBA are not deferments. These payments will be forgiven, and borrowers will not be expected to make these payments at a later date.  At September 30, 2020, we have $87.1 million in SBA 7(a) loans that are receiving principal and interest payments under the CARES Act.

We have also initiated a series of measures to ensure the safety of employees, customers, and communities, to support customer needs, and to limit operational disruptions.  We maximized social distancing protocols by augmenting business hours and the locations of employee teams.  All of our non-retail employees have the ability to work from home and have done so during this time since mid-March 2020.  We have temporarily closed 16 branches, converted 15 branches to drive-thru only locations, opened 15 hub branch locations allowing regular lobby traffic, and kept 11 full service branches with lobby hours by appointment.  We continue to proactively engage with our customers to assist them through these uncertain times.

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

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We have selected November 30 as the date to perform the annual goodwill impairment test. Additionally, we perform a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. Given recent events involving the declaration of federal and state emergencies as a result of the COVID-19 pandemic, we qualitatively evaluated goodwill and determined goodwill was not impaired as of September 30, 2020.

The ongoing impact of the COVID-19 pandemic may cause an additional and sustained decline in our common stock price, which may require added qualitative and quantitative analysis and may result in an impairment charge being recorded in a future period. If we should conclude that all or a portion of our goodwill is impaired, we would record a non-cash charge to earnings for the amount of such impairment. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020, we had goodwill of $148.4 million, or approximately 18.7% of equity.

Servicing Assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2020, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2020, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2020, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Summary of Operations
Net interest income	$53,524	$57,838	$158,958	$162,371
Provision for loan and lease losses	15,740	5,931	45,713	16,321
Non-interest income	22,252	14,806	44,213	40,977
Non-interest expense	41,705	45,448	122,244	130,081
Income before provision for income taxes	18,331	21,265	35,214	56,946
Provision for income taxes	5,260	5,923	10,038	15,796
Net income	13,071	15,342	25,176	41,150
Dividends on preferred shares	196	196	587	587
Income available to common stockholders	$12,875	$15,146	$24,589	$40,563
Common Share Data
Basic earnings per common share	$0.34	$0.40	$0.65	$1.09
Diluted earnings per common share	$0.34	$0.39	$0.64	$1.07
Adjusted diluted earnings per share(1)(3)	$0.34	$0.41	$0.65	$1.20
Weighted-average common shares outstanding (basic)	38,057,350	37,831,356	37,973,694	37,094,083
Weighted-average common shares outstanding (diluted)	38,249,335	38,487,180	38,251,963	37,818,868
Common shares outstanding	38,568,916	38,169,126	38,568,916	38,169,126
Cash dividends per common share	$0.03	N/A	$0.09	N/A
Dividend payout ratio on common stock	8.82%	N/A	14.06%	N/A
Tangible book value per common share(1)	$15.81	$14.30	$15.81	$14.30
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.60%	4.62%	3.81%	4.52%
Average cost of deposits	0.22%	0.94%	0.43%	0.91%
Efficiency ratio(2)	52.47%	59.81%	57.35%	61.15%
Adjusted efficiency ratio(1)(2)(3)	52.43%	58.17%	56.98%	57.87%
Non-interest expense to average assets	2.59%	3.32%	2.70%	3.33%
Adjusted non-interest expense to average assets(1)(3)	2.59%	3.23%	2.68%	3.16%
Return on average stockholders' equity	6.57%	8.34%	4.33%	7.91%
Adjusted return on average stockholders' equity(1)(3)	6.58%	8.78%	4.42%	8.86%
Return on average assets	0.81%	1.12%	0.56%	1.05%
Adjusted return on average assets(1)(3)	0.81%	1.18%	0.57%	1.18%
Non-interest income to total revenues(1)	29.37%	20.38%	21.76%	20.15%
Pre-tax pre-provision return on average assets(1)	2.12%	1.98%	1.79%	1.87%
Adjusted pre-tax pre-provision return on average assets(1)	2.12%	2.07%	1.80%	2.04%
Return on average tangible common stockholders' equity(1)	9.39%	12.22%	6.51%	11.66%
Adjusted return on average tangible common stockholders' equity(1)(3)	9.40%	12.82%	6.63%	12.94%
Non-interest-bearing deposits to total deposits	35.73%	29.93%	35.73%	29.93%
Loans and leases held for sale and loans and leases held for investment to total deposits	91.96%	94.07%	91.96%	94.07%
Deposits to total liabilities	84.36%	86.77%	84.36%	86.77%
Deposits per branch	$84,390	$66,890	$84,390	$66,890
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.99%	1.03%	0.99%	1.03%
ALLL to total loans and leases held for investment	1.40%	0.82%	1.40%	0.82%
Net charge-offs to average total loans and leases held for investment	0.53%	0.56%	0.53%	0.36%
Acquisition accounting adjustments(4)	$17,133	$31,053	$17,133	$31,053
Capital Ratios
Common equity to total assets	12.07%	13.34%	12.07%	13.34%
Tangible common equity to tangible assets(1)	9.64%	10.38%	9.64%	10.38%
Leverage ratio	10.93%	11.14%	10.93%	11.14%
Common equity tier 1 capital ratio	12.55%	12.12%	12.55%	12.12%
Tier 1 capital ratio	13.77%	13.43%	13.77%	13.43%
Total capital ratio	16.67%	14.19%	16.67%	14.19%

(1)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(3)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(4)	Represents the remaining net unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

Our results for the first nine months of 2020 were impacted by additional provision for loan and lease losses, leading to an increase in the allowance for loan and lease losses to reflect the weakening economic conditions and uncertainty due to the COVID-19 pandemic.

We reported consolidated net income of $13.1 million for the three months ended September 30, 2020 compared to net income of $15.3 million for the three months ended September 30, 2019, a decrease of $2.3 million or 14.8%. The decrease in net income was primarily attributable to a $9.8 million increase in provision for loan and lease losses, and a $4.3 million decrease in net interest income, offset by a $7.4 million increase in non-interest income, a $3.7 million decrease in non-interest expense, and a $663,000 decrease in provision for income taxes.

The decrease in net interest income during the three months ended September 30, 2020 was mainly a result of decreased average yields on securities and loans and leases, partly offset by decreased cost of funds. The increase in provision for loan and lease losses reflects specific impairment provided for non-performing loans as well as qualitative allocations to address the impact of the COVID-19 pandemic. The increase in non-interest income was principally driven by an increase in loan servicing asset valuation and net gains on sale of loans. The decrease in non-interest expense was mostly due to a decrease in salaries and employee benefits, a decrease in legal, audit, and other professional fees and data processing expenses. The decrease in provision for income taxes was driven by a decrease in net income before provision for income taxes during the period.

Net income available to common stockholders was $12.9 million, or $0.34 per basic and diluted common share, for the three months ended September 30, 2020 compared to $15.1 million, or $0.40 per basic and $0.39 per diluted common share, for the three months ended September 30, 2019. Dividends on preferred shares were $196,000 for the three months ended September 30, 2020 and 2019.

Our annualized return on average assets was 0.81% for the three months ended September 30, 2020 compared to 1.12% for the three months ended September 30, 2019. Our annualized return on average stockholders’ equity was 6.57% for the three months ended September 30, 2020 compared to 8.34% for the three months ended September 30, 2019. Our efficiency ratio was 52.47% for the three months ended September 30, 2020 compared to 59.81% for the three months ended September 30, 2019.

We reported consolidated net income of $25.2 million for the nine months ended September 30, 2020 compared to net income of $41.2 million for the nine months ended September 30, 2019, a decrease of $16.0 million, or 38.8%. The decrease in net income was primarily attributable to a $29.4 million increase in provision for loan and lease losses and a $3.4 million decrease in net interest income, offset by a $3.2 million increase in non-interest income, a $7.8 million decrease in non-interest expense, and a $5.8 million decrease in provision for income taxes.

The decrease in net interest income was mostly due to a decrease in interest and fees on loans and leases, which was partially offset by a decrease in interest expense, primarily attributable to interest expense on deposits. The increase in provision for loan and lease losses reflects specific impairment provided for non-performing loans as well as qualitative allocations to address the impact of the COVID-19 pandemic.  The increase in non-interest income was driven by an increase in loan servicing asset revaluation, net gains on sales of securities available-for sale, and loan servicing revenue. The decrease in non-interest expense was a result of a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans, a decrease in data processing expense, and a decrease in legal, audit and other professional fees. The decrease in provision for income taxes was due to a decrease in net income before provision for income taxes during the period.

Net income available to common stockholders was $24.6 million, or $0.65 per basic and $0.64 per diluted common share, for the nine months ended September 30, 2020 compared to $40.6 million, or $1.09 per basic and $1.07 per diluted common share, for the nine months ended September 30, 2019. Dividends on preferred shares were $587,000 for the nine months ended September 30, 2020 and 2019.

Our annualized return on average assets was 0.56% for the nine months ended September 30, 2020 compared to 1.05% for the nine months ended September 30, 2019. Our annualized return on average stockholders’ equity was 4.33% for the nine months ended September 30, 2020 compared to 7.91% for the nine months ended September 30, 2019. Our efficiency ratio was 57.35% for the nine months ended September 30, 2020 compared to 61.15% for the nine months ended September 30, 2019.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, FHLB advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2020, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 5.0% of our total loan portfolio compared to 6.8% at December 31, 2019.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$48,678	$25	0.20%	$34,225	$253	2.93%
Loans and leases(1)	4,360,203	51,036	4.66%	3,860,770	63,391	6.51%
Taxable securities	1,364,516	6,341	1.85%	996,750	6,899	2.75%
Tax-exempt securities(2)	143,157	832	2.31%	76,161	486	2.53%
Total interest-earning assets	$5,916,554	$58,234	3.92%	$4,967,906	$71,029	5.67%
Allowance for loan and lease losses	(53,964)			(32,246)
All other assets	538,700			500,102
TOTAL ASSETS	$6,401,290			$5,435,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$565,917	$226	0.16%	$358,185	$524	0.58%
Money market accounts	1,202,016	634	0.21%	735,724	1,917	1.03%
Savings	535,396	64	0.05%	475,417	114	0.10%
Time deposits	870,227	1,836	0.84%	1,270,050	7,063	2.21%
Total interest-bearing deposits	3,173,556	2,760	0.35%	2,839,376	9,618	1.34%
Other borrowings	538,237	465	0.34%	563,026	2,834	2.00%
Subordinated notes and debentures	100,756	1,485	5.86%	37,109	739	7.89%
Total borrowings	638,993	1,950	1.21%	600,135	3,573	2.36%
Total interest-bearing liabilities	$3,812,549	$4,710	0.49%	$3,439,511	$13,191	1.52%
Non-interest-bearing demand deposits	1,742,787			1,223,556
Other liabilities	54,843			42,914
Total stockholders’ equity	791,111			729,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,401,290			$5,435,762
Net interest spread(3)			3.43%			4.15%
Net interest income		$53,524			$57,838
Net interest margin(4)			3.60%			4.62%

Net loan accretion impact on margin		$3,911	0.26%		$7,703	0.62%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

	Nine Months Ended September 30,
	2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$48,861	$207	0.57%	$45,327	$798	2.35%
Loans and leases(1)	4,148,465	155,347	5.00%	3,719,323	177,298	6.37%
Taxable securities	1,261,458	21,678	2.30%	966,449	19,546	2.70%
Tax-exempt securities(2)	115,161	2,073	2.40%	66,635	1,257	2.52%
Total interest-earning assets	$5,573,945	$179,305	4.30%	$4,797,734	$198,899	5.54%
Allowance for loan and lease losses	(43,584)			(28,626)
All other assets	522,321			457,383
TOTAL ASSETS	$6,052,682			$5,226,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$432,785	$651	0.20%	$328,558	$1,390	0.57%
Money market accounts	1,126,588	3,794	0.45%	682,020	5,166	1.01%
Savings	509,001	186	0.05%	474,815	371	0.10%
Time deposits	986,419	10,179	1.38%	1,248,258	20,073	2.15%
Total interest-bearing deposits	3,054,793	14,810	0.81%	2,733,651	27,000	1.32%
Other borrowings	531,395	2,838	0.71%	498,249	7,266	1.95%
Subordinated notes and debentures	59,591	2,699	6.05%	36,964	2,262	8.18%
Total borrowings	590,986	5,537	1.25%	535,213	9,528	2.38%
Total interest-bearing liabilities	$3,645,779	$20,347	0.75%	$3,268,864	$36,528	1.49%
Non-interest-bearing demand deposits	1,578,704			1,221,375
Other liabilities	50,677			40,705
Total stockholders’ equity	777,522			695,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,052,682			$5,226,491
Net interest spread(3)			3.55%			4.05%
Net interest income		$158,958			$162,371
Net interest margin(4)			3.81%			4.52%

Net loan accretion impact on margin		$10,754	0.26%		$17,772	0.50%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)	Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis due to immateriality.
(3)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (annualized) divided by total average interest-earning assets.
(5)	Average balances are average daily balances.

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

	Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$8	$(235)	$(227)
Loans and leases(1)	5,599	(17,954)	(12,355)
Taxable securities	1,696	(2,255)	(559)
Tax-exempt securities	388	(42)	346
Total interest income	$7,691	$(20,486)	$(12,795)
Interest expense
Deposits
Interest checking	$80	$(378)	$(298)
Money market accounts	233	(1,516)	(1,283)
Savings	10	(60)	(50)
Time deposits	(853)	(4,374)	(5,227)
Total interest-bearing deposits	(530)	(6,328)	(6,858)
Other borrowings	(20)	(2,349)	(2,369)
Subordinated notes and debentures	935	(189)	746
Total borrowings	915	(2,538)	(1,623)
Total interest expense	$385	$(8,866)	$(8,481)
Net interest income	$7,306	$(11,620)	$(4,314)

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2020 was $53.5 million compared to $57.8 million during the same period in 2019, a decrease of $4.3 million, or 7.5%. Interest income decreased $12.8 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago partly offset by loan and lease growth through originations. Interest expense decreased by $8.5 million for the three months ended September 30, 2020 compared to the same period in 2019 mostly due to decreases in the average rates paid on deposits and other borrowings as well as a change in deposit mix.

	Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$13	$(604)	$(591)
Loans and leases(1)	16,195	(38,146)	(21,951)
Taxable securities	5,026	(2,894)	2,132
Tax-exempt securities	876	(60)	816
Total interest income	$22,110	$(41,704)	$(19,594)
Interest expense
Deposits
Interest checking	$171	$(910)	$(739)
Money market accounts	1,487	(2,859)	(1,372)
Savings	(7)	(178)	(185)
Time deposits	(2,698)	(7,196)	(9,894)
Total interest-bearing deposits	(1,047)	(11,143)	(12,190)
Other borrowings	197	(4,625)	(4,428)
Subordinated notes and debentures	1,026	(589)	437
Total borrowings	1,223	(5,214)	(3,991)
Total interest expense	$176	$(16,357)	$(16,181)
Net interest income	$21,934	$(25,347)	$(3,413)

(1)	Includes loans and leases on non-accrual status.

Net interest income for the nine months ended September 30, 2020 was $159.0 million compared to $162.4 million during the same period in 2019, a decrease of $3.4 million, or 2.1%. Interest income decreased $19.6 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago as well as lower-yielding PPP loan balances partly offset by loan and lease growth through origination and purchases of mortgage-backed securities. Interest expense decreased by $16.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 mostly due to decreases in the average rates paid on deposits and borrowings as well as a change in deposit mix.

The net interest margin for the three months ended September 30, 2020 was 3.60%, a decrease of 102 basis points compared to 4.62% for the three months ended September 30, 2019.  The net interest margin for the nine months ended September 30, 2020 was 3.81%, a decrease of 71 basis points compared to 4.52% for the nine months ended September 30, 2019. The primary driver of the decrease for the three and nine month periods was a decrease in average loan and lease yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion.  Those decreases were partly offset by a lower cost of funds resulting from decreased market interest rates and the access of funds available to borrow at a lower cost as well as higher non-interest-bearing demand deposit balances.

Net loan accretion income was $3.9 million for the three months ended September 30, 2020 compared to $7.7 million for the three months ended September 30, 2019, a decrease of $3.8 million, or 49.2%.  Net loan accretion income was $10.8 million for the nine months ended September 30, 2020 compared to $17.8 million for the nine months ended September 30, 2019, a decrease of $7.0 million, or 39.5%. Total net loan accretion on acquired loans contributed 26 basis points to the net interest margin for the three months ended September 30, 2020 compared to 62 basis points for the three months ended September 30, 2019.  Total net loan accretion on acquired loans contributed 26 basis points to the net interest margin for the nine months ended September 30, 2020 compared to 50 basis points for the nine months ended September 30, 2019. Projected accretion income as of September 30, 2020 is summarized as follows:

Estimated Projected Accretion(1)(2)
Last three months of 2020	$1,799
2021	7,147
2022	4,705
2023	1,709
2024	1,046
Thereafter	1,129
Total	$17,535

(1)   Estimated projected accretion excludes contractual interest income on ASC 310-310 loans.

(2)   Projections are updated quarterly, assume no prepayments, and are subject to change; including the Company’s expected adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Provisions for loan and lease losses were $15.7 million and $5.9 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $9.8 million, or 165.4%.  Provisions for loan and lease losses were $45.7 million and $16.3 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $29.4 million, or 180.1%. The increase reflects specific impairment provided for non-performing loans, including the unguaranteed portion of U.S. government guaranteed loans and increases to our general reserves, including allocations of $8.4 million and $22.0 million, for the three and nine months ended September 30, 2020, respectively, to address the uncertainty and impact of the COVID-19 pandemic. The ALLL as a percentage of loans and leases increased from 0.84% at December 31, 2019 to 1.40% at September 30, 2020. The ALLL as a percentage of loans and leases excluding PPP loans was 1.63% at September 30, 2020.

Non-Interest Income

Non-interest income was $22.3 million for the three months ended September 30, 2020 compared to $14.8 million for the three months ended September 30, 2019, an increase of $7.4 million, or 50.3%. The increase was primarily due to an increase in net gains on sale of loans and an increase in loan servicing asset revaluation.

Non-interest income was $44.2 million for the nine months ended September 30, 2020 compared to $41.0 million for the nine months ended September 30, 2019, an increase of $3.2 million, or 7.9%. The increase was primarily due to an increase in loan servicing asset revaluation and an increase in net gains on securities available-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fees and service charges on deposits	$1,603	$1,612	$4,731	$4,823
Loan servicing revenue	2,936	2,692	8,674	7,861
Loan servicing asset revaluation	1,122	(1,610)	(2,653)	(4,094)
ATM and interchange fees	1,028	973	3,089	2,635
Net gain on sales of securities available-for-sale	1,037	178	2,412	1,151
Change in fair value of equity securities, net	154	(15)	301	1,035
Net gains on sales of loans	12,671	9,405	23,900	23,110
Wealth management and trust income	693	653	1,970	1,874
Other non-interest income	1,008	918	1,789	2,582
Total non-interest income	$22,252	$14,806	$44,213	$40,977

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.6 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019, a decrease of $9,000, or 0.5%. Fees and service charges on deposits were $4.7 million for the nine months ended September 30, 2020 compared to $4.8 million for the nine months ended September 30, 2019, a decrease of $92,000, or 1.9%.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.9 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019, an increase of $244,000 or 9.1%.  We generated $8.7 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2020 compared to $7.9 million for the nine months ended September 30, 2019, an increase of $813,000 or 10.4%. The increase was mainly driven by an increase in total loans serviced due to additional U.S government guaranteed loans sold with retained servicing rights during the periods. At September 30, 2020 and 2019, the outstanding balance of guaranteed loans serviced was $1.5 billion and $1.3 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a upward adjustment of $1.1 million for the three months ended September 30, 2020 compared to a downward adjustment of $1.6 million for the three months ended September 30, 2019, an increase of $2.7 million, or 169.8%, due to a decrease in discount rate as a result of improving secondary market pricing during third quarter of 2020 and slower prepayment speeds. Loan servicing asset revaluation had a downward adjustment of $2.7 million for the nine months ended September 30, 2020 compared to $4.1 million for the nine months ended September 30, 2019, a decrease of $1.4 million, or 35.2%, due to secondary market volatility late in the first quarter of 2020 and early in the second quarter 2020 as a result of the COVID-19 pandemic.

ATM and interchange fees were $1.0 million for the three months ended September 30, 2020 compared to $973,000 for the three months ended September 30, 2019, an increase of $55,000, or 5.7%. The increase was mostly due to higher third-party merchant fees.  ATM and interchange fees were $3.1 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019, an increase of $454,000, or 17.2%. The increase was mainly driven by higher interchange income as a result of a signing bonus for a new payment processing merchant.

Net gains on sales of securities were $1.0 million during the three months ended September 30, 2020 compared to $178,000 for the three months ended September 30, 2019. Net gains on sales of securities were $2.4 million during the nine months ended September 30, 2020 compared to $1.2 million for the nine months ended September 30, 2019, an increase of $1.3 million, or 109.6%.  We sold $80.5 million of securities during the nine months ended September 30, 2020 and $92.1 million during the nine months ended September 30, 2019.

Change in fair value of equity securities, net, was a $154,000 increase and a $15,000 decrease in fair value for the three months ended September 30, 2020 and 2019, respectively.  Change in fair value of equity securities, net, was a $301,000 and $1.0 million increase in fair value for the nine months ended September 30, 2020 and 2019, respectively.  The amount recorded during the periods were a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $12.7 million for the three months ended September 30, 2020 compared to $9.4 million for the three months ended September 30, 2019, an increase of $3.3 million, or 34.7%. We sold $121.2 million of U.S. government guaranteed loans during the three months ended September 30, 2020 compared to $93.3 million during the three months ended September 30, 2019.  Net gains on sales of loans were $23.9 million for the nine months ended September 30, 2020 compared to $23.1 million for the nine months ended September 30, 2019, an increase of $790,000, or 3.4%. We sold $260.9 million of U.S. government guaranteed loans during the nine months ended September 30, 2020 compared to $234.7 million during the nine months ended September 30, 2019. The increase in net gains on sales was mainly driven by increased demand for U.S. government guaranteed loans.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $693,000 for the three months ended September 30, 2020 compared to $653,000 for the three months ended September 30, 2019.  Wealth management and trust income was $2.0 million for the nine months ended September 30, 2020 compared to $1.9 million for the nine months ended September 30, 2019. Assets under management were $557.9 million and $566.0 million as of September 30, 2020 and 2019, respectively. The variances were mostly driven by market conditions.

Other non-interest income was $1.0 million for the three months ended September 30, 2020 compared to $918,000 for the three months ended September 30, 2019, an increase of $90,000 or 9.7%.  Other non-interest income was $1.8 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019, a decrease of $793,000 or 30.7%. The primary driver of the decrease in the period was decreased swap and other operating income.

Non-Interest Expense

Non-interest expense was $41.7 million for the three months ended September 30, 2020 compared to $45.4 million for the three months ended September 30, 2019, a decrease of $3.7 million, or 8.2%. The decrease was primarily due to a decrease in decrease in legal, audit, and other professional fees and data processing expenses.  Non-interest expense was $122.2 million for the nine months ended September 30, 2020 compared to $130.1 million for the nine months ended September 30, 2019, a decrease of $7.8 million, or 6.0%. The decrease was primarily due to a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans and a decrease data processing expenses.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Salaries and employee benefits	$23,126	$24,537	$67,197	$71,081
Occupancy and equipment expense, net	5,220	4,512	16,103	14,530
Loan and lease related expenses	2,053	1,949	4,624	5,367
Legal, audit and other professional fees	2,390	4,066	6,802	9,113
Data processing	2,661	4,062	8,152	11,055
Net loss recognized on other real estate owned and other related expenses	349	95	1,324	543
Other intangible assets amortization expense	1,947	2,003	5,732	5,735
Other non-interest expense	3,959	4,224	12,310	12,657
Total non-interest expense	$41,705	$45,448	$122,244	$130,081

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $23.1 million for the three months ended September 30, 2020 compared to $24.5 million for the three months ended September 30, 2019, a decrease of $1.4 million, or 5.8%. Salaries and employee benefits totaled $67.2 million for the nine months ended September 30, 2020 compared to $71.1 million for the nine months ended September 30, 2019, a decrease of $3.9 million, or 5.5%. The decrease resulted from an increase in deferred costs for the origination of PPP loans partly offset by organizational growth and increased employer costs related to benefits.

Occupancy and equipment expense was $5.2 million for the three months ended September 30, 2020 compared to $4.5 million for the three months ended September 30, 2019, an increase of $708,000, or 15.1%.  Occupancy and equipment expense was $16.1 million for the nine months ended September 30, 2020 compared to $14.5 million for the nine months ended September 30, 2019, an increase of $1.6 million, or 10.8%. The increase in the periods was a result of our additional branches resulting from the bank acquisition in the second quarter of 2019.  The increase was also a result of increased real estate taxes and increased investment in equipment and technology assets.

Loan and lease related expenses were $2.1 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019, an increase of $104,000, or 5.3%.  Loan and lease related expenses were $4.6 million for the nine months ended September 30, 2020 compared to $5.4 million for the nine months ended September 30, 2019, a decrease of $743,000, or 13.8%. The decrease was principally driven by higher loan expense reimbursements from borrowers in the periods.

Legal, audit, and other professional fees were $2.4 million for the three months ended September 30, 2020 compared to $4.1 million for the three months ended September 30, 2019, a decrease of $1.7 million, or 41.2%.  Legal, audit, and other professional fees were $6.8 million for the nine months ended September 30, 2020 compared to $9.1 million for the nine months ended September 30, 2019, a decrease of $2.3 million, or 25.4%. The decrease reflects the merger expenses and other strategic projects in the third quarter of 2019.

Data processing expense was $2.7 million for the three months ended September 30, 2020 compared to $4.1 million for the three months ended September 30, 2019, a decrease of $1.4 million, or 34.5%. The decrease was primarily due to expenses in connection with the Oak Park River Forest core system conversion during the third quarter of 2019. Data processing expense was $8.2 million for the nine months ended September 30, 2020 compared to $11.1 million for the nine months ended September 30, 2019, a decrease of $2.9 million, or 26.3%. The decrease reflects the merger expenses related to the Oak Park River Forest acquisition and the core system integration expenses in the second quarter of 2019.

Net loss recognized on other real estate owned and other related expenses was $349,000 for the three months ended September 30, 2020 compared to $94,000 for the three months ended September 30, 2019, an increase of $255,000, or 271.3%. Net loss recognized on other real estate owned and other related expenses was $1.3 million for the nine months ended September 30, 2020 compared to $543,000 for the nine months ended September 30, 2019, an increase in expense of $781,000, or 117.6%. These increases were primarily due to impairments of other real estate owned.

Other intangible assets amortization expense was $1.9 million for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019, a decrease of $56,000, or 2.8%.  Other intangible assets amortization expense was $5.7 million for the nine months ended September 30, 2020 compared to $5.7 million for the nine months ended September 30, 2019, a decrease of $3,000, or 0.1%.

Other non-interest expense was $4.0 million for the three months ended September 30, 2020 compared to $4.2 million for the three months ended September 30, 2019, a decrease of $263,000 or 6.2%. The decrease was mostly due to lower advertising expense and other operating expenses.  Other non-interest expense was $12.3 million for the nine months ended September 30, 2020 and $12.7 million for the nine months ended September 30, 2019, a decrease of $347,000, or 2.7%. This decrease is principally attributed to a decrease in advertising expense offset by an increase in FDIC insurance assessment.

Our efficiency ratio was 52.47% for the three months ended September 30, 2020 compared to 59.81% for the three months ended September 30, 2019. The improvement in our efficiency ratio for the three months ended September 30, 2020 was driven by both a decrease in our non-interest expense and an increase in our non-interest income.  Our adjusted efficiency ratio was 52.43% for the three months ended September 30, 2020 compared to 58.17% for the three months ended September 30, 2019.  Our efficiency ratio was 57.35% for the nine months ended September 30, 2020 compared to 61.15% for the nine months ended September 30, 2019. The improvement in our efficiency ratio for the nine months ended September 30, 2020 was driven by decreased non-interest expense. Our adjusted efficiency ratio was 56.98% for the nine months ended September 30, 2020 compared to 57.87% for the nine months ended September 30, 2019. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2020 totaled $5.3 million compared to $5.9 million for the three months ended September 30, 2019. The decrease in income tax expense was principally due to decreased income before provision for income taxes during the period. Our effective tax rate was 28.7% for the three months ended September 30, 2020 and 27.9% for the three months ended September 30, 2019.

Our provision for income taxes for the nine months ended September 30, 2020 totaled $10.0 million compared to $15.8 million for the nine months ended September 30, 2019. The decrease in income tax expense was principally due to decreased income before provision for income taxes during the period. Our effective tax rate was 28.5% for the nine months ended September 30, 2020 and 27.7% for the nine months ended September 30, 2019.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $974.7 million, or 17.7%, to $6.5 billion at September 30, 2020 compared to $5.5 billion at December 31, 2019. The increase in total assets includes an increase of $588.9 million, or 15.6%, in loans and leases from $3.8 billion at December 31, 2019 to $4.4 billion at September 30, 2020. Our originated loan and lease portfolio increased by $800.9 million and our acquired loan and lease portfolio decreased by $212.1 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, mostly PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $930.1 million, or 19.5%, to $5.7 billion at September 30, 2020 compared to $4.8 billion at December 31, 2019. Total deposits increased by $662.7 million, or 16.0%, driven by growth in non-interest-bearing deposits, money market demand deposits, and interest-bearing checking accounts, partly offset by a decrease in time deposits.  Borrowings increased by $243.2 million, or 42.4%.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2020 or December 31, 2019. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $322.9 million, or 27.2%, from $1.2 billion at December 31, 2019 to $1.5 billion at September 30, 2020. The increase was mainly attributed to purchases of mortgage-backed securities.

At September 30, 2020, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $4.4 million at September 30, 2020 and December 31, 2019.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of September 30, 2020 or December 31, 2019.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$25,456	$25,951	$41,403	$41,830
U.S. Government agencies	104,253	104,710	165,162	164,950
Obligations of states, municipalities, and political subdivisions	103,895	108,312	92,806	94,832
Residential mortgage-backed securities
Agency	807,798	824,037	490,427	490,236
Non-agency	62,775	64,096	109,501	109,822
Commercial mortgage-backed securities
Agency	256,830	263,732	159,650	159,701
Non-agency	11,215	11,643	31,144	31,274
Corporate securities	56,059	57,208	48,796	49,330
Asset-backed securities	50,354	49,522	44,515	44,317
Total	$1,478,635	$1,509,211	$1,183,404	$1,186,292

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,400	$4,589	$4,412	$4,498
Total	$4,400	$4,589	$4,412	$4,498

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2020, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 41 investment securities with unrealized losses at September 30, 2020. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$16,991	2.49%	$8,465	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	498	2.42%	1,973	2.80%	82,558	1.31%	19,224	2.08%
Obligations of states, municipalities, and political subdivisions	6,022	2.26%	27,166	2.40%	25,177	2.74%	45,530	2.49%
Residential mortgage-backed securities
Agency	—	0.00%	1,129	1.36%	82,328	1.40%	724,341	1.65%
Non-agency	—	0.00%	—	0.00%	—	0.00%	62,775	2.72%
Commercial mortgage-backed securities
Agency	—	0.00%	7,480	3.35%	3,033	2.19%	246,317	2.14%
Non-agency	—	0.00%	—	0.00%	—	0.00%	11,215	2.56%
Corporate securities	2,498	3.25%	8,727	3.09%	44,834	4.06%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	10,792	2.29%	39,562	1.81%
Total	$26,009	2.51%	$54,940	2.65%	$248,722	2.03%	$1,148,964	1.87%

	Maturity as of September 30, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$502	1.50%	$3,898	2.62%	$—	0.00%	$—	0.00%
Total	$502	1.50%	$3,898	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$17,975	2.54%	$23,428	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	19,940	2.27%	38,739	1.97%	74,614	2.69%	31,869	2.85%
Obligations of states, municipalities, and political subdivisions	5,851	2.13%	27,556	2.39%	30,476	2.91%	28,923	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,562	1.92%	38,609	1.98%	449,256	2.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	109,501	3.14%
Commercial mortgage-backed securities
Agency	—	0.00%	7,410	3.35%	3,047	1.97%	149,193	2.62%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,144	2.60%
Corporate securities	7,525	2.96%	9,348	3.26%	31,923	4.00%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	—	0.00%	44,515	3.36%
Total	$51,291	2.45%	$109,043	2.40%	$178,669	2.80%	$844,401	2.67%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $77.4 million at September 30, 2020, an increase of $7.1 million from December 31, 2019.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2020 or December 31, 2019.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2020 and December 31, 2019, we held $9.7 million and $22.1 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2020 and December 31, 2019.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2020 and December 31, 2019 were $4.4 billion and $3.8 billion, respectively, an increase of $588.9 million, or 15.6%. Originated loans were $3.6 billion at September 30, 2020, an increase of $800.9 million, or 28.2%, compared to $2.8 billion at December 31, 2019. Acquired impaired loans and acquired non-impaired loans and leases were $737.9 million at September 30, 2020, a decrease of $212.1 million, or 22.3%, compared to $950.0 million at December 31, 2019.  The increase in our originated portfolio was primarily attributed to organic loan and lease growth, primarily PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations.  The Company's exposure to certain industries as of September 30, 2020 represents the following percentages of the portfolio:  27.4% real estate, 15.1% manufacturing, 7.9% consumer, 6.5% wholesale trade, 5.9% accommodation and food service, 6.5% retail trade, and all other industries individually represent less than 5% of the portfolio or 9.5% of the total loan portfolio.  As of September 30, 2020, the loan portfolio included $396.0 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 18.3% food services, 15.4% retail trade, and 13.0% manufacturing.  The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$919,862	21.0%	$792,263	20.9%
Residential real estate	458,364	10.5%	483,072	12.8%
Construction, land development, and other land	234,017	5.3%	235,794	6.2%
Commercial and industrial	1,214,099	27.8%	1,160,996	30.7%
Paycheck Protection Program	622,191	14.2%	—	0.0%
Installment and other	2,346	0.1%	5,372	0.1%
Leasing financing receivables	185,700	4.2%	158,155	4.2%
Total originated loans and leases	$3,636,579	83.1%	$2,835,652	74.9%
Acquired impaired loans
Commercial real estate	$117,114	2.7%	$135,914	3.6%
Residential real estate	84,197	1.9%	100,223	2.7%
Construction, land development, and other land	4,804	0.1%	5,373	0.1%
Commercial and industrial	10,489	0.3%	16,909	0.4%
Installment and other	214	0.0%	249	0.0%
Total acquired impaired loans	$216,818	5.0%	$258,668	6.8%
Acquired non-impaired loans and leases
Commercial real estate	$310,879	7.1%	$348,365	9.2%
Residential real estate	90,835	2.1%	128,527	3.4%
Construction, land development, and other land	213	0.0%	37,490	1.0%
Commercial and industrial	104,221	2.4%	153,660	4.1%
Installment and other	583	0.0%	944	0.0%
Leasing financing receivables	14,389	0.3%	22,355	0.6%
Total acquired non-impaired loans and leases	$521,120	11.9%	$691,341	18.3%
Total loans and leases	$4,374,517	100.0%	$3,785,661	100.0%
Allowance for loan and lease losses	(61,258)		(31,936)
Total loans and leases, net of allowance for loan and lease losses	$4,313,259		$3,753,725

Loans collateralized by real estate comprised 50.7% and 59.8% of the loan and lease portfolio at September 30, 2020 and December 31, 2019, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2020 and December 31, 2019 and totaled $1.3 billion, or 60.7%, of real estate loans and 30.8% of the total loan and lease portfolio at September 30, 2020. At December 31, 2019, commercial real estate loans totaled $1.3 billion and comprised 56.3% of real estate loans and 33.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $135.9 million as of December 31, 2019 to $117.1 million as of September 30, 2020, or 13.8%. At September 30, 2020 and December 31, 2019, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 288.1% and 308.1%, respectively. Non-owner occupied commercial real estate loans were $483.9 million and $459.9 million, or 73.7% and 76.3% of total capital, at September 30, 2020 and December 31, 2019, respectively.

Residential real estate loans totaled $633.4 million at September 30, 2020 compared to $711.8 million at December 31, 2019, a decrease of $78.4 million, or 11.0%. The residential real estate loan portfolio comprised 28.5% and 31.4% of real estate loans as of September 30, 2020 and December 31, 2019, respectively, and 14.5% and 18.8% of total loans and leases at September 30, 2020 and December 31, 2019, respectively. Acquired impaired residential real estate loans decreased from $100.2 million at December 31, 2019 to $84.2 million at September 30, 2020, or 16.0%.

Construction, land development, and other land loans totaled $239.0 million at September 30, 2020 compared to $278.7 million at December 31, 2019, an decrease of $39.6 million, or 14.2%. The construction, land development and other land loan portfolio comprised 10.8% and 12.3% of real estate loans at September 30, 2020 and December 31, 2019, respectively, and 5.4% and 7.3% of the total loan and lease portfolio at September 30, 2020 and December 31, 2019, respectively.

Commercial and industrial loans totaled $1.3 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively, an decrease of $2.8 million, or 0.2%. The commercial and industrial loan portfolio comprised 30.5% and 35.2% of the total loan and lease portfolio at September 30, 2020 and December 31, 2019, respectively.

Lease financing receivables comprised 4.5% and 4.8% of the loan and lease portfolio at September 30, 2020 and December 31, 2019, respectively. Total lease financing receivables were $200.1 million and $180.5 million at September 30, 2020 and December 31, 2019, respectively, an increase of $19.6 million, or 10.8%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, we began offering relief through payment deferrals during the first quarter of 2020.  Through September 30, 2020, we cumulatively approved approximately $637.8 million in payment deferrals, or 16.8% of loans and leases excluding PPP loans at September 30, 2020. As of September 30, 2020 we had $27.9 million in active deferrals, or 0.7% of loans and leases excluding PPP loans. The following table shows active deferrals by bucket and category at September 30, 2020 (dollars in thousands):

	30 Days		60 Days		90 + Days		Totals
	Balance	Count	Balance	Count	Balance	Count	Balance	Count
Commercial
Principal and Interest	$—	—	$—	—	$21,364	16	$21,364	16
Principal Only	—	—	—	—	1,663	3	1,663	3
Total commercial deferrals	$—	—	$—	—	$23,027	19	$23,027	19
Consumer
Interest Only	$—	—	$—	—	$284	3	$284	3
Principal and Interest	—	—	—	—	1,661	9	1,661	9
Total consumer deferrals	$—	—	$—	—	$1,945	12	$1,945	12
Leasing
Principal and Interest	$445	8	$1,221	35	$163	4	$1,829	47
Total leasing deferrals	$445	8	$1,221	35	$163	4	$1,829	47
Government Guaranteed Lending
Principal and Interest	$—	—	$—	—	$1,142	3	$1,142	3
Total SBC deferrals	$—	—	$—	—	$1,142	3	$1,142	3
Total deferrals	$445	8	$1,221	35	$26,277	38	$27,943	81

We have identified certain industries that we believe have shown early impact as a result of the COVID-19 pandemic.  As of September 30, 2020, these industries represent approximately 9.9% of our loan and lease portfolio, excluding PPP loans. These industries include restaurants and food services loans of $133.9 million, accommodation loans of $47.3 million, amusement and recreation loans of $47.9 million, nursing and senior residential care loans of $49.9 million, truck transportation loans of $40.1 million, faith-based and not-for-profit loans of $40.6 million, performing arts and spectator sports loans of $10.0 million, and air transportation loans of $2.0 million.  As of September 30, 2020, we have approximately $6.4 million of active payment deferrals on loans in these select industries.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2020 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$59,890	$55,467	$350,461	$165,759	$109,314	$178,971	$919,862
Residential real estate	26,024	40,712	63,523	49,171	188,944	89,990	458,364
Construction, land development, and other land	3,440	62,086	22,108	140,632	2,453	3,298	234,017
Commercial and industrial	4,383	288,316	135,844	382,328	135,251	267,977	1,214,099
Paycheck protection program	—	—	622,191	—	—	—	622,191
Installment and other	214	520	1,294	17	301	—	2,346
Leasing financing receivables	7,698	—	160,082	—	17,920	—	185,700
Total originated loans and leases	$101,649	$447,101	$1,355,503	$737,907	$454,183	$540,236	$3,636,579
Acquired impaired loans
Commercial real estate	$41,225	$5,361	$61,489	$1,510	$3,804	$3,725	$117,114
Residential real estate	21,145	2,503	37,883	769	18,051	3,846	84,197
Construction, land development, and other land	1,837	1,988	979	—	—	—	4,804
Commercial and industrial	4,772	95	3,514	90	1,601	417	10,489
Installment and other	5	—	29	—	180	—	214
Total acquired impaired loans	$68,984	$9,948	$103,894	$2,368	$23,636	$7,988	$216,818
Acquired non-impaired loans and leases
Commercial real estate	$32,195	$9,040	$131,601	$31,337	$32,441	$74,265	$310,879
Residential real estate	5,677	11,484	26,610	32,037	4,040	10,987	90,835
Construction, land development, and other land	-	—	213	—	—	—	213
Commercial and industrial	5,805	9,824	35,888	28,712	3,757	20,235	104,221
Installment and other	54	41	392	96	—	—	583
Leasing financing receivables	1,050	—	13,339	—	—	—	14,389
Total acquired non-impaired loans and leases	$44,781	$30,389	$208,043	$92,182	$40,238	$105,487	$521,120
Total loans and leases	$215,414	$487,438	$1,667,440	$832,457	$518,057	$653,711	$4,374,517

At September 30, 2020, 54.9% of the loan and lease portfolio bears interest at fixed rates and 45.1% at floating rates. In addition, $607.2 million, or 13.9%, of the loan and lease portfolio has interest rate floors of which $508.0 million were at the interest rate floor as of September 30, 2020.  The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $61.3 million at September 30, 2020 compared to $31.9 million at December 31, 2019, an increase of $29.3 million, or 91.8%. The increase was primarily due to increases in the general reserve driven by newly originated loans and leases and renewals of acquired non-impaired loans that are also reflected within originated loans and leases, and specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio as well as commercial loan relationships.  The increase also includes allocations of $22.0 million to address the estimated impact of the uncertainty caused by the COVID-19 pandemic. Economic factors considered in recognizing the additional allocation includes the impact that an increased unemployment rate due to sheltering in place had on a borrowers’ ability to repay loans; and an increase in watch and classified loans.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.40% and 0.84% of total loans and leases at September 30, 2020 and December 31, 2019, respectively. The increase was primarily driven by an increase in specific impairments on non-performing loans, including the unguaranteed portion of U.S. government guaranteed loans, and increases to our general reserve to address the impact of the COVID-19 pandemic and the continued economic uncertainty.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Provision (release) for acquired impaired loans	947	(465)	100	472	—	—	—	1,054
Provision (release) for acquired non-impaired loans and leases	1,170	20	(43)	(1,214)	—	—	(51)	(118)
Provision for originated loans	4,304	736	972	8,345	—	1	446	14,804
Total provision	$6,421	$291	$1,029	$7,603	$—	$1	$395	$15,740
Charge-offs for acquired impaired loans	(314)	—	—	(460)	—	—	—	(774)
Charge-offs for acquired non-impaired loans and leases	(32)	—	—	(169)	—	—	(82)	(283)
Charge-offs for originated loans and leases	(1,220)	(250)	(701)	(2,625)	—	—	(292)	(5,088)
Total charge-offs	$(1,566)	$(250)	$(701)	$(3,254)	$—	$—	$(374)	$(6,145)
Recoveries for acquired impaired loans	1	2	—	12	—	—	—	15
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	114	114
Recoveries for originated loans and leases	18	6	53	71	—	—	86	234
Total recoveries	$19	$8	$53	$83	$—	$—	$200	$363
Less: Net charge-offs	1,547	242	648	3,171	—	—	174	5,782
Acquired impaired loans	2,009	763	87	1,877	—	—	—	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at September 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,643	$300	$187	$1,901	—	$—	$—	$5,031
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	4,516	77	—	10,189	—	—	—	14,782
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Loans and leases ending balance
Acquired impaired loans	$117,114	$84,197	$4,804	$10,489	$—	$214	$—	$216,818
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	39,001	1,636	—	37,253	—	—	—	77,890
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Total loans and leases at September 30, 2020, gross	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.02%
Originated loans and leases	0.11%	0.02%	0.06%	0.23%	0.00%	0.00%	0.02%	0.45%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.68%	1.92%	0.11%	0.24%	0.00%	0.00%	0.00%	4.96%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.89%	0.04%	0.00%	0.85%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.24%	12.52%	5.35%	29.28%	14.22%	0.07%	4.57%	93.26%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision (release) for acquired impaired loans	2,013	(382)	161	1,255	—	—	—	3,047
Provision (release) for acquired non-impaired loans and leases	2,662	111	(16)	563	—	1	(194)	3,127
Provision (release) for originated loans	9,474	2,302	1,765	25,026	—	(14)	986	39,539
Total provision	$14,149	$2,031	$1,910	$26,844	$—	$(13)	$792	$45,713
Charge-offs for acquired impaired loans	(328)	—	—	(539)	—	—	—	(867)
Charge-offs for acquired non-impaired loans and leases	(1,059)	—	—	(714)	—	—	(145)	(1,918)
Charge-offs for originated loans and leases	(1,819)	(259)	(701)	(10,804)	—	—	(1,247)	(14,830)
Total charge-offs	$(3,206)	$(259)	$(701)	$(12,057)	$—	$—	$(1,392)	$(17,615)
Recoveries for acquired impaired loans	21	7	—	47	—	—	—	75
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	145	177
Recoveries for originated loans and leases	33	21	53	319	—	—	546	972
Total recoveries	$76	$28	$53	$376	$—	$—	$691	$1,224
Less: Net charge-offs	3,130	231	648	11,681	—	—	701	16,391
Acquired impaired loans	2,643	300	187	1,901	—	—	—	5,031
Acquired non-impaired loans and leases	3,549	126	—	2,519	—	3	146	6,343
Originated loans and leases	12,792	3,364	1,685	30,120	—	34	1,889	49,884
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Ending ALLL balance
Acquired impaired loans	$2,643	$300	$187	$1,901	—	$—	$—	$5,031
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	4,516	77	—	10,189	—	—	—	14,782
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Loans and leases ending balance
Acquired impaired loans	$117,114	$84,197	$4,804	$10,489	$—	$214	$—	$216,818
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	39,001	1,636	—	37,253	—	—	—	77,890
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Total loans and leases at September 30, 2020, gross	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.09%
Originated loans and leases	0.06%	0.01%	0.02%	0.35%	0.00%	0.00%	0.02%	0.69%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.68%	1.92%	0.11%	0.24%	0.00%	0.00%	0.00%	4.96%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.89%	0.04%	0.00%	0.85%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.24%	12.52%	5.35%	29.28%	14.22%	0.07%	4.57%	93.26%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2019	$8,934	$2,171	$691	$17,126	$67	$2,143	$31,132
Provision (release) for acquired impaired loans	9	10	(1)	(83)	—	—	(65)
(Release) for acquired non-impaired loans and leases	(71)	(1)	(1)	(277)	(1)	(54)	(405)
Provision for originated loans	1,137	65	127	4,558	(11)	525	6,401
Total provision (release)	$1,075	$74	$125	$4,198	$(12)	$471	$5,931
Charge-offs for acquired impaired loans	(368)	—	—	(240)	—	—	(608)
Charge-offs for acquired non-impaired loans and leases	(4)	—	—	—	—	—	(4)
Charge-offs for originated loans and leases	(1,087)	—	—	(3,321)	(1)	(665)	(5,074)
Total charge-offs	$(1,459)	$—	$—	$(3,561)	$(1)	$(665)	$(5,686)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	22	22
Recoveries for originated loans and leases	3	6	—	20	1	156	186
Total recoveries	$3	$6	$—	$20	$1	$178	$208
Less: Net charge-offs (recoveries)	1,456	(6)	—	3,541	—	487	5,478
Acquired impaired loans	1,367	600	14	819	2	—	2,802
Acquired non-impaired loans and leases	2,166	15	21	2,791	—	268	5,261
Originated loans and leases	5,020	1,636	781	14,173	53	1,859	23,522
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending ALLL balance
Acquired impaired loans	$1,367	$600	$14	$819	$2	$—	$2,802
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,728	39	—	6,795	—	—	9,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Loans and leases ending balance
Acquired impaired loans	$142,435	$109,409	$4,562	$18,349	$267	$—	$275,022
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	24,071	2,374	—	26,731	—	—	53,176
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Total loans and leases at September 30, 2019, gross	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.00%	0.03%	0.00%	0.00%	0.06%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.11%	0.00%	0.00%	0.35%	0.00%	0.05%	0.51%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.72%	2.86%	0.12%	0.47%	0.01%	0.00%	7.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.63%	0.06%	0.00%	0.70%	0.00%	0.00%	1.39%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.75%	16.64%	7.22%	32.81%	0.24%	4.78%	91.43%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	203	(37)	14	599	—	—	779
Provision (release) for acquired non-impaired loans and leases	1,478	(96)	4	856	—	(278)	1,964
Provision for originated loans	2,531	363	332	9,095	10	1,247	13,578
Total provision	$4,212	$230	$350	$10,550	$10	$969	$16,321
Charge-offs for acquired impaired loans	(478)	—	—	(907)	—	—	(1,385)
Charge-offs for acquired non-impaired loans and leases	(1,755)	—	—	(1,379)	—	—	(3,134)
Charge-offs for originated loans and leases	(1,395)	(9)	—	(3,454)	(5)	(1,932)	(6,795)
Total charge-offs	$(3,628)	$(9)	$—	$(5,740)	$(5)	$(1,932)	$(11,314)
Recoveries for acquired impaired loans	398	270	—	4	—	—	672
Recoveries for acquired non-impaired loans and leases	28	2	—	19	—	142	191
Recoveries for originated loans and leases	3	7	—	18	1	485	514
Total recoveries	$429	$279	$—	$41	$1	$627	$1,377
Less: Net charge-offs (recoveries)	3,199	(270)	—	5,699	4	1,305	9,937
Acquired impaired loans	1,367	600	14	819	2	—	2,802
Acquired non-impaired loans and leases	2,166	15	21	2,791	—	268	5,261
Originated loans and leases	5,020	1,636	781	14,173	53	1,859	23,522
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Ending ALLL balance
Acquired impaired loans	$1,367	$600	$14	$819	$2	$—	$2,802
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,728	39	—	6,795	—	—	9,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,458	1,612	802	10,169	53	2,127	19,221
Balance at September 30, 2019	$8,553	$2,251	$816	$17,783	$55	$2,127	$31,585
Loans and leases ending balance
Acquired impaired loans	$142,435	$109,409	$4,562	$18,349	$267	$—	$275,022
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	24,071	2,374	—	26,731	—	—	53,176
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,139,782	637,320	276,437	1,257,082	9,087	183,184	3,502,892
Total loans and leases at September 30, 2019, gross	$1,306,288	$749,103	$280,999	$1,302,162	$9,354	$183,184	$3,831,090
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.03%
Acquired non-impaired loans and leases	0.06%	0.00%	0.00%	0.05%	0.00%	0.00%	0.11%
Originated loans and leases	0.05%	0.00%	0.00%	0.13%	0.00%	0.05%	0.23%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.72%	2.86%	0.12%	0.47%	0.01%	0.00%	7.18%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.63%	0.06%	0.00%	0.70%	0.00%	0.00%	1.39%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.75%	16.64%	7.22%	32.81%	0.24%	4.78%	91.43%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2020 and December 31, 2019 totaled $51.3 million and $46.2 million, respectively, an increase of $5.1 million, or 11.2%, due to the increase in non-accrual loans.

Total non-accrual loans and leases increased by $6.9 million, or 19.1%, between December 31, 2019 and September 30, 2020 mostly due to a net increase of $8.8 million in commercial real estate loans. The U.S. government guaranteed portion of non-performing loans totaled $3.7 million at September 30, 2020 and $4.2 million at December 31, 2019.

Total OREO decreased from $9.9 million at December 31, 2019 to $8.2 million at September 30, 2020. The $1.7 million decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due decreased from $40.2 million at December 31, 2019 to $10.0 million at September 30, 2020. This represents a decrease of $30.2 million, or 75.1%, and can be attributed to decreases in commercial real estate loans, commercial and industrial loans, and construction, land development, and other land loans, primarily as a result of SBA CARES Act payments and payment deferrals granted to assist customers with their short-term cash flow needs during the COVID-19 pandemic. See Note 6 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$43,196	$36,272
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	43,196	36,272
Other real estate owned	8,150	9,896
Total non-performing assets	$51,346	$46,168
Total non-performing loans and leases as a percentage of total loans and leases	0.99%	0.96%
Total non-performing assets as a percentage of total assets	0.79%	0.84%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	141.81%	88.05%
Accruing troubled debt restructured loans	$2,293	$1,771

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,749	$4,232
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$3,749	$4,232
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.90%	0.85%
Total non-performing assets not guaranteed as a percentage of total assets	0.73%	0.76%
Accruing troubled debt restructured loans guaranteed	$—	$—

(1)	Includes $6.3 million and $8.8 million of non-accrual restructured loans at September 30, 2020 and December 31, 2019.
(2)	For the nine months ended September 30, 2020, $1.9 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the nine months ended September 30, 2020, $359,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at September 30, 2020 were $4.8 billion, representing an increase of $662.7 million, or 16.0%, compared to $4.1 billion at December 31, 2019, driven by an increase in customer liquidity. Non-interest-bearing deposits were $1.7 billion, or 35.7% of total deposits, at September 30, 2020, an increase of $439.0 million, or 34.3%, compared to $1.3 billion at December 31, 2019, or 30.9% of total deposits. Core deposits were 89.9% and 83.1% of total deposits at September 30, 2020 and December 31, 2019, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,742,787	0.00%	$1,223,556	0.00%
Interest checking	565,917	0.16%	358,185	0.58%
Money market accounts	1,202,016	0.21%	735,724	1.03%
Savings	535,396	0.05%	475,417	0.10%
Time deposits (below $100,000)	363,956	0.62%	494,933	2.00%
Time deposits ($100,000 and above)	506,271	1.00%	775,117	2.34%
Total	$4,916,343	0.22%	$4,062,932	0.94%

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,578,704	0.00%	$1,221,375	0.00%
Interest checking	432,785	0.20%	328,558	0.57%
Money market accounts	1,126,588	0.45%	682,020	1.01%
Savings	509,001	0.05%	474,815	0.10%
Time deposits (below $100,000)	405,889	1.17%	487,116	1.87%
Time deposits ($100,000 and above)	580,530	1.53%	761,142	2.33%
Total	$4,633,497	0.43%	$3,955,026	0.91%

Our average cost of deposits was 0.22% during the third quarter of 2020 compared to 0.94% during the third quarter of 2019.  Our average cost of deposits was 0.43% during the nine months ended September 30, 2020 compared to 0.91% during the nine months ended September 30, 2019.  These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total deposits ratios were 35.4% during the third quarter of 2020 compared to 30.1% during the third quarter of 2019. We had $35.0 million and $41.0 million of brokered time deposits at September 30, 2020 and December 31, 2019, respectively. Our loan and lease to deposit ratio was 91.96% at September 30, 2020 compared to 91.56% at December 31, 2019.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At September 30, 2020
Time Deposits
Three months or less	$106,241
Over three months through six months	169,763
Over six months through 12 months	183,440
Over 12 months	25,893
Total	$485,337

Borrowed Funds

On June 26, 2020, the Company issued $50.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030. On August 3, 2020, the Company issued an additional $25.0 million.  The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate (“SOFR”) plus 588 basis points thereafter until maturity (or earlier redemption).  The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required.  The subordinated notes are intended to qualify as Tier 2 capital for regulatory capital purposes.  The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At September 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $2.0 billion and $1.9 billion subject to the availability of collateral, respectively. At September 30, 2020, the Company had $215.0 million of FHLB advances with a maturities ranging from October 2020 to May 2021.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System.  The Company utilized the discount window to lower its cost of funds during the nine months ended September 30, 2020.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of September 30, 2020 and December 31, 2019.  The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$65,839	$—
Maximum outstanding at any month-end period during the year	350,000	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	0.25%	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$244,518	$463,645
Maximum outstanding at any month-end period during the year	499,000	550,000
Balance outstanding at end of period	215,000	506,000
Weighted average interest rate during period	1.16%	2.03%
Weighted average interest rate at end of period	0.23%	2.05%
Line of credit:
Average balance outstanding	$55	$645
Maximum outstanding at any month-end period during the year	1,550	5,680
Balance outstanding at end of period	—	—
Weighted average interest rate during period	51.11%	5.64%
Weighted average interest rate at end of period(1)	N/A	N/A

(1)

Our credit agreement with a third-party lender matures on October 2021. The line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $3.7 million, from $49.6 million at December 31, 2019 to $45.9 million at September 30, 2020.

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

As of September 30, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $1.4 billion from the Federal Reserve Bank (“FRB”). As of September 30, 2020, Byline Bank had open FHLB advances of $215.0 million and open letters of credit of $21.5 million, leaving us with available aggregate borrowing capacity of $930.9 million. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million and $968.7 million available under the Federal Reserve Bank discount window line at September 30, 2020.

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

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 8, 2021. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period.  If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2020 and December 31, 2019, the line of credit had no outstanding balance.

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

On April 21, 2020, Byline Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge PPP loans funded under the CARES Act, to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  PPP loans pledged as collateral will be valued at an amount equal to the principal amount of the PPP loan outstanding at the time the PPP loan is pledged.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, will carry an interest rate of 0.35%, and mature on the maturity date of the corresponding PPP loans pledged as collateral.  The Bank had $449.6 million outstanding under the PPPLF at September 30, 2020.

Capital Resources

Stockholders’ equity at September 30, 2020 was $794.7 million compared to $750.1 million at December 31, 2019, an increase of $44.6 million, or 5.9%. The increase was primarily driven by the increase in accumulated other comprehensive income reflecting the unrealized gains in our available-for-sale securities portfolio in addition to net income generated during the nine months ended September 30, 2020, less dividends declared.

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

As of September 30, 2020, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since September 30, 2020 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$757,133	16.67%	$363,274	8.00%	N/A	N/A
Bank	656,395	14.50%	362,063	8.00%	$452,579	10.00%
Tier 1 capital to risk weighted assets:
Company	$625,287	13.77%	$272,456	6.00%	N/A	N/A
Bank	599,736	13.25%	271,547	6.00%	$362,063	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$569,849	12.55%	$204,342	4.50%	N/A	N/A
Bank	599,736	13.25%	203,661	4.50%	$294,176	6.50%
Tier 1 capital to average assets:
Company	$625,287	10.93%	$228,874	4.00%	N/A	N/A
Bank	599,736	10.49%	228,729	4.00%	$285,912	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	$434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	$347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	$282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	$260,809	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2020.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2020 and year ended December 31, 2019, the Company received $7.5 million and $13.5 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions, including pursuant to a Rule 10b5-1 plan, all as effected to the extent permitted by applicable law, including pursuant to the safe harbor provided under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s currently outstanding common stock. Shares repurchased will be available for issuance under the Company’s equity incentive plans and for other general corporate purposes.  The program will be in effect until December 31, 2020, unless terminated earlier.  The Company repurchased 118,486 shares, or approximately $1.7 million, of stock during the first nine months of 2020 under this program, which were recorded as treasury shares on the trade date as a reduction in stockholders’ equity.  This program was paused in March 2020.

On September 8, 2020, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.03 per share for the third quarter of 2020, which totaled $1.2 million. The dividend was paid on October 6, 2020 to stockholders of record on September 22, 2020.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Byline Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties). At September 30, 2020, commercial line of credit usage was $1.2 billion, or 57.2% of available lines compared to $1.2 billion, or 58.7% of available lines at December 31, 2019.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2020 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2020
		Fair Value
	Notional	Asset	Liability
Interest rate contracts—pay fixed, receive floating	$—	$—	$—
Other interest rate swaps—pay fixed, receive floating	373,782	19,133	20,307
Other credit derivatives	8,653	—	20

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net income and earnings per share excluding significant items
Reported Net Income	$13,071	$15,342	$25,176	$41,150
Significant items:
Impairment charges on assets held for sale	32	67	747	459
Merger-related expense	—	1,043	—	4,213
Core system conversion expense	—	77	—	2,001
Tax benefit on impairment charges and merger-related expenses	(9)	(369)	(208)	(1,751)
Adjusted Net Income	$13,094	$16,160	$25,715	$46,072
Reported Diluted Earnings per Share	$0.34	$0.39	$0.64	$1.07
Significant items:
Impairment charges on assets held for sale	—	—	0.02	0.01
Merger-related expense	—	0.03	—	0.11
Core system conversion expense	—	—	—	0.05
Tax benefit on impairment charges and merger-related expenses	—	(0.01)	(0.01)	(0.04)
Adjusted Diluted Earnings per Share	$0.34	$0.41	$0.65	$1.20

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Adjusted non-interest expense:
Non-interest expense	$41,705	$45,448	$122,244	$130,081
Less significant items:
Impairment charges on assets held for sale	32	67	747	459
Merger-related expense	—	1,043	—	4,213
Core system conversion expense	—	77	—	2,001
Adjusted non-interest expense	$41,673	$44,261	$121,497	$123,408
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$41,673	$44,261	$121,497	$123,408
Less: Amortization of intangible assets	1,947	2,003	5,732	5,735
Adjusted non-interest expense excluding amortization of intangible assets	$39,726	$42,258	$115,765	$117,673
Pre-tax pre-provision net income:
Pre-tax income	$18,331	$21,265	$35,214	$56,946
Add: Provision for loan and lease losses	15,740	5,931	45,713	16,321
Pre-tax pre-provision net income	$34,071	$27,196	$80,927	$73,267
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$34,071	$27,196	$80,927	$73,267
Impairment charges on assets held for sale	32	67	747	459
Merger-related expense	—	1,043	—	4,213
Core system conversion expense	—	77	—	2,001
Adjusted pre-tax pre-provision net income	$34,103	$28,383	$81,674	$79,940
Total revenues:
Net interest income	$53,524	$57,838	$158,958	$162,371
Add: non-interest income	22,252	14,806	44,213	40,977
Total revenues	$75,776	$72,644	$203,171	$203,348
Tangible common stockholders' equity:
Total stockholders' equity	$794,696	$735,866	$794,696	$735,866
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill and other intangibles	174,523	179,543	174,523	179,543
Tangible common stockholders' equity	$609,735	$545,885	$609,735	$545,885
Tangible assets:
Total assets	$6,496,513	$5,438,278	$6,496,513	$5,438,278
Less: Goodwill and other intangibles	174,523	179,543	174,523	179,543
Tangible assets	$6,321,990	$5,258,735	$6,321,990	$5,258,735
Average tangible common stockholders' equity:
Average total stockholders' equity	$791,111	$729,781	$777,522	$695,547
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill and other intangibles	175,443	180,740	177,426	172,373
Average tangible common stockholders' equity	$605,230	$538,603	$589,658	$512,736
Average tangible assets:
Average total assets	$6,401,290	$5,435,762	$6,052,682	$5,226,491
Less: Average goodwill and other intangibles	175,443	180,740	177,426	172,373
Average tangible assets	$6,225,847	$5,255,022	$5,875,256	$5,054,118
Tangible net income available to common stockholders:
Net income available to common stockholders	$12,875	$15,146	$24,589	$40,563
Add: After-tax intangible asset amortization	1,405	1,445	4,136	4,138
Tangible net income available to common stockholders	$14,280	$16,591	$28,725	$44,701
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$14,280	$16,591	$28,725	$44,701
Impairment charges on assets held for sale	32	67	747	459
Merger-related expense	—	1,043	—	4,213
Core system conversion expense	—	77	—	2,001
Tax benefit on significant items	(9)	(369)	(208)	(1,751)
Adjusted tangible net income available to common stockholders	$14,303	$17,409	$29,264	$49,623

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$34,071	$27,196	$80,927	$73,267
Average total assets	6,401,290	5,435,762	6,052,682	5,226,491
Pre-tax pre-provision return on average assets	2.12%	1.98%	1.79%	1.87%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$34,103	$28,383	$81,674	$79,940
Average total assets	6,401,290	5,435,762	6,052,682	5,226,491
Adjusted pre-tax pre-provision return on average assets:	2.12%	2.07%	1.80%	2.04%
Non-interest income to total revenues:
Non-interest income	$22,252	$14,806	$44,213	$40,977
Total revenues	75,776	72,644	203,171	203,348
Non-interest income to total revenues	29.37%	20.38%	21.76%	20.15%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$41,673	$44,261	$121,497	$123,408
Average total assets	6,401,290	5,435,762	6,052,682	5,226,491
Adjusted non-interest expense to average assets	2.59%	3.23%	2.68%	3.16%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$39,726	$42,258	$115,765	$117,673
Total revenues	75,776	72,644	203,171	203,348
Adjusted efficiency ratio	52.43%	58.17%	56.98%	57.87%
Adjusted return on average assets:
Adjusted net income	$13,094	$16,160	$25,715	$46,072
Average total assets	6,401,290	5,435,762	6,052,682	5,226,491
Adjusted return on average assets	0.81%	1.18%	0.57%	1.18%
Adjusted return on average stockholders' equity:
Adjusted net income	$13,094	$16,160	$25,715	$46,072
Average stockholders' equity	791,111	729,781	777,522	695,547
Adjusted return on average stockholders' equity	6.58%	8.78%	4.42%	8.86%
Tangible common equity to tangible assets:
Tangible common equity	$609,735	$545,885	$609,735	$545,885
Tangible assets	6,321,990	5,258,735	6,321,990	5,258,735
Tangible common equity to tangible assets	9.64%	10.38%	9.64%	10.38%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$14,280	$16,591	$28,725	$44,701
Average tangible common stockholders' equity	605,230	538,603	589,658	512,736
Return on average tangible common stockholders' equity:	9.39%	12.22%	6.51%	11.66%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$14,303	$17,409	$29,264	$49,623
Average tangible common stockholders' equity	605,230	538,603	589,658	512,736
Adjusted return on average tangible common stockholders' equity	9.40%	12.82%	6.63%	12.94%
Tangible book value per share:
Tangible common equity	$609,735	$545,885	$609,735	$545,885
Common shares outstanding	38,568,916	38,169,126	38,568,916	38,169,126
Tangible book value per share	$15.81	$14.30	$15.81	$14.30

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements.

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

•

uncertainty regarding domestic and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, including as a result of the disruption of global, national, state and local economies associated with the COVID-19 pandemic, as well as federal, state and local government responses thereto, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible goodwill impairment charges;

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

We utilize interest rate swaps to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of September 30, 2020, we had a notional amount of $373.8 million of interest rate swaps outstanding. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2020 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Estimated Increase (Decrease) in Net Interest Income
	Twelve Months Ending	Twelve Months Ending
Change in Market Interest Rates as of September 30, 2020	September 30, 2021	September 30, 2022
Immediate Shifts
+300 basis points	16.2%	23.9%
+200 basis points	10.6%	16.0%
+100 basis points	4.7%	7.4%
-100 basis points	(2.6)%	(4.4)%

Dynamic Balance Sheet and Rate Shifts
+200 basis points	5.5%
+100 basis points	2.2%
-100 basis points	(1.3)%

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

Item 4. Controls and Procedures.

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2019 that was filed with the SEC on March 12, 2020 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 that was filed with the SEC on May 5, 2020 and June 30, 2020 that was filed with the SEC on August 10, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be in effect until December 31, 2020 unless terminated earlier. The Company determined to pause the program in March 2020. Accordingly, no shares were repurchases during the third quarter of 2020. The total remaining authorization under the program was 1,131,514 shares as of September 30, 2020

Item 3. Defaults Upon Senior Securities.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 6, 2020	By:	/s/	Alberto J. Paracchini
Alberto J. Paracchini
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)