Form 10-K
period 2020-12-31
BYLINE BANCORP, INC.
filed 2021-03-04
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2020, was approximately $332,325,149.

The number of shares of Registrant’s common stock outstanding as of March 1, 2021 was 38,748,075.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, scheduled to be held on June 8, 2021, are incorporated by reference into Part III of this Report.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•

the current and potential disruption to and impact on our business, capital, employees, financial condition, liquidity, operations, prospects and results of operations, including a decrease in revenue and an increase in expenses, as well as the trading price of our common stock as a result of the economic and other consequences, including the severity and duration, of the pandemic caused by the novel coronavirus SARS-CoV-2 (“COVID-19”);

•

uncertainty regarding domestic and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, including as a result of the disruption of global, national, state and local economies associated with the COVID-19 pandemic, as well as federal, state and local government responses thereto, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible asset impairment charges;

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

•	estimates of fair value of certain of our assets and liabilities, which could change in value significantly from period to period;
•	competitive pressures in the financial services industry relating to both pricing and loan and lease structures, which may impact our growth rate;
•	unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected pay downs or payoffs of existing loans and leases;
•	inaccurate information and assumptions in our analytical and forecasting models used to manage our balance sheet;
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
•

legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the rules and regulations that may be promulgated thereunder;

•

changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, including as a result of the COVID-19 pandemic, as well as changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;

•	changes in accounting principles, policies and guidelines applicable to bank holding companies and banking generally;
•	the impact of a possible change in the federal or state income tax rates on our deferred tax assets and provision for income tax expense;
•	our ability to implement our growth strategy, including via acquisitions;
•	the possibility that any of the anticipated benefits of acquisitions will not be realized or will not be realized within the expected time period;
•	the risk that the integration of acquisition operations will be materially delayed or will be more costly or difficult than expected;
•	the effect of mergers on customer relationships and operating results; and
•	other risks detailed from time to time in filings we make with the SEC.

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

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended December 31, 2020. As of December 31, 2020, we had consolidated total assets of $6.4 billion, total gross loans and leases outstanding of $4.3 billion, total deposits of $4.8 billion, and total stockholders’ equity of $805.5 million.

Strategic growth

As part of our strategic growth plan, we explore potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations.

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2020, commercial deposits accounted for 46.4% of total deposits and were 76.0% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

Our ability to originate loans and leases across a range of industries and product types helps us maintain a diversified loan and lease portfolio across various sectors, including commercial and industrial lending, leasing, U.S. government guaranteed loans and real estate loans, allowing us to efficiently manage our credit exposures and capitalize on more lending opportunities. We have also enhanced our product and lending capabilities with the addition of experienced lending teams hired from larger banks.

Loan and Lease Portfolio as of December 31, 2020	Deposit Portfolio as of December 31, 2020

Acquisitions

Our ability to engage in certain merger or acquisition transactions depends on a number of factors, including opportunities in our market areas, access to capital, our bank regulators' views at the time as to the capital levels, quality of management and overall financial condition of the Company, in addition to their assessment of a variety of other factors, including our compliance with law and regulations. We have successfully completed a number of strategic acquisitions since our recapitalization in 2013, including the following recent transactions:

Year	Acquisitions
2019	Oak Park River Forest Bankshares, Inc.
2018	First Evanston Bancorp, Inc.
2016	Ridgestone Financial Services, Inc.
2014	Baytree Leasing Company LLC

Additional detail regarding certain recent acquisitions is contained in Note 3 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Branch network and distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 45 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

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

While our branch network will continue to be our primary delivery channel, we understand the evolving banking environment requires digital interaction to keep pace with our customers’ needs. We continually perform strategic reviews of our branch network and our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth and consolidation potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 46, including 13 branches added through acquisition. In 2018 and 2019, we consolidated seven branches and two other facilities within our network with minimal impact on our customer service levels, convenience, and business development capabilities. During 2020 we consolidated 15 branches. We expect the most recent consolidations to generate over $4.0 million in annual cost savings, a portion of which we will seek to reinvest back into product development, particularly our online and mobile banking platforms that allow customers to transact via digital channels, including bill payments, mobile deposits and peer-to-peer payment options.

We plan to continue to leverage our seasoned management team, the attractive market opportunity in the Chicago metropolitan area, our diversified lending approach and our track record of successfully integrating acquisitions to drive future growth. We believe that having a deep understanding of customers, longstanding ties to the communities in which we operate, a strong market position and exceptional employees allow us to provide the attention, responsiveness and customized service our customers seek while offering a diverse range of products to serve a variety of needs.

Segments

We have one reportable segment. Our chief operating decision maker evaluates our business and operations using consolidated information for purposes of allocating resources and assessing performance.

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 45 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and treasury management products. Our primary commercial lending groups are described below:

Commercial & industrial.  Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2020, the C&I group managed a portfolio of $1.4 billion in loans outstanding.

Commercial real estate.  Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by property type including loans secured by multifamily, retail, industrial and office properties. As of December 31, 2020, the CRE group had $671.3 million in loans outstanding.

Sponsor finance.  Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2020, we had $333.7 million in sponsor finance loans outstanding.

Syndications.  From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, commercial real estate and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2020, the group had $274.2 million in loan syndications outstanding.

Commercial deposits and treasury management.  We also support our business customers with a variety of deposit and treasury management products, along with business transaction accounts. Our comprehensive suite of products includes treasury services, information reporting, fraud management, cash collection and interest rate derivative products. We believe these tailored products allow us to provide a robust service offering to our customers and to support their day to day funding and risk management needs. These services are provided through multiple points of contact including branch, online and mobile interfaces.

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as “U.S. government guaranteed loans”). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2020, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $635.0 million. The total unpaid principal balances of loans serviced for others was $1.5 billion at December 31, 2020.

Retail deposits

We offer customers traditional retail deposit products through our branch network and the ability to access their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except for time deposits exceeding $100,000, to be our primary and most valuable funding source, and as of December 31, 2020, core deposits represented 89.9% of our total deposits.  In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for only 12.0% of all deposits as of December 31, 2020. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $4.8 billion of deposits at December 31, 2020, and our average cost of deposits was 0.35% for the year ended December 31, 2020.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group (“BFG”), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, materials handlings, small equipment construction, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, and wholesalers. The average lease size at origination for BFG for the year ended December 31, 2020 was approximately $54,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2020, BFG had $227.1 million in leases outstanding with a weighted average life of approximately 4.7 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under management were $569.4 million as of December 31, 2020.

Competition

The financial services industry is highly competitive as we compete for loans, leases, deposits and customer relationships within and outside of our markets. Competition involves efforts to retain current customers, make new loans and obtain new deposits, increase the scope and sophistication of services offered, the availability, ease of use, and range of banking services provided on the internet and through mobile devices, and offer competitive interest rates paid on deposits and charged on loans. We face competition not only from other financial holding companies and commercial banks, but also from internet banks, savings and loan associations, FinTech companies, credit unions, trust and wealth management providers, and other providers of financial services and products. Competition is generally based on the variety, rates and terms of products and services offered to customers and the performance of funds under management.

Human Capital

At Byline, we believe in being the bank our customers deserve, which, as embodied in our name, means taking ownership, initiative, action, and responsibility for what we do. Attracting, developing and retaining the best people is crucial to that goal and is central to our long-term strategy. Our business is about people— our customers and our employees. We seek to help our customers build, make, and do— none of which would be possible without our employees.

Employee Profile

As of December 31, 2020, we had 931 employees in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be good. We embrace diversity within our teams and define diversity by both gender and people of color. Our key human capital diversity metrics are as follows:

•	Workforce diversity = 74%
•	Executive leadership diversity = 60%
•	Board of Directors diversity = 56%

Key Initiatives

To facilitate talent attraction, development and retention across our franchise, we strive to make Byline a diverse, inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. We believe the management and development of our employees is key to our strategic growth plan and longer-term succession planning. We seek to encourage and empower our team members to take initiative, make decisions, own their careers and build customers relationships through our programs and employee-led efforts and initiatives throughout Byline Bank.

Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

Diversity Equity & Inclusion (“DEI”) Initiatives:

•

Led by our executive team in partnership with an appointed DEI Council made up of two senior executives and 10 employees with representation across business units. The DEI Council is the foundation and catalyst for honoring our employees, engaging our customers and community, creating a great place to work, and ultimately driving business success.

•

We pledge to create an environment where every employee can bring their authentic self to work and knows that their background, ethnicity, experiences, perspective, and contributions serve to strengthen us, and where growth opportunities exist at all levels.

•

For our customers and community, we seek to demonstrate through our actions our commitment to being better together through community development loans and investments, community service, grants, donations, and sponsorships.

•	We seek to leverage our current diverse workforce and prominent community outreach efforts to further define and enhance our DEI focus in four key areas:
o

Workforce – Promoting representation at all levels and in all areas and business lines of the bank, with attention on recruiting and developing diverse talent and focusing on engagement and employee recognition.

o

Workplace – Creating  a culture where everyone brings their authentic self to work and knows that their unique background, ethnicity, experiences, perspective, and contribution serve to strengthen the bank and our culture.

o	Community – Building meaningful, productive relationships in the communities we work.
o	Marketplace – Providing our customers with products and services that meet their diverse needs, including support through digital strategies that align to the market.

Initiatives Supporting Physical, Emotional, Financial and Social Wellbeing:

•	Competitive, performance-based compensation, including incentives tied to business and individual results
•	Comprehensive health and welfare benefits offerings
•	Savings and retirement planning resources through our 401(k) Program and Employee Stock Purchase Plan
•	Access to employee assistance plans to help with financial planning and personal, family and life issues

Development opportunities:

We recognize the critical importance of providing career development and advancement opportunities for all employees. Accordingly, we provide a variety of formal and informal development opportunities to help employees grow in their current roles and build new skills.

We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. To further this goal, we reimburse tuition and certain fees for satisfactory completion of approved educational courses and certain certifications.  In addition, we equip leaders with the tools to act as mentors and to give open and honest feedback and support, and we provide employees the resources and support to create and execute personalized developmental plans.  Our board of directors oversees the succession planning for executive management on an annual basis.

Employee Recognition and Engagement:

•	We conduct an annual employee engagement survey with over 90% participation.
•	We provide everyday recognition through our “Kudos cards” that celebrate employees living our core values, or “Things That Matter”.
•	Our annual CEO Circle Awards highlight our employees who have demonstrated extraordinary performance during the year and exemplify our values.
•	Our employee resource groups (“ERGs”) were formed to facilitate equity and inclusion across the organization. These ERGs include: Women Empowered by Byline, Latinx, Black, Asian and LGBTQ.

Community and Social Impact:

We are committed to helping the local communities in which we live and work to grow and thrive, today and into the future. One way we do this is by providing employees paid time off to participate in community-based volunteer programs. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the pandemic.  During 2020, Byline made and/or supported:

•	~$7.5 million new community-development investments
•	31 community development grants
•	$122.7 million community-development loans
•	1,264 CRA volunteer hours
•	23 financial-literacy sessions
•	$472,000 in grants, donations and sponsorships

For additional information, please see our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank, see Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $122.4 million to us without obtaining affirmative regulatory approvals as of December 31, 2020.

As required by the Dodd-Frank Act, the Federal Reserve and the FDIC have implemented rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal banking regulators. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that if we become subject to those requirements, the Federal Reserve, the FDIC and the IDFPR will consider our results and those of our bank as an important factor in evaluating our and our bank’s capital adequacy, any proposed acquisitions by us or by our bank and whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which our bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

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

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of our bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, as implemented by the federal banking regulators, as well as various other rules implemented by the federal banking regulators as described below.. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

The Capital Rules. Over the past several years, the federal banking regulators have adopted a number of final rules, which we refer to as the Capital Rules, implementing Basel III, various provisions of the Dodd-Frank Act, various provisions of the Economic Growth Regulatory Relief and Consumer Protection Act (the “Consumer Protection Act”) and certain other statutory and regulatory provisions relating to capital requirements .  The Capital Rules, among other things, (i) include a capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations.  The Capital Rules also address risk based capital requirements and risk weights and other issues affecting regulatory capital ratio calculations.

Under the Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress.  The capital conservation buffer, which is composed entirely of CET1, is in addition to these minimum risk-weighted asset ratios.  The implementation of the capital conservation buffer began on January 1, 2016 and has been fully phased in and is equal to 2.5% of CET1.  In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions.  We do not expect the countercyclical capital buffer to be applicable to us or our bank.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

As a result of the fully phased-in capital conservation buffer rule, we and our bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and have been phased in over the past several years, with the most recent rule relating to such deductions and adjustments becoming effective as of April 1, 2020. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

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

The Capital Rules also include a standardized approach for risk weightings of assets that include more risk-sensitive categories compared to previous capital rules.  These risk-weighting categories depend on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30 day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

The federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations.  Neither of these final versions of the LCR apply to us or our bank.  On October 20, 2020, the federal banking regulators also approved a final rule implementing the NSFR that requires certain U.S. banking organizations to ensure that they have access to stable funding over a defined time period.  The final rule largely, with minor revisions, adopted the rule as originally proposed.  The final rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as us and Byline Bank.

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

As of December 31, 2020, our bank was considered “well capitalized” with a Tier 1 capital ratio of 12.91%, total capital ratio of 14.16%, Tier 1 leverage ratio of 10.72%, and a CET1 capital ratio of 12.91%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, see Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

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

Under the Dodd-Frank Act, the limit on FDIC deposit insurance was increased to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In September 2018, the FDIC announced that the DIF reserve ratio had surpassed 1.35% ahead of the September 30, 2020 deadline.

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

Ability-To-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Byline Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.

On December 10, 2020, the CFPB issued two new rules that would modify qualified mortgage loan requirements and provide flexibility to banks and other lenders in determining consumers’ ability-to-repay. Byline Bank complies with, and will continue to comply with, all applicable qualified mortgage loan requirements.

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

Leveraged Lending Guidance

The federal banking regulators have jointly issued guidance on leveraged lending that updates and replaces prior guidance for leveraged finance activities. The revised leveraged lending guidance describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain, among other things, (i) a credit limit and concentration framework consistent with the institution’s risk appetite, (ii) underwriting standards that define acceptable leverage levels, (iii) strong pipeline management policies and procedures and (iv) guidelines for conducting periodic portfolio and pipeline stress tests.

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

On May 20, 2020, the OCC issued its final rule.  However, the FDIC did not follow suit in finalizing its proposed rule.  At this time, the FDIC’s proposed rule has yet to be finalized and we are unable to determine what impact, if any, any finalized rule may have on the operations of Byline Bank.

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

Recently, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA Patriot Act.  Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to the Financial Crimes Enforcement Network (which will be maintained by the Financial Crimes Enforcement Network and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for the Financial Crimes Enforcement Network. Many of the amendments, including those with respect to beneficial ownership, require the U.S. Department of Treasury and the Financial Crimes Enforcement Network to promulgate rules.  At this time, the rulemaking process has yet to occur and we are unable to determine what impact, if any, the finalized rules may have on the operations of Byline Bank.

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

The federal banking regulators have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic is creating extensive disruptions to the global economy.  There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. On February 5, 2021, the Governor of Illinois extended an eviction moratorium which curtails landlords’ ability to file eviction actions against certain persons that can reasonably demonstrate that they satisfy certain financial and other qualitative circumstances, until the state-wide emergency declaration ends.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allowed, until the earlier of December 31, 2020, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020.  Further, on August 27, 2020, the Federal Housing Finance Agency (“FHFA”), announced that the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), would extend their single-family moratorium on foreclosures and evictions through December 31, 2020.  In addition, under Section 4023 of the CARES Act, until December 31, 2020, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who had since experienced financial hardship due to COVID-19, were allowed to request a forbearance for up to 90 days.  Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021.  On February 8, 2021, the FHFA announced that FNMA and FHLMC, would extend their single-family moratorium on foreclosures and evictions through March 31, 2021.  These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The bank regulatory agencies have indicated that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and have further indicated that they will not criticize institutions who do so in a safe and sound manner.  On April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs.  This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and CRE transactions through December 31, 2020. On January 20, 2021, upon the inauguration of President Biden, the new Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention through March 31, 2021. As part of the COVID-19 relief package proposed by the Administration, this eviction moratorium would be further extended through September 30, 2021 if adopted as proposed.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020.  The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and using the loan proceeds for certain other qualifying expenses after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020.  However, on January 11, 2021, the SBA reopened the PPP for first draw PPP loans to small business and non-profit organizations that did not receive a PPP loan prior to August 8, 2020. Further, on January 13, 2021, the SBA reopened the PPP for second draw PPP loans to small businesses and non-profit organizations that did receive a previous PPP loan.  At least $25 billion has been set aside for second draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods.  Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for second draw PPP loans.  Further, maximum loan amounts have been increased for accommodation and food service businesses.

Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve’s liquidity facilities, including the PPP Liquidity Facility.  The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio.  These interim final rules were finalized on September 29, 2020.

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

The operation of our business requires us to manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans or leases, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan or lease, including risks with respect to the period of time over which the loan or lease may be repaid, risks relating to proper loan or lease underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards.  The weakening of these standards for any reason, a lack of discipline or diligence in underwriting and monitoring loans and leases, the inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan and lease portfolio, may result in defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income.  As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, or results of operations.

We may underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we provide for loan and lease losses.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings.  We maintain an allowance for loan and lease losses, which is a reserve established through a provision charged to expense representing management’s estimate of probable losses that may be incurred within our existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for probable incurred losses and risks inherent in our loan and lease portfolio.  The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; incurred losses inherent in the current portfolio; and economic, political, and regulatory conditions.  Our allowance methodology includes the use of both actual historical loss data on loans made by Byline Bank as well as industry and peer data, which could increase the subjectivity of the calculation.  This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments. In accordance with accounting principles generally accepted in the United States (“GAAP”) for business combination accounting, the loans acquired through our recapitalization and our subsequent bank acquisitions were recorded at their estimated fair value.  Therefore, there was no allowance for loan losses associated with those loans at acquisition.  Management continues to evaluate the allowance needed on the acquired loans, which includes considering the remaining net acquisition accounting adjustment ($13.4 million at December 31, 2020).

Although we believe our allowance for loan and lease losses is adequate to absorb probable and reasonably estimable losses in our loan and lease portfolio, it may not be sufficient.  We could sustain credit losses that are significantly higher than the amount of our allowance as a result of a variety of reasons, such as changes in economic conditions affecting borrowers, new information and other factors within and outside our control.  If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional losses not incorporated in the existing allowance might occur.  Losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, or results of operations.  A severe downturn in the economy generally, in our markets specifically, or affecting the business and assets of individual customers, would generate increased charge-offs and a need for higher provision for loan and lease losses.

We may also be required to take additional provisions for loan and lease losses in the future to further supplement the allowance due to requirements by our banking regulators.  Bank regulatory agencies periodically review our allowance, the policies and procedures we use to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure.  Such regulatory agencies may require us to make further provisions or recognize future charge-offs.  Further, charge-offs in future periods that exceed the allowance would require an to increase the allowance.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” that will replace the current approach under GAAP for establishing allowances for loan and lease losses, which generally considers only past events and current conditions, with a forward-looking methodology referred to as the Current Expected Credit Loss (“CECL”). See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information about the standard.

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

Fluctuations in interest rates may negatively affect our business and may weaken demand for some of our products.  Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities, loans, and leases, the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Additionally, changes in interest rates also affect the premiums we may receive in connection with the sale of U.S. government guaranteed loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio.  Therefore, any change in general market interest rates can have a significant effect on our net interest income and results of operations.

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

Our interest-earning assets and interest-bearing liabilities may react in different degrees to changes in market interest rates.  Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag.  The result of these changes to rates may cause differing spreads on interest-earning assets and interest-bearing liabilities.  Although we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure our protective measures are adequate.

As of December 31, 2020, we had $1.8 billion of non-interest-bearing demand deposits and $494.4 million of interest-bearing checking accounts.  Current interest rates for interest-bearing accounts are low due to current market conditions.  If a low interest rate environment persists, we may be unable to increase our net interest income.  However, we do not know what market rates will eventually be, especially if the Federal Reserve increases interest rates.  To the extent we offer higher interest rates on checking accounts to maintain current customers or attract new customers, our interest expense will increase, perhaps materially.  Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We may be adversely impacted by the transition from the London Interbank Offered Rate (“LIBOR”) as a reference rate.

Our floating-rate funding and certain of the products that we offer, such as floating-rate loans and mortgages, determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority ("FCA") announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The discontinuation of LIBOR, changes in LIBOR or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued.

In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with customer disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption.

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

As of December 31, 2020, we owned $1.5 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security.  We may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

In addition, an increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

Funding Risks

A lack of liquidity could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations.  An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a material negative effect on our liquidity.  Our most important source of funds consists of our customer deposits. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds.  This loss would require us to seek other funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and investment maturities, redemptions, and sales, as well as borrowings from the Federal Reserve Bank of Chicago, the FHLB and other third-party lenders from time to time.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

Our liquidity is dependent on dividends from Byline Bank.

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary.  A substantial portion of our cash flow from operating activities, comes primarily from dividends we receive from Byline Bank.  Various federal and state laws and regulations limit the amount of dividends that the bank may pay to us.  As of December 31, 2020, Byline Bank had the capacity to pay us dividends of up to $122.4 million without the need to obtain prior regulatory approval.  Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common and preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition.  Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms when needed, or at all, could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed.  In implementing, developing, or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources and not realize their expected results or returns.  Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services.  Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, or results of operations.

External Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole.  Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area.  The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole.  Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, and the strength of the domestic economy and the local economy in the markets in which we operate.  Also, the occurrence of other external events, such as widespread public health emergencies or pandemics may negatively affect the business environment in our markets.  Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for loan and lease losses and an overall material adverse effect on the quality of our loan and lease portfolio.  Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; public health concerns; and other external factors or a combination of these or other factors.

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

Many of the loans in our portfolio are secured by real estate.  As of December 31, 2020, our real estate loans held for investment include $230.7 million of construction and development loans, $255.5 million of multifamily loans, $533.9 million of non-owner CRE loans and $312.9 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois.  Real property values in our market may differ from real property values in other markets  and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally.  The Chicago metropolitan area has experienced volatility in real estate values over the past decade.  Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.  In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the properly prior to realizing the full amount of any remaining indebtedness.  Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite.  In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction.  In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans.  An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments.  If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan and lease losses may not reflect accurate loan impairments.  This could have a material adverse effect on our business, financial condition or results of operations Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

Technology Risks

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions, or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries.  We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing, and internal audit systems.  The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.  If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to operate effectively or service our customers, resulting in potential noncompliance with applicable laws or regulations, loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition .  In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches, and cybersecurity-related incidents that may be committed against us, our customer, or third-party service providers that we utilize, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation.  Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks directed at the financial services industry.  Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents.  Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking or reporting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence and privacy.  Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in:  losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability-any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Guaranteed Loans Risks

Small Business Administration lending and other government guaranteed lending is an important part of our business.  Our government guaranteed lending programs are dependent upon the U.S. federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.

Our SBA lending program is dependent upon the U.S. federal government.  As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our customers to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders.  The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management.  When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status.  If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results.  Any changes to the SBA program, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business.  In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans or other government guaranteed loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition.

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

The laws, regulations and standard operating procedures that are applicable to government guaranteed loan products may change in the future.  We cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to government guaranteed loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue.  The gains on such sales recognized for year ended December 31, 2020 was $33.3 million.  The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans.  The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales.  Deferred fees and costs are determined using internal analysis of the cost to originate loans.  Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.  In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

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

As of December 31, 2020, we had goodwill of $148.4 million, or 18.4% of our total stockholders’ equity.  The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred.  In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values.  Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions.  Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income.  An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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

We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Our acquisitions and risk profile are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets.  To the extent that future taxable income differs significantly from estimates as a result of the interest rate environment and loan and lease growth capabilities or other factors, our ability to realize the net deferred tax assets could be affected.

We are an emerging growth company and have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies.

For as long as we remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups (“JOBS”) Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2022, (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt, and (iv) the end of the first fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”).  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.  Because our financial statements may not be comparable to those of companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

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

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. In the normal course of business, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our current and/or prior business activities.  Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages, resulting in increased expenses, diminished income, damage to our reputation, and divert management attention from the operation of our business. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future.  Further, we have in the past and may in the future be subject to consent orders with our regulators.  We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities.  As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows.

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

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws.  For example, our business is subject to the Gramm-Leach-

Bliley Act which, among other things:  (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices, and (iii) requires that we develop, implement and maintain a written comprehensive information security program.  Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach.  Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities.  This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, data protection, and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition or results of operations.  Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Risks Related to the Ongoing COVID-19 Pandemic

The COVID-19 pandemic is adversely affecting us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

Coronavirus disease 2019 known as COVID-19, which has been identified as a pandemic by the World Health Organization, has caused worldwide health and other concerns as well as significant economic disruption in the United States and globally. In March 2020, the United States declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin. While the scope, duration and full effects of the pandemic are not fully known, the pandemic and its associated impacts have had, are currently having and may for some time continue to have a destabilizing and negative effect on the U.S. and global economies, as well as financial and capital markets. The pandemic has impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, increased unemployment levels, decreased consumer confidence generally and has generally caused significant disruption in global, national and local economic and business activity.

The ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain and cannot be predicted. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects. If the response and efforts to contain COVID-19 prove to be unsuccessful, any such material adverse effects may be exacerbated.

The pandemic could cause us to experience higher credit losses in our loan and lease portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. The effects of COVID-19 could be particularly pronounced with respect to certain sectors of our loan portfolio, and we have identified certain industries that we believe have shown the impact as a result of the COVID-19 pandemic. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. Significant loan losses could adversely impact Byline Bank's capital ratios, which could prevent Byline Bank from paying dividends to the Company, which dividends—along with cash on hand—are used to service our debt obligations.

We have approved COVID-19 related payment deferrals on certain loans and leases primarily relating to our commercial banking customers. We have also assisted our customers' cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

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

Our workforce has been, is, and may continue to be impacted by COVID-19, and no assurance can be given that the precautions we have taken to protect our employees and customers will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide customer support and service over an extended period of time. The continued spread of the virus and social distancing mandate could also negatively impact the availability of key personnel and employee productivity, as well as the business and operations of third-party service providers who perform critical services for us, which could adversely impact our ability to deliver products and services to our customers and continue to grow our business, which could negatively affect our reputation. Our pandemic response plan and the efforts we have taken to adapt our work and business to the current environment has resulted in and will continue to require us to incur increased expenses.

Our active participation in the PPP may subject us to litigation and compliance risk.

Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Federal and state governments have recently enacted laws intending to stimulate the economy during this time, including the CARES Act, which, among other things, initiated the Paycheck Protection Program (“PPP”) under the SBA. As a preferred SBA lender, we have assisted and continue to assist our customers in participating in the various funding appropriations approved by Congress for the PPP, which is designed to help small businesses maintain their workforce during the COVID-19 pandemic. In the event of a loss resulting from a default on a PPP loan or a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding the operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already been paid under the guaranty, seek recovery of any loss related to the deficiency from us. In addition, the PPP forgiveness requirements and terms remain subject to change.

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

General Risk Factors

Loss of deposits could increase our funding costs.

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base.  We accept deposits directly from consumer and commercial customers and, as of December 31, 2020, we had $4.8 billion in deposits.  These deposits are subject to potentially fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits.  The loss of customer deposits for any reason could increase our funding costs.

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets.  We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies, and other financial institutions operating within or near the areas we serve, many of whom are much larger and have significantly greater resources than us and that target the same customers we do in the Chicago metropolitan area. In order to compete, we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing digital banking services and for non-banks to offer products and services traditionally provided by banks.  The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and, as a result, may have greater flexibility in competing for business. We also face increased competition in our U.S. government guaranteed lending business, which can adversely affect our volume and the premium, if any, recognized on sales of the guaranteed portions of such U.S. government guaranteed loans.  Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition, or results of operations.

Our principal stockholder, MBG Investors I, L.P. has significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 30.0% of the outstanding shares of our common stock and its general partner is one of our directors.  As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions.  MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third-party and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 45 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease 16 of our branch offices and our headquarters and own the remainder of our branch offices. We are continually evaluating opportunities to improve our existing branches and branch network, and we have in the recent past closed and may in the future choose to close branches in certain circumstances in order to improve our efficiency or for other business reasons.

Item 3. Legal Proceedings.

We operate in a highly regulated environment. From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BY”.  There were approximately 951 holders of record of our common stock as of March 1, 2021.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to us by Byline Bank and cash on hand. The Company is subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring and paying dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes. See Item 1. “Business – Supervision and Regulations – Dividends; Stress Testing” above and Note 20 of notes to consolidated financial statements contained in Item 8 of this report.

The Company paid a cash dividend of $0.03 per share for each quarter of 2020. The Company did not pay any dividends on its common stock during 2019.

Issuer Purchases of Equity Securities.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock in the discretion of management, from time to time in open market purchases as market conditions warrant or in privately negotiated transactions including pursuant to a Rule 10b5-1 plan as well as the safe harbor provided by Rule 10b-18 under the Exchange Act. The program terminated on December 31, 2020, and the Company had purchased an aggregate of 118,486 shares under the program as of that date. The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2020.

On December 10, 2020, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.2% of the Company’s outstanding common stock at December 31, 2020.  The new program is effective January 1, 2021 and expires on December 31, 2022.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on the Company’s common stock from June 30, 2017 (the date of our initial public offering and listing on the NYSE) through December 31, 2020, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the SNL $5 Billion to $10 Billion Asset U.S. Bank Index, and (3) the KBW NASDAQ Regional Banking index (“KRX”). Total return assumes the reinvestment of all dividends. The Company believes the KRX index provides a meaningful comparison to the Company’s cumulative total return. Included in the KRX index are U.S. regional banks similar to the Company.

Index	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
Byline Bancorp, Inc.	$100.00	$114.56	$111.42	$83.09	$95.36	$97.76	$65.81	$77.98
Russel 2000	100.00	109.20	117.57	97.17	113.68	121.97	106.14	146.32
SNL U.S. Bank $5B-$10B	100.00	103.24	110.00	93.44	105.74	115.78	81.51	105.16
KRX	100.00	105.17	109.13	86.77	98.63	107.49	72.15	94.60
*

The information assumes that $100 was invested at the closing price on June 30, 2017 in the Company’s stock and each index, and that all dividends are reinvested. For each quarter for the year ended December 31, 2020 and for the quarter ended December 31, 2019, the Company declared dividends of $0.03 per common share.

Item 6. Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2020, 2019, 2018, 2017, and 2016, and is derived from our audited financial statements. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance, and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in Item 6 of this report, for more information.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2020	2019	2018	2017	2016
Income Statement Data
Net interest income	$214,978	$216,285	$178,605	$122,912	$90,618
Provision for loan and lease losses	55,949	20,708	18,795	12,653	10,352
Non-interest income	62,060	55,548	49,575	49,357	23,921
Non-interest expense	169,422	173,830	153,945	118,822	98,703
Income before income taxes	51,667	77,295	55,440	40,794	5,484
Provision (benefit) for income taxes	14,200	20,293	14,247	19,099	(61,245)
Net income	37,467	57,002	41,193	21,695	66,729
Dividends on preferred shares	783	783	783	11,277	—
Income available (loss attributable) to common stockholders	$36,684	$56,219	$40,410	$10,418	$66,729
Earnings per Common Share
Basic earnings per common share	$0.96	$1.51	$1.21	$0.39	$3.31
Diluted earnings per common share	$0.96	$1.48	$1.18	$0.38	$3.27
Adjusted diluted earnings per share(1)(2)(3)	$1.05	$1.62	$1.43	$0.52	$0.38
Weighted-average common shares outstanding (basic)	38,031,250	37,290,486	33,292,619	26,963,517	20,141,630
Weighted-average common shares outstanding (diluted)	38,312,608	37,986,463	34,179,754	27,547,314	20,430,783
Common shares outstanding	38,618,054	38,256,500	36,343,239	29,317,298	24,616,706
Balance Sheet Data
Loans and leases held for investment, before allowance for loan and lease losses(4)	$4,340,535	$3,785,661	$3,501,626	$2,277,492	$2,148,011
Loans and leases held for sale	7,924	11,732	19,827	5,212	23,976
Allowance for loan and lease losses (ALLL)	66,347	31,936	25,201	16,706	10,923
Acquisition accounting adjustments(5)	13,389	28,511	34,029	31,693	43,242
Interest-bearing deposits in other banks	41,988	32,509	91,670	38,945	28,798
Investment securities	1,460,389	1,198,735	916,922	700,399	747,406
Assets held for sale	13,023	15,362	14,489	9,779	14,748
Other real estate owned, net	6,350	9,896	5,041	10,626	16,570
Goodwill and other intangibles	172,631	180,255	161,596	71,318	71,801
Servicing assets	22,042	19,471	19,693	21,400	21,091
Total assets	6,390,652	5,521,809	4,942,574	3,366,130	3,295,830
Total deposits	4,752,031	4,147,577	3,749,916	2,443,329	2,490,394
Total liabilities	5,585,188	4,771,694	4,291,902	2,907,552	2,913,172
Total stockholders’ equity	805,464	750,115	650,672	458,578	382,658
Deposits per branch	103,305	67,993	63,558	43,631	43,691
Book value per common share	20.59	19.33	17.62	15.29	14.51
Tangible book value per common share(1)	16.12	14.62	13.17	12.85	11.59
Performance Ratios
Net interest margin	3.80%	4.47%	4.60%	4.11%	3.59%
Cost of deposits	0.35	0.91	0.60	0.31	0.20
Efficiency ratio(6)	58.40	61.10	65.00	67.19	83.55
Adjusted efficiency ratio(1)(2)(6)	56.68	58.54	59.51	65.90	81.41
Non-interest expense to average assets	2.76	3.29	3.63	3.60	3.58
Adjusted non-interest expense to average assets(1)(2)	2.68	3.16	3.34	3.53	3.49
Return on average stockholders’ equity	4.78	8.05	7.34	5.08	27.93
Adjusted return on average stockholders' equity(1)(2)(3)	5.21	8.77	8.85	5.97	3.25
Return on average assets	0.61	1.08	0.97	0.66	2.42
Adjusted return on average assets(1)(2)(3)	0.67	1.18	1.17	0.77	0.28
Non-interest income to total revenues(1)	22.40	20.43	21.73	28.65	20.88
Pre-tax pre-provision return on average assets(1)	1.75	1.86	1.75	1.62	0.57
Adjusted pre-tax pre-provision return on average assets(1)(2)	1.83	1.99	2.05	1.69	0.66
Return on average tangible common stockholders' equity(1)	7.06	11.80	10.44	3.61	39.96
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	7.63	12.78	12.44	4.73	5.58
Non-interest-bearing deposits to total deposits	37.09	30.85	31.81	31.14	29.09
Loans and leases held for sale and loans and leases held for investment to total deposits	91.51	91.56	93.91	93.43	87.21
Deposits to total liabilities	85.08	86.92	87.37	84.03	85.49

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2020	2019	2018	2017	2016
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ALLL	0.95%	0.96%	0.74%	0.69%	0.32%
ALLL / total loans and leases held for investment, net before ALLL	1.53	0.84	0.72	0.73	0.51
Net charge-offs (recoveries) / average total loans and leases held for investment, net before ALLL	0.51	0.37	0.35	0.31	0.42
Capital Ratios
Common equity to assets	12.44%	13.40%	12.95%	13.31%	10.84%
Tangible common equity to tangible assets(1)	10.01	10.47	10.01	11.44	8.85
Leverage ratio	11.12	11.39	11.05	12.18	10.07
Common equity tier 1 capital ratio	12.20	12.36	11.85	13.68	11.20
Tier 1 capital ratio	13.36	13.67	13.30	15.18	12.78
Total capital ratio	16.18	14.43	13.99	15.89	13.28

(1)

Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures” for a reconciliation of Byline’s Non-GAAP measures to the most directly comparable GAAP financial measure.

(2)	Calculation excludes impairment charges, merger-related expenses, and core system conversion expenses.
(3)	Calculation excludes incremental income tax expense or benefit related to changes in corporate income tax rates and reversal of valuation allowance on net deferred tax assets.
(4)	Represents loans and leases, net of acquisition accounting adjustments, unearned deferred fees and costs and initial indirect costs.
(5)	Represents the remaining unamortized premium or unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.
(6)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

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

•

“Net interest income, fully taxable-equivalent” and “net interest margin, fully taxable-equivalent” are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.

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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Net income and earnings per share excluding significant items
Reported Net Income	$37,467	$57,002	$41,193	$21,695	$66,729
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	—	—	(61,377)
Incremental income tax benefit of state tax rate change	—	—	—	(4,790)	—
Incremental income tax (benefit) expense attributed to federal income tax reform	—	—	(724)	7,154	—
Impairment charges on assets held for sale	4,769	570	628	951	905
Merger-related expense	—	4,340	2,056	1,272	1,550
Core system conversion expense	—	2,049	9,847	—	—
Tax benefit on impairment charges, merger- related and core system conversion expenses	(1,328)	(1,830)	(3,275)	(781)	(31)
Adjusted Net Income	$40,908	$62,131	$49,725	$25,501	$7,776
Reported Diluted Earnings per Share	$0.96	$1.48	$1.18	$0.38	$3.27
Significant items:
Net deferred tax asset valuation allowance reversal	—	—	—	—	(3.01)
Incremental income tax benefit of state tax rate change	—	—	—	(0.17)	—
Incremental income tax expense (benefits) attributed to federal income tax reform	—	—	(0.02)	0.26	—
Impairment charges on assets held for sale	0.12	0.01	0.02	0.03	0.04
Merger-related expense	—	0.12	0.06	0.05	0.08
Core system conversion expense	—	0.05	0.29	—	—
Tax benefit on impairment charges, merger- related and core system conversion expenses	(0.03)	(0.04)	(0.10)	(0.03)	—
Adjusted Diluted Earnings per Share	$1.05	$1.62	$1.43	$0.52	$0.38

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Adjusted non-interest expense:
Non-interest expense	$169,422	$173,830	$153,945	$118,822	$98,703
Less: significant items
Impairment charges on assets held for sale	4,769	570	628	951	905
Merger-related expense	—	4,340	2,056	1,272	1,550
Core system conversion expense	—	2,049	9,847	—	—
Adjusted non-interest expense	$164,653	$166,871	$141,414	$116,599	$96,248
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$164,653	$166,871	$141,414	$116,599	$96,248
Less: Amortization of intangible assets	7,624	7,737	5,629	3,074	3,003
Adjusted non-interest expense excluding amortization of intangible assets	$157,029	$159,134	$135,785	$113,525	$93,245
Pre-tax pre-provision net income:
Pre-tax income	$51,667	$77,295	$55,440	$40,794	$5,484
Add: Provision for loan and lease losses	55,949	20,708	18,795	12,653	10,352
Pre-tax pre-provision net income	$107,616	$98,003	$74,235	$53,447	$15,836
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$107,616	$98,003	$74,235	$53,447	$15,836
Impairment charges on assets held for sale	4,769	570	628	951	905
Merger-related expense	—	4,340	2,056	1,272	1,550
Core system conversion expense	—	2,049	9,847	—	—
Adjusted pre-tax pre-provision net income	$112,385	$104,962	$86,766	$55,670	$18,291
Total revenues:
Net interest income	$214,978	$216,285	$178,605	$122,912	$90,618
Add: non-interest income	62,060	55,548	49,575	49,357	23,921
Total revenues	$277,038	$271,833	$228,180	$172,269	$114,539
Tangible common stockholders' equity:
Total stockholders' equity	$805,464	$750,115	$650,672	$458,578	$382,658
Less: Preferred stock	10,438	10,438	10,438	10,438	25,441
Less: Goodwill	148,353	148,353	128,177	54,562	51,975
Less: Core deposit intangibles and other intangibles	24,278	31,902	33,419	16,756	19,826
Tangible common stockholders' equity	$622,395	$559,422	$478,638	$376,822	$285,416
Tangible assets:
Total assets	$6,390,652	$5,521,809	$4,942,574	$3,366,130	$3,295,830
Less: Goodwill	148,353	148,353	128,177	54,562	51,975
Less: Core deposit intangibles and other intangibles	24,278	31,902	33,419	16,756	19,826
Tangible assets	$6,218,021	$5,341,554	$4,780,978	$3,294,812	$3,224,029
Average tangible common stockholders' equity:
Average total stockholders' equity	$784,578	$708,200	$561,568	$427,339	$238,950
Less: Average preferred stock	10,438	10,438	10,438	17,837	15,060
Less: Average goodwill	148,353	140,087	97,349	51,975	31,362
Less: Average core deposit intangibles and other intangibles	28,095	34,004	27,679	18,360	21,021
Average tangible common stockholders' equity	$597,692	$523,671	$426,102	$339,167	$171,507
Average tangible assets:
Average total assets	$6,140,143	$5,277,042	$4,238,602	$3,302,231	$2,754,738
Less: Average goodwill	148,353	140,087	97,349	51,975	31,362
Less: Average core deposit intangibles and other intangibles	28,095	34,004	27,679	18,360	21,021
Average tangible assets	$5,963,695	$5,102,951	$4,113,574	$3,231,896	$2,702,355
Tangible net income available to common stockholders:
Net income available to common stockholders	$36,684	$56,219	$40,410	$10,418	$66,729
Add: After-tax intangible asset amortization	5,501	5,582	4,061	1,825	1,801
Tangible net income available to common stockholders	$42,185	$61,801	$44,471	$12,243	$68,530
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$42,185	$61,801	$44,471	$12,243	$68,530
Net deferred tax asset valuation allowance reversal	—	—	—	—	(61,377)
Incremental income tax benefit of state tax rate change	—	—	—	(4,790)	—
Incremental income tax expense (benefit) attributed to federal income tax reform	—	—	(724)	7,154	—
Impairment charges on assets held for sale	4,769	570	628	951	905
Merger-related expense	—	4,340	2,056	1,272	1,550
Core system conversion expense	—	2,049	9,847	—	—
Tax benefit on significant items	(1,328)	(1,830)	(3,275)	(781)	(31)
Adjusted tangible net income available to common stockholders	$45,626	$66,930	$53,003	$16,049	$9,577

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018	2017	2016
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$107,616	$98,003	$74,235	$53,447	$15,836
Total average assets	6,140,143	5,277,042	4,238,602	3,302,231	2,754,738
Pre-tax pre-provision return on average assets	1.75%	1.86%	1.75%	1.62%	0.57%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income\	$112,385	$104,962	$86,766	$55,670	$18,291
Total average assets	6,140,143	5,277,042	4,238,602	3,302,231	2,754,738
Adjusted pre-tax pre-provision return on average assets:	1.83%	1.99%	2.05%	1.69%	0.66%
Non-interest income to total revenues:
Non-interest income	$62,060	$55,548	$49,575	$49,357	$23,921
Total revenues	277,038	271,833	228,180	172,269	114,539
Non-interest income to total revenues	22.40%	20.43%	21.73%	28.65%	20.88%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$164,653	$166,871	$141,414	$116,599	$96,248
Total average assets	6,140,143	5,277,042	4,238,602	3,302,231	2,754,738
Adjusted non-interest expense to average assets	2.68%	3.16%	3.34%	3.53%	3.49%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$157,029	$159,134	$135,785	$113,525	$93,245
Total revenues	277,038	271,833	228,180	172,269	114,539
Adjusted efficiency ratio	56.68%	58.54%	59.51%	65.90%	81.41%
Adjusted return on average assets:
Adjusted net income	$40,908	$62,131	$49,725	$25,501	$7,776
Total average assets	6,140,143	5,277,042	4,238,602	3,302,231	2,754,738
Adjusted return on average assets	0.67%	1.18%	1.17%	0.77%	0.28%
Adjusted return on average stockholders' equity:
Adjusted net income	$40,908	$62,131	$49,725	$25,501	$7,776
Average stockholders' equity	784,578	708,200	561,568	427,339	238,950
Adjusted return on average stockholders' equity	5.21%	8.77%	8.85%	5.97%	3.25%
Tangible common equity to tangible assets:
Tangible common equity	$622,395	$559,422	$478,638	$376,822	$285,416
Tangible assets	6,218,021	5,341,554	4,780,978	3,294,812	3,224,029
Tangible common equity to tangible assets	10.01%	10.47%	10.01%	11.44%	8.85%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$42,185	$61,801	$44,471	$12,243	$68,530
Average tangible common stockholders' equity	597,692	523,671	426,102	339,167	171,507
Return on average tangible common stockholders' equity:	7.06%	11.80%	10.44%	3.61%	39.96%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$45,626	$66,930	$53,003	$16,049	$9,577
Average tangible common stockholders' equity	597,692	523,671	426,102	339,167	171,507
Adjusted return on average tangible common stockholders' equity	7.63%	12.78%	12.44%	4.73%	5.58%
Tangible book value per share:
Tangible common equity	$622,395	$559,422	$478,638	$376,822	$285,416
Common shares outstanding	38,618,054	38,256,500	36,343,239	29,317,298	24,616,706
Tangible book value per share	$16.12	$14.62	$13.17	$12.85	$11.59

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

COVID-19 Response

The COVID-19 pandemic has caused health and economic concerns in the United States and globally. In March 2020 the United States declared a public health and national emergency due to COVID-19, which resulted in mandatory stay-at-home orders in most U.S. states, including Illinois and Wisconsin. The impacts associated with the COVID-19 pandemic continue to have destabilizing and negative effects on global, national, and local economic and business activity. We continue to proactively engage with our customers to assist them through these uncertain times.

We initiated a series of measures to ensure the safety of employees, customers, and communities, to support customer needs, and to limit operational disruptions.  We maximized social distancing protocols by augmenting business hours and the locations of employee teams.  All of our non-retail employees have the ability to work from home and have done so during this time since mid-March 2020.  We have converted 22 branches to drive-thru only locations and have 24 branch locations allowing regular lobby traffic.

CARES Act

In response to this economic disruption, federal and state governments enacted laws intending to stimulate the economy during this time. The CARES Act was signed on March 27, 2020, which, among other things, initiated the Paycheck Protection Program (“PPP”) under the SBA. PPP loans originated before June 5, 2020 have a two-year term and bear an interest rate of 1.0%, however borrowers can request an extension to five-years. PPP loans originated after June 5, 2020 have a five-year term and bear an interest rate of 1.0%.  On April 16, 2020, the original $349.0 billion of funding for loans to small businesses under the PPP was depleted, and on April 27, 2020 the Federal government funded an additional $310.0 billion to the PPP.  As a preferred SBA lender, we assisted our customers in participating in the initial and second round of funding appropriations approved by Congress for the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic.  We were able to provide our customers with access to the PPP, and through December 31, 2020, we registered over 3,700 loans totaling $635.4 million. As of December 31, 2020, over $366.9 million of PPP loans were in various stages of the SBA forgiveness process, with over $110.1 million approved for forgiveness by the SBA.  The Company received fee income from the Federal government of approximately $22.7 million for the year ended December 31, 2020.  This fee income is deferred over the life of the PPP loan and before costs incurred by the Company, including technology costs for loan application and processing and loan servicing costs. The following table provides the net PPP loans outstanding as of December 31, 2020:

	PPP Loan Size
			$150,001 -
(dollars in thousands)	$0 - $50,000	$50,001 - $150,000	$2,000,000	Over $2,000,000	Total
Principal outstanding	$29,003	$67,338	$346,063	$84,640	$527,044
Unearned processing fee	(1,009)	(2,270)	(8,517)	(537)	(12,333)
Deferred cost	1,519	787	772	26	3,104
PPP loans, net	$29,513	$65,855	$338,318	$84,129	$517,815
Number of loans	1,538	820	803	27	3,188

On January 11, 2021 the Company began accepting applications for the new round of PPP funding and on January 29, 2021 the SBA opened its portal for all participating lenders to submit PPP applications. As of March 1, 2021, we had received over 2,300 applications and approved funding of $270.2 million.

COVID-19 Loan and Lease Deferrals

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing troubled debt restructurings (“TDR”) related to the COVID-19 pandemic. Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) January 1, 2022. At December 31, 2020, we had $100.6 million in active COVID-19 related payment deferrals, or 2.6% of loans and leases, excluding PPP loans. We expect payment deferral requests from borrowers to continue throughout the COVID-19 pandemic, including our borrowers who have SBA 7(a) loans, and possibly beyond. We have also assisted our customers’ cash flow needs by waiving or refunding certain fees, including early withdrawal fees on time deposits.

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

Beginning in the fourth quarter, this payment subsidy expired for some borrowers, and we began offering payment deferrals on SBA 7(a) loans. Under the Consolidated Appropriations Act 2021 (“CAA”) enacted on December 27, 2020, the SBA will again make payments on covered loans for two months beginning with the first payment due on the loan on or after February 1, 2021. For certain industries and depending on the date of approval and funding, the SBA will make three months of payments. The SBA program is subject to adjustment by the SBA and is based on the availability of funds. The CAA also increased the guaranteed on 7(a) loans from 75% to 90%.

The following table shows active deferrals by category, as of December 31, 2020 (dollars in thousands):

	Count	Amount	Percentage of Total Loans and Leases(1)
Commercial banking	21	$22,905	0.60%
Consumer loans	2	703	0.02%
Leasing	30	1,528	0.04%
Government guaranteed lending	262	75,444	1.97%
Total	315	$100,580	2.63%

(1) Excludes PPP loans

Critical accounting policies and estimates

Our accounting and reporting policies conform to GAAP and to general practices within the banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes; and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

These critical accounting policies and estimates include (i) acquisition‑related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for loan and lease losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments, including other-than-temporary-impairment losses, (vi) the valuation of real estate held for sale, and (vii) the valuation or recognition of deferred tax assets and liabilities.

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

Business combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We recognize the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are expensed as incurred. Application of the acquisition method requires extensive use of accounting estimates and judgments to determine the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.

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

Carrying value of loans and leases

Our accounting methods for loans and leases differ depending on whether they are new or acquired loans and leases, and for acquired loans, whether the loans were acquired at a discount as a result of credit deterioration since the date of origination.

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

For acquired non‑impaired loans and leases, the excess or deficit of the loan and lease principal balance over the fair value is recorded as a premium or discount at acquisition and is accreted through interest income over the life of the loan or lease. Subsequent to acquisition, these loans and leases are evaluated for credit deterioration and a provision for loan and lease losses would be recorded when probable loss is incurred. These loans and leases are evaluated for impairment consistent with originated loans and leases.

Provision and allowance for loan and lease losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“ALLL”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The ALLL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan and lease losses as of the dates of the Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis. We increase our ALLL by charging provisions for probable losses against our income and decrease by charge‑offs, net of recoveries.

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

Acquired non‑impaired loans and originated loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All acquired non‑impaired loans and originated loans of $100,000 or greater with an internal risk rating of substandard or below, or on nonaccrual, as well as loans classified as TDR, are reviewed individually for impairment on a quarterly basis.

In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The CARES Act provided that a qualified loan modification is exempt by law from classification as a TDR, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The CAA further extended the suspension period until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Company has modifications under these Acts. The underlying loans and leases are subject to the same underwriting, risk-rating and accrual standards as the rest of the loan portfolio.

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

Servicing assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 7 and Note 17 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

Core deposit intangible assets.  Other intangible assets primarily consist of core deposit intangible assets. In valuing core deposit intangibles, we consider variables such as deposit servicing costs, attrition rates and market discount rates. Core deposit intangibles are reviewed annually, or more frequently when events or changes in circumstances occur that indicate that their carrying values may not be recoverable. If the recoverable amount of the core deposit intangibles is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the fair value at that time. We also evaluate whether the events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Core deposit intangibles are currently amortized over an approximate ten-year period.

Customer relationship intangible.  Other intangible assets also include our customer relationship intangible asset. In valuing our customer relationship intangibles, we consider variables such as assets under management, attrition rates, and fee structure. Customer relationship intangibles are currently amortized over a 12-year period.

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

See Note 17 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Valuation of real estate held for sale

Other real estate owned (OREO).  OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized as a reduction in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments, included within non-interest expense. Operating expenses of such properties, net of related income, are included in non‑interest expense, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

Assets held for sale.  Assets held for sale consist of former branch locations and real estate purchased for expansion. Assets are considered held for sale when management has approved a plan to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Adjustments to reduce the asset balances to fair value are recorded at the time of transfer and are recognized through a charge against income. An assessment of the recoverability of other long-lived assets associated with all branches is periodically performed, resulting in impairment losses that are reflected in other non-interest expense.

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

We reported consolidated net income of $37.5 million for the year ended December 31, 2020, compared to net income of $57.0 million for the year ended December 31, 2019, a decrease of $19.5 million. The decrease in net income was attributable to a $1.3 million decrease in net interest income and a $35.2 million increase in the provision for loan and lease losses, offset by $6.5 million increase in non-interest income, a $6.1 million decrease in provision for income taxes, and a $4.4 million decrease in non-interest expense. The decrease in net interest income during the year ended December 31, 2020 was primarily a result of lower yields on earning assets. The increase in provision for loan and lease losses was mainly driven by increases in the general reserves driven by loan and lease originations and increases in qualitative factors caused by the economic uncertainty caused by the pandemic. The increase in non-interest income was primarily driven by gains on the sales of securities. The decrease in provision for income taxes was mostly driven by a decrease in net income before provision for income taxes during the period. The decrease in non-interest expense was mainly due to a decrease in salaries and employee benefits as a result of an increase in deferred costs for the origination of PPP loans.

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

Dividends declared and paid on preferred shares were $783,000 for the years ended December 31, 2020 and 2019. Dividends declared on common shares were $4.6 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. Dividends paid for the year ended December 31, 2020 were $5.7 million. There were no dividends paid on common shares during the year ended December 31, 2019.

For the years ended December 31, 2020, 2019, and 2018, net income available to common stockholders was $36.7 million, or $0.96 per basic and diluted common share, $56.2 million, or $1.51 per basic and $1.48 per diluted common share, and $40.4 million, or $1.21 per basic and $1.18 per diluted common share, respectively.

Our results of operations for the years ended December 31, 2020, 2019 and 2018 produced an annual return on average assets of 0.61%, 1.08% and 0.97%, and a return on average stockholders’ equity of 4.78%, 8.05% and 7.34%, respectively.

Net interest income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated notes, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of December 31, 2020, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 4.7% of our total loan portfolio, compared to 6.8 % at December 31, 2019 and 8.0% at December 31, 2018.

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

	Year Ended December 31,
	2020			2019			2018
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$46,508	$228	0.49%	$43,636	$1,018	2.33%	$76,710	$964	1.26%
Loans and leases(1)	4,196,708	208,788	4.98%	3,741,607	235,501	6.29%	2,947,458	184,972	6.28%
Taxable securities	1,287,480	27,233	2.12%	981,453	26,509	2.70%	817,360	19,920	2.44%
Tax-exempt securities(2)	128,664	3,773	2.93%	71,173	2,260	3.18%	44,245	1,386	3.13%
Total interest-earning assets	$5,659,360	$240,022	4.24%	$4,837,869	$265,288	5.48%	$3,885,773	$207,242	5.33%
Allowance for loan and lease losses	(48,688)			(29,650)			(20,378)
All other assets	529,471			468,823			373,207
TOTAL ASSETS	$6,140,143			$5,277,042			$4,238,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$469,418	$938	0.20%	$346,329	$2,002	0.58%	$260,405	$953	0.37%
Money market accounts	1,132,978	4,238	0.37%	709,379	7,111	1.00%	522,599	3,857	0.74%
Savings	520,472	252	0.05%	474,709	434	0.09%	465,322	465	0.10%
Time deposits	940,165	11,196	1.19%	1,244,070	26,778	2.15%	954,686	14,054	1.47%
Total interest-bearing deposits	3,063,033	16,624	0.54%	2,774,487	36,325	1.31%	2,203,012	19,329	0.88%
Other borrowings	542,937	3,318	0.61%	477,144	9,255	1.94%	392,849	6,303	1.60%
Subordinated notes and debentures	72,188	4,310	5.97%	37,037	2,949	7.96%	32,943	2,714	8.24%
Total borrowings	615,125	7,628	1.24%	514,181	12,204	2.37%	425,792	9,017	2.12%
Total interest-bearing liabilities	$3,678,158	$24,252	0.66%	$3,288,668	$48,529	1.48%	$2,628,804	$28,346	1.08%
Non-interest bearing demand deposits	1,624,754			1,238,410			1,002,955
Other liabilities	52,653			41,764			45,275
Total stockholders’ equity	784,578			708,200			561,568
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$6,140,143			$5,277,042			$4,238,602
Net interest spread(3)			3.58%			4.00%			4.25%
Net interest income, fully taxable equivalent		$215,770			$216,759			$178,896
Net interest margin, fully taxable equivalent(2)(4)			3.81%			4.48%			4.60%
Tax-equivalent adjustment		(792)	0.01%		(474)	0.01%		(291)	0.00%
Net interest income		$214,978			$216,285			$178,605
Net interest margin(4)			3.80%			4.47%			4.60%

Net loan accretion impact on margin		$13,058	0.23%		$23,190	0.48%		$20,550	0.53%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
(2)

Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

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

	Year Ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$13	$(803)	$(790)	$(767)	$821	$54
Loans and leases(1)	22,303	(49,016)	(26,713)	50,234	295	50,529
Taxable securities	6,416	(5,692)	724	4,465	2,124	6,589
Tax-exempt securities(2)	1,691	(178)	1,513	852	22	874
Total interest income	$30,423	$(55,689)	$(25,266)	$54,784	$3,262	$58,046
Interest expense
Deposits
Interest checking	$251	$(1,315)	$(1,064)	$502	$547	$1,049
Money market accounts	1,597	(4,470)	(2,873)	1,896	1,358	3,254
Savings	8	(190)	(182)	15	(46)	(31)
Time deposits	(3,639)	(11,943)	(15,582)	6,233	6,491	12,724
Total interest-bearing deposits	(1,783)	(17,918)	(19,701)	8,646	8,350	16,996
Other borrowings	408	(6,345)	(5,937)	1,616	1,336	2,952
Subordinated notes and debentures	2,099	(738)	1,361	327	(92)	235
Total borrowings	2,507	(7,083)	(4,576)	1,943	1,244	3,187
Total interest expense	$724	$(25,001)	$(24,277)	$10,589	$9,594	$20,183
Net interest income, fully taxable equivalent(2)	$29,699	$(30,688)	$(989)	$44,195	$(6,332)	$37,863

(1)	Includes loans and leases on non-accrual status.
(2)

Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2020 was $215.0 million, a decrease of $1.3 million, or 0.6% compared to the same period in 2019. The decrease in interest income of $25.6 million was principally a result of decreased average yields on loans and leases. The average balance of interest-earning assets was $5.7 billion for the year ended December 31, 2020, an increase of $821.5 million, or 17.0%, compared to 2019, primarily due to the origination of PPP loans and purchase of taxable securities. Interest expense decreased by $24.3 million for the year ended December 31, 2020 compared to the same period in 2019, mostly due to declining rates on time deposits. Average total interest-bearing deposits increased $288.5 million, or 10.4%.

  Net interest income for the year ended December 31, 2019 was $216.3 million, an increase of $37.7 million, or 21.1% compared to the same period in 2018. The increase in interest income of $57.9 million was principally a result of an increase in loans as a result of the acquisitions, organic loan and lease growth, and an increase in the securities portfolio. The average balance of interest-earning assets was $4.8 billion for the year ended December 31, 2019, an increase of $952.1 million, or 24.5%, compared to 2018. Interest expense increased by $20.2 million for the year ended December 31, 2019 compared to the same period in 2018, mostly due to deposits assumed as a result of the acquisitions, increased FHLB advances to fund organic growth, and increased interest cost of interest-bearing deposits and FHLB advances resulting from higher market interest rates. Average total interest-bearing deposits increased $571.5 million, or 25.9%.

Interest expense on borrowings for the year ended December 31, 2020 was $7.6 million compared to $12.2 million for the year ended December 31, 2019, a decrease of $4.6 million, or 37.5%. This decrease was primarily driven by the decrease in average rates paid on FHLB advances.

Interest expense on borrowings for the year ended December 31, 2019 was $12.2 million compared to $9.0 million for the year ended December 31, 2018, an increase of $3.2 million, or 35.3%. This increase was primarily driven by the increase in outstanding FHLB advances in the year ended December 31, 2019, which was a result of growth in the loan and lease portfolio.

The net interest margin for the year ended December 31, 2020 was 3.80%, a decrease of 67 basis points compared to 4.47% for the year ended December 31, 2019. The average yield on interest-earning assets decreased 124 basis points for the year ended December 31, 2020 compared to the year ended December 31, 2019, while the average rate paid on interest-bearing liabilities decreased by 82 basis points, for a decrease in the interest rate spread of 42 basis points. The primary driver of the decrease was a decrease in average loan and lease yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion.

The net interest margin for the year ended December 31, 2019 was 4.47%, a decrease of 13 basis points compared to 4.60% for the year ended December 31, 2018. The average yield on interest-earning assets increased 14 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018, while the average rate paid on interest-bearing liabilities increased by 40 basis points, for a decrease in the interest rate spread of 26 basis points. The main driver of the decrease was increased average interest-bearing deposit costs resulting from increased market interest rates and increased costs on FHLB advances, partially offset by increased securities yields. Projected accretion income as of December 31, 2020 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
2021	$4,907
2022	3,953
2023	1,491
2024	833
2025	581
Thereafter	1,624
Total	$13,389

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

Provisions for loan and lease losses for the year ended December 31, 2020 were $55.9 million compared to $20.7 million for the year ended December 31, 2019, an increase of $35.2 million, or 170.2%. The increase reflects the growth in our loan portfolio, specifically the migration of the acquired portfolio into the originated portfolio, and increases to our general reserves to address the economic uncertainty caused by the COVID-19 pandemic. The ALLL as a percentage of loans and leases increased from 0.84% at December 31, 2019 to 1.53% at December 31, 2020.

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

Non-interest income

Non-interest income was $62.1 million for the year ended December 31, 2020, compared to $55.5 million for the year ended December 31, 2019, an increase of $6.5 million or 11.7%. The increase in non-interest income was mostly due to an increase in net gains on sale of securities.

Non-interest income was $55.5 million for the year ended December 31, 2019, compared to $49.6 million for the year ended December 31, 2018, an increase of $6.0 million or 12.0%. The increase in non-interest income was mostly due to a decreased downward loan servicing asset revaluation adjustment due to changes in fair value of the servicing asset, security sales during the period, an increase in the fair value of equity securities, net, and wealth management and trust income as a result of the full year impact of the First Evanston acquisition.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2020 compared to 2019		2019 compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$6,471	$6,458	$6,445	$13	0.2%	$13	0.2%
Loan servicing revenue	11,319	10,695	10,272	624	5.8%	423	4.1%
Loan servicing asset revaluation	(4,951)	(6,639)	(9,269)	1,688	(25.4)%	2,630	(28.4)%
ATM and interchange fees	4,165	3,785	4,313	380	10.0%	(528)	(12.2)%
Net gains on sales of securities available-for-sale	5,301	1,151	164	4,150	NM	987	NM
Change in fair value of equity securities, net	729	1,416	—	(687)	(48.5)%	1,416	NM
Net gains on sales of loans	33,349	31,845	31,551	1,504	4.7%	294	0.9%
Wealth management and trust income	2,680	2,578	1,545	102	4.0%	1,033	66.9%
Other non-interest income	2,997	4,259	4,554	(1,262)	(29.6)%	(295)	(6.5)%
Total non-interest income	$62,060	$55,548	$49,575	$6,512	11.7%	$5,973	12.0%
NM - Not meaningful

Loan servicing revenue was $11.3 million for the year ended December 31, 2020, compared to $10.7 million for the year ended December 31, 2019, an increase of $624,000, or 5.8%. Loan servicing revenue was $10.7 million for the year ended December 31, 2019, compared to $10.3 million for the year ended December 31, 2018, an increase of $423,000 or 4.1%. The increases in both years were primarily driven by an increase in total loans serviced due to additional U.S. government guaranteed loans sold with retained servicing rights. At December 31, 2020, 2019, and 2018, the outstanding balances of U.S. government guaranteed loans serviced, were $1.5 billion, $1.4 billion, and $1.3 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $5.0 million for the year ended December 31, 2020, compared to a downward adjustment of $6.6 million for the year ended December 31, 2019, a decrease of $1.7 million, or 25.4%. The decrease was a result of secondary market volatility caused by the economic uncertainty due to the COVID-19 pandemic. Loan servicing asset revaluation had a downward adjustment of $6.6 million for the year ended December 31, 2019, compared to $9.3 million for the year ended December 31, 2018, a decrease of $2.6 million or 28.4%. The variances are primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life on U.S. government guaranteed loans based on the current interest rate environment.

ATM and interchange fees were $4.2 million for the year ended December 31, 2020 compared to $3.8 million for the year ended December 31, 2019, an increase of $380,000 or 10.0%. The increase was primarily driven by higher interchange volume and rates. ATM and interchange fees were $3.8 million for the year ended December 31, 2019 compared to $4.3 million for the year ended December 31, 2018, a decrease of $528,000 or 12.2%. The decrease was primarily driven by lower interchange income, decreased transactional account volume, and a credit card agreement signing bonus in the prior period.

Gains on sales of securities were $5.3 million for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019, an increase of $4.2 million or 360.6%. Gains on sales of securities were $1.2 million for the year ended December 31, 2019 compared to $164,000 for the year ended December 31, 2018, an increase of $987,000 or 601.8%. The variances were due to sales volume. We sold $209.0 million, $92.1 million, and $5.1 million of securities during the years ended December 31, 2020, 2019, and 2018, respectively.

Change in fair value of equity securities, net, was $729,000 for the year ended December 31, 2020, compared to $1.4 million for the year ended December 31, 2019, a decrease of $687,000 or 48.5%. Changes in fair value of equity securities are recorded through net income rather than other comprehensive income due to the adoption of accounting guidance as of January 1, 2019. The amount recorded during the periods are a result of the increase or decrease in the fair value of these securities.

Net gains on sales of loans were $33.3 million for the year ended December 31, 2020 compared to $31.8 million for the year ended December 31, 2019, an increase of $1.5, or 4.7%. The increase in net gains on sales was primarily driven by higher premiums for government guaranteed loans. Net gains on sales of loans were $31.8 million for the year ended December 31, 2019 compared to $31.6 million for the year ended December 31, 2018, an increase of $294,000 or 0.9%. The increase in net gains on sales was primarily driven by increased government guaranteed loan sales volume and partially offset by decreased average premiums. We sold

$369.0 million, $336.2 million and $320.5 million of U.S. government guaranteed loans during the years ended December 31, 2020, 2019 and 2018, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $2.7 million for the year ended December 31, 2020 compared to $2.6 million for the year ended December 31, 2019, an increase of $102,000 or 4.0%. Wealth management and trust income was $2.6 million for the year ended December 31, 2019 compared to $1.5 million for the year ended December 31, 2018, an increase of $1.0 million or 66.9%. We did not offer these services prior to the First Evanston acquisition during the second quarter of 2018. Assets under management were $569.4 million, $568.5 million and $571.5 million as of December 31, 2020, 2019 and 2018, respectively.

Other non-interest income was $3.0 million for the year ended December 31, 2020 compared to $4.2 million for the year ended December 31, 2019, a decrease of $1.2 million or 28.7%. Customer derivative products fee income was $414,000 for the year ended December 31, 2020 compared to $893,000 for the year ended December 31, 2019, a decrease of $479,000. Other non-interest income was $4.2 million for the year ended December 31, 2019 compared to $5.5 million for the year ended December 31, 2018, a decrease of $1.3 million. Customer derivative products fee income was $893,000 for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018, a decrease of $772,000.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2020 of $169.4 million compared to $173.8 million for the year ended December 31, 2019, a decrease of $4.4 million or 2.5%. The decrease was primarily due to decreases in salaries and employee benefits due to increased deferred costs for the origination of PPP loans, as well as decreases in loan and lease related expenses, legal, audit and other professional fees, data processing and advertising and promotions due to general economic slowdown caused by the COVID-19 pandemic. These decreases were partially offset by increases to other non-interest expense due to expenses associated with our strategic branch consolidation efforts and impairment charges on assets held for sale.

Non-interest expense for the year ended December 31, 2019 was $173.8 million compared to $153.9 million for the year ended December 31, 2018, an increase of $19.9 million or 12.9%. The increase primarily due to the additional expenses as a result of our acquisition related activity, including salaries and employee benefits, system conversion expenses, other intangible asset amortization expense, and the core system conversion completed in the first and third quarters of 2019.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2020 compared to 2019		2019 compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$89,756	$95,309	$80,382	$(5,553)	(5.8)%	$14,927	18.6%
Occupancy expense, net	19,402	16,668	15,829	2,734	16.4%	839	5.3%
Equipment expense	3,555	3,103	2,419	452	14.6%	684	28.3%
Loan and lease related expenses	5,955	8,015	6,109	(2,060)	(25.7)%	1,906	31.2%
Legal, audit and other professional fees	8,138	11,453	11,373	(3,315)	(28.9)%	80	0.7%
Data processing	10,900	13,733	18,242	(2,833)	(20.6)%	(4,509)	(24.7)%
Net loss recognized on other real estate owned and other related expenses	1,819	665	235	1,154	173.6%	430	182.9%
Regulatory assessments	2,221	697	1,744	1,524	218.6%	(1,047)	(60.0)%
Other intangible assets amortization expense	7,624	7,737	5,629	(113)	(1.5)%	2,108	37.4%
Advertising and promotions	1,287	3,398	1,723	(2,111)	(62.1)%	1,675	97.2%
Telecommunications	1,728	1,963	1,710	(235)	(12.0)%	253	14.8%
Other non-interest expense	17,037	11,089	8,550	5,948	53.6%	2,539	29.7%
Total non-interest expense	$169,422	$173,830	$153,945	$(4,408)	(2.5)%	$19,885	12.9%

Salaries and employee benefits expense for the year ended December 31, 2020 was $89.8 million compared to $95.3 million for the year ended December 31, 2019, a decrease of $5.6 million or 5.8%, primarily due to the deferral of costs related to PPP loan originations and lower staffing levels. Our staffing decreased from 1,001 full-time equivalent employees as of December 31, 2019 to 918 as of December 31, 2020.

Salaries and employee benefits expense for the year ended December 31, 2019 was $95.3 million compared to $80.4 million for the year ended December 31, 2018, an increase of $14.9 million or 18.6%, primarily due to increased staffing as a result of our acquisitions. Our staffing increased from 943 full-time equivalent employees as of December 31, 2018 to 1,001 as of December 31, 2019.

Occupancy expense for the year ended December 31, 2020 was $19.4 million compared to $16.7 million for the year ended December 31, 2019, an increase of $2.7 million or 16.4%. The increase was primarily a result of increased real estate taxes, investment in technology and equipment, and expenses related to branch consolidations. Occupancy expense for the year ended December 31, 2019 was $16.7 million compared to $15.8 million for the year ended December 31, 2018, an increase of 839,000 or 5.3%. The increase was primarily a result of branch additions from acquisitions.

Equipment expense for the year ended December 31, 2020 was $3.6 million compared to $3.1 million for the year ended December 31, 2019, an increase of $452,000 or 14.6%. Equipment expense for the year ended December 31, 2019 was $3.1 million compared to $2.4 million for the year ended December 31, 2018, an increase of $684,000 or 28.3%. The increase in each year was primarily a result of increased investment in equipment and technology assets.

Loan and lease related expenses for the year ended December 31, 2020 were $6.0 million compared to $8.0 million for the year ended December 31, 2019, a decrease of $2.1 million or 25.7%. The decrease was primarily driven by higher loan expense reimbursements from borrowers. Loan and lease related expenses for the year ended December 31, 2019 were $8.0 million compared to $6.1 million for the year ended December 31, 2018, an increase of $1.9 million or 31.2%. The increase was primarily driven by additional loans and leases from organic growth and increased collection expense.

Legal, audit and other professional fees for the year ended December 31, 2020 were $8.1 million compared to $11.5 million for the year ended December 31, 2019, a decrease of $3.3 million or 28.9%. The decrease reflects merger related expenses incurred during 2019. Legal, audit and other professional fees for the year ended December 31, 2019 were $11.5 million compared to $11.4 million for the year ended December 31, 2018, an increase of $80,000 or 0.7%.

Data processing expense for the year ended December 31, 2020 was $10.9 million compared to $13.7 million for the year ended December 31, 2019, a decrease of $2.8 million or 20.6%. The decrease is reflective of core system conversion expenses incurred during 2019 related to the Oak Park River Forest acquisition. Data processing expense for the year ended December 31, 2019 was $13.7 million compared to $18.2 million for the year ended December 31, 2018, a decrease of $4.5 million or 24.7%. The decrease was primarily due to contract termination expenses during the second quarter of 2018 related to our core system conversion, which was completed during the first quarter of 2019.

Net loss recognized on other real estate owned and other related expenses were $1.8 million for the year ended December 31, 2020 compared to $665,000 for the year ended December 31, 2019, an increase in expense of $1.2 million, or 173.6%. This variance was primarily attributed to impairments of other real estate owned assets. Net loss recognized on other real estate owned and other related expenses were $665,000 for the year ended December 31, 2019 compared to $235,000 for the year ended December 31, 2018, an increase of $430,000 or 183.0%. This variance was primarily attributed to decreased gains on sales of other real estate owned assets.

Regulatory assessments for the year ended December 31, 2020 were $2.2 million compared to $697,000 for the year ended December 31, 2019, an increase of $1.5 million, or 218.6%. The increase was primarily driven by an increased FDIC insurance assessment as a result of credits received during 2019. Regulatory assessments for the year ended December 31, 2019 were $697,000 million compared to $1.7 million for the year ended December 31, 2018, a decrease of $1.0 million, or 60.0%. The decrease was primarily driven by an FDIC credit and improved financial ratios.

Other intangible assets amortization expense for the year ended December 31, 2020 was $7.6 million, compared to $7.7 million for the year ended December 31, 2019, a decrease of $113,000, or 1.5%. Other intangible assets amortization expense for the year ended December 31, 2019 was $7.7 million compared to $5.6 million for the year ended December 31, 2018, an increase of $2.1 million, or 37.5%. The increase was attributed to additional core deposit intangible asset amortization and customer relationship intangible asset amortization as a result of the acquisitions.

Advertising and promotions for the year ended December 31, 2020 were $1.3 million compared to $3.4 million for the year ended December 31, 2019, a decrease of $2.1 million or 62.1%, primarily due to an decrease in advertising campaigns and sponsorships. Advertising and promotions for the year ended December 31, 2019 were $3.4 million compared to $1.7 million for the year ended December 31, 2018, an increase of $1.7 million, or 97.1%, primarily due to an increase in advertising attributable to deposit campaigns and an increase in sponsorships.

Telecommunications expense for the year ended December 31, 2020 was $1.7 million compared to $2.0 million for the year ended December 31, 2019, a decrease of $235,000 or 12.0%. The decrease was primarily a result of our cost savings initiatives. Telecommunications expense for the year ended December 31, 2019 was $2.0 million compared to $1.7 million for the year ended December 31, 2018, an increase of $253,000 or 14.8%. The increase was primarily a result of our larger branch network and integration expenses partially offset by cost savings initiatives

Other non-interest expense for the year ended December 31, 2020 was $17.0 million compared to $11.0 million for the year ended December 31, 2019, an increase of $5.9 million, or 53.6%. The increase was primarily a result of disposal losses and asset impairments taken as part of our strategic branch consolidation efforts. Other non-interest expense for the year ended December 31, 2019 was $11.0 million compared to $8.6 million for the year ended December 31, 2018, an increase of $2.5 million, or 29.7%. The primary drivers of the increase were increases of $1.1 million in stationery, supplies, and postage expense as well as $371,000 in messenger and protection services expense.

For the years ended December 31, 2020, 2019 and 2018, our efficiency ratio was 58.40%, 61.10%, and 65.00%, respectively. The improvements in our efficiency ratio were primarily attributable to increased non-interest income due to increase revenue related to loan servicing, increased net gains on sales of securities and sales of loans, and decreased non-interest expense primarily driven by decreased salary and employee benefit expenses. These improvements were offset by decreases in net interest income due to decreased loan and lease interest income.  For the years ended December 31, 2020, 2019 and 2018, our adjusted efficiency ratio was 56.68%, 58.54%, and 59.51%, respectively. Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in item 6 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $14.2 million for the year ended December 31, 2020, compared to $20.3 million for the year ended December 31, 2019. The decrease in 2020 income tax expense was primarily due to decreased income before provision for income taxes during the period. Income tax expense was $14.2 million for the year ended December 31, 2018. The increase in 2019 income tax expense was primarily due to increased income before provision for income taxes during the period.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

Our effective tax rate was 27.5% for the year ended December 31, 2020, 26.3% for the year ended December 31, 2019, and 25.7% for the year ended December 31, 2018. We expect our effective tax rate for 2021 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $868.8 million, or 15.7%, to $6.4 billion at December 31, 2020, compared to $5.5 billion at December 31, 2019. The increase in total assets includes an increase of $554.9 million, or 14.7%, in loans and leases from $3.8 billion at December 31, 2019 to $4.3 billion at December 31, 2020. Our originated loan and lease portfolio increased by $832.8 million and our acquired loan and lease portfolio decreased by $277.9 million. The increase in our originated portfolio was mostly attributed to organic loan and lease growth, primarily PPP loans, and renewals of acquired non-impaired loans that are now reflected in originated loans. The decrease in our acquired portfolio was due to renewals reflected in originated loans, payoffs and pay downs during the period.

Total liabilities increased by $813.5 million, or 17.0%, to $5.6 billion at December 31, 2020 compared to $4.8 billion at December 31, 2019. The increase is a result of an increase in total deposits of $604.5 million, or 14.6%, primarily attributed growth in non-interest bearing deposits and money market demand deposits and issuance of subordinated debentures during the year.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2020 and 2019. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased $260.9 million, or 22.0%, from $1.2 billion at December 31, 2019 to $1.4 billion at December 31, 2020. The increase was primarily attributed to purchases of mortgage-backed securities.

Our held-to-maturity securities portfolio consists of municipal securities. We carry these securities at amortized cost. Securities held-to-maturity were $4.4 million at December 31, 2020 and 2019.

The fair value of our equity and other securities portfolio was $8.8 million at December 31, 2020, and $8.0 million at December 31, 2019.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of December 31, 2020 and 2019.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$23,468	$23,812	$41,403	$41,830
U.S. Government agencies	113,088	113,551	165,162	164,950
Obligations of states, municipalities, and political subdivisions	135,513	142,419	92,806	94,832
Residential mortgage-backed securities
Agency	764,951	778,391	490,427	490,236
Non-agency	32,654	32,981	109,501	109,822
Commercial mortgage-backed securities
Agency	244,496	250,152	159,650	159,701
Non-agency	—	—	31,144	31,274
Corporate securities	59,020	60,768	48,796	49,330
Asset-backed securities	45,255	45,156	44,515	44,317
Total	$1,418,445	$1,447,230	$1,183,404	$1,186,292

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,395	$4,573	$4,412	$4,498
Total	$4,395	$4,573	$4,412	$4,498

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2020, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 37 investment securities with unrealized losses at December 31, 2020. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,998	2.52%	$8,470	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	498	2.42%	1,977	2.80%	91,430	1.26%	19,183	1.32%
Obligations of states, municipalities, and political subdivisions	8,944	2.47%	22,208	2.45%	22,101	2.79%	82,260	2.39%
Residential mortgage-backed securities
Agency	—	0.00%	975	1.35%	85,519	1.37%	678,457	1.40%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,654	2.72%
Commercial mortgage-backed securities
Agency	—	0.00%	7,504	3.35%	13,198	1.56%	223,794	2.02%
Non-agency	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Corporate securities	2,500	3.25%	8,703	3.08%	47,817	4.05%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	10,753	2.28%	34,502	1.42%
Total	$26,940	2.57%	$49,837	2.70%	$270,818	1.97%	$1,070,850	1.64%

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%
Total	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$17,975	2.54%	$23,428	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	19,940	2.27%	38,739	1.97%	74,614	2.69%	31,869	2.85%
Obligations of states, municipalities, and political subdivisions	5,851	2.13%	27,556	2.39%	30,476	2.91%	28,923	2.89%
Residential mortgage-backed securities
Agency	—	0.00%	2,562	1.92%	38,609	1.98%	449,256	2.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	109,501	3.14%
Commercial mortgage-backed securities
Agency	—	0.00%	7,410	3.35%	3,047	1.97%	149,193	2.62%
Non-agency	—	0.00%	—	0.00%	—	0.00%	31,144	2.60%
Corporate securities	7,525	2.96%	9,348	3.26%	31,923	4.00%	—	0.00%
Other securities	—	0.00%	—	0.00%	—	0.00%	44,515	3.36%
Total	$51,291	2.45%	$109,043	2.40%	$178,669	2.80%	$844,401	2.67%

	Maturity as of December 31, 2019
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%
Total	$—	0.00%	$3,800	2.45%	$612	2.75%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

As of December 31, 2020, investment securities indexed to LIBOR were $44.3 million.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $77.4 million at December 31, 2020, an increase of $7.1 million from December 31, 2019.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2020 and 2019.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2020 and 2019, we held $10.5 million and $22.1 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2020 and 2019.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2020 and 2019 were $4.3 billion and $3.8 billion, respectively, an increase of $554.9 million or 14.7%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial real estate, commercial and industrial loans and leases, and PPP loans. Acquired impaired loans and acquired non-impaired loans and  leases were $672.1 million at December 31, 2020 a decrease of $227.9 million or 29.3%, compared to $950.0 million at December 31, 2019. The decrease in the acquired loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The Company’s exposure to certain industries as of December 31, 2020 represents the following percentages of the portfolio: 27.1% real estate, 13.9% manufacturing, 6.9% consumer, 6.6% retail trade, 5.7% wholesale trade, 5.4% accommodation and food services, and all other industries represent less than 5% of the portfolio or 34.4% of the total loan portfolio. As of December 31, 2020, the loan portfolio included $418.7 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 16.7% accommodation and food services, 15.1% retail trade and 12.6% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,017,587	23.5%	$792,263	20.9%
Residential real estate	414,220	9.6%	483,072	12.8%
Construction, land development, and other land	226,408	5.2%	235,794	6.2%
Commercial and industrial	1,276,527	29.4%	1,160,996	30.7%
Paycheck Protection Program	517,815	11.9%	—	0.0%
Installment and other	1,267	0.0%	5,372	0.1%
Leasing financing receivables	214,636	4.9%	158,155	4.2%
Total originated loans and leases	$3,668,460	84.5%	$2,835,652	74.9%
Acquired impaired loans
Commercial real estate	$108,484	2.5%	$135,914	3.6%
Residential real estate	78,840	1.9%	100,223	2.6%
Construction, land development, and other land	4,113	0.1%	5,373	0.1%
Commercial and industrial	10,178	0.2%	16,909	0.4%
Installment and other	202	0.0%	249	0.1%
Total acquired impaired loans	$201,817	4.7%	$258,668	6.8%
Acquired non-impaired loans and leases
Commercial real estate	$295,599	6.8%	$348,365	9.2%
Residential real estate	79,211	1.8%	128,527	3.4%
Construction, land development, and other land	212	0.0%	37,490	1.0%
Commercial and industrial	82,195	1.9%	153,660	4.1%
Installment and other	536	0.0%	944	0.0%
Leasing financing receivables	12,505	0.3%	22,355	0.6%
Total acquired non-impaired loans and leases	$470,258	10.8%	$691,341	18.3%
Total loans and leases	$4,340,535	100.0%	$3,785,661	100.0%
Allowance for loan and lease losses	(66,347)		(31,936)
Total loans and leases, net of allowance for loan and lease losses	$4,274,188		$3,753,725

Loans collateralized by real estate comprised 51.4% and 59.8% of the loan and lease portfolio at December 31, 2020 and 2019, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2020 and 2019, and totaled $1.4 billion, or 63.9%, of real estate loans and 32.8% of the total loan and lease portfolio at December 31, 2020. At December 31, 2019, commercial real estate loans totaled $1.3 billion and comprised 56.3% of real estate loans and 33.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $135.9 million as of December 31, 2019 to $108.5 million as of December 31, 2020, or 20.2%. At December 31, 2020 and 2019, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 282.5% and 308.2%, respectively. Non-owner occupied commercial real estate loans were $533.9 million and $459.9 million, or 79.0% and 76.3% of total capital, at December 31, 2020 and 2019, respectively.

Residential real estate loans totaled $572.3 million at December 31, 2020 compared to $711.8 million at December 31, 2019, a decrease of $139.6 million or 19.6%. The residential real estate loan portfolio comprised 25.7% and 31.4% of real estate loans as of December 31, 2020 and 2019, respectively, and 13.3% and 18.8% of total loans and leases at December 31, 2020 and 2019, respectively. Acquired impaired residential real estate loans decreased from $100.2 million as of December 31, 2019 to $78.8 million as of December 31, 2020, or 21.3%.

Construction, land development and other land loans totaled $230.7 million at December 31, 2020 compared to $278.7 million at December 31, 2019, a decrease of $47.9 million or 17.2%. The construction, land development and other land loan portfolio comprised 10.4% and 12.3% of real estate loans as of December 31, 2020 and 2019, respectively, and 5.3% and 7.3% of the total loan and lease portfolio as of December 31, 2020 and 2019, respectively.

Commercial and industrial loans totaled $1.4 billion and $1.3 billion at December 31, 2020 and 2019, respectively, an increase of $37.3 million, or 2.8%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 31.5% and 35.2% of the total loan and lease portfolio as of December 31, 2020 and 2019, respectively.

Lease financing receivables comprised 5.2% and 4.8% of the loan and lease portfolio as of December 31, 2020 and 2019, respectively. Total lease financing receivables were $227.1 million and $180.5 million at December 31, 2020 and 2019, respectively, an increase of $46.6 million, or 25.8%,primarily due to higher origination levels.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2020 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$50,226	$88,926	$367,617	$174,349	$144,526	$191,943	$1,017,587
Residential real estate	28,301	38,310	54,039	45,937	156,532	91,101	414,220
Construction, land development, and other land	4,979	76,048	14,315	124,366	2,448	4,252	226,408
Commercial and industrial	8,811	269,832	138,368	460,401	132,167	266,948	1,276,527
Paycheck Protection Program	—	—	517,815	—	—	—	517,815
Installment and other	152	16	789	15	295	—	1,267
Leasing financing receivables	7,031	—	180,229	—	27,376	—	214,636
Total originated loans and leases	$99,500	$473,132	$1,273,172	$805,068	$463,344	$554,244	$3,668,460
Acquired impaired loans
Commercial real estate	$37,001	$5,115	$57,817	$1,461	$3,571	$3,519	$108,484
Residential real estate	24,004	2,363	31,333	115	17,224	3,801	78,840
Construction, land development, and other land	1,017	2,086	1,010	—	—	—	4,113
Commercial and industrial	4,496	98	3,555	88	1,546	395	10,178
Installment and other	4	—	23	—	175	—	202
Total acquired impaired loans	$66,522	$9,662	$93,738	$1,664	$22,516	$7,715	$201,817
Acquired non-impaired loans and leases
Commercial real estate	$37,429	$10,026	$125,901	$25,247	$28,304	$68,692	$295,599
Residential real estate	2,433	12,489	23,600	26,962	3,228	10,499	79,211
Construction, land development, and other land	—	—	212	—	—	—	212
Commercial and industrial	2,955	9,939	28,663	22,794	3,514	14,330	82,195
Installment and other	52	33	360	91	—	—	536
Leasing financing receivables	967	—	11,538	—	—	—	12,505
Total acquired non- impaired loans and leases	$43,836	$32,487	$190,274	$75,094	$35,046	$93,521	$470,258
Total loans and leases	$209,858	$515,281	$1,557,184	$881,826	$520,906	$655,480	$4,340,535

As of December 31, 2020, 52.7% of the loan and lease portfolio bears interest at fixed rates and 47.3% at floating rates. In addition, $907.0 million, or 20.9%, of the loan and lease portfolio had interest rate floors of which $788.6 million were at the interest rate floor as of December 31, 2020. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of December 31, 2020, the Company had $1.1 billion in loans indexed to LIBOR.

Allowance for loan and lease losses

The ALLL is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. The ALLL reflects management’s estimate of probable incurred credit losses inherent in the loan and lease portfolios. The computation includes elements of judgment and high levels of subjectivity.

Factors considered by us include, but are not limited to, actual loss experience, peer loss experience, changes in size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, and evaluation of the prevailing economic conditions. Changes in conditions may necessitate revision of the estimate in future periods.

We assess the ALLL based on three categories: (i) originated loans and leases, (ii) acquired non-impaired loans and leases, and (iii) acquired impaired loans with further credit deterioration after the acquisitions or our recapitalization.

Total ALLL was $66.3 million at December 31, 2020 compared to $31.9 million at December 31, 2019, an increase of $34.4 million, or 107.7%. The increase was primarily due to an increase in specific impairments in the unguaranteed portion of the U.S. government guaranteed portfolio and an increase in the general reserve driven by impact of the uncertainty caused by the COVID-19 pandemic. Total ALLL to total loans and leases held for investment, net before ALLL was 1.53% and 0.84% of total loans and leases at December 31, 2020 and 2019, respectively. As of December 31, 2020, approximately $31.7 million of the ALLL was allocated to unguaranteed loans.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provision (release) for acquired impaired loans	3,246	(198)	339	1,053	—	—	4,440
Provision (release) for acquired non-impaired loans and leases	4,738	88	(16)	2,083	1	(232)	6,662
Provision (release) for originated loans	9,775	658	1,067	32,362	(36)	1,021	44,847
Total provision	$17,759	$548	$1,390	$35,498	$(35)	$789	$55,949
Charge-offs for acquired impaired loans	(329)	—	—	(539)	—	—	(868)
Charge-offs for acquired non-impaired loans and leases	(3,350)	—	—	(1,353)	—	(171)	(4,874)
Charge-offs for originated loans and leases	(2,728)	(274)	(701)	(12,290)	—	(1,612)	(17,605)
Total charge-offs	$(6,407)	$(274)	$(701)	$(14,182)	$—	$(1,783)	$(23,347)
Recoveries for acquired impaired loans	20	9	—	85	—	—	114
Recoveries for acquired non-impaired loans and leases	76	—	—	10	—	261	347
Recoveries for originated loans and leases	171	127	53	395	—	602	1,348
Total recoveries	$267	$136	$53	$490	$—	$863	$1,809
Less: Net charge-offs	6,140	138	648	13,692	—	920	21,538
Acquired impaired loans	3,874	486	365	1,737	—	—	6,462
Acquired non-impaired loans and leases	3,388	103	—	3,400	3	100	6,994
Originated loans and leases	12,322	1,811	987	36,046	12	1,713	52,891
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Ending ALLL balance
Acquired impaired loans	$3,874	$486	$365	$1,737	$—	$—	$6,462
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	5,034	78	—	18,848	—	—	23,960
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,676	1,836	987	20,598	15	1,813	35,925
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Loans and leases ending balance
Acquired impaired loans	$108,484	$78,840	$4,113	$10,178	$202	$—	$201,817
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	46,169	1,830	—	47,356	—	—	95,355
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,267,017	491,601	226,620	1,829,181	1,803	227,141	4,043,363
Total loans and leases at December 31, 2020, gross	$1,421,670	$572,271	$230,733	$1,886,715	$2,005	$227,141	$4,340,535
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%
Acquired non-impaired loans and leases	0.08%	0.00%	0.00%	0.03%	0.00%	0.00%	0.11%
Originated loans and leases	0.06%	0.00%	0.02%	0.28%	0.00%	0.02%	0.39%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.50%	1.82%	0.09%	0.23%	0.00%	0.00%	4.65%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2.01%	0.04%	0.00%	1.42%	0.00%	0.00%	3.47%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	28.25%	11.33%	5.22%	41.81%	0.04%	5.23%	91.88%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2018	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision (release) for acquired impaired loans	399	136	26	914	(2)	—	1,473
Provision (release) for acquired non-impaired loans and leases	1,111	(98)	(1)	1,779	1	(304)	2,488
Provision for originated loans	3,295	29	119	11,767	16	1,521	16,747
Total provision	$4,805	$67	$144	$14,460	$15	$1,217	$20,708
Charge-offs for acquired impaired loans	(1,120)	(98)	—	(907)	—	—	(2,125)
Charge-offs for acquired non-impaired loans and leases	(1,755)	—	—	(2,528)	—	—	(4,283)
Charge-offs for originated loans and leases	(2,075)	(15)	—	(4,736)	(16)	(2,609)	(9,451)
Total charge-offs	$(4,950)	$(113)	$—	$(8,171)	$(16)	$(2,609)	$(15,859)
Recoveries for acquired impaired loans	414	270	—	8	—	—	692
Recoveries for acquired non-impaired loans and leases	153	4	—	114	1	142	414
Recoveries for originated loans and leases	3	11	—	34	1	731	780
Total recoveries	$570	$285	$—	$156	$2	$873	$1,886
Less: Net charge-offs (recoveries)	4,380	(172)	—	8,015	14	1,736	13,973
Acquired impaired loans	937	675	26	1,138	—	—	2,776
Acquired non-impaired loans and leases	1,924	15	16	2,660	2	242	4,859
Originated loans and leases	5,104	1,300	568	15,579	48	1,702	24,301
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Ending ALLL balance
Acquired impaired loans	$937	$675	$26	$1,138	$—	$—	$2,776
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,614	124	—	7,952	—	—	10,690
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	4,414	1,191	584	10,287	50	1,944	18,470
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Loans and leases ending balance
Acquired impaired loans	$135,914	$100,223	$5,373	$16,909	$249	$—	$258,668
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	26,396	2,398	2,644	37,303	—	—	68,741
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,114,232	609,201	270,640	1,277,353	6,316	180,510	3,458,252
Total loans and leases at December 31, 2019, gross	$1,276,542	$711,822	$278,657	$1,331,565	$6,565	$180,510	$3,785,661
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.02%	0.00%	0.00%	0.02%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.06%	0.00%	0.00%	0.10%
Originated loans and leases	0.06%	0.00%	0.00%	0.13%	0.00%	0.05%	0.23%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.59%	2.65%	0.14%	0.45%	0.01%	0.00%	6.83%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.70%	0.06%	0.07%	0.99%	0.00%	0.00%	1.82%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.43%	16.09%	7.15%	33.74%	0.17%	4.77%	91.35%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2020 and 2019 totaled $41.1 million and $36.3 million, respectively. Non-performing assets consisted of $3.6 million and $4.2 million of U.S. government guaranteed balances at December 31, 2020 and 2019, respectively.

Total OREO decreased from $9.9 million as of December 31, 2019 to $6.3 million at December 31, 2020. The $3.5 million decrease in OREO resulted primarily from sales and valuation adjustments.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2020	December 31, 2019
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$41,103	$36,272
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	41,103	36,272
Other real estate owned	6,350	9,896
Total non-performing assets	$47,453	$46,168
Accruing troubled debt restructured loans	$2,495	$1,771
Total non-performing loans and leases as a percentage of total loans and leases	0.95%	0.96%
Total non-performing assets as a percentage of total assets	0.74%	0.84%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	161.42%	88.05%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,645	$4,232
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$3,645	$4,232
Accruing troubled debt restructured loans guaranteed	$—	$—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.86%	0.85%
Total non-performing assets not guaranteed as a percentage of total assets	0.69%	0.76%

(1)	Includes $5.6 million and $8.8 million of non-accrual restructured loans at December 31, 2020 and 2019.
(2)	For the year ended December 31, 2020, $2.6 million in interest income would have been recorded had non-accrual loans been current.
(3)	For the year ended December 31, 2020, $452,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $4.8 million between December 31, 2020 and 2019 due to additional non-accrual loans for commercial real estate.

Total accruing loans past due decreased from $40.2 million at December 31, 2019 to $14.6 million at December 31, 2020, a decrease of $25.6 million, or 64.0%, and can be attributed to decreases in commercial real estate and construction, land development, and other land loans. See Note 6 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

Deposits

We gather deposits primarily through each of our 45 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and other banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

Total deposits at December 31, 2020 were $4.8 billion, representing an increase of $604.5 million, or 14.6%, compared to $4.1 billion at December 31, 2019. Non-interest-bearing deposits were $1.8 billion, or 37.1% of total deposits, at December 31, 2020, an increase of $483.0 million, or 37.7%, compared to $1.3 billion at December 31, 2019, or 31.8% of total deposits. The increase in total deposits is primarily due to government stimulus programs. Core deposits were 89.9% and 83.1% of total deposits at December 31, 2020 and 2019, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,624,754	0.00%	$1,238,410	0.00%
Interest checking	469,418	0.20%	346,329	0.58%
Money market accounts	1,132,978	0.37%	709,379	1.00%
Savings	520,472	0.05%	474,709	0.09%
Time deposits (below $100,000)	383,382	0.99%	490,300	1.88%
Time deposits ($100,000 and above)	556,783	1.33%	753,770	2.33%
Total	$4,687,787	0.35%	$4,012,897	0.91%

Our average cost of deposits was 35 basis points during the year ended December 31, 2020 compared to 91 basis points during the year ended December 31, 2019. This decrease was primarily attributed to lower rates on interest-bearing deposits as a result of the interest rate environment and an improved deposit mix. We had $35.0 million and $41.0 million of brokered time deposits as of December 31, 2020 and 2019, respectively.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At December 31, 2020
Three months or less	$165,211
Over three months through six months	197,585
Over six months through 12 months	91,393
Over 12 months	27,208
Total	$481,397

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

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2020 and 2019, we had maximum borrowing capacity from the FHLB of $2.0 billion and $1.9 billion, respectively, subject to the availability of collateral. At December 31, 2020, the Company had outstanding FHLB advances of $234.0 million with maturities through May 2021.

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank pledges loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF are an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of December 31, 2020, the PPPLF had $371.9 million with an interest rate of 0.35% with various maturity dates in April 2022 and May 2022.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System.  The Company utilized the discount window to lower its cost of funds during 2020.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of December 31, 2020 and December 31, 2019.  The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$49,768	$—	$—
Maximum outstanding at any month-end period during the year	350,000	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	0.25%	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$208,787	$440,478	$365,533
Maximum outstanding at any month-end period during the year	499,000	550,000	460,000
Balance outstanding at end of period	234,000	490,000	425,000
Weighted average interest rate during period	1.04%	2.03%	1.69%
Weighted average interest rate at end of period	0.24%	1.70%	2.56%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$232,819	N/A	N/A
Maximum outstanding at any month-end period during the year	449,889	N/A	N/A
Balance outstanding at end of period	371,907	N/A	N/A
Weighted average interest rate during period	0.37%	N/A	N/A
Weighted average interest rate at end of period	0.35%	N/A	N/A
Line of credit:
Average balance outstanding	$41	$482	$—
Maximum outstanding at any month-end period during the year	1,550	5,680	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	73.81%	7.39%	N/A
Weighted average interest rate at end of period(1)	N/A	N/A	N/A

(1)

We amended the credit agreement, which extended the maturity date to October, 2021. The amended revolving line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $7.6 million from $49.6 million at December 31, 2019 to $42.0 at December 31, 2020.

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

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB and PPPLF. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this report.

As of December 31, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $874.7 million from the Federal Reserve Bank (“FRB”). As of December 31, 2020, Byline Bank had open advances of $234.0 million and open letters of credit of $21.3 million, leaving us with available aggregate borrowing capacity of $751.9 million. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $874.7 million available under the Federal Reserve Bank discount window line at December 31, 2020.

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

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 8, 2021. The amended revolving line of credit bears interest at either the LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period.  If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. As of December 31, 2020 and 2019, no balance was outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital resources

Stockholders’ equity at December 31, 2020 was $805.5 million compared to $750.1 million at December 31, 2019, an increase of $55.3 million, or 7.4%. The increase was primarily driven by net income generated during the year and increases in accumulated other comprehensive income reflecting the unrealized gains in our available-for-sale securities portfolio.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements. For further information, see Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements” and “Business—Supervision and Regulation—Prompt Corrective Action Framework.”

As of December 31, 2020, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since December 31, 2020 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	$477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	$381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	$310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	$287,337	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	$434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	$347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	$282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	$260,809	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement at 7.36% and 6.16% as of December 31, 2020.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2020 and 2019, the Company received $7.5 million and $13.5 million, respectively, in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, interest on its outstanding subordinated notes, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On December 10, 2020, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.2% of the Company’s outstanding common stock at December 31, 2020.  The new program will be effective January 1, 2021 and be in effect until December 31, 2022. Under the stock repurchase program that terminated on December 31, 2020, the Company purchased 118,486 shares of the 1,250,000 total shares authorized for repurchase under that program. See Part II Item 5. Of this report for more information.

Contractual obligations

The following table presents our significant contractual obligations and commitments as of December 31, 2020. Further information regarding the details of each obligation is included in the notes to our audited consolidated financial statements contained in Item 8 of this report. See specific note references in the table below (dollars in thousands):

	One Year or Less	Greater Than One to Three Years	Greater Than Three to Five Years	Greater Than Five Years	Total
Deposits with no stated maturity (Note 13)	$3,964,509	$—	$—	$—	$3,964,509
Time deposits (Note 13)	740,632	42,091	4,799	—	787,522
Paycheck Protection Program Liquidity Facility (Note 12)	—	371,907	—	—	371,907
Federal Home Loan Bank advances (Note 12)	234,000	—	—	—	234,000
Other borrowings (Note 12)	41,994	—	—	—	41,994
Subordinated notes, net (Note 14)	—	—	—	73,342	73,342
Junior subordinated debentures (Note 14)	—	—	—	36,451	36,451
Operating leases (Note 16)	4,242	4,221	2,246	2,463	13,172
Total	$4,985,377	$418,219	$7,045	$112,256	$5,522,897
Commitments to extend credit and letters of credit (Note 16)	1,426,827

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25 to 18.50% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from1.25% to 8.25% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. See Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2020 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2020
		Fair Value
	Notional	Asset	Liability
Other interest rate swaps—pay fixed, receive floating	$383,410	$17,149	$18,116
Other credit derivatives	8,437	—	17

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

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and PPPLF, and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. Typically, customer interest rate derivatives are for terms of more than five years. As of December 31, 2020, we had a notional amount of $383.4 million of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2020 is presented below. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

Estimated Increase (Decrease)	Immediate Shifts
in Net Interest Income	+300 basis points	+200 basis points	+100 basis points	-100 basis points
Twelve Months Ending
December 31, 2021	9.4%	5.8%	2.0%	(1.1)%
December 31, 2022	17.8%	11.8%	5.1%	(3.2)%

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.1% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.1% and 5.2% increases to net interest income, respectively, over the next 12 months.

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

December 31, 2020, 2019, and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Portland, Oregon

March 4, 2021

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 AND 2019

(dollars in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$41,432	$48,228
Interest bearing deposits with other banks	41,988	32,509
Cash and cash equivalents	83,420	80,737
Equity and other securities, at fair value	8,764	8,031
Securities available-for-sale, at fair value	1,447,230	1,186,292
Securities held-to-maturity, at amortized cost ($4,573 and $4,498 fair value at December 31, 2020 and 2019, respectively)	4,395	4,412
Restricted stock, at cost	10,507	22,127
Loans held for sale	7,924	11,732
Loans and leases:
Loans and leases	4,340,535	3,785,661
Allowance for loan and lease losses	(66,347)	(31,936)
Net loans and leases	4,274,188	3,753,725
Servicing assets, at fair value	22,042	19,471
Accrued interest receivable	20,678	13,283
Premises and equipment, net	86,728	96,140
Assets held for sale	13,023	15,362
Other real estate owned, net	6,350	9,896
Goodwill	148,353	148,353
Other intangible assets, net	24,278	31,902
Bank-owned life insurance	10,009	9,750
Deferred tax assets, net	40,181	38,315
Due from counterparty	140,996	43,145
Other assets	41,586	29,136
Total assets	$6,390,652	$5,521,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,762,676	$1,279,641
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	2,201,833	1,695,411
Time deposits	787,522	1,172,525
Total deposits	4,752,031	4,147,577
Paycheck Protection Program Liquidity Facility	371,907	—
Federal Home Loan Bank advances	234,000	490,000
Subordinated notes, net	73,342	—
Securities sold under agreements to repurchase	41,994	49,638
Junior subordinated debentures issued to capital trusts, net	36,451	37,334
Accrued interest payable	1,478	3,677
Accrued expenses and other liabilities	73,985	43,468
Total liabilities	5,585,188	4,771,694
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 24)
Preferred stock, $0.01 par value per share, 50,000 shares authorized; 10,438 shares issued and outstanding at December 31, 2020 and December 31, 2019	10,438	10,438
Common stock, voting $0.01 par value at December 31, 2020 and 2019; 150,000,000 shares authorized at December 31, 2020 and 2019; 38,736,540 shares issued at December 31, 2020 and 38,256,500 issued at December 31, 2019	384	379
Additional paid-in capital	587,165	580,965
Retained earnings	191,098	159,033
Treasury stock at cost, 118,486 shares at December 31, 2020	(1,668)	—
Accumulated other comprehensive income (loss), net of tax	18,047	(700)
Total stockholders’ equity	805,464	750,115
Total liabilities and stockholders’ equity	$6,390,652	$5,521,809

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(dollars in thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$208,788	$235,501	$184,972
Interest on taxable securities	25,887	25,233	19,037
Interest on tax-exempt securities	2,981	1,786	1,095
Other interest and dividend income	1,574	2,294	1,847
Total interest and dividend income	239,230	264,814	206,951
INTEREST EXPENSE
Deposits	16,624	36,325	19,329
Other borrowings	3,318	9,255	6,303
Subordinated notes and debentures	4,310	2,949	2,714
Total interest expense	24,252	48,529	28,346
Net interest income	214,978	216,285	178,605
PROVISION FOR LOAN AND LEASE LOSSES	55,949	20,708	18,795
Net interest income after provision for loan and lease losses	159,029	195,577	159,810
NON-INTEREST INCOME
Fees and service charges on deposits	6,471	6,458	6,445
Loan servicing revenue	11,319	10,695	10,272
Loan servicing asset revaluation	(4,951)	(6,639)	(9,269)
ATM and interchange fees	4,165	3,785	4,313
Net gains on sales of securities available-for-sale	5,301	1,151	164
Change in fair value of equity securities, net	729	1,416	—
Net gains on sales of loans	33,349	31,845	31,551
Wealth management and trust income	2,680	2,578	1,545
Other non-interest income	2,997	4,259	4,554
Total non-interest income	62,060	55,548	49,575
NON-INTEREST EXPENSE
Salaries and employee benefits	89,756	95,309	80,382
Occupancy expense, net	19,402	16,668	15,829
Equipment expense	3,555	3,103	2,419
Loan and lease related expenses	5,955	8,015	6,109
Legal, audit, and other professional fees	8,138	11,453	11,373
Data processing	10,900	13,733	18,242
Net loss recognized on other real estate owned and other related expenses	1,819	665	235
Regulatory assessments	2,221	697	1,744
Other intangible assets amortization expense	7,624	7,737	5,629
Advertising and promotions	1,287	3,398	1,723
Telecommunications	1,728	1,963	1,710
Other non-interest expense	17,037	11,089	8,550
Total non-interest expense	169,422	173,830	153,945
INCOME BEFORE PROVISION FOR INCOME TAXES	51,667	77,295	55,440
PROVISION FOR INCOME TAXES	14,200	20,293	14,247
NET INCOME	37,467	57,002	41,193
Dividends on preferred shares	783	783	783
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,684	$56,219	$40,410
EARNINGS PER COMMON SHARE
Basic	$0.96	$1.51	$1.21
Diluted	$0.96	$1.48	$1.18

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(dollars in thousands)	2020	2019	2018
Net income	$37,467	$57,002	$41,193
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	31,198	22,633	(6,503)
Reclassification adjustments for net gains included in net income	(5,301)	(1,151)	(164)
Tax effect	(7,211)	(6,115)	1,856
Net of tax	18,686	15,367	(4,811)
Cash flow hedges
Unrealized holding (losses) gains arising during the period	—	(5,483)	2,960
Reclassification adjustments for net (gains) losses included in net income	85	(1,626)	(1,348)
Tax effect	(24)	1,980	(449)
Net of tax	61	(5,129)	1,163
Total other comprehensive income (loss)	18,747	10,238	(3,648)
Comprehensive income	$56,214	$67,240	$37,545

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2018	10,438	$10,438	29,317,298	$292	$391,586	$61,349	$—	$(5,087)	$458,578
Net income	—	—	—	—	—	41,193	—	—	41,193
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,648)	(3,648)
Issuance of common stock upon exercise of stock options	—	—	205,152	2	2,338	—	—	—	2,340
Issuance of common stock and stock options due to business combination, net of issuance costs	—	—	6,682,850	67	151,208	—	—	—	151,275
Restricted stock activity	—	—	129,057	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	8,882	—	203	—	—	—	203
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	—	—	—	—	—	763	—	(763)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Share-based compensation expense	—	—	—	—	1,514	—	—	—	1,514
Balance, December 31, 2018	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$—	$(9,498)	$650,672
Net income	—	—	—	—	—	57,002	—	—	57,002
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,238	10,238
Issuance of common stock upon exercise of stock options	—	—	241,211	2	3,144	—	—	—	3,146
Issuance of common stock due to business combination, net of issuance costs	—	—	1,464,558	15	28,720	—	—	—	28,735
Restricted stock activity	—	—	180,664	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	26,828	—	580	—	—	—	580
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	—	(1,440)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(1,148)	—	—	(1,148)
Share-based compensation expense	—	—	—	—	1,673	—	—	—	1,673
Balance, December 31, 2019	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$—	$(700)	$750,115
Net income	—	—	—	—	—	37,467	—	—	37,467
Other comprehensive income, net of tax	—	—	—	—	—	—	—	18,747	18,747
Issuance of common stock upon exercise of stock options	—	—	275,111	3	3,086	—	—	—	3,089
Restricted stock activity	—	—	168,150	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	36,779	1	536	—	—	—	537
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(4,619)	—	—	(4,619)
Repurchases of common stock	—	—	(118,486)	—	—	—	(1,668)	—	(1,668)
Share-based compensation expense	—	—	—	—	2,579	—	—	—	2,579
Balance, December 31, 2020	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,467	$57,002	$41,193
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	55,949	20,708	18,795
Impairment loss on assets held for sale	4,769	569	627
Depreciation and amortization of premises and equipment	6,483	6,389	5,579
Net amortization of securities	8,311	2,468	3,192
Net change in fair value of equity securities, net	(729)	(1,416)	—
Net gains on sales of securities available-for-sale	(5,301)	(1,151)	(164)
Net losses (gains) on sales and valuation adjustments of premises and equipment	2,952	(56)	(952)
Net gains on sales of loans	(33,349)	(31,845)	(31,551)
Originations of U.S. government guaranteed loans	(369,130)	(330,585)	(336,212)
Proceeds from U.S. government guaranteed loans sold	380,976	340,287	384,681
Accretion of premiums and discounts on acquired loans, net	(13,058)	(23,190)	(20,599)
Net change in servicing assets	(2,571)	222	1,707
Net losses on sales and valuation adjustments of other real estate owned	1,383	83	253
Net amortization of other acquisition accounting adjustments	7,548	7,562	5,206
Amortization of subordinated debt issuance cost	84	—	—
Accretion of junior subordinated debentures discount	505	566	624
Loss on redemption of junior subordinated debentures	112	—	—
Share-based compensation expense	2,579	1,673	1,514
Deferred tax provision (benefit), net of valuation	(9,101)	(882)	15,442
Increase in cash surrender value of bank owned life insurance	(259)	(304)	(243)
Net gain on death benefit of bank owned life insurance	—	(69)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,908	(13,389)	(5,504)
Accrued interest payable and other liabilities	29,495	(5,328)	(3,653)
Net cash provided by operating activities	109,023	29,314	79,935
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(977,827)	(549,871)	(206,046)
Proceeds from maturities and calls of securities available-for-sale	193,046	123,617	29,593
Proceeds from paydowns of securities available-for-sale	330,133	104,139	60,557
Proceeds from sales and calls of securities available-for-sale	122,435	92,103	544
Proceeds from paydowns of securities held-to-maturity	—	—	16,892
Redemptions (purchases) of Federal Home Loan Bank stock, net	11,620	(2,511)	(1,499)
Proceeds from other loans sold	—	709	—
Net change in loans and leases	(565,695)	(23,154)	(300,142)
Purchases of premises and equipment	(3,915)	(4,267)	(2,578)
Proceeds from sales of premises and equipment	32	4	1,440
Proceeds from sales of assets held for sale	1,434	1,373	4,415
Proceeds from sales of other real estate owned	2,313	2,990	7,051
Proceeds from bank owned life insurance death benefit	69	—	—
Net cash received in acquisition of business	—	4,306	20,374
Net cash used in investing activities	(886,355)	(250,562)	(369,399)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(dollars in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$604,530	$107,665	$284,723
Proceeds from short-term borrowings and line of credit	9,468,800	8,515,680	5,932,000
Repayments of short-term borrowings and line of credit	(9,724,800)	(8,461,635)	(5,868,487)
Proceeds from Paycheck Protection Program Liquidity Facility	449,889	—	—
Repayments of Paycheck Protection Program Liquidity Facility	(77,982)	—	—
Proceeds from subordinated notes	73,258	—	—
Repayment of junior subordinated debentures	(1,500)	—	—
Net increase (decrease) in securities sold under agreements to repurchase	(7,644)	15,472	2,979
Dividends paid on preferred stock	(783)	(783)	(783)
Dividends paid on common stock	(5,711)	—	—
Proceeds from issuance of common stock	3,626	3,726	2,543
Repurchase of common stock	(1,668)	—	—
Net cash provided by financing activities	780,015	180,125	352,975
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,683	(41,123)	63,511
CASH AND CASH EQUIVALENTS, beginning of period	80,737	121,860	58,349
CASH AND CASH EQUIVALENTS, end of period	$83,420	$80,737	$121,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,853	$48,008	$25,967
Cash payments during the period for taxes	$14,441	$19,380	$3,513
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of held-to-maturity securities to available-for-sale securities	$—	$94,837	$—
Reclassification to other equity securities	$—	$6,609	$—
Common dividend declared, not paid	$55	$1,148	$—
Total assets acquired from acquisition	$—	$321,199	$1,142,125
Total liabilities assumed from acquisition	$—	$305,892	$1,036,609

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 45 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System, the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation. The Company is regulated by the Board of Governors of the Federal Reserve System.

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

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Regulation S‑X. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. See Note 15, Junior Subordinated Debentures, for additional discussion. Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2020, 2019 and 2018.

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

Cash on hand or on deposit with the Federal Reserve Bank of Chicago was required to meet regulatory reserve and clearing requirements. The Company did not have a reserve requirement as of December 31, 2020. The reserve requirement was $51.8 million as December 31, 2019. The Bank met the requirement at each balance sheet date.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2020, 2019 and 2018. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

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

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2020, 2019 and 2018.

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

In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The CARES Act provided that a qualified loan modification is exempt by law from classification as a TDR, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Consolidation Appropriations Act (CAA Act) further extended the suspension period until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Company has modifications under these Acts. The underlying loans and leases are subject to the same underwriting, risk-rating and accrual standards as the rest of the loan portfolio.

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

The general component covers loans and leases that are collectively evaluated for impairment. Larger groups of smaller balance homogeneous loans, such as consumer and residential real estate loans and leases, are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general component is based on a trailing 12‑quarter weighted average loss rate for each loan category based on the Company’s historical losses and its peer group, adjusted for qualitative and other economic factors. These factors include (1) changes in lending policies and procedures, including changes in underwriting standards and collections, charge‑off and recovery practices; (2) changes in international, national, regional and local conditions; (3) changes in the nature and volume of the portfolio and terms of the loans and leases; (4) changes in experience, depth and ability of lending management and other relevant staff; (5) changes in the volume and severity of past due loans and leases; (6) changes in the quality of the Company’s loan review system; (7) changes in the value of the underlying collateral for collateral dependent loans and leases; (8) existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (9) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. Based on management’s judgement of other factors that fall outside of the predefined qualitative or historical loss rates, the allowance for loan and lease losses may include an unallocated component not included in these predefined factors.

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

Transfers of financial assets—Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. The Company has assessed that partial sales of financial assets meet the definition of participating interest. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company and the transferee obtains the right (free of conditions that constrain it from taking advantage of that right beyond a trivial benefit) to pledge or exchange the transferred assets. Gains or losses are recognized in the period of sale upon derecognition of the asset.

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

Based on an annual analysis completed as of November 30, 2020, 2019 and 2018, the Company did not recognize impairment losses during the years ended December 31, 2020, 2019, and 2018.

Other intangible assets—Other intangible assets primarily consist of core deposit intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over an approximate ten year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. The Company did not recognize impairment on its core deposit intangibles for the years ended December 31, 2020, 2019 and 2018.

Customer relationship intangibles—Customer relationship intangibles relate to the value of existing trust and wealth management relationships and are amortized over 12 years. In valuing the relationship intangibles, the Company considered variables such as attrition, investment appreciation, and discount rates. The Company did not recognize impairment on its customer relationship intangibles for the years ended December 31, 2020 and 2019.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2020 and 2019, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2020 and 2019, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Segment reporting—The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required.

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2020, 2019, and 2018.

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

Dividend Restrictions – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Accounting Pronouncements Recently Issued

The following reflect recent accounting pronouncements that are pending adoption by the Company. As the Company qualifies as an emerging growth company and has elected the extended transition period for complying with new or revised accounting pronouncements, it is not subject to new or revised accounting standards applicable to public companies during the extended transition period. The accounting pronouncements pending adoption below reflect effective dates for the Company as an emerging growth company with the extended transition period.

Issued Accounting Pronouncements Pending Adoption

Leases (Topic 842)—In February 2016, FASB issued ASU No. 2016‑02, Leases. The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of this ASU for entities not classified as Public Business Entities (PBEs). Our status as an emerging growth company makes us eligible for this deferral. Assuming the Company remains an emerging growth company, the new authoritative guidance is effective for fiscal years beginning after December 15, 2020, and interim periods with fiscal years beginning after December 15, 2021. The Company will adopt this guidance on January 1, 2021, which will result in the recognition of right-of-use assets and an increase in the related lease liabilities for its operating leases of approximately $14 million. The right-of-use assets and related lease liabilities recorded upon adoption will be based on the present value of future minimum lease payments, the amount of which will depend on the population of leases in effect at the date of adoption. Management expects the adoption of the guidance will materially increase assets and liabilities but does not expect it will materially impact the Company's results of operations.

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

Note 2— Accounting Pronouncements Recently Issued (continued)

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

The acquisitions of Oak Park River Forest and First Evanston were accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with the Oak Park River Forest transaction were finalized during the first quarter of 2020 and the fair value adjustments associated with the First Evanston transaction were finalized during the fourth quarter of 2018.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of First Evanston for the period beginning June 1, 2018 through December 31, 2020, and Oak Park River Forest for the period beginning May 1, 2019 through December 31, 2020. Revenues and earnings of the acquired companies since their respective acquisition dates have not been disclosed as it is not practicable as First Evanston and Oak Park River Forest were merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2020 and 2019 and the corresponding amounts of gross unrealized gains and losses:

2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$23,468	$344	$—	$23,812
U.S. Government agencies	113,088	600	(137)	113,551
Obligations of states, municipalities, and political subdivisions	135,513	6,991	(85)	142,419
Residential mortgage-backed securities
Agency	764,951	13,645	(205)	778,391
Non-agency	32,654	332	(5)	32,981
Commercial mortgage-backed securities
Agency	244,496	6,046	(390)	250,152
Corporate securities	59,020	1,850	(102)	60,768
Asset-backed securities	45,255	26	(125)	45,156
Total	$1,418,445	$29,834	$(1,049)	$1,447,230

2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,395	$178	$—	$4,573
Total	$4,395	$178	$—	$4,573

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

The Company did not classify securities as trading during 2020 and 2019.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$30,639	$(137)	$—	$—	$30,639	$(137)
Obligations of states, municipalities and political subdivisions	2	210	(85)	—	—	210	(85)
Residential mortgage-backed securities
Agency	8	45,253	(198)	472	(7)	45,725	(205)
Non-agency	2	3,963	(5)	—	—	3,963	(5)
Commercial mortgage-backed securities
Agency	8	55,554	(390)	—	—	55,554	(390)
Corporate securities	6	10,916	(102)	—	—	10,916	(102)
Asset-backed securities	6	24,436	(99)	4,952	(26)	29,388	(125)
Total	37	$170,971	$(1,016)	$5,424	$(33)	$176,395	$(1,049)

		Less than 12 Months		12 Months or Longer		Total
2019	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	8	$49,318	$(662)	$20,283	$(92)	69,601	(754)
Obligations of states, municipalities and political subdivisions	7	13,309	(45)	1,419	(4)	14,728	(49)
Residential mortgage-backed securities
Agency	50	132,703	(666)	193,363	(1,688)	326,066	(2,354)
Non-agency	9	36,902	(206)	10,126	(66)	47,028	(272)
Commercial mortgage-backed securities
Agency	13	67,649	(563)	32,678	(478)	100,327	(1,041)
Corporate securities	4	6,103	(37)	—	—	6,103	(37)
Asset-backed securities	8	37,738	(198)	—	—	37,738	(198)
Total	99	$343,722	$(2,377)	$257,869	$(2,328)	$601,591	$(4,705)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 37 securities available-for-sale with unrealized losses at December 31, 2020, compared to 99 at December 31, 2019. There were no securities held-to-maturity with unrealized losses at December 31, 2020, or December 31, 2019. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2020, 2019, and 2018 are listed below:

	2020	2019	2018
Proceeds	$208,978	$92,103	$5,134
Gross gains	5,383	1,274	164
Gross losses	82	123	—

Securities posted as collateral at December 31, 2020 and 2019 had carrying amounts of $731.8 million and $552.4 million, respectively, of which carrying amounts of $323.9 million and $301.1 million, were pledged at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $245.1 million and $240.4 million, respectively, and for customer repurchase agreements of $64.1 million and $55.7 million, respectively. At December 31, 2020, and 2019 there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2020, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$26,940	$27,197
Due from one to five years	41,358	43,028
Due from five to ten years	172,101	175,403
Due after ten years	135,945	140,078
Mortgage and asset-backed securities	1,042,101	1,061,524
Total	$1,418,445	$1,447,230
Held-to-maturity
Due in one year or less	$501	$501
Due from one to five years	3,894	4,072
Total	$4,395	$4,573

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2020 and 2019 were categorized as follows:

	2020	2019
Commercial real estate	$1,416,731	$1,275,058
Residential real estate	569,387	711,499
Construction, land development, and other land	231,602	279,403
Commercial and industrial	1,372,452	1,330,418
Paycheck Protection Program ("PPP")	527,044	—
Installment and other	1,942	6,484
Lease financing receivables	223,295	177,774
Total loans and leases	4,342,453	3,780,636
Net unamortized deferred fees and costs	(5,764)	2,289
Initial direct costs	3,846	2,736
Allowance for loan and lease losses	(66,347)	(31,936)
Net loans and leases	$4,274,188	$3,753,725

	2020	2019
Lease financing receivables
Net minimum lease payments	$234,472	$193,359
Unguaranteed residual values	8,690	1,347
Unearned income	(19,867)	(16,932)
Total lease financing receivables	223,295	177,774
Initial direct costs	3,846	2,736
Lease financial receivables before allowance for lease losses	$227,141	$180,510

Total loans and leases consist of originated loans and leases, acquired impaired loans, and acquired non-impaired loans and leases. At December 31, 2020 and 2019, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $635.0 million and $119.8 million, respectively. At December 31, 2020 and 2019, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $28.3 million and $23.1 million, respectively, which are included in total loans and leases. At December 31, 2020 and 2019, installment and other loans included overdraft deposits of $496,000 and $852,000, respectively, which were reclassified as loans. At December 31, 2020 and 2019, loans and loans held for sale pledged as security for borrowings were $2.3 billion and $1.8 billion, respectively.

The minimum annual lease payments for lease financing receivables as of December 31, 2020 are summarized as follows:

Minimum Lease Payments
2021	$81,583
2022	66,020
2023	45,919
2024	26,399
2025	12,863
Thereafter	1,688
Total	$234,472

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2020 and 2019:

2020	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$1,017,587	$108,484	$295,599	$1,421,670
Residential real estate	414,220	78,840	79,211	572,271
Construction, land development, and other land	226,408	4,113	212	230,733
Commercial and industrial	1,276,527	10,178	82,195	1,368,900
Paycheck Protection Program	517,815	—	—	517,815
Installment and other	1,267	202	536	2,005
Lease financing receivables	214,636	—	12,505	227,141
Total loans and leases	$3,668,460	$201,817	$470,258	$4,340,535

2019	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$792,263	$135,914	$348,365	$1,276,542
Residential real estate	483,072	100,223	128,527	711,822
Construction, land development, and other land	235,794	5,373	37,490	278,657
Commercial and industrial	1,160,996	16,909	153,660	1,331,565
Installment and other	5,372	249	944	6,565
Lease financing receivables	158,155	—	22,355	180,510
Total loans and leases	$2,835,652	$258,668	$691,341	$3,785,661

Acquired impaired loans—As part of the Oak Park River Forest acquisition, the Bank acquired impaired loans in the amount of $52.9 million.  As part of the First Evanston acquisition, the Bank acquired impaired loans that are accounted for under ASC 310‑30 in the amount of $25.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding these transactions. There were no other acquired impaired loans purchased during 2020 or 2019. The following table presents a reconciliation of the undiscounted contractual cash flows, non‑accretable difference, accretable yield, and fair value of acquired impaired loans as of May 31, 2018 (First Evanston) and April 30, 2019 (Oak Park River Forest):

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $6.5 million and $2.8 million, at December 31, 2020 and 2019, respectively.

	2020		2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$154,233	$108,484	$189,969	$135,914
Residential real estate	126,086	78,840	151,641	100,223
Construction, land development, and other land	12,677	4,113	14,841	5,373
Commercial and industrial	15,925	10,178	23,330	16,909
Installment and other	917	202	1,099	249
Total acquired impaired loans	$309,838	$201,817	$380,880	$258,668

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Beginning balance	$40,009	$37,115	$36,446
Additions	—	9,764	3,566
Accretion to interest income	(19,184)	(24,535)	(23,982)
Reclassification from nonaccretable difference	6,871	17,665	21,085
Ending balance	$27,696	$40,009	$37,115

Acquired non‑impaired loans and leases— The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million. The Company acquired non‑impaired loans as part of the First Evanston acquisition in the amount of $891.0 million. Refer to Note 3—Acquisition of a Business for additional information regarding these transactions.

The unpaid principal balance and carrying value for acquired non‑impaired loans and leases at December 31, 2020 and 2019 were as follows:

	2020		2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$302,091	$295,599	$356,787	$348,365
Residential real estate	80,104	79,211	130,412	128,527
Construction, land development, and other land	278	212	38,416	37,490
Commercial and industrial	84,608	82,195	159,599	153,660
Installment and other	553	536	971	944
Lease financing receivables	13,978	12,505	23,976	22,355
Total acquired non-impaired loans and leases	$481,612	$470,258	$710,161	$691,341

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the years ended December 31, 2020, 2019 and 2018 are as follows:

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision	17,759	548	1,390	35,498	—	(35)	789	55,949
Charge-offs	(6,407)	(274)	(701)	(14,182)	—	—	(1,783)	(23,347)
Recoveries	267	136	53	490	—	—	863	1,809
Ending balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Ending balance:
Individually evaluated for impairment	$5,034	$78	$—	$18,848	$—	$—	$—	$23,960
Collectively evaluated for impairment	10,676	1,836	987	20,598	—	15	1,813	35,925
Loans acquired with deteriorated credit quality	3,874	486	365	1,737	—	—	—	6,462
Total allowance for loan and lease losses	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$46,169	$1,830	$—	$47,356	$—	$—	$—	$95,355
Collectively evaluated for impairment	1,267,017	491,601	226,620	1,311,366	517,815	1,803	227,141	4,043,363
Loans acquired with deteriorated credit quality	108,484	78,840	4,113	10,178	—	202	—	201,817
Total loans and leases	$1,421,670	$572,271	$230,733	$1,368,900	$517,815	$2,005	$227,141	$4,340,535

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision	4,805	67	144	14,460	15	1,217	20,708
Charge-offs	(4,950)	(113)	—	(8,171)	(16)	(2,609)	(15,859)
Recoveries	570	285	—	156	2	873	1,886
Ending balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Ending balance:
Individually evaluated for impairment	$2,614	$124	$—	$7,952	$—	$—	$10,690
Collectively evaluated for impairment	4,414	1,191	584	10,287	50	1,944	18,470
Loans acquired with deteriorated credit quality	937	675	26	1,138	—	—	2,776
Total allowance for loan and lease losses	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$26,396	$2,398	$2,644	$37,303	$—	$—	$68,741
Collectively evaluated for impairment	1,114,232	609,201	270,640	1,277,353	6,316	180,510	3,458,252
Loans acquired with deteriorated credit quality	135,914	100,223	5,373	16,909	249	—	258,668
Total loans and leases	$1,276,542	$711,822	$278,657	$1,331,565	$6,565	$180,510	$3,785,661

2018	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$4,794	$1,638	$222	$7,418	$41	$2,593	$16,706
Provision (release)	4,543	113	662	12,089	68	1,320	18,795
Charge-offs	(1,865)	—	(418)	(6,944)	(60)	(2,517)	(11,804)
Recoveries	68	—	—	369	—	1,067	1,504
Ending balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Ending balance:
Individually evaluated for impairment	$2,191	$61	$—	$4,397	$—	$—	$6,649
Collectively evaluated for impairment	4,105	1,323	466	7,413	47	2,463	15,817
Loans acquired with deteriorated credit quality	1,244	367	—	1,122	2	—	2,735
Total allowance for loan and lease losses	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201

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

The Company increased the allowance for loan and lease losses by $34.4 million, $6.7 million, and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $3.7 million and $41,000 for the year ended December 31, 2020 and 2019, and decreased the allowance for loan and lease losses by $1.1 million for the year ended December 31, 2018.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $13.3 million, $4.0 million, and $2.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. For loans collectively evaluated for impairment, the Company increased the allowance for loan and lease losses by $17.5 million, $2.7 million, and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2020, 2019, and 2018, which excludes acquired impaired loans:

2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—	$23,938	$1,835
Residential real estate	1,558	1,644	-	1,627	59
Construction, land development, and other land	-	-	-	2,238	220
Commercial and industrial	17,944	19,917	-	16,359	989
With an allowance recorded
Commercial real estate	13,696	14,919	5,034	13,022	1,023
Residential real estate	272	274	78	413	21
Commercial and industrial	29,412	32,018	18,848	21,354	2,217
Total impaired loans	$95,355	$103,564	$23,960	$78,951	$6,364

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of December 31, 2020 and 2019:

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,064,623	$463,103	$180,458	$1,027,399	$517,815	$1,706	$222,818	$3,477,922
Watch	134,381	22,086	46,162	225,930	—	96	47	428,702
Special Mention	60,022	3,795	—	56,784	—	—	2,721	123,322
Substandard	54,160	4,447	—	48,609	—	1	955	108,172
Doubtful	—	—	—	—	—	—	600	600
Loss	—	—	—	—	—	—	—	—
Total	$1,313,186	$493,431	$226,620	$1,358,722	$517,815	$1,803	$227,141	$4,138,718

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Pass	$984,881	$584,363	$247,775	$1,087,856	$6,013	$177,696	$3,088,584
Watch	99,803	21,856	18,181	159,282	302	8	299,432
Special Mention	27,484	3,648	4,684	26,944	—	1,799	64,559
Substandard	28,460	1,732	2,644	40,574	1	728	74,139
Doubtful	—	—	—	—	—	279	279
Loss	—	—	—	—	—	—	—
Total	$1,140,628	$611,599	$273,284	$1,314,656	$6,316	$180,510	$3,526,993

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category as of December 31, 2020 and 2019:

2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$1,544	$4,194	$—	$15,969	$21,707	$1,291,479	$1,313,186
Residential real estate	1,686	—	—	1,929	3,615	489,816	493,431
Construction, land development, and other land	—	—	—	—	—	226,620	226,620
Commercial and industrial	4,521	1,290	—	21,936	27,747	1,330,975	1,358,722
Paycheck Protection Program	—	—	—	—	—	517,815	517,815
Installment and other	6	—	—	1	7	1,796	1,803
Lease financing receivables	996	376	—	1,268	2,640	224,501	227,141
Total	$8,753	$5,860	$—	$41,103	$55,716	$4,083,002	$4,138,718

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

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of December 31, 2020, 2019, and 2018. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate	4	1,609	1,362	247	102
Commercial and industrial	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441

2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,451	$1,451	$—	$223
Commercial and industrial	2	129	129	—	118
Residential real estate	2	191	191	—	—
Total accruing	9	1,771	1,771	—	341
Non-accruing:
Commercial real estate	6	2,777	2,600	177	513
Commercial and industrial	11	8,048	6,096	1,952	1,312
Residential real estate	1	104	104	—	—
Total non-accruing	18	10,929	8,800	2,129	1,825
Total troubled debt restructurings	27	$12,700	$10,571	$2,129	$2,166

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

There was no commitment outstanding on troubled debt restructurings at December 31, 2020, and a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2019 and 2018 respectively.

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended
	December 31,
	2020	2019	2018
Accruing:
Beginning balance	$1,771	$1,813	$1,061
Additions	818	113	37
Net payments	(1,598)	(940)	(86)
Net transfers from non-accrual	1,504	785	801
Ending balance	2,495	1,771	1,813
Non-accruing:
Beginning balance	8,800	7,314	1,569
Additions	5,771	5,254	8,408
Net payments	(2,087)	(2,310)	(1,718)
Charge-offs	(5,330)	(673)	(144)
Net transfers to accrual	(1,504)	(785)	(801)
Ending balance	5,650	8,800	7,314
Total troubled debt restructurings	$8,145	$10,571	$9,127

Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the years ended December 31, 2020, 2019, and 2018 had a recorded investment of $36,000, $348,000, and $340,000, respectively.

The reserve for unfunded commitments was $1.9 and $1.2 million at December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, the Company released provision for unfunded commitments of $80,000.  During the years ended December 31, 2020 and 2018, the provisions for unfunded commitments were $728,000 and $317,000, respectively. There were no charge‑offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Beginning balance	$19,471	$19,693	$21,400
Additions, net	7,523	6,417	7,562
Changes in fair value	(4,952)	(6,639)	(9,269)
Ending balance	$22,042	$19,471	$19,693

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2020 and 2019:

	2020	2019
Loan portfolios serviced for:
SBA guaranteed loans	$1,395,713	$1,231,959
USDA guaranteed loans	135,543	119,047
Total	$1,531,256	$1,351,006

Loan servicing revenue totaled $11.3 million, $10.7 million, and $10.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $5.0 million, $6.6 million, and $9.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the condition existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 17—Fair Value Measurement for further details.

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Beginning balance	$9,896	$5,041	$10,626
Acquisition of OREO through business combination	—	2,201	—
Net additions to OREO	150	5,910	2,163
Proceeds from sales of OREO	(2,313)	(3,173)	(7,495)
Gains on sales of OREO	(39)	428	383
Valuation adjustments	(1,344)	(511)	(636)
Ending balance	$6,350	$9,896	$5,041

At December 31, 2020 the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2019, the balance of real estate owned included $1.5 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $3.3 million and $2.1 million, respectively.

There were no internally financed sales of OREO for the year ended December 31, 2020. Proceeds from sales of OREO include proceeds from internally financed sales of OREO of $183,000 and $444,000 for the years ended December 31, 2019 and 2018, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2020 and 2019 and were as follows:

	2020	2019
Premises	$55,704	$54,798
Furniture, fixtures and equipment	17,806	16,987
Leasehold improvements	4,984	5,957
Total cost	78,494	77,742
Less accumulated depreciation and amortization	(33,967)	(26,246)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	44,527	51,496
Construction in progress	682	850
Land	41,519	43,794
Premises and equipment, net	$86,728	$96,140

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2020, 2019 and 2018 was $6.5 million, $6.4 million and $5.6 million, respectively. Refer to Note 16—Commitments and Contingent Liabilities for additional discussion related to operating lease commitments.

During 2018, six branches and two other facilities were closed and consolidated, during 2019, two additional branches were closed and transferred to assets held for sale and two former branch locations were sold. In 2020, 15 branches were closed and consolidated and one piece of vacant land and two additional branches were transferred to assets held for sale and one former branch location was sold. Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Beginning balance	$15,362	$14,489	$9,779
Transfers in	3,863	2,733	9,074
Transfers out	—	—	(425)
Proceeds from sales	(1,434)	(1,373)	(4,415)
Net gains on sales	1	82	1,103
Impairment loss	(4,769)	(569)	(627)
Ending balance	$13,023	$15,362	$14,489

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2020. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059	$54,562	$16,720	$—
Additions	—	—	—	20,176	6,220	—	73,615	19,060	3,216
Amortization or accretion	—	(7,302)	(322)	—	(7,469)	(268)	—	(5,420)	(157)
Ending balance	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059
Accumulated amortization or accretion	N/A	$33,657	$747	N/A	$26,355	$425	N/A	$18,886	$157
Weighted average remaining amortization or accretion period	N/A	5.6 Years	9.3 Years	N/A	6.5 Years	10.4 Years	N/A	6.8 Years	11.4 Years

During 2019, the Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. During 2018, the Company added additional goodwill, core deposit intangible assets, and customer relationship intangible assets in conjunction with the First Evanston acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2020:

Estimated Amortization
2021	$6,998
2022	6,426
2023	4,371
2024	2,285
2025	1,721
Thereafter	2,477
Total	$24,278

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Current tax expense:
Federal	$21,286	$18,976	$—
State and local	2,015	2,199	1,078
Total current tax expense	23,301	21,175	1,078
Deferred tax expense (benefit):
Federal	(10,713)	(3,676)	11,469
State and local	1,612	2,794	2,460
Remeasurement of net deferred tax assets	—	—	(760)
Total deferred tax expense (benefit)	(9,101)	(882)	13,169
Provision for income taxes	$14,200	$20,293	$14,247

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2020, 2019 and 2018, and the effective tax rate:

	2020	2019	2018
Calculated tax benefit at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	7.3	5.6	7.0
Tax exempt income	(1.3)	(0.5)	(0.5)
Share-based compensation	0.3	(0.1)	(0.9)
Non-deductible expenses	0.2	0.3	0.5
Remeasurement of net deferred tax assets	—	—	(1.4)
Total income tax expense (benefit)	27.5%	26.3%	25.7%

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

Net deferred tax assets increased to $40.2 million at December 31, 2020 compared to $38.3 million at December 31, 2019.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Net operating losses and tax credits	$21,510	$26,108
Interest on non-accrual loans	2,250	3,201
Allowance for loan losses and loan basis	25,714	24,027
Servicing assets	4,001	—
Deposits	20	42
Other real estate owned	433	413
Net unrealized holding losses on cash flow hedges	117	141
Accrued expenses	3,877	3,291
Other	1,937	2,225
Total deferred tax assets	59,859	59,448
Deferred tax liabilities:
Premises and equipment	(375)	(1,952)
Core deposit intangibles	(6,760)	(8,883)
Servicing assets	—	(5,422)
Trust preferred securities	(2,380)	(2,552)
Net unrealized holding gain on securities available-for-sale	(8,015)	(804)
Other	(2,148)	(1,520)
Total deferred tax liabilities	(19,678)	(21,133)
Net deferred tax assets	$40,181	$38,315

	2020	2019
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards - begin to expire in 2030	$12,825	$14,357
Illinois gross NLD carryforwards - begin to expire in 2023	250,723	307,705

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss (“NOL”) and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. Pursuant to Sections 382 and 383, a portion of the limited net operating loss carryforwards and credits become available to use each year. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization. In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. These Federal net operating losses acquired in connection with the Oak Park River Forest acquisition do not expire.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2017 and state income tax examinations for years before 2016.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2020 and 2019:

	2020	2019
Paycheck Protection Program Liquidity Facility	$371,907	$—
Federal Home Loan Bank advances	234,000	490,000
Securities sold under agreements to repurchase	41,994	49,638
Line of credit	—	—
Total	$647,901	$539,638

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Bank pledges loans originated under the Paycheck Protection Program (“PPP”) to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of December 31, 2020, the PPPLF had $371.9 million with an interest rate of 0.35% with various maturity dates in April 2022 and May 2022.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of December 31, 2020, and December 31, 2019, there were no outstanding advances under the Federal Reserve Bank discount window line. The Company pledges loans and leases as collateral for the Federal Reserve Bank discount window borrowing. Refer to Note 5 – Loan and Lease Receivables for additional discussion.

At December 31, 2020, fixed-rate FHLB advances totaled $234.0 million with interest rates ranging from 0.0% to 0.25% and maturities ranging from January 2021 to May 2021, and weighted average cost of 0.24%. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion. subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period.  If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2020 and December 31, 2019, the line of credit had no outstanding balance. On October 9, 2020, the Company extended the maturity of the credit facility to October 8, 2021.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of December 31, 2020 and 2019:

	2020	2019
Federal Home Loan Bank line	$2,016,212	$1,390,698
Federal Reserve Bank of Chicago discount window line	874,677	547,798
Available federal funds lines	115,000	115,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Deposits

The following is a summary of the Company’s deposits as of December 31, 2020 and 2019:

	2020	2019
Non-interest-bearing demand deposits	$1,762,676	$1,279,641
Interest-bearing checking accounts	494,424	338,185
Money market demand accounts	1,142,709	881,387
Other savings	564,700	475,839
Time deposits (below $250,000)	600,810	916,723
Time deposits ($250,000 and above)	186,712	255,802
Total deposits	$4,752,031	$4,147,577

Time deposits of $250,000 or more included $35.0 million and $41.0 million of brokered deposits at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2021	$740,632
2022	34,170
2023	7,921
2024	2,522
2025	2,277
Total	$787,522

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 14—Subordinated Notes and Junior Subordinated Debentures

On June 26, 2020, the Company issued $50.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. On August 3, 2020, the Company issued an additional $25.0 million.  The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity.  The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

As of December 31, 2020, the liability outstanding of the subordinated notes, net of unamortized debt issuance costs, was $73.3 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

At December 31, 2020 and 2019, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2020	Aggregate Principal Amount 2019	Stated Maturity	Contractual Rate at December 31, 2020	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.02%	Three-month LIBOR + 2.79%
RidgeStone Capital Trust I	—	1,500	June 30, 2033	N/A	Five-year LIBOR + 3.50%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	2.00%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	46,500
Discount	(8,549)	(9,166)
Total liability, at carrying value	$36,451	$37,334

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (3.02% and 4.69% at December 31, 2020 and 2019, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $45,000 and $71,000 as of December 31, 2020 and 2019, respectively.

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

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (2.00% and 3.67% at December 31, 2020 and 2019, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $9,000 and $17,000 as of December 31, 2020 and 2019, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15— Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2020, 2019, and 2018. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $2.5 million during the years ended December 31, 2020 and 2019, respectively, and $2.1 million during the year ended December 31, 2018.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company has issued 72,489 shares in connection with the ESPP, leaving 127,511 available at December 31, 2020. The initial ESPP offering was in the first quarter of 2018.  The Company recognized $81,000, $190,000, and $66,000 of compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16— Commitments and Contingent Liabilities

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

The minimum annual rental commitments for operating leases subsequent to December 31, 2020, exclusive of taxes and other charges, are summarized as follows:

Minimum Rental Commitments
2021	$4,242
2022	2,594
2023	1,627
2024	1,498
2025	748
Thereafter	2,463
Total	$13,172

The Company’s rental expenses for the years ended December 31, 2020, 2019, and 2018 were $7.9 million, $5.8 million, and $5.5 million, respectively. During the years ended December 31, 2020, 2019, and 2018 the Company received $727,000, $752,000, and $723,000, respectively, in sublease income which is included in the Consolidated Statements of Operations as a reduction of occupancy expense. The total amount of minimum rentals to be received in the future on these subleases is approximately $935,000, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

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

Note 16— Commitments and Contingent Liabilities (continued)

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2020 and 2019:

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$106,183	$1,261,872	$55,852	$908,382
Letters of credit	652	58,120	724	65,514
Total	$106,835	$1,319,992	$56,576	$973,896

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

Note 17— Fair Value Measurement

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

Note 17— Fair Value Measurement (continued)

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2020 and 2019:

		Fair Value Measurements Using
2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$23,812	$23,812	$—	$—
U.S. Government agencies	113,551	—	113,551	—
Obligations of states, municipalities, and political subdivisions	142,419	—	142,419
Mortgage-backed securities; residential
Agency	778,391	—	778,391	—
Non-Agency	32,981	—	32,981	—
Mortgage-backed securities; commercial
Agency	250,152	—	250,152	—
Corporate securities	60,768	—	60,768	—
Asset-backed securities	45,156	—	45,156	—
Equity and other securities, at fair value
Mutual funds	2,983	2,983	—	—
Equity securities	5,781	—	5,096	685
Servicing assets	22,042	—	—	22,042
Derivative assets	17,149	—	17,149	—
Financial liabilities
Derivative liabilities	18,133	—	18,133	—

		Fair Value Measurements Using
2019	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,830	$41,830	$—	$—
U.S. Government agencies	164,950	—	164,950	—
Obligations of states, municipalities, and political subdivisions	94,832	—	94,832	—
Mortgage-backed securities; residential
Agency	490,236	—	490,236	—
Non-Agency	109,822	—	109,822	—
Mortgage-backed securities; commercial
Agency	159,701	—	159,701	—
Non-Agency	31,274	—	31,274	—
Corporate securities	49,330		49,330	—
Asset-backed securities	44,317	—	44,317	—
Equity and other securities, at fair value
Mutual funds	2,952	2,952	—	—
Equity securities	5,079	—	4,379	700
Servicing assets	19,471	—	—	19,471
Derivative assets	7,960	—	7,960	—
Financial liabilities
Derivative liabilities	8,519	—	8,519	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Fair Value Measurement (continued)

The Company has originated, and acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single‑issuer trust preferred securities which are categorized as Level 3 of the fair value hierarchy.   These securities are classified as equity securities consistent with accounting guidance.

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended
	December 31,
	2020	2019	2020	2019
	Investment Securities		Servicing Assets
Balance, beginning of period	$700	$886	$19,471	$19,693
Additions, net	—	—	7,523	6,417
Maturities	—	(195)	—	—
Change in fair value	(15)	9	(4,952)	(6,639)
Balance, end of period	$685	$700	$22,042	$19,471

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2020:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.2%—6.4%	4.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	2.5%—31.6%	15.1%	Decrease
		Discount rate	4.1%—48.1%	10.2%	Decrease
		Expected weighted average loan life	0.4—8.8 years	3.7 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17— Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of December 31, 2020 and 2019:

		Fair Value Measurements Using
2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$41,135	$—	$—	$41,135
Residential real estate	1,752	—	—	1,752
Commercial and industrial	28,508	—	—	28,508
Assets held for sale	13,023	—	—	13,023
Other real estate owned	6,350	—	—	6,350

		Fair Value Measurements Using
2019	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$23,783	$—	$—	$23,783
Residential real estate	2,274	—	—	2,274
Construction, land development, and other land	2,644	—	—	2,644
Commercial and industrial	29,351	—	—	29,351
Assets held for sale	15,362	—	—	15,362
Other real estate owned	9,896	—	—	9,896

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

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2020 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Note 17— Fair Value Measurement (continued)

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

	Fair Value	2020		2019
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$41,432	$41,432	$48,228	$48,228
Interest bearing deposits with other banks	2	41,988	41,988	32,509	32,509
Securities held-to-maturity	2	4,395	4,573	4,412	4,498
Other restricted stock	2	10,507	10,507	22,127	22,127
Loans held for sale	3	7,924	8,848	11,732	12,935
Loans and lease receivables, net (less impaired loans at fair value)	3	4,202,793	4,205,906	3,695,674	3,661,724
Accrued interest receivable	3	20,678	20,678	13,283	13,283
Financial liabilities
Non-interest-bearing deposits	2	1,762,676	1,762,676	1,279,641	1,279,641
Interest-bearing deposits	2	2,989,355	2,990,735	2,867,936	2,873,380
Accrued interest payable	2	1,478	1,478	3,677	3,677
Paycheck Protection Program Liquidity Facility	2	371,907	371,907	—	—
Federal Home Loan Bank advances	2	234,000	234,000	490,000	490,000
Securities sold under repurchase agreement	2	41,994	41,994	49,638	49,638
Subordinated notes	2	73,342	76,627	—	—
Junior subordinated debentures	3	36,451	40,543	37,334	42,881

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our Initial Public Offering. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2020, there were 1,001,731 shares available for future grants under the Omnibus Plan.

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

In addition, 11,165 performance-based restricted shares were included in the 2018 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets over a three-year period ending December 31, 2020, measured in 2018 against the Company’s internal targets and for 2019 and 2020 against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets. Under the award, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 125% of the shares with above target and 75th percentile performance. Any earned performance shares will vest on the third anniversary of the grant date. In February 2021, the Board of Directors determined that partial performance was met and as a result, 6,477 performance shares were earned and the remaining unearned shares granted were cancelled.

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

Included in the 2019 and 2020 grant, 20,975 and 31,928, respectively, of performance-based restricted shares were granted.  The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2021 for the 2019 grant, and December 31, 2022 for the 2020 grant, measured against a peer group consisting of publicly-traded bank holding companies ranging in asset size from 50% to 200% of the Company’s total assets. Under the awards, 25% of the shares will be earned at threshold performance, 100% will be earned at target and 50th percentile performance, and up to 150% of the shares with above target and 75th percentile performance. Any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the year ended December 31, 2020:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2020	328,653	$19.94
Granted	175,493	17.52
Vested	(113,264)	20.30
Forfeited	(7,343)	18.21
Ending balance outstanding at December 31, 2020	383,539	$18.75

A total of 113,264 restricted shares vested during the year ended December 31, 2020. The fair value of restricted shares that vested during the year ended December 31, 2020 was $1.4 million. A total of 48,491 restricted shares vested during the year ended December 31, 2019. The fair value of restricted shares that vested during the year ended December 31, 2019 was $900,000. A total of 2,975 restricted shares vested during the year ended December 31, 2018. The fair value of restricted shares that vested during the year ended December 31, 2018 was $62,000.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Share-Based Compensation (continued)

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2020	2019	2018
Total share-based compensation - restricted stock	$2,603	$1,965	$958
Income tax benefit	725	547	267
Unrecognized compensation expense - restricted stock	4,998	4,616	3,167
Weighted-average amortization period remaining	2.2 years	2.6 years	2.9 years

The fair value of the unvested restricted stock awards at December 31, 2020 was $5.9 million.

During February 2021, the Company granted 293,587 shares of restricted common stock, par value $0.01 per share. Of this total, 104,609 restricted shares will vest ratably over four years on each anniversary of the grant date, 109,475 restricted shares will vest ratably on the last business day of 2021, 2022 and 2023, 38,279 restricted shares will vest ratably over three years on each anniversary of the grant date and 9,141 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment.

In addition, 32,083 performance-based restricted shares were included in the February 2021 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2023, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

 In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively, under this plan. The Company did not grant any stock options during the year ended December 31, 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,390,579 shares remain outstanding under the BYB Plan as of December 31, 2020.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at December 31, 2020.

 The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2020:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	1,410,075	$11.38	$11,542	5.4
Granted	—
Expired	—
Exercised	(19,496)	13.00	139
Forfeited	—
Ending balance outstanding at December 31, 2020	1,390,579	$11.36	$5,724	4.4
Exercisable at December 31, 2020	1,390,579	$11.36	$5,724	4.4

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Share-Based Compensation (continued)

A total of 19,496, 127,997, and 148,748 stock options were exercised during the years ended December 31, 2020, 2019 and 2018, respectively.  Proceeds from the exercise of stock options were $253,000, $1.9 million and $1.7 million with a related tax benefit of $39,000, $145,000 and $449,000, for the years ended December 31, 2020, 2019 and 2018, respectively. A total of 20,000 stock options vested during the year ended December 31, 2020.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Total share-based compensation (benefit) - stock options	$7	$(106)	$458
Income tax benefit (expense)	2	(29)	127
Unrecognized compensation expense - stock options	—	7	146
Weighted-average amortization period remaining	0.0 years	0.3 years	1.1 years

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2020:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2020	511,169	$11.35	$4,204	4.4
Granted	—
Expired	(21,924)	12.41
Exercised	(255,615)	11.09	785
Forfeited	—
Ending balance outstanding at December 31, 2020	233,630	$11.52	$918	3.3
Exercisable at December 31, 2020	233,630	$11.52	$918	3.3

A total of 255,615, 113,214, and 56,404 stock options were exercised during the years ended December 31, 2020, 2019 and 2018, respectively.  Proceeds from the exercise of stock options were $2.8 million, $1.3 million and $601,000 with a related tax benefit of $219,000, $253,000 and $168,000, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2020 and 2019, there were no material loans made to the related parties described above.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2020 and 2019.

Other—As of December 31, 2020 and 2019, there were no receivables outstanding from related parties.

Note 20—Regulatory Capital Requirements

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered to be well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	287,337	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$627,573	14.43%	$347,835	8.00%	N/A	N/A
Bank	602,684	13.87%	347,564	8.00%	434,454	10.00%
Tier 1 capital to risk weighted assets:
Company	$594,477	13.67%	$260,876	6.00%	N/A	N/A
Bank	569,588	13.11%	260,673	6.00%	347,564	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$537,539	12.36%	$195,657	4.50%	N/A	N/A
Bank	569,588	13.11%	195,504	4.50%	282,395	6.50%
Tier 1 capital to average assets:
Company	$594,477	11.39%	$208,771	4.00%	N/A	N/A
Bank	569,588	10.92%	208,647	4.00%	260,809	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement at 7.36% and 6.16%, respectively, as of December 31, 2020.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2020 and 2019, the Company received $7.5 million and $13.5 million, respectively, in cash dividends from Byline Bank, primarily used to pay interest on the subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s preferred stock, and other corporate expenses.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019:

	2020			2019
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives not designated as hedging instruments
Other interest rate derivatives	$383,410	$17,149	$(18,116)	$332,056	$7,960	$8,507
Other credit derivatives	8,437	—	(17)	9,302	—	12
Total derivatives	$391,847	$17,149	$(18,133)	$341,358	$7,960	$8,519

Interest rate swaps designated as cash flow hedges—There were no cash flow hedges outstanding at December 31, 2020 or 2019. In September 2019, the Company terminated $250.0 million interest rate swaps designated as cash flow hedges, which were executed to reduce interest rate risk in a declining rate environment. The transaction resulted in a net loss of $383,000, net of tax, which was the clean value at the termination date. As of December 31, 2020, the remaining balance in accumulated other comprehensive income was $304,000, which will be amortized over the original life of the cash flow hedge.

Interest recorded on these swap transactions increased borrowings interest expense by $85,000 and reduced it by $1.6 million during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company estimates $148,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2020 and 2019:

	2020			2019
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from AOCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from AOCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$—	$(85)	$—	$(5,483)	$1,626	$—

In February 2021, the Company executed three forward starting pay fixed swaps totaling $300.0 million in notional value with maturity dates in March 2026, March 2027, and March 2028.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $383.4 million as of December 31, 2020, with maturities ranging from January 2022 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2020, 2019, and 2018, there were $839,000, $1.2 million, and $1.7 million of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of December 31, 2020:

Notional amounts	$383,410
Derivative assets fair value	17,149
Derivative liabilities fair value	18,116
Weighted average pay rates	4.46%
Weighted average receive rates	2.30%
Weighted average maturity	5.9 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $8.4 million and $9.3 million as of December 31, 2020 and 2019, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Other interest rate derivatives	$(420)	$(351)	$(192)
Other credit derivatives	(5)	67	54
Total	$(425)	$(284)	$(138)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2020 and 2019:

	2020		2019
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$17,149	$18,133	$7,960	$8,519
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$17,149	$18,133	$7,960	$8,519
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	—	—	(1)	(1)
Collateral posted	(17,149)	(18,133)	(7,959)	(8,518)
Net credit exposure	$—	$—	$—	$—

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.1 million.  The Company has posted $18.2 collateral related to these agreements as of December 31, 2020.  If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $18.1 million.  For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 22—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2020	2019
ASSETS
Cash	$82,799	$13,370
Investment in banking subsidiary	825,351	769,797
Other assets	7,561	5,824
Total assets	$915,711	$788,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$—	$—
Subordinated notes, net	73,342	—
Junior subordinated debentures issued to capital trusts, net	36,451	37,334
Accrued expenses and other liabilities	454	1,542
Stockholders' equity	805,464	750,115
Total liabilities and stockholders' equity	$915,711	$788,991

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2020	2019	2018
INCOME
Dividends from subsidiary	$7,500	$13,500	$2,900
Other noninterest income	(112)	—	—
Total income	7,388	13,500	2,900
EXPENSES
Interest expense	4,341	2,984	2,716
Other noninterest expense	1,453	1,768	3,214
Total expenses	5,794	4,752	5,930
Income (loss) before provision for income taxes and equity in undistributed income of subsidiary	1,594	8,748	(3,030)
Benefit for income taxes	(1,645)	(1,323)	(1,549)
Income (loss) before equity in undistributed income of subsidiary	3,239	10,071	(1,481)
Equity in undistributed income of subsidiary	34,228	46,931	42,674
Net income	$37,467	$57,002	$41,193

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,467	$57,002	$41,193
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(34,228)	(46,931)	(42,674)
Share-based compensation expense	2,579	1,673	1,514
Amortization of subordinated debt issuance cost	84	—	—
Loss on redemption of junior subordinated debentures	112	—	—
Accretion of junior subordinated debentures discount	505	566	624
Changes in other assets and other liabilities	(4,312)	(7,916)	(3,291)
Net cash provided by (used in) operating activities	2,207	4,394	(2,634)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in acquisition of business	—	(6,554)	(20,510)
Net cash used in investing activities	—	(6,554)	(20,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	15,000	5,680	—
Repayments of revolving line of credit	(15,000)	(11,335)	—
Repayments of junior subordinated debentures	(1,500)	—	—
Dividends paid on preferred stock	(783)	(783)	(783)
Dividends paid on common stock	(5,711)	—	—
Proceeds from subordinated notes	73,258	—	—
Proceeds from issuance of common stock, net	3,626	3,726	2,543
Repurchase of common stock	(1,668)	—	—
Net cash provided by (used in) financing activities	67,222	(2,712)	1,760
NET CHANGE IN CASH AND CASH EQUIVALENTS	69,429	(4,872)	(21,384)
CASH AND CASH EQUIVALENTS, beginning of period	13,370	18,242	39,626
CASH AND CASH EQUIVALENTS, end of period	$82,799	$13,370	$18,242

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,624,209, 1,921,244, and 2,223,255 shares of common stock were outstanding as of December 31, 2020, 2019, and 2018, respectively. There were 383,539, 328,653, and 196,480 restricted stock awards outstanding at December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 there were 50,000 stock options outstanding which were excluded from the calculation of diluted earnings per common share, as their effect would have been anti-dilutive. There were no stock options outstanding excluded from the calculation of diluted earnings per common share at December 31, 2019 or 2018, respectively, for anti-dilutive purposes.

	Years ended December 31,
	2020	2019	2018
Net income	$37,467	$57,002	$41,193
Less: Dividends on preferred shares	783	783	783
Net income available to common stockholders	$36,684	$56,219	$40,410
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	38,031,250	37,290,486	33,292,619
Incremental shares	281,358	695,977	887,135
Weighted-average common stock outstanding (dilutive)	38,312,608	37,986,463	34,179,754
Basic earnings per common share	$0.96	$1.51	$1.21
Diluted earnings per common share	$0.96	$1.48	$1.18

Note 24—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2020 and 2019 is as follows:

	2020	2019
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	38,736,540	38,256,500
Shares outstanding	38,618,054	38,256,500
Treasury shares	118,486	—

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

For the years ended December 31, 2020, and 2019 the Company declared and paid dividends on the Series B Preferred Stock of $783,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Stockholders’ Equity (continued)

On December 10, 2020, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.2% of the Company’s outstanding common stock at December 31, 2020. The new program will be effective January 1, 2021 and be in effect until December 31, 2022.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. This program terminated on December 31, 2020. Under this stock repurchase program that terminated on December 31, 2020, the Company purchased 118,486 shares of the 1,250,000 total shares authorized for repurchase under that program.

On December 12, 2019, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on January 7, 2020 to stockholders of record of the Company’s common stock as of December 24, 2019. On December 8, 2020, the Company’s Board of Directors declared a cash dividend of $0.03 per share payable on January 5, 2021 to stockholders of record of the Company’s common stock as of December 22, 2020. On January 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on February 23, 2021, to stockholders of record of the Company’s common stock as of February 9, 2021.

Note 25—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$2,913	$(8,000)	$(5,087)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	687	(1,450)	(763)
Other comprehensive income (loss), net of tax	1,163	(4,811)	(3,648)
Balance, December 31, 2018	4,763	(14,261)	(9,498)
Cumulative-effect adjustment (ASU 2016-01)	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(5,129)	15,367	10,238
Balance, December 31, 2019	(366)	(334)	(700)
Other comprehensive income, net of tax	61	18,686	18,747
Balance, December 31, 2020	$(305)	$18,352	$18,047

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited)

	For the year ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$63,166	$57,905	$58,234	$59,925
Interest expense	10,341	5,296	4,710	3,905
Net interest income	52,825	52,609	53,524	56,020
Provision for loan and lease losses	14,455	15,518	15,740	10,236
Net interest income after provision for loan and lease losses	38,370	37,091	37,784	45,784
Non-interest income	9,307	12,829	22,234	17,690
Non-interest expense	43,661	37,053	41,687	47,021
Income before provision for income taxes	4,016	12,867	18,331	16,453
Provision for income taxes	1,050	3,728	5,260	4,162
Net income	2,966	9,139	13,071	12,291
Dividends on preferred shares	196	195	196	196
Income available to common stockholders	$2,770	$8,944	$12,875	$12,095
Basic earnings per common share	$0.07	$0.24	$0.34	$0.32
Diluted earnings per common share	$0.07	$0.24	$0.34	$0.31

	For the year ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$61,110	$66,760	$71,029	$65,915
Interest expense	11,025	12,312	13,191	12,001
Net interest income	50,085	54,448	57,838	53,914
Provision for loan and lease losses	3,999	6,391	5,931	4,387
Net interest income after provision for loan and lease losses	46,086	48,057	51,907	49,527
Non-interest income	11,975	14,294	14,737	14,542
Non-interest expense	40,666	44,065	45,379	43,720
Income before provision for income taxes	17,395	18,286	21,265	20,349
Provision for income taxes	4,798	5,075	5,923	4,497
Net income	12,597	13,211	15,342	15,852
Dividends on preferred shares	196	195	196	196
Income available to common stockholders	$12,401	$13,016	$15,146	$15,656
Basic earnings per common share	$0.34	$0.35	$0.40	$0.41
Diluted earnings per common share	$0.34	$0.34	$0.39	$0.41

The Company recorded net income of $13.2 million, or $0.35 per common share, for the second quarter of 2019. The Company’s net interest income before provision for loan losses was $54.4 million. On April 30, 2019, the Company acquired the assets and assumed the liabilities of Oak Park River Forest. Revenue and expenses of the acquired company since the acquisition were included in the Company’s operating results.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the specified criteria.

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

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

Stockholder Nominating Procedures:  The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Audit Committee: Information regarding our Audit Committee and Audit Committee Financial Expert is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

On January 28, 2021, the Board of Directors of the Company approved certain changes to the Company’s management team. Effective February 12, 2021, Mr. Roberto R. Herencia, Chairman of the Board of the Company and Byline Bank, became executive Chairman and assumed the additional role of Chief Executive Officer of the Company. Mr. Alberto J. Paracchini continues in his roles as President and Chief Executive Officer and a director of Byline Bank, and as President and a director of the Company. The changes are intended to accelerate and support the execution of the Company’s strategic plan, specifically its growth strategy, as a leading commercial banking franchise in the Chicago MSA.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2020, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	383,539	N/A	1,001,731
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	1,390,579	$11.36	—
First Evanston Option Exchange	233,630	$11.52	—
Total	2,007,748		1,001,731

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

See Index to Consolidated Financial Statements on page 72

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

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Act of 1934

10.1

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.2	Employment Agreement with Lindsay Corby (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 8,2019 and incorporated herein by reference)†

10.3

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.4

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement  (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.5

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.6

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

10.8

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.9

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q  (File No. 001-38139) filed on August 13, 2018 and incorporated herein by reference)†

10.10	Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)†

10.11

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.12

First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 15, 2020 and incorporated herein by reference)

10.13	Employment Agreement with Roberto R. Herencia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on February 22, 2021 and incorporated herein by reference)†

21.1	Subsidiaries of Byline Bancorp, Inc.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial information from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2020, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File – the cover page XBRL taxes are embedded within the Inline XBRL document

†	Indicates a management contract or compensatory plan.
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

BYLINE BANCORP, INC.

Date: March 4, 2021	By:	/s/ Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roberto R. Herencia and Lindsay Corby, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	March 4, 2021
Roberto R. Herencia

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 4, 2021
Lindsay Corby

/s/ Alberto J. Paracchini	Director and President	March 4, 2021
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	March 4, 2021
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	March 4, 2021
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	March 4, 2021
Steven P. Kent

/s/ William G. Kistner	Director	March 4, 2021
William G. Kistner

/s/ Antonio del Valle Perochena	Director	March 4, 2021
Antonio del Valle Perochena

/s/ Steven M. Rull	Director	March 4, 2021
Steven M. Rull

/s/ Robert R. Yohanan	Director	March 4, 2021
Robert R. Yohanan