Form 10-Q
period 2021-03-31
BYLINE BANCORP, INC.
filed 2021-05-07
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 38,629,513 shares outstanding as of May 5, 2021

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$47,101	$41,432
Interest bearing deposits with other banks	66,038	41,988
Cash and cash equivalents	113,139	83,420
Equity and other securities, at fair value	8,557	8,764
Securities available-for-sale, at fair value	1,675,907	1,447,230
Securities held-to-maturity, at amortized cost (fair value at March 31, 2021—$4,066, December 31, 2020 —$4,573)	3,892	4,395
Restricted stock, at cost	19,057	10,507
Loans held for sale	28,584	7,924
Loans and leases:
Loans and leases	4,454,620	4,340,535
Allowance for loan and lease losses	(65,590)	(66,347)
Net loans and leases	4,389,030	4,274,188
Servicing assets, at fair value	22,140	22,042
Premises and equipment, net	85,182	86,728
Other real estate owned, net	5,952	6,350
Goodwill and other intangible assets, net	170,882	172,631
Bank-owned life insurance	60,258	10,009
Deferred tax assets, net	48,662	40,181
Accrued interest receivable and other assets	118,883	216,283
Total assets	$6,750,125	$6,390,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,015,643	$1,762,676
Interest-bearing deposits	3,008,897	2,989,355
Total deposits	5,024,540	4,752,031
Other borrowings	749,719	647,901
Subordinated notes, net	73,386	73,342
Junior subordinated debentures issued to capital trusts, net	36,565	36,451
Accrued interest payable and other liabilities	72,120	75,463
Total liabilities	5,956,330	5,585,188
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	385	384
Additional paid-in capital	589,209	587,165
Retained earnings	210,385	191,098
Treasury stock, at cost	(8,275)	(1,668)
Accumulated other comprehensive income (loss), net of tax	(8,347)	18,047
Total stockholders’ equity	793,795	805,464
Total liabilities and stockholders’ equity	$6,750,125	$6,390,652

	March 31, 2021		December 31, 2020
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	39,106,222	10,438	38,736,540
Shares outstanding	10,438	38,641,851	10,438	38,618,054
Treasury shares	—	464,371	—	118,486

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$53,808	$54,158
Interest on securities	6,089	8,016
Other interest and dividend income	262	992
Total interest and dividend income	60,159	63,166
INTEREST EXPENSE
Deposits	1,421	7,804
Other borrowings	502	1,897
Subordinated notes and debentures	1,596	640
Total interest expense	3,519	10,341
Net interest income	56,640	52,825
PROVISION FOR LOAN AND LEASE LOSSES	4,367	14,455
Net interest income after provision for loan and lease losses	52,273	38,370
NON-INTEREST INCOME
Fees and service charges on deposits	1,664	1,673
Loan servicing revenue	2,769	2,758
Loan servicing asset revaluation	(1,505)	(3,064)
ATM and interchange fees	1,012	1,216
Net gains on sales of securities available-for-sale	1,462	1,375
Change in fair value of equity securities, net	(206)	(619)
Net gains on sales of loans	8,319	4,773
Wealth management and trust income	768	669
Other non-interest income	1,459	526
Total non-interest income	15,742	9,307
NON-INTEREST EXPENSE
Salaries and employee benefits	21,806	24,666
Occupancy and equipment expense, net	5,779	5,524
Loan and lease related expenses	951	1,318
Legal, audit and other professional fees	2,214	2,334
Data processing	2,755	2,665
Net loss recognized on other real estate owned and other related expenses	621	519
Other intangible assets amortization expense	1,749	1,893
Other non-interest expense	2,967	4,742
Total non-interest expense	38,842	43,661
INCOME BEFORE PROVISION FOR INCOME TAXES	29,173	4,016
PROVISION FOR INCOME TAXES	7,375	1,050
NET INCOME	21,798	2,966
Dividends on preferred shares	196	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$21,602	$2,770
EARNINGS PER COMMON SHARE
Basic	$0.57	$0.07
Diluted	$0.56	$0.07

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Net income	$21,798	$2,966
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(40,131)	16,665
Reclassification adjustments for net gains included in net income	(1,462)	(1,375)
Tax effect	11,582	(4,258)
Net of tax	(30,011)	11,032
Cash flow hedges
Unrealized holding gains arising during the period	4,992	—
Reclassification adjustments for net losses included in net income	21	21
Tax effect	(1,396)	(5)
Net of tax	3,617	16
Total other comprehensive income (loss)	(26,394)	11,048
Comprehensive income (loss)	$(4,596)	$14,014

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$—	$(700)	$750,115
Net income	—	—	—	—	—	2,966	—	—	2,966
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11,048	11,048
Issuance of common stock upon exercise of stock options	—	—	55,402	1	676	—	—	—	677
Restricted stock activity	—	—	174,036	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	15,569	—	268	—	—	—	268
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,151)	—	—	(1,151)
Repurchase of common stock	—	—	(118,486)	—	—	—	(1,668)	—	(1,668)
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Balance, March 31, 2020	10,438	$10,438	38,383,021	$380	$582,517	$160,652	$(1,668)	$10,348	$762,667
Net income	—	—	—	—	—	9,139	—	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9,685	9,685
Issuance of common stock upon exercise of stock options	—	—	5,196	—	56	—	—	—	56
Restricted stock activity	—	—	—	1	(1)	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,152)	—	—	(1,152)
Share-based compensation expense	—	—	—	—	735	—	—	—	735
Balance, June 30, 2020	10,438	$10,438	38,388,217	$381	$583,307	$168,444	$(1,668)	$20,033	$780,935
Net income	—	—	—	—	—	13,071	—	—	13,071
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(709)	(709)
Issuance of common stock upon exercise of stock options	—	—	165,375	1	1,814	—	—	—	1,815
Restricted stock activity	—	—	(5,886)	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	21,210	1	268	—	—	—	269
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,157)	—	—	(1,157)
Share-based compensation expense	—	—	—	—	668	—	—	—	668
Balance, September 30, 2020	10,438	$10,438	38,568,916	$383	$586,057	$180,162	$(1,668)	$19,324	$794,696
Net income	—	—	—	—	—	12,291	—	—	12,291
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,277)	(1,277)
Issuance of common stock upon exercise of stock options	—	—	49,138	1	540	—	—	—	541
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,159)	—	—	(1,159)
Share-based compensation expense	—	—	—	—	568	—	—	—	568
Balance, December 31, 2020	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021

(UNAUDITED)

					Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2021	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	21,798	—	—	21,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,394)	(26,394)
Issuance of common stock upon exercise of stock options	—	—	55,908	1	750	—	—	—	751
Restricted stock activity	—	—	274,739	—	—	—	(244)	—	(244)
Issuance of common stock in connection with employee stock purchase plan	—	—	25,894	—	515	—	—	—	515
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,315)	—	—	(2,315)
Repurchase of common stock	—	—	(332,744)	—	—	—	(6,363)	—	(6,363)
Share-based compensation expense	—	—	—	—	779	—	—	—	779
Balance, March 31, 2021	10,438	$10,438	38,641,851	$385	$589,209	$210,385	$(8,275)	$(8,347)	$793,795

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,798	$2,966
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	4,367	14,455
Impairment loss on assets held for sale	604	715
Depreciation and amortization of premises and equipment	1,557	1,600
Net amortization of securities	2,439	850
Net change in fair value of equity securities, net	206	619
Net gains on sales of securities available-for-sale	(1,462)	(1,375)
Net losses (gains) on sales and valuation adjustments of premises and equipment	(88)	134
Net gains on sales of loans	(8,319)	(4,773)
Originations of U.S. government guaranteed loans	(95,563)	(63,256)
Proceeds from U.S. government guaranteed loans sold	88,489	53,461
Accretion of premiums and discounts on acquired loans, net	(1,968)	(3,671)
Net change in servicing assets	(98)	1,671
Net losses on sales and valuation adjustments of other real estate owned	464	381
Net amortization of other acquisition accounting adjustments	1,732	1,874
Amortization of subordinated debt issuance cost	44	—
Accretion of junior subordinated debentures discount	114	128
Share-based compensation expense	779	608
Deferred tax provision (benefit), net of valuation	1,705	207
Increase in cash surrender value of bank owned life insurance	(249)	(148)
Changes in assets and liabilities:
Accrued interest receivable and other assets	12,292	11,392
Accrued interest payable and other liabilities	(13,843)	8,004
Net cash provided by operating activities	15,000	25,842
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(487,027)	(242,685)
Proceeds from maturities and calls of securities available-for-sale	14,596	66,585
Proceeds from paydowns of securities available-for-sale	112,038	33,410
Proceeds from sales of securities available-for-sale	183,413	45,417
Proceeds from maturities and calls of securities held-to-maturity	500	—
Purchases of Federal Home Loan Bank stock, net	(8,550)	(2,070)
Net change in loans and leases	(117,788)	(76,141)
Purchases of premises and equipment	(477)	(2,040)
Proceeds from sales of premises and equipment	296	—
Proceeds from sales of assets held for sale	832	—
Proceeds from sales of other real estate owned	370	264
Investment in bank owned life insurance	(50,000)	—
Proceeds from bank owned life insurance death benefit	—	69
Net cash used in investing activities	(351,797)	(177,191)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$272,526	$91,278
Proceeds from short-term borrowings	4,696,000	2,836,800
Repayments of short-term borrowings	(4,601,000)	(2,741,800)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPFL) advances	132,410	—
Repayments of PPPLF advances	(116,670)	—
Net increase (decrease) in securities sold under agreements to repurchase	(8,922)	6,009
Dividends paid on preferred stock	(196)	(196)
Dividends paid on common stock	(2,293)	(1,137)
Proceeds from issuance of common stock	1,024	945
Repurchases of common stock	(6,363)	(1,668)
Net cash provided by financing activities	366,516	190,231
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,719	38,882
CASH AND CASH EQUIVALENTS, beginning of period	83,420	80,737
CASH AND CASH EQUIVALENTS, end of period	$113,139	$119,619
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,568	$11,784
Cash paid during the period for taxes	$179	$51
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common dividend declared, not paid	$22	$1,162

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2020, 2019, and 2018.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adopted Accounting Pronouncement

Leases (Topic 842)— On January 1, 2021, the Company adopted ASU No. 2016-02 Leases and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. We adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

•	Carry over of historical lease determination and lease classification conclusions
•	Carry over of historical initial direct cost balances for existing leases
•	Option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. lease terms of twelve months or less)
•	Use of hindsight in determining the lease term and right-of-use assets
•	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $10.5 million and operating lease liabilities of $11.7 million as of January 1, 2021. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. This guidance also applies to the Company’s investment in direct financing leases, which are included in loans, but did not have a material impact. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Operations. Prior periods were not restated and continue to be presented under legacy GAAP. Refer to Note 8—Leases for further details.

Issued Accounting Pronouncements Pending Adoption

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as a public business entity. Assuming the Company remains an emerging growth company, the new authoritative guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is in the process of implementation and determining the impact that this ASU will have on the Company’s Consolidated Financial Statements.

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

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$13,475	$243	$—	$13,718
U.S. Government agencies	142,134	721	(3,270)	139,585
Obligations of states, municipalities, and political subdivisions	102,966	3,854	(292)	106,528
Residential mortgage-backed securities
Agency	985,375	4,802	(19,085)	971,092
Non-agency	68,562	149	(761)	67,950
Commercial mortgage-backed securities
Agency	269,997	4,009	(4,795)	269,211
Corporate securities	61,018	1,602	(68)	62,552
Asset-backed securities	45,188	83	—	45,271
Total	$1,688,715	$15,463	$(28,271)	$1,675,907

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,892	$174	$—	$4,066
Total	$3,892	$174	$—	$4,066

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$23,468	$344	$—	$23,812
U.S. Government agencies	113,088	600	(137)	113,551
Obligations of states, municipalities, and political subdivisions	135,513	6,991	(85)	142,419
Residential mortgage-backed securities
Agency	764,951	13,645	(205)	778,391
Non-agency	32,654	332	(5)	32,981
Commercial mortgage-backed securities
Agency	244,496	6,046	(390)	250,152
Corporate securities	59,020	1,850	(102)	60,768
Asset-backed securities	45,255	26	(125)	45,156
Total	$1,418,445	$29,834	$(1,049)	$1,447,230

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,395	$178	$—	$4,573
Total	$4,395	$178	$—	$4,573

The Company did not classify securities as trading during the three months ended March 31, 2021 or during 2020.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	13	$106,908	$(3,270)	$—	$—	$106,908	$(3,270)
Obligations of states, municipalities and political subdivisions	8	13,689	(292)	—	—	13,689	(292)
Residential mortgage-backed securities
Agency	59	781,666	(19,074)	439	(11)	782,105	(19,085)
Non-agency	4	28,484	(761)	—	—	28,484	(761)
Commercial mortgage-backed securities
Agency	20	106,172	(4,795)	—	—	106,172	(4,795)
Corporate securities	4	8,470	(68)	—	—	8,470	(68)
Total	108	$1,045,389	$(28,260)	$439	$(11)	$1,045,828	$(28,271)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$30,639	$(137)	$—	$—	$30,639	$(137)
Obligations of states, municipalities and political subdivisions	2	210	(85)	—	—	210	(85)
Residential mortgage-backed securities
Agency	8	45,253	(198)	472	(7)	45,725	(205)
Non-agency	2	3,963	(5)	—	—	3,963	(5)
Commercial mortgage-backed securities
Agency	8	55,554	(390)	—	—	55,554	(390)
Corporate securities	6	10,916	(102)	—	—	10,916	(102)
Asset-backed securities	6	24,436	(99)	4,952	(26)	29,388	(125)
Total	37	$170,971	$(1,016)	$5,424	$(33)	$176,395	$(1,049)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 108 securities available-for-sale with unrealized losses at March 31, 2021. There were no securities held-to-maturity with unrealized losses at March 31, 2021. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three months ended March 31, 2021 and 2020 are listed below:

	For the Three Months Ended
	March 31,
	2021	2020
Proceeds	$89,301	$45,417
Gross gains	1,626	1,457
Gross losses	164	82

There were $1.4 million in net gains reclassified from accumulated other comprehensive income into earnings for each of the three months ended March 31, 2021, and 2020, respectively.

Securities posted as collateral were $386.7 million and $731.8 million at March 31, 2021 and December 31, 2020, respectively, of which carrying amounts of $386.7 million and $323.9 million were pledged at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $310.9 million and $245.1 million, respectively, and for customer repurchase agreements of $59.6 million and $64.1 million, respectively. At March 31, 2021 and December 31, 2020, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2021, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$21,786	$22,111
Due from one to five years	34,665	35,947
Due from five to ten years	212,875	213,519
Due after ten years	95,455	96,077
Mortgage-backed securities	1,323,934	1,308,253
Total	$1,688,715	$1,675,907
Held-to-maturity
Due from one to five years	3,892	4,066
Total	$3,892	$4,066

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2021	2020
Commercial real estate	$1,428,875	$1,416,731
Residential real estate	544,741	569,387
Construction, land development, and other land	241,809	231,602
Commercial and industrial	1,362,741	1,372,452
Paycheck Protection Program	631,170	527,044
Installment and other	1,568	1,942
Lease financing receivables	250,439	223,295
Total loans and leases	4,461,343	4,342,453
Net unamortized deferred fees and costs	(10,615)	(5,764)
Initial direct costs	3,892	3,846
Allowance for loan and lease losses	(65,590)	(66,347)
Net loans and leases	$4,389,030	$4,274,188

	March 31,	December 31,
	2021	2020
Lease financing receivables
Net minimum lease payments	$259,178	$234,472
Unguaranteed residual values	12,467	8,690
Unearned income	(21,206)	(19,867)
Total lease financing receivables	250,439	223,295
Initial direct costs	3,892	3,846
Lease financial receivables before allowance for lease losses	$254,331	$227,141

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At March 31, 2021 and December 31, 2020, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $760.6 million and $635.0 million, respectively. At March 31, 2021 and December 31, 2020, the discount on the unguaranteed portion of U.S. government guaranteed loans was $28.5 million and $28.3 million, respectively, which are included in total loans and leases. At March 31, 2021 and December 31, 2020, installment and other loans included overdraft deposits of $391,000 and $496,000, respectively, which were reclassified as loans. At March 31, 2021 and December 31, 2020, loans and leases and loans held for sale pledged as security for borrowings were $2.2 billion and $2.3 billion, respectively.

The minimum annual lease payments for lease financing receivables as of March 31, 2021 are summarized as follows:

Minimum Lease Payments
2021	$68,542
2022	77,452
2023	56,185
2024	34,356
2025	19,047
Thereafter	3,596
Total	$259,178

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2021 and December 31, 2020:

March 31, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,064,151	$96,059	$271,458	$1,431,668
Residential real estate	399,958	74,283	71,038	545,279
Construction, land development, and other land	238,122	1,992	210	240,324
Commercial and industrial	1,285,759	8,842	69,795	1,364,396
Paycheck Protection Program	617,006	—	—	617,006
Installment and other	1,094	191	331	1,616
Lease financing receivables	243,399	—	10,932	254,331
Total loans and leases	$3,849,489	$181,367	$423,764	$4,454,620

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,017,587	$108,484	$295,599	$1,421,670
Residential real estate	414,220	78,840	79,211	572,271
Construction, land development, and other land	226,408	4,113	212	230,733
Commercial and industrial	1,276,527	10,178	82,195	1,368,900
Paycheck Protection Program	517,815	—	—	517,815
Installment and other	1,267	202	536	2,005
Lease financing receivables	214,636	—	12,505	227,141
Total loans and leases	$3,668,460	$201,817	$470,258	$4,340,535

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $4.2 million and $6.5 million, at March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$138,823	$96,059	$154,233	$108,484
Residential real estate	121,084	74,283	126,086	78,840
Construction, land development, and other land	9,581	1,992	12,677	4,113
Commercial and industrial	14,050	8,842	15,925	10,178
Installment and other	890	191	917	202
Total acquired impaired loans	$284,428	$181,367	$309,838	$201,817

The following table summarizes the changes in accretable yield for acquired impaired loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$27,696	$40,009
Accretion to interest income	(3,707)	(5,205)
Reclassification from nonaccretable difference, net	1,273	2,233
Ending balance	$25,262	$37,037

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$277,282	$271,458	$302,091	$295,599
Residential real estate	71,838	71,038	80,104	79,211
Construction, land development, and other land	276	210	278	212
Commercial and industrial	72,122	69,795	84,608	82,195
Installment and other	344	331	553	536
Lease financing receivables	12,301	10,932	13,978	12,505
Total acquired non-impaired loans and leases	$434,163	$423,764	$481,612	$470,258

Note 5—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2021 and 2020 are as follows:

March 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provisions (release)	2,606	(302)	(241)	1,947	—	(3)	360	4,367
Charge-offs	(1,877)	(11)	(326)	(2,888)	—	—	(364)	(5,466)
Recoveries	185	4	—	60	—	—	93	342
Ending balance	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Ending balance:
Individually evaluated for impairment	$7,409	$101	$—	$18,824	$—	$—	$—	$26,334
Collectively evaluated for impairment	10,881	1,460	780	20,066	—	12	1,902	35,101
Loans acquired with deteriorated credit quality	2,208	530	5	1,412	—	—	—	4,155
Total allowance for loan and lease losses	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$54,421	$1,709	$—	$43,306	$—	$—	$—	$99,436
Collectively evaluated for impairment	1,281,188	469,287	238,332	1,312,248	617,006	1,425	254,331	4,173,817
Loans acquired with deteriorated credit quality	96,059	74,283	1,992	8,842	—	191	—	181,367
Total loans and leases	$1,431,668	$545,279	$240,324	$1,364,396	$617,006	$1,616	$254,331	$4,454,620

March 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provisions	4,422	784	394	8,546	3	306	14,455
Charge-offs	(552)	(5)	—	(3,958)	—	(457)	(4,972)
Recoveries	16	9	—	174	—	222	421
Ending balance	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Ending balance:
Individually evaluated for impairment	$3,634	$92	$—	$9,709	$—	$—	$13,435
Collectively evaluated for impairment	6,115	1,685	915	13,320	53	2,015	24,103
Loans acquired with deteriorated credit quality	2,102	1,001	89	1,110	—	—	4,302
Total allowance for loan and lease losses	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840

March 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$32,974	$1,960	$2,577	$43,926	$—	$—	$81,437
Collectively evaluated for impairment	1,134,090	597,839	269,908	1,354,825	5,485	173,247	3,535,394
Loans acquired with deteriorated credit quality	127,895	94,198	5,291	15,808	236	—	243,428
Total loans and leases	$1,294,959	$693,997	$277,776	$1,414,559	$5,721	$173,247	$3,860,259

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company decreased the allowance for loan and lease losses by $757,000 for the three months ended March 31, 2021 and increased it by $9.9 million for the three months ended March 31, 2020. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $2.3 million and increased the allowance for loan and lease losses by $1.5 million for the three months ended March 31, 2021, and 2020 respectively.

For loans individually evaluated for impairment, the Company increased the allowance for loan and lease losses by $2.4 million for the three months ended March 31, 2021, and by $2.7 million for the three months ended March 31, 2020. For loans collectively evaluated for impairment, the Company decreased the allowance for loan and lease losses by $824,000 for the three months ended March 31, 2021, and increased the allowance for loan and lease losses by $5.6 million for the three months ended March 31, 2020, respectively.

An allowance for loan and lease loss allocation has not been made for Paycheck Protection Program (“PPP”) loans as the loans have a 100% SBA guarantee. On a quarterly basis, the Company assesses the collectability of its government guarantee using historical experience.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of March 31, 2021 and December 31, 2020, which exclude acquired impaired loans.  For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$28,685	$30,853	$—
Residential real estate	1,496	1,609	—
Commercial and industrial	13,585	16,218	—
With an allowance recorded
Commercial real estate	25,736	27,275	7,409
Residential real estate	213	215	101
Commercial and industrial	29,721	32,389	18,824
Total impaired loans	$99,436	$108,559	$26,334

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—
Residential real estate	1,558	1,644	—
Commercial and industrial	17,944	19,917	—
With an allowance recorded
Commercial real estate	13,696	14,919	5,034
Residential real estate	272	274	78
Commercial and industrial	29,412	32,018	18,848
Total impaired loans	$95,355	$103,564	$23,960

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the three months ended:

March 31, 2021	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$34,961	$311
Residential real estate	3,080	18
Commercial and industrial	16,568	129
With an allowance recorded
Commercial real estate	22,178	161
Residential real estate	298	2
Commercial and industrial	31,089	273
Total impaired loans	$108,174	$894

March 31, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$18,728	$277
Residential real estate	1,221	—
Construction, land development, and other land	2,836	20
Commercial and industrial	14,368	105
With an allowance recorded
Commercial real estate	13,177	136
Residential real estate	771	14
Commercial and industrial	24,668	441
Total impaired loans	$75,769	$993

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of March 31, 2021 and December 31, 2020:

March 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,088,465	$444,196	$192,326	$1,074,221	$617,006	$1,333	$250,166	$3,667,713
Watch	142,956	22,937	46,006	195,166	—	92	45	407,202
Special Mention	49,714	1,702	—	41,025	—	—	2,370	94,811
Substandard	54,474	2,161	—	45,142	—	—	1,282	103,059
Doubtful	—	—	—	—	—	—	468	468
Loss	—	—	—	—	—	—	—	—
Total	$1,335,609	$470,996	$238,332	$1,355,554	$617,006	$1,425	$254,331	$4,273,253

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,064,623	$463,103	$180,458	$1,027,399	$517,815	$1,706	$222,818	$3,477,922
Watch	134,381	22,086	46,162	225,930	—	96	47	428,702
Special Mention	60,022	3,795	—	56,784	—	—	2,721	123,322
Substandard	54,160	4,447	—	48,609	—	1	955	108,172
Doubtful	—	—	—	—	—	—	600	600
Loss	—	—	—	—	—	—	—	—
Total	$1,313,186	$493,431	$226,620	$1,358,722	$517,815	$1,803	$227,141	$4,138,718

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at March 31, 2021 and December 31, 2020:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$17,629	$—	$—	$16,198	$33,827	$1,301,782	$1,335,609
Residential real estate	1,310	1,000	—	2,078	4,388	466,608	470,996
Construction, land development, and other land	1,760	—	—	—	1,760	236,572	238,332
Commercial and industrial	3,076	588	—	17,565	21,229	1,334,325	1,355,554
Paycheck Protection Program	—	—	—	—	—	617,006	617,006
Installment and other	—	—	—	—	—	1,425	1,425
Lease financing receivables	1,859	521	—	1,243	3,623	250,708	254,331
Total	$25,634	$2,109	$—	$37,084	$64,827	$4,208,426	$4,273,253

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$1,544	$4,194	$—	$15,969	$21,707	$1,291,479	$1,313,186
Residential real estate	1,686	—	—	1,929	3,615	489,816	493,431
Construction, land development, and other land	—	—	—	—	—	226,620	226,620
Commercial and industrial	4,521	1,290	—	21,936	27,747	1,330,975	1,358,722
Paycheck Protection Program	—	—	—	—	—	517,815	517,815
Installment and other	6	—	—	1	7	1,796	1,803
Lease financing receivables	996	376	—	1,268	2,640	224,501	227,141
Total	$8,753	$5,860	$—	$41,103	$55,716	$4,083,002	$4,138,718

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of March 31, 2021 and December 31, 2020:

March 31, 2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	9	$2,425	$2,425	$—	$205
Commercial and industrial	1	74	74	—	74
Residential real estate	3	220	220	—	—
Total accruing	13	2,719	2,719	—	279
Non-accruing:
Commercial real estate	5	2,274	1,911	363	414
Commercial and industrial	10	3,837	3,674	163	1,750
Total non-accruing	15	6,111	5,585	526	2,164
Total troubled debt restructurings	28	$8,830	$8,304	$526	$2,443

December 31, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate	4	1,609	1,362	247	102
Commercial and industrial	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441

In addition, there was no commitment outstanding on troubled debt restructurings at March 31, 2021 or December 31, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2021 and 2020 were:

	Three Months Ended
	March 31,
	2021	2020
Accruing:
Beginning balance	$2,495	$1,771
Additions	281	—
Net payments	(57)	(46)
Net transfers from non-accrual	—	—
Ending balance	2,719	1,725
Non-accruing:
Beginning balance	5,650	8,800
Additions	673	4,258
Net payments	(343)	(941)
Charge-offs	(395)	—
Net transfers to accrual	—	—
Ending balance	5,585	12,117
Total troubled debt restructurings	$8,304	$13,842

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2021, or 2020, respectively.

At March 31, 2021 and December 31, 2020, the reserve for unfunded commitments was $1.8 million and $1.9 million, respectively. During the three months ended March 31, 2021, there was a release for unfunded commitments of $120,000. During the three months ended March 31, 2020, the provision for unfunded commitments was $198,000. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$22,042	$19,471
Additions, net	1,603	1,393
Changes in fair value	(1,505)	(3,064)
Ending balance	$22,140	$17,800

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Loan portfolios serviced for:
SBA guaranteed loans	$1,422,478	$1,395,713
USDA guaranteed loans	146,512	135,543
Total	$1,568,990	$1,531,256

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loan servicing revenue totaled $2.8 million for each of the three months ended March 31, 2021 and 2020, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation of $1.5 million and $3.1 million for three months ended March 31, 2021 and 2020, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$6,350	$9,896
Net additions to OREO	436	22
Proceeds from sales of OREO	(370)	(264)
Gains on sales of OREO	28	82
Valuation adjustments	(492)	(463)
Ending balance	$5,952	$9,273

At March 31, 2021 and December 31, 2020, the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2.9 million and $3.3 million, respectively.

There were no internally financed sales of OREO for the three months ended March 31, 2021 or 2020.

Note 8—Leases

The Company enters into leases in the normal course of business primarily for its banking facilities and branches. The Company’s operating leases have varying maturity dates through year end 2042, some of which include renewal or termination options to extend the lease. In addition, the Company leases or subleases real estate to third parties. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.

Leases are classified at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of March 31, 2021:

	Balance Sheet Line Item	March 31, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$9,672
Operating lease liability	Accrued interest payable and other liabilities	12,273

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At March 31, 2021, the weighted-average discount rate of operating leases was 0.76% and the weighted average remaining life of operating leases was 6.1 years.

The future minimum lease payments for operating leases, subsequent to March 31, 2021, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2021	$2,958
2022	3,024
2023	1,731
2024	1,490
2025	777
Thereafter	2,865
Total undiscounted lease payments	12,845
Less: imputed interest	(572)
Net lease liabilities	$12,273

The Company’s rental expenses for the three months ended March 31, 2021 and 2020 were $1.4 million and $1.7 million, respectively.  For the three months ended March 31, 2021 and 2020, the Company received $154,000 and $182,000, respectively, in sublease income.  The total amount of minimum rentals to be received in the future on these subleases is approximately $812,000, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791
Amortization	—	(1,683)	(66)	—	(1,826)	(67)
Ending balance	$148,353	$20,126	$2,403	$148,353	$27,285	$2,724
Accumulated amortization	N/A	$33,340	$813	N/A	$28,181	$492
Weighted average remaining amortization period	N/A	5.4 Years	9.0 Years	N/A	6.3 Years	10.2 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2021:

Estimated Amortization
2021	$5,249
2022	6,426
2023	4,371
2024	2,286
2025	1,721
Thereafter	2,476
Total	$22,529

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2021 and 2020 was 25.3% and 26.1%, respectively. The Company recorded discrete income tax benefit of $28,000 and $69,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2021 and 2020, respectively.

Net deferred tax assets increased to $48.7 million at March 31, 2021 compared to $40.2 million at December 31, 2020. The net increase in the total net deferred tax assets recorded as of March 31, 2021 was a result of unrealized losses on available-for-sale securities partially offset by decreases in net operating losses and tax credits.

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Non-interest-bearing demand deposits	$2,015,643	$1,762,676
Interest-bearing checking accounts	567,660	494,424
Money market demand accounts	1,075,330	1,142,709
Other savings	600,725	564,700
Time deposits (below $250,000)	579,682	600,810
Time deposits ($250,000 and above)	185,500	186,712
Total deposits	$5,024,540	$4,752,031

Time deposits of $250,000 or more included $35.4 million and $35.0 million of brokered deposits at March 31, 2021 and December 31, 2020, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Paycheck Protection Program Liquidity Facility	$387,647	$371,907
Federal Home Loan Bank advances	329,000	234,000
Securities sold under agreements to repurchase	33,072	41,994
Line of credit	—	—
Total	$749,719	$647,901

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of March 31, 2021, the PPPLF balance was $387.6 million with an interest rate of 0.35% with various maturity dates from April 2022 to January 2026.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System.  As of March 31, 2021 and December 31, 2020, there were no outstanding advances under the Federal Reserve Bank discount window line.

At March 31, 2021, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $329.0 million, with interest rates ranging from 0.00% to 0.22% and maturities ranging from April 2021 to May 2021. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 3—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2021 and December 31, 2020, the line of credit had no outstanding balance. On October 9, 2020, the Company extended the maturity of the credit facility to October 8, 2021.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents short-term credit lines available for use as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Federal Home Loan Bank line	$1,883,967	$2,016,212
Federal Reserve Bank of Chicago discount window line	885,510	874,677
Available federal funds lines	115,000	115,000

Note 13—Subordinated Notes and Junior Subordinated Debentures

In 2020, the Company issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

As of March 31, 2021, the net liability outstanding of the subordinated notes was $73.4 million The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required.  The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At March 31, 2021 and December 31, 2020, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2021	Aggregate Principal Amount December 31, 2020	Stated Maturity	Contractual Rate at March 31, 2021	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	2.97%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	1.96%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(8,435)	(8,549)
Total liability, at carrying value	$36,565	$36,451

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (2.97% and 3.02% at March 31, 2021 and December 31, 2020, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $45,000 as of March 31, 2021 and December 31, 2020, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (1.96% and 2.00% at March 31, 2021 and December 31, 2020, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $9,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Operating lease commitments—Refer to Note 8—Lease for discussion of operating lease commitments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$124,817	$1,380,797	$1,505,614	$106,183	$1,261,872	$1,368,055
Letters of credit	652	58,974	59,626	652	58,120	58,772
Total	$125,469	$1,439,771	$1,565,240	$106,835	$1,319,992	$1,426,827

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2021 and 2020, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
March 31, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$13,718	$13,718	$—	$—
U.S. Government agencies	139,585	—	139,585	—
Obligations of states, municipalities, and political subdivisions	106,528	—	106,528	—
Mortgage-backed securities; residential
Agency	971,092	—	971,092	—
Non-Agency	67,950	—	67,950	—
Mortgage-backed securities; commercial
Agency	269,211	—	269,211	—
Corporate securities	62,552	—	62,552	—
Asset-backed securities	45,271	—	45,271	—
Equity and other securities, at fair value
Mutual funds	2,939	2,939	—	—
Equity securities	5,618	—	4,932	686
Servicing assets	22,140	—	—	22,140
Derivative assets	16,949	—	16,949	—
Financial liabilities
Derivative liabilities	12,380	—	12,380	—

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$23,812	$23,812	$—	$—
U.S. Government agencies	113,551	—	113,551	—
Obligations of states, municipalities, and political subdivisions	142,419	—	142,419
Mortgage-backed securities; residential
Agency	778,391	—	778,391	—
Non-Agency	32,981	—	32,981	—
Mortgage-backed securities; commercial
Agency	250,152	—	250,152	—
Corporate securities	60,768	—	60,768	—
Asset-backed securities	45,156	—	45,156	—
Equity and other securities, at fair value
Mutual funds	2,983	2,983	—	—
Equity securities	5,781	—	5,096	685
Servicing assets	22,042	—	—	22,042
Derivative assets	17,149	—	17,149	—
Financial liabilities
Derivative liabilities	18,133	—	18,133	—

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2021	2020	2021	2020
	Investment Securities		Servicing Assets
Balance, beginning of period	$685	$700	$22,042	$19,471
Additions, net	—	—	1,603	1,393
Change in fair value	1	(20)	(1,505)	(3,064)
Balance, end of period	$686	$680	$22,140	$17,800

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2021:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.2% - 6.4%	4.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.1% - 31.6%	15.1%	Decrease
		Discount rate	0.7% - 49.9%	9.9%	Decrease
		Expected weighted average loan life	0.3 - 8.6 years	3.7 years	Increase

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

Assets held for sale—Assets held for sale consist of former branch locations and real estate previously purchased for expansion. Assets are considered held for sale when management has approved to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based on the lower of carrying value or its fair value, less estimated costs to sell. The Company records assets held for sale on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
March 31, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$47,012	$—	$—	$47,012
Residential real estate	1,608	—	—	1,608
Commercial and industrial	24,482	—	—	24,482
Assets held for sale	11,845	—	—	11,845
Other real estate owned	5,952	—	—	5,952

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$41,135	$—	$—	$41,135
Residential real estate	1,752	—	—	1,752
Commercial and industrial	28,508	—	—	28,508
Assets held for sale	13,023	—	—	13,023
Other real estate owned	6,350	—	—	6,350

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2021		2020
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$47,101	$47,101	$41,432	$41,432
Interest bearing deposits with other banks	2	66,038	66,038	41,988	41,988
Securities held-to-maturity	2	3,892	4,066	4,395	4,573
Other restricted stock	2	19,057	19,057	10,507	10,507
Loans held for sale	3	28,584	32,408	7,924	8,848
Loans and lease receivables, net (less impaired loans at fair value	3	4,315,928	4,315,239	4,202,793	4,205,906
Accrued interest receivable	3	21,765	21,765	20,678	20,678
Financial liabilities
Non-interest-bearing deposits	2	2,015,643	2,015,643	1,762,676	1,762,676
Interest-bearing deposits	2	3,008,897	3,009,901	2,989,355	2,990,735
Accrued interest payable	2	2,267	2,267	1,478	1,478
Paycheck Protection Program Liquidity Facility	2	387,647	387,647	371,907	371,907
Federal Home Loan Bank advances	2	329,000	329,000	234,000	234,000
Securities sold under repurchase agreement	2	33,072	33,072	41,994	41,994
Subordinated notes	2	73,386	75,832	73,342	76,627
Junior subordinated debentures	3	36,565	40,807	36,451	40,543

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$350,000	$4,992	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	381,169	11,957	(12,368)	383,410	17,149	(18,116)
Other credit derivatives	8,221	—	(12)	8,437	—	(17)
Total derivatives	$739,390	$16,949	$(12,380)	$391,847	$17,149	$(18,133)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $350.0 million as of March 31, 2021. There were no cash flow hedges outstanding at December 31, 2020. The Company assess the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2021, the cash flow hedges aggregating $350.0 million in notional amounts are comprised of four forward starting pay fixed interest rate swaps, of which one for $100.0 million is effective in March 2022; one for $50.0 million is effective in September 2022; and the remaining two totaling $200.0 million are effective in March 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $289,000 as of March 31, 2021 and $304,000 as of December 31, 2020. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $21,000 during the three months ended March 31, 2021, and 2020, respectively, and is reported as a component of interest expense on other borrowings. As of March 31, 2021, the Company estimates $347,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of March 31, 2021:

Notional amounts	$350,000
Derivative assets fair value	4,992
Derivative liabilities fair value	—
Weighted average pay rates	0.93%
Weighted average maturity	5.6 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2021			March 31, 2020
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as a Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$—	$(21)	$—	$—	$(21)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $381.2 million as of March 31, 2021 with maturities ranging from January 2022 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2021 and 2020, there were $42,000 and $506,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of March 31, 2021:

Notional amounts	$381,169
Derivative assets fair value	11,957
Derivative liabilities fair value	(12,368)
Weighted average pay rates	4.43%
Weighted average receive rates	2.29%
Weighted average maturity	5.7 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process.  The total notional amount was $8.2 million and $8.4 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Other interest rate derivatives	$556	$(723)
Other credit derivatives	5	(12)
Total	$561	$(735)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2021		December 31, 2020
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$16,949	$(12,380)	$17,149	$(18,133)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$16,949	$(12,380)	$17,149	$(18,133)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(3,979)	3,979	—	—
Collateral posted	(12,029)	8,401	(17,149)	18,133
Net credit exposure	$941	$—	$—	$—

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.4 million.  The Company has posted $8.6 collateral related to these agreements as of March 31, 2021.  If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $4.0 million of $8.4 million.  For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2021, there were 709,163 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

During 2021, the Company granted 293,587 shares of restricted common stock, par value $0.01 per share. Of this total, 104,609 restricted shares will vest ratably over four years on each anniversary of the grant date, 109,475 restricted shares will vest ratably on the last business day of 2021, 2022 and 2023, 38,279 restricted shares will vest ratably over three years on each anniversary of the grant date and 9,141 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the three months ended March 31, 2021:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2021	383,539	$18.75
Granted	293,587	19.17
Vested	(37,989)	17.52
Forfeited	(5,707)	22.36
Ending balance outstanding at March 31, 2021	633,430	$18.99

A total of 37,989 restricted shares vested during the three months ended March 31, 2021. A total of 113,264 restricted shares vested during the year ended December 31, 2020. The fair value of restricted shares that vested during the three months ended March 31, 2021 was $756,000.  The fair value of restricted shares that vested during the year ended December 31, 2020 was $1.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total share-based compensation - restricted stock	$783	$600
Income tax benefit	218	167
Unrecognized compensation expense	9,720	7,064
Weighted-average amortization period remaining	2.7 years	2.9 years

The fair value of the unvested restricted stock awards at March 31, 2021 was $13.4 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively; the Company did not grant any stock options during 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,370,579 shares remain outstanding under the BYB Plan at March 31, 2021.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at March 31, 2021.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2021:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	1,390,579	$11.36	$5,724	4.4
Exercised	(20,000)	16.25	$25
Expired	—
Ending balance outstanding at March 31, 2021	1,370,579	$11.29	$13,513	4.2
Exercisable at March 31, 2021	1,370,579	$11.29	$13,513	4.2

A total of 20,000 stock options were exercised during the three months ended March 31, 2021. During the three months ended March 31, 2021, proceeds from the exercise of stock options were $325,000 and related tax benefit was $7,000. A total of 19,496 stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2020, proceeds from the exercise of stock options were $253,000 and related tax benefit was $39,000. No stock options vested during the three months ended March 31, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total share-based compensation (benefit) - stock options	$—	$7
Income tax benefit (expense)	—	2
Unrecognized compensation expense - stock options	—	—
Weighted-average amortization period remaining	0.0 years	0.0 years

There are no unrecognized stock option compensation expenses as of March 31, 2021.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2021:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	233,630	$11.52	$918	3.3
Exercised	(35,908)	$11.84	$161
Expired	—
Ending balance outstanding at March 31, 2021	197,722	$11.46	$1,915	3.6
Exercisable at March 31, 2021	197,722	$11.46	$1,915	3.6

A total of 35,908 stock options were exercised during the three months ended March 31, 2021. During the three months ended March 31, 2021, proceeds from the exercise of stock options were $425,000 and related tax benefit was $45,000. A total of 255,615 stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2020, proceeds from the exercise of stock options were $2.8 million and related tax benefit was $219,000. No stock options vested during the three months ended March 31, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,568,301 and 1,865,842 shares of common stock were outstanding as of March 31, 2021 and 2020, respectively. There were 633,430 and 502,689 restricted stock awards outstanding at March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net income	$21,798	$2,966
Less: Dividends on preferred shares	196	196
Net income available to common stockholders	$21,602	$2,770
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	38,164,201	37,943,333
Incremental shares	751,281	720,325
Weighted-average common stock outstanding (dilutive)	38,915,482	38,663,658
Basic earnings per common share	$0.57	$0.07
Diluted earnings per common share	$0.56	$0.07

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,106,222	38,736,540
Shares outstanding	38,641,851	38,618,054
Treasury shares	464,371	118,486

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

For the three months ended March 31, 2021 and 2020, the Company declared and paid dividends on the Series B preferred stock of $196,000.

On December 10, 2020, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.2% of the Company’s outstanding common stock at December 31, 2020.  The program will be in effect until December 31, 2022 unless terminated earlier.

The Company purchased 332,744 shares at a cost of $6.4 million under this program during the three months ended March 31, 2021.  Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock.  Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. This program terminated on December 31, 2020. Under this stock repurchase program that terminated on December 31, 2020, the Company purchased 118,486 shares of the 1,250,000 total shares authorized for repurchase under that program during the three months ended March 31, 2020.

On January 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on February 23, 2021 to stockholders of record of the Company’s common stock as of February 9, 2021. During the first quarter of 2020, a $0.03 cash dividend was declared to common stockholders.

On April 27, 2021, the Company’s Board of Directors declared a cash dividend of $0.06 per share payable on May 25, 2021 to stockholders of record of the Company’s common stock as of May 11, 2021.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	16	11,032	11,048
Balance, March 31, 2020	$(350)	$10,698	$10,348

Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	3,617	(30,011)	(26,394)
Balance, March 31, 2021	$3,312	$(11,659)	$(8,347)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of Byline Bancorp, Inc.’s financial condition and results of operations and should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report. The words “the Company,” “we,” “Byline,” “management,” “our” and “us” refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise. In addition to historical information, this discussion contains forward looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward Looking Statements” and “Risk Factors”. Byline assumes no obligation to update any of these forward looking statements.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also provide trust and wealth management services to our customers In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended March 31, 2021. Additionally, we provide trust and wealth management services to our customers. As of March 31, 2021, we had consolidated total assets of $6.8 billion, total gross loans and leases outstanding of $4.5 billion, total deposits of $5.0 billion, and total stockholders’ equity of $793.8 million.

Response to COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has caused health and economic concerns in the United States and globally. In response to this economic disruption, federal and state governments enacted laws intending to stimulate the economy during this time, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”), from which the Paycheck Protection Program (the “PPP”) under the SBA was created. PPP loans originated before June 5, 2020 have a two-year term and bear an interest rate of 1.0%, however borrowers can request an extension to five years. PPP loans originated after June 5, 2020 have a five-year term and bear an interest rate of 1.0%.

As of March 31, 2021, over $501.2 million of PPP loans were in various stages of the SBA forgiveness process, with over $283.7 million approved for forgiveness by the SBA. As of April 26, 2021, we have received over 2,800 applications and approved the funding of $329.8 million during the second round of PPP. On May 4, 2021, the SBA announced that the second round of PPP funding had been exhausted and new applications are no longer being accepted. The following table presents net PPP as of March 31, 2021:

	PPP Loan Size
(dollars in thousands)	First Round	Second Round	Total
Principal outstanding	$323,686	$307,484	$631,170
Unearned processing fee	(5,447)	(13,330)	(18,777)
Deferred cost	1,366	3,247	4,613
PPP loans, net	$319,605	$297,401	$617,006
Number of loans	1,769	2,252	4,021

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic.  Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) January 1, 2022.  At March 31, 2021 we had $54.4 million in active COVID-19 related payment deferrals, or 1.31% of loans and leases, excluding PPP loans.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, that we filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021.

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

Servicing Assets.  Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2021, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2021, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 12 of the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2021, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2021	2020
Summary of Operations
Net interest income	$56,640	$52,825
Provision for loan and lease losses	4,367	14,455
Non-interest income	15,742	9,307
Non-interest expense	38,842	43,661
Income before provision for income taxes	29,173	4,016
Provision for income taxes	7,375	1,050
Net income	21,798	2,966
Dividends on preferred shares	196	196
Income available to common stockholders	$21,602	$2,770
Common Share Data
Basic earnings per common share	$0.57	$0.07
Diluted earnings per common share	$0.56	$0.07
Adjusted diluted earnings per share(1)(3)	$0.57	$0.09
Weighted-average common shares outstanding (basic)	38,164,201	37,943,333
Weighted-average common shares outstanding (diluted)	38,915,482	38,663,658
Common shares outstanding	38,641,851	38,383,021
Cash dividends per common share	$0.06	$0.03
Dividend payout ratio on common stock	10.71%	42.86%
Tangible book value per common share(1)	$15.85	$14.95
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.77%	4.17%
Average cost of deposits	0.12%	0.75%
Efficiency ratio(2)	51.25%	67.23%
Adjusted efficiency ratio(1)(2)(3)	50.41%	66.08%
Non-interest expense to average assets	2.39%	3.15%
Adjusted non-interest expense to average assets(1)(3)	2.35%	3.10%
Return on average stockholders' equity	10.96%	1.56%
Adjusted return on average stockholders' equity(1)(3)	11.18%	1.83%
Return on average assets	1.34%	0.21%
Adjusted return on average assets(1)(3)	1.37%	0.25%
Non-interest income to total revenues(1)	21.75%	14.98%
Pre-tax pre-provision return on average assets(1)	2.06%	1.33%
Adjusted pre-tax pre-provision return on average assets(1)	2.10%	1.39%
Return on average tangible common stockholders' equity(1)	14.86%	2.89%
Adjusted return on average tangible common stockholders' equity(1)(3)	15.15%	3.25%
Non-interest-bearing deposits to total deposits	40.12%	30.45%
Loans and leases held for sale and loans and leases held for investment to total deposits	89.23%	91.38%
Deposits to total liabilities	84.36%	85.25%
Deposits per branch	$109,229	$74,366
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.83%	1.27%
ALLL to total loans and leases held for investment	1.47%	1.08%
Net charge-offs to average total loans and leases held for investment	0.47%	0.48%
Acquisition accounting adjustments(4)	$10,424	$25,889
Capital Ratios
Common equity to total assets	11.61%	13.12%
Tangible common equity to tangible assets(1)	9.31%	10.33%
Leverage ratio	10.93%	11.18%
Common equity tier 1 capital ratio	12.09%	12.24%
Tier 1 capital ratio	13.20%	13.52%
Total capital ratio	15.96%	14.50%
(1)	Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(3)	Calculation excludes impairment charges on assets held for sale.
(4)	Represents the remaining net unaccreted discount as a result of applying the fair value acquisition accounting adjustment at the time of the business combination on acquired loans.

We reported consolidated net income of $21.8 million for the three months ended March 31, 2021 compared to net income of $3.0 million for the three months ended March 31, 2020, an increase of $18.8 million. The increase in net income was primarily attributable to a $10.1 million decrease in provision for loan and lease losses, a $3.8 million increase in net interest income, a $6.4 million increase in non-interest income, and a $4.8 million decrease in non-interest expense. These were offset by a $6.3 million increase in provision for income taxes.

The increase in net interest income during the three months ended March 31, 2021 was mainly a result of decreased cost of funds. The decrease in provision for loan and lease losses reflects specific impairment provided for non-performing loans as well as qualitative allocations to address the impact of the COVID-19 pandemic. The increase in non-interest income was principally driven by an increase in net gains on sale of loans and a reduction in downward revaluation adjustments to the servicing asset. The decrease in non-interest expense was mostly due to a decrease in salaries and employee benefits. The increase in provision for income taxes was driven by an increase in net income before provision for income taxes during the period.

Net income available to common stockholders was $21.6 million, or $0.57 per basic and diluted common share, for the three months ended March 31, 2021 compared to $2.8 million, or $0.07 per basic and $0.07 per diluted common share, for the three months ended March 31, 2020. Dividends on preferred shares were $196,000 for the three months ended March 31, 2021 and 2020.

Our annualized return on average assets was 1.34% for the three months ended March 31, 2021 compared to 0.21% for the three months ended March 31, 2020. Our annualized return on average stockholders’ equity was 10.96% for the three months ended March 31, 2021 compared to 1.56% for the three months ended March 31, 2020. Our efficiency ratio was 51.25% for the three months ended March 31, 2021 compared to 67.23% for the three months ended March 31, 2020.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, Federal Home Loan Bank advances, Paycheck Protection Program Liquidity Facility, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2021, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 4.1% of our total loan portfolio compared to 4.7% at December 31, 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$55,477	$28	0.21%	$38,934	$157	1.63%
Loans and leases(1)	4,432,246	53,808	4.92%	3,799,213	54,158	5.73%
Taxable securities	1,430,625	5,379	1.52%	1,175,120	8,316	2.85%
Tax-exempt securities(2)	179,364	1,194	2.70%	84,679	677	3.22%
Total interest-earning assets	$6,097,712	$60,409	4.02%	$5,097,946	$63,308	4.99%
Allowance for loan and lease losses	(66,989)			(33,664)
All other assets	557,042			501,670
TOTAL ASSETS	$6,587,765			$5,565,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$546,730	$199	0.15%	$338,905	$260	0.31%
Money market accounts	1,124,101	381	0.14%	962,205	2,214	0.93%
Savings	577,504	67	0.05%	480,270	61	0.05%
Time deposits	777,266	774	0.40%	1,113,596	5,269	1.90%
Total interest-bearing deposits	3,025,601	1,421	0.19%	2,894,976	7,804	1.08%
Other borrowings	649,639	502	0.31%	521,108	1,897	1.46%
Subordinated notes and debentures	109,859	1,596	5.89%	37,385	640	6.88%
Total borrowings	759,498	2,098	1.12%	558,493	2,537	1.83%
Total interest-bearing liabilities	$3,785,099	$3,519	0.38%	$3,453,469	$10,341	1.20%
Non-interest-bearing demand deposits	1,924,178			1,298,800
Other liabilities	72,036			48,256
Total stockholders’ equity	806,452			765,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,587,765			$5,565,952
Net interest spread(3)			3.64%			3.79%
Net interest income, fully taxable equivalent		$56,890			$52,967
Net interest margin, fully taxable equivalent(2)(4)			3.78%			4.18%
Tax-equivalent adjustment		(250)	0.01%		(142)	0.01%
Net interest income		$56,640			$52,825
Net interest margin(4)			3.77%			4.17%

Net loan accretion impact on margin		$1,968	0.13%		$3,671	0.29%

(1)	Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Non-accrual loans and leases are included in total loan and lease balances.
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

	Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$7	$(136)	$(129)
Loans and leases(1)	7,238	(7,588)	(350)
Taxable securities	917	(3,854)	(2,937)
Tax-exempt securities	626	(109)	517
Total interest income	$8,788	$(11,687)	$(2,899)
Interest expense
Deposits
Interest checking	$73	$(134)	$(61)
Money market accounts	41	(1,874)	(1,833)
Savings	6	0	6
Time deposits	(376)	(4,119)	(4,495)
Total interest-bearing deposits	(256)	(6,127)	(6,383)
Other borrowings	83	(1,478)	(1,395)
Subordinated notes and debentures	1,047	(91)	956
Total borrowings	1,130	(1,569)	(439)
Total interest expense	$874	$(7,696)	$(6,822)
Net interest income	$7,914	$(3,991)	$3,923

(1)	Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2021 was $56.6 million compared to $52.8 million during the same period in 2020, an increase of $3.8 million, or 7.2%. Interest income decreased $3.0 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago and the onset of Paycheck Protection Program (“PPP”) loans, partly offset by loan and lease growth through originations. Interest expense decreased by $6.8 million for the three months ended March 31, 2021 compared to the same period in 2020 mostly due to decreases in the average rates paid on deposits and other borrowings as well as a change in deposit mix.

The net interest margin for the three months ended March 31, 2021 was 3.77%, a decrease of 40 basis points compared to 4.17% for the three months ended March 31, 2020.  The primary drivers of the decrease for the three month period was a decrease in average loan and lease yields and lower securities yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion.  Those decreases were partly offset by a lower cost of funds resulting from decreased market interest rates and the access of funds available to borrow at a lower cost as well as higher non-interest-bearing demand deposit balances.

Net loan accretion income was $2.0 million for the three months ended March 31, 2021 compared to $3.7 million for the three months ended March 31, 2020, a decrease of $1.7 million, or 46.4%. Total net loan accretion on acquired loans contributed 13 basis points to the net interest margin for the three months ended March 31, 2021 compared to 29 basis points for the three months ended March 31, 2020. Projected accretion income as of March 31, 2021 is summarized as follows:

Estimated Projected Accretion(1)(2)
Last nine months of 2021	$3,008
2022	3,443
2023	1,608
2024	735
2025	505
Thereafter	1,124
Total	$10,423

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

Provisions for loan and lease losses were $4.4 million and $14.5 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $10.1 million, or 69.8%. The ALLL as a percentage of loans and leases decreased from 1.53% at December 31, 2020 to 1.47% at March 31, 2021. The ALLL as a percentage of loans and leases excluding PPP loans was 1.74% and 1.73% at March 31, 2021 and December 31, 2020, respectively.

Non-Interest Income

Non-interest income was $15.7 million for the three months ended March 31, 2021 compared to $9.3 million for the three months ended March 31, 2020, an increase of $6.4 million, or 69.1%. The increase was primarily due to an increase in net gains on sale of loans, a lower downward revaluation of loan servicing assets and higher other non-interest income.

	Three Months Ended March 31,		QTD 2021 Compared to 2020
	2021	2020	$ Change	% Change
Fees and service charges on deposits	$1,664	$1,673	$(9)	(0.5)%
Loan servicing revenue	2,769	2,758	11	0.4%
Loan servicing asset revaluation	(1,505)	(3,064)	1,559	(50.9)%
ATM and interchange fees	1,012	1,216	(204)	(16.7)%
Net gain on sales of securities available-for-sale	1,462	1,375	87	6.3%
Change in fair value of equity securities, net	(206)	(619)	413	(66.7)%
Net gains on sales of loans	8,319	4,773	3,546	74.3%
Wealth management and trust income	768	669	99	14.7%
Other non-interest income	1,459	526	933	178.0%
Total non-interest income	$15,742	$9,307	$6,435	69.2%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.7 million for the three months ended March 31, 2021 and 2020.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $2.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, the outstanding balance of guaranteed loans serviced was $1.6 billion and $1.4 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.5 million for the three months ended March 31, 2021 compared to a downward adjustment of $3.1 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 50.9% due to changes in market premiums and prepayment speeds.

ATM and interchange fees were $1.0 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020, a decrease of $204,000, or 16.8%. The decrease was mostly due to higher third-party costs.

Net gains on sales of securities were $1.5 million during the three months ended March 31, 2021 compared to $1.4 for the three months ended March 31, 2020, an increase of $87,000, or 6.3%.  We sold $87.8 million of securities during the three months ended March 31, 2021 and $45.4 million during the three months ended March 31, 2020.

Change in fair value of equity securities, net, were decreases of $206,000 and $619,000 for the three months ended March 31, 2021 and 2020, respectively. The amounts recorded during the periods were driven by market conditions.

Net gains on sales of loans were $8.3 million for the three months ended March 31, 2021 compared to $4.8 million for the three months ended March 31, 2020, an increase of $3.5 million, or 74.3%. We sold $73.9 million of U.S. government guaranteed loans during the three months ended March 31, 2021 compared to $61.0 million during the three months ended March 31, 2020.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $768,000 for the three months ended March 31, 2021 compared to $669,000 for the three months ended March 31, 2020.   The variances were mostly driven by market conditions.

Other non-interest income was $1.5 million for the three months ended March 31, 2021 compared to $526,000 for the three months ended March 31, 2020, an increase of $933,000 or 177.4%. The primary driver of the increase in the period was increased customer derivative products income and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $38.8 million for the three months ended March 31, 2021 compared to $43.5 million for the three months ended March 31, 2020, a decrease of $4.8 million, or 11.0%. The decrease was primarily due to a decrease in salaries and employee benefits and other non-interest expense. The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		QTD 2021 Compared to 2020
	2021	2020	$ Change	% Change
Salaries and employee benefits	$21,806	$24,666	$(2,860)	(11.6)%
Occupancy and equipment expense, net	5,779	5,524	255	4.6%
Loan and lease related expenses	951	1,318	(367)	(27.8)%
Legal, audit and other professional fees	2,214	2,334	(120)	(5.1)%
Data processing	2,755	2,665	90	3.4%
Net loss recognized on other real estate owned and other related expenses	621	519	102	19.6%
Other intangible assets amortization expense	1,749	1,893	(144)	(7.6)%
Other non-interest expense	2,967	4,742	(1,775)	(37.4)%
Total non-interest expense	$38,842	$43,661	$(4,819)	(11.0)%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $21.8 million for the three months ended March 31, 2021 compared to $24.7 million for the three months ended March 31, 2020, a decrease of $2.9 million, or 11.6%. The decrease resulted from an increase in deferred costs for the origination of PPP loans.

Occupancy and equipment expense was $5.8 million for the three months ended March 31, 2021 compared to $5.5 million for the three months ended March 31, 2020, an increase of $255,000, or 4.6%. The increase was result of increased real estate taxes and maintenance fees, as well as increased investment in equipment and technology.

Loan and lease related expenses were $951,000 for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020, a decrease of $367,000, or 27.8%. The decrease was principally driven by lower broker fees and higher expense reimbursement associated with loan originations.

Legal, audit, and other professional fees were $2.2 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020, a decrease of $120,000, or 5.1%.

Data processing expense was $2.8 million for the three months ended March 31, 2021 compared to $2.7 million for the three months ended March 31, 2020, an increase of $90,000, or 3.4%.

Net loss recognized on other real estate owned and other related expenses was $621,000 for the three months ended March 31, 2021 compared to $519,000 for the three months ended March 31, 2020, an increase of $102,000, or 19.7%. The increase was primarily due to impairments of other real estate owned.

Other intangible assets amortization expense was $1.7 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020, a decrease of $144,000, or 7.6%.

Other non-interest expense was $3.0 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020, a decrease of $1.8 million or 37.4%. The decrease was mostly due to lower provision for unfunded commitments, travel and entertainment, and director fees.

Our efficiency ratio was 51.25% for the three months ended March 31, 2021 compared to 67.23% for the three months ended March 31, 2020. The improvement in our efficiency ratio for the three months ended March 31, 2021 was driven by both a decrease in our non-interest expense and an increase in our non-interest income. Our adjusted efficiency ratio was 50.41% for the three months ended March 31, 2021 compared to 66.08% for the three months ended March 31, 2020. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2021 totaled $7.4 million compared to $1.0 million for the three months ended March 31, 2020. The increase in income tax expense was principally due to increased income before provision for income taxes during the period. Our effective tax rate was 25.3% for the three months ended March 31, 2021 and 26.1% for the three months ended March 31, 2020.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $359.5 million, or 5.6%, to $6.8 billion at March 31, 2021 compared to $6.4 billion at December 31, 2020. The increase in total assets includes an increase of $114.1 million, or 2.6%, in loans and leases from $4.3 billion at December 31, 2020 to $4.5 billion at March 31, 2021. Our originated loan and lease portfolio increased by $181.0 million and our acquired loan and lease portfolio decreased by $66.9 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, mostly PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $371.1 million, or 6.6%, to $6.0 billion at March 31, 2021 compared to $5.6 billion at December 31, 2020. Total deposits increased by $272.5 million, or 5.7%, driven by growth in non-interest-bearing deposits, money market demand deposits, and interest-bearing checking accounts, partly offset by a decrease in time deposits.  Borrowings increased by $101.8 million, or 15.7%, mainly due to an increase in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2021 or December 31, 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $228.7 million, or 15.8%, from $1.4 billion at December 31, 2020 to $1.7 billion at March 31, 2021. The increase was mainly attributed to purchases of mortgage-backed securities.

At March 31, 2021, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at March 31, 2021 and $4.4 million at December 31, 2020.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of March 31, 2021 or December 31, 2020.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$13,475	$13,718	$23,468	$23,812
U.S. Government agencies	142,134	139,585	113,088	113,551
Obligations of states, municipalities, and political subdivisions	102,966	106,528	135,513	142,419
Residential mortgage-backed securities
Agency	985,375	971,092	764,951	778,391
Non-agency	68,562	67,950	32,654	32,981
Commercial mortgage-backed securities
Agency	269,997	269,211	244,496	250,152
Corporate securities	61,018	62,552	59,020	60,768
Asset-backed securities	45,188	45,271	45,255	45,156
Total	$1,688,715	$1,675,907	$1,418,445	$1,447,230

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,892	$4,066	$4,395	$4,573
Total	$3,892	$4,066	$4,395	$4,573

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2021, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 108 investment securities with unrealized losses at March 31, 2021. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$11,494	2.59%	$1,981	2.78%	$—	0.00%	$—	0.00%
U.S. government agencies	499	2.42%	1,982	2.80%	120,512	1.25%	19,141	1.32%
Obligations of states, municipalities, and political subdivisions	9,793	2.43%	19,543	2.45%	21,849	2.85%	51,781	2.34%
Residential mortgage-backed securities
Agency	—	0.00%	842	1.35%	86,193	1.44%	898,340	1.42%
Non-agency	—	0.00%	—	0.00%	—	0.00%	68,562	2.19%
Commercial mortgage-backed securities
Agency	—	0.00%	7,528	3.35%	13,189	1.58%	249,280	2.05%
Corporate securities	—	0.00%	11,159	2.64%	49,859	4.19%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	20,655	1.81%	24,533	1.46%
Total	$21,786	2.51%	$43,035	2.67%	$312,257	1.93%	$1,311,637	1.61%

	Maturity as of March 31, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,892	2.62%	$—	0.00%	$—	0.00%
Total	$—	0.00%	$3,892	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,998	2.52%	$8,470	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	498	2.42%	1,977	2.80%	91,430	1.26%	19,183	1.32%
Obligations of states, municipalities, and political subdivisions	8,944	2.47%	22,208	2.45%	22,101	2.79%	82,260	2.39%
Residential mortgage-backed securities
Agency	—	0.00%	975	1.35%	85,519	1.37%	678,457	1.40%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,654	2.72%
Commercial mortgage-backed securities
Agency	—	0.00%	7,504	3.35%	13,198	1.56%	223,794	2.02%
Corporate securities	2,500	3.25%	8,703	3.08%	47,817	4.05%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	10,753	2.28%	34,502	1.42%
Total	$26,940	2.57%	$49,837	2.70%	$270,818	1.97%	$1,070,850	1.64%

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%
Total	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%

(1)	The weighted average yields are based on amortized cost.

As of March 31, 2021, investment securities indexed to LIBOR were $1.1 billion.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $77.5 million at March 31, 2021, an increase of $59,000 from December 31, 2020.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2021 or December 31, 2020.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2021 and December 31, 2020, we held $19.1 million and $10.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2021 and December 31, 2020.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2021 and December 31, 2020 were $4.5 billion and $4.3 billion, respectively, an increase of

$114.1 million, or 2.6%. Originated loans were $3.8 billion at March 31, 2021, an increase of $181.0 million, or 4.9%, compared to $3.7 billion at December 31, 2020. Acquired impaired loans and acquired non-impaired loans and leases were $605.1 million at March 31, 2021, a decrease of $66.9 million, or 10.0%, compared to $672.1 million at December 31, 2020.  The increase in our originated portfolio was primarily attributed to organic loan and lease growth, primarily PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations.  The Company's exposure to certain industries as of March 31, 2021 represents the following percentages of the portfolio:  26.9% real estate, 14.9% manufacturing, 7.1% retail trade, 6.5% wholesale trade, 6.3% consumer, 6.3% accommodation and food service, and all other industries individually represent less than 5% of the portfolio or 31.9% of the total loan portfolio.  As of March 31, 2021, the loan portfolio included $428.6 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.4% food services, 17.1% manufacturing, and 11.7% retail trade.  The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,064,151	23.9%	$1,017,587	23.5%
Residential real estate	399,958	9.0%	414,220	9.6%
Construction, land development, and other land	238,122	5.3%	226,408	5.2%
Commercial and industrial	1,285,759	28.9%	1,276,527	29.4%
Paycheck Protection Program	617,006	13.8%	517,815	11.9%
Installment and other	1,094	0.0%	1,267	0.0%
Leasing financing receivables	243,399	5.5%	214,636	4.9%
Total originated loans and leases	$3,849,489	86.4%	$3,668,460	84.5%
Acquired impaired loans
Commercial real estate	$96,059	2.2%	$108,484	2.5%
Residential real estate	74,283	1.7%	78,840	1.9%
Construction, land development, and other land	1,992	0.0%	4,113	0.1%
Commercial and industrial	8,842	0.2%	10,178	0.2%
Installment and other	191	0.0%	202	0.0%
Total acquired impaired loans	$181,367	4.1%	$201,817	4.7%
Acquired non-impaired loans and leases
Commercial real estate	$271,458	6.0%	$295,599	6.8%
Residential real estate	71,038	1.6%	79,211	1.8%
Construction, land development, and other land	210	0.0%	212	0.0%
Commercial and industrial	69,795	1.6%	82,195	1.9%
Installment and other	331	0.0%	536	0.0%
Leasing financing receivables	10,932	0.3%	12,505	0.3%
Total acquired non-impaired loans and leases	$423,764	9.5%	$470,258	10.8%
Total loans and leases	$4,454,620	100.0%	$4,340,535	100.0%
Allowance for loan and lease losses	(65,590)		(66,347)
Total loans and leases, net of allowance for loan and lease losses	$4,389,030		$4,274,188

Loans collateralized by real estate comprised 49.8% and 51.4% of the loan and lease portfolio at March 31, 2021 and December 31, 2020, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2021 and December 31, 2020 and totaled $1.4 billion, or 64.6% of real estate loans and 32.1% of the total loan and lease portfolio at March 31, 2021. At December 31, 2020, commercial real estate loans totaled $1.4 billion and comprised 63.9% of real estate loans and 32.8% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $108.5 million as of December 31, 2020 to $96.1 million as of March 31, 2021, or 11.5%. At March 31, 2021 and December 31, 2020, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 282.1% and 282.5%, respectively. Non-owner occupied commercial real estate loans were $533.7 million and $533.9 million, or 76.1% and 79.0% of total capital, at March 31, 2021 and December 31, 2020, respectively.

Residential real estate loans totaled $545.3 million at March 31, 2021 compared to $572.3 million at December 31, 2020, a decrease of $27.0 million, or 4.7%. The residential real estate loan portfolio comprised 24.6% and 25.7% of real estate loans as of March 31, 2021 and December 31, 2020, respectively, and 14.5% and 13.2% of total loans and leases at March 31, 2021 and December 31, 2020, respectively. Acquired impaired residential real estate loans decreased from $78.8 million at December 31, 2020 to $74.3 million at March 31, 2021, or 5.8%.

Construction, land development, and other land loans totaled $240.3 million at March 31, 2021 compared to $230.7 million at December 31, 2020, an decrease of $9.6 million, or 4.2%. The construction, land development and other land loan portfolio comprised 10.8% and 10.4% of real estate loans at March 31, 2021 and December 31, 2020, respectively, and 5.4% and 5.2% of the total loan and lease portfolio at March 31, 2021 and December 31, 2020, respectively.

Commercial and industrial loans totaled $1.4 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively, an decrease of $4.5 million, or 0.3%. The commercial and industrial loan portfolio comprised 30.6% and 31.5% of the total loan and lease portfolio at March 31, 2021 and December 31, 2020, respectively.

Lease financing receivables comprised 5.7% and 5.2% of the loan and lease portfolio at March 31, 2021 and December 31, 2020, respectively. Total lease financing receivables were $254.3 million and $227.1 million at March 31, 2021 and December 31, 2020, respectively, an increase of $27.2 million, or 12.0%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, we began offering relief through payment deferrals during the first quarter of 2020. As of March 31, 2021 we had $54.4 million in active deferrals, or 1.3% of loans and leases excluding PPP loans. The following table shows active deferrals by bucket and category at March 31, 2021 (dollars in thousands):

	Count	Balance	Percentage of Total Loans and Leases(1)
Commercial banking	11	$19,336	0.47%
Consumer loans	2	49	<0.01%
Leasing	7	303	0.01%
Government guaranteed lending	106	34,688	0.84%
Total deferrals	126	$54,376	1.31%
(1)	Excludes PPP loans

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2021 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$50,389	$103,883	$391,733	$155,662	$152,757	$209,727	$1,064,151
Residential real estate	23,343	36,942	50,568	49,507	148,389	91,209	399,958
Construction, land development, and other land	4,342	107,025	14,299	107,302	—	5,154	238,122
Commercial and industrial	5,079	261,192	149,424	454,951	143,628	271,485	1,285,759
Paycheck protection program	—	—	617,006	—	—	—	617,006
Installment and other	144	13	636	12	289	—	1,094
Leasing financing receivables	8,733	—	204,953	—	29,713	—	243,399
Total originated loans and leases	$92,030	$509,055	$1,428,619	$767,434	$474,776	$577,575	$3,849,489
Acquired impaired loans
Commercial real estate	$31,816	$2,375	$53,548	$1,429	$3,438	$3,453	$96,059
Residential real estate	22,285	2,756	28,661	114	16,790	3,677	74,283
Construction, land development, and other land	894	110	988	—	—	—	1,992
Commercial and industrial	3,833	101	3,263	96	1,158	391	8,842
Installment and other	3	—	16	—	172	—	191
Total acquired impaired loans	$58,831	$5,342	$86,476	$1,639	$21,558	$7,521	$181,367
Acquired non-impaired loans and leases
Commercial real estate	$32,781	$9,910	$107,927	$23,997	$31,623	$65,220	$271,458
Residential real estate	5,038	10,003	19,754	23,385	3,027	9,831	71,038
Construction, land development, and other land	—	—	210	—	—	—	210
Commercial and industrial	4,517	4,326	25,522	20,735	3,412	11,283	69,795
Installment and other	48	9	187	87	—	—	331
Leasing financing receivables	867	—	10,065	—	—	—	10,932
Total acquired non-impaired loans and leases	$43,251	$24,248	$163,665	$68,204	$38,062	$86,334	$423,764
Total loans and leases	$194,112	$538,645	$1,678,760	$837,277	$534,396	$671,430	$4,454,620

At March 31, 2021, 54.0% of the loan and lease portfolio bears interest at fixed rates and 46.0% at floating rates. In addition, $1.2 billion, or 26.6%, of the loan and lease portfolio has interest rate floors of which $864.4 million were at the interest rate floor as of March 31, 2021.  The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ALLL was $65.6 million at March 31, 2021 compared to $66.3 million at December 31, 2020, a decrease of $757,000, or 1.1%. The decrease was primarily due to net charge-offs during the quarter.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.47% and 1.53% of total loans and leases at March 31, 2021 and December 31, 2020, respectively. The decrease was primarily driven by an increase in loans and leases, primarily as a result of additional PPP loans originated and net charge-offs exceeding provision during the quarter.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision (release) for acquired impaired loans	(416)	53	(34)	(238)	—	—	—	(635)
Provision (release) for acquired non-impaired loans and leases	786	(14)	—	829	—	(1)	2	1,602
Provision (release) for originated loans	2,236	(341)	(207)	1,356	—	(2)	358	3,400
Total provision	$2,606	$(302)	$(241)	$1,947	$—	$(3)	$360	$4,367
Charge-offs for acquired impaired loans	(1,255)	(11)	(326)	(88)	—	—	—	(1,680)
Charge-offs for acquired non-impaired loans and leases	(39)	—	—	(1,521)	—	—	(59)	(1,619)
Charge-offs for originated loans and leases	(583)	—	—	(1,279)	—	—	(305)	(2,167)
Total charge-offs	$(1,877)	$(11)	$(326)	$(2,888)	$—	$—	$(364)	$(5,466)
Recoveries for acquired impaired loans	5	2	—	1	—	—	—	8
Recoveries for acquired non-impaired loans and leases	59	2	—	38	—	—	39	138
Recoveries for originated loans and leases	121	—	—	21	—	—	54	196
Total recoveries	$185	$4	$—	$60	$—	$—	$93	$342
Less: Net charge-offs	1,692	7	326	2,828	—	—	271	5,124
Acquired impaired loans	2,208	530	5	1,412	—	—	—	4,155
Acquired non-impaired loans and leases	7,409	101	—	18,824	—	—	—	26,334
Originated loans and leases	10,881	1,460	780	20,066	—	12	1,902	35,101
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Ending ALLL balance
Acquired impaired loans	$2,208	$530	$5	$1,412	—	$—	$—	$4,155
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,409	101	—	18,824	—	—	—	26,334
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,881	1,460	780	20,066	—	12	1,902	35,101
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Loans and leases ending balance
Acquired impaired loans	$96,059	$74,283	$1,992	$8,842	$—	$191	$—	$181,367
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,421	1,709	—	43,306	—	—	—	99,436
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,281,188	469,287	238,332	1,312,248	617,006	1,425	254,331	4,173,817
Total loans and leases at March 31, 2021, gross	$1,431,668	$545,279	$240,324	$1,364,396	$617,006	$1,616	$254,331	$4,454,620
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.11%	0.00%	0.03%	0.01%	0.00%	0.00%	0.00%	0.15%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.14%	0.00%	0.00%	0.00%	0.13%
Originated loans and leases	0.04%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.18%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.16%	1.67%	0.04%	0.20%	0.00%	0.00%	0.00%	4.07%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.22%	0.04%	0.00%	0.97%	0.00%	0.00%	0.00%	2.23%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	28.76%	10.53%	5.35%	29.46%	13.85%	0.03%	5.71%	93.70%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provision (release) for acquired impaired loans	1,162	325	63	(34)	—	—	1,516
Provision for acquired non-impaired loans and leases	786	17	8	1,658	1	3	2,473
Provision for originated loans	2,474	442	323	6,922	2	303	10,466
Total provision	$4,422	$784	$394	$8,546	$3	$306	$14,455
Charge-offs for acquired impaired loans	-	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	(345)	—	—	(128)	—	(157)	(630)
Charge-offs for originated loans and leases	(207)	(5)	—	(3,830)	—	(300)	(4,342)
Total charge-offs	$(552)	$(5)	$—	$(3,958)	$—	$(457)	$(4,972)
Recoveries for acquired impaired loans	3	1	—	6	—	—	10
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	36	36
Recoveries for originated loans and leases	13	8	—	168	—	186	375
Total recoveries	$16	$9	$—	$174	$—	$222	$421
Less: Net charge-offs (recoveries)	536	(4)	—	3,784	—	235	4,551
Acquired impaired loans	2,102	1,001	89	1,110	—	—	4,302
Acquired non-impaired loans and leases	2,365	32	24	4,190	3	222	6,836
Originated loans and leases	7,384	1,745	891	18,839	50	1,793	30,702
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Ending ALLL balance
Acquired impaired loans	$2,102	$1,001	$89	$1,110	$—	$—	$4,302
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,634	92	—	9,709	—	—	13,435
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	6,115	1,685	915	13,320	53	2,015	24,103
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$53	$2,015	$41,840
Loans and leases ending balance
Acquired impaired loans	$127,895	$94,198	$5,291	$15,808	$236	$—	$243,428
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	32,974	1,960	2,577	43,926	—	—	81,437
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,134,090	597,839	269,908	1,354,825	5,485	173,247	3,535,394
Total loans and leases at March 31, 2020, gross	$1,294,959	$693,997	$277,776	$1,414,559	$5,721	$173,247	$3,860,259
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.04%	0.00%	0.00%	0.01%	0.00%	0.01%	0.06%
Originated loans and leases	0.02%	0.00%	0.00%	0.39%	0.00%	0.01%	0.42%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	3.31%	2.44%	0.14%	0.40%	0.01%	0.00%	6.31%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.05%	0.07%	1.14%	0.00%	0.00%	2.11%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.38%	15.49%	6.99%	35.10%	0.14%	4.49%	91.58%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2021 and December 31, 2020 totaled $43.0 million and $47.5 million, respectively, a decrease of $4.4 million, or 9.3%, due to the decrease in non-accrual loans.

Total non-accrual loans and leases decreased by $4.0 million, or 9.8%, between December 31, 2020 and March 31, 2021. The U.S. government guaranteed portion of non-performing loans totaled $3.4 million at March 31, 2021 and $3.6 million at December 31, 2020.

Total OREO decreased from $6.3 million at December 31, 2020 to $6.0 million at March 31, 2021. The $398,000 decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due increased from $14.6 million at December 31, 2020 to $27.7 million at March 31, 2021. This represents an increase of $13.1 million, or 89.9%, and can be attributed to increases in commercial real estate loans. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2021	2020
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$37,084	$41,103
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	37,084	41,103
Other real estate owned	5,952	6,350
Total non-performing assets	$43,036	$47,453
Accruing troubled debt restructured loans	2,719	2,495
Total non-performing loans and leases as a percentage of total loans and leases	0.83%	0.95%
Total non-performing assets as a percentage of total assets	0.64%	0.74%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	176.87%	161.42%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,388	$3,645
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$3,388	$3,645
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.76%	0.86%
Total non-performing assets not guaranteed as a percentage of total assets	0.59%	0.69%

(1)	Includes $5.6 million of non-accrual restructured loans at March 31, 2021 and December 31, 2020.
(2)	For the three months ended March 31, 2021, $519,000 in interest income would have been recorded had non-accrual loans been current.
(3)	For the three months ended March 31, 2021, $91,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at March 31, 2021 were $5.0 billion, representing an increase of $272.5 million, or 5.7%, compared to $4.8 billion at December 31, 2020, driven by an increase in non-interest bearing deposits. Non-interest-bearing deposits were $2.0 billion, or 40.1% of total deposits, at March 31, 2021, an increase of $253.0 million, or 14.4%, compared to $1.8 billion at December 31, 2020, or 37.1% of total deposits. Core deposits were 90.6% and 89.9% of total deposits at March 31, 2021 and December 31, 2020, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,924,178	0.00%	$1,298,800	0.00%
Interest checking	546,730	0.15%	338,905	0.31%
Money market accounts	1,124,101	0.14%	962,205	0.93%
Savings	577,504	0.05%	480,270	0.05%
Time deposits (below $100,000)	302,554	0.62%	460,336	2.00%
Time deposits ($100,000 and above)	474,711	1.00%	653,260	2.34%
Total	$4,949,779	0.12%	$4,193,776	0.75%

Our average cost of deposits was 0.12% during the first quarter of 2021 compared to 0.75% during the first quarter of 2020.  These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total deposits ratios were 34.1% during the first quarter of 2021 compared to 30.9% during the first quarter of 2020. We had $35.4 million and $35.0 million of brokered time deposits at March 31, 2021 and December 31, 2020, respectively. Our loan and lease to deposit ratio was 89.23% at March 31, 2021 compared to 91.51% at December 31, 2020.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At March 31, 2021
Time Deposits
Three months or less	$193,324
Over three months through six months	112,437
Over six months through 12 months	117,715
Over 12 months	48,872
Total	$472,348

Borrowed Funds

In 2020, the Company issued $75.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity (or earlier redemption).  The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At March 31, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $1.9 billion and $2.0 billion subject to the availability of collateral, respectively. At March 31, 2021, the Company had $329.0 million of FHLB advances with a maturities ranging from April 2021 to May 2021.

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”).  Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF.  Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of March 31, 2021, the PPPLF balance was $387.6 million with an interest rate of 0.35% with various maturity dates from April 2022 to January 2026.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System.  The Company utilized the discount window to lower its cost of funds during the three months ended March 31, 2020.  There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2021 and December 31, 2020.  The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$32,967
Maximum outstanding at any month-end period during the year	—	250,000
Balance outstanding at end of period	—	250,000
Weighted average interest rate during period	N/A	0.25%
Weighted average interest rate at end of period	N/A	0.25%
Federal Home Loan Bank advances:
Average balance outstanding	$230,322	$432,989
Maximum outstanding at any month-end period during the year	329,000	490,000
Balance outstanding at end of period	329,000	335,000
Weighted average interest rate during period	0.22%	1.67%
Weighted average interest rate at end of period	0.22%	0.77%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$381,288	$—
Maximum outstanding at any month-end period during the year	439,066	—
Balance outstanding at end of period	387,647	—
Weighted average interest rate during period	0.37%	0.00%
Weighted average interest rate at end of period	0.35%	0.00%
Line of credit:
Average balance outstanding	$—	$165
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	0.00%	2.50%
Weighted average interest rate at end of period(1)	N/A	N/A

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

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $8.9 million, from $42.0 million at December 31, 2020 to $33.1 million at March 31, 2021.

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

As of March 31, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $885.5 million from the Federal Reserve Bank (“FRB”). As of March 31, 2021, Byline Bank had open FHLB advances of $329.0 million and open letters of credit of $21.3 million, leaving us with available aggregate borrowing capacity of $308.7 million. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million at March 31, 2021.

As of December 31, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $874.7 million from the FRB. As of December 31, 2020, Byline Bank had open advances of $234.0 million and open letters of credit of $21.3 million, leaving us with available aggregate borrowing capacity of $751.9 million. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million at December 31, 2020.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 8, 2021. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period.  If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2021 and December 31, 2020, the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2021 was $793.8 million compared to $805.5 million at December 31, 2020, a decrease of $11.7 million, or 1.4%. The decrease was primarily driven by the decrease in accumulated other comprehensive income reflecting the unrealized losses in our available-for-sale securities portfolio offset by net income generated during the three months ended March 31, 2021.

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

As of March 31, 2021, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2021 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$793,016	15.96%	$397,443	8.00%	N/A	N/A
Bank	701,759	14.17%	396,075	8.00%	$495,093	10.00%
Tier 1 capital to risk weighted assets:
Company	$655,851	13.20%	$298,083	6.00%	N/A	N/A
Bank	639,805	12.92%	297,056	6.00%	$396,075	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$600,413	12.09%	$223,562	4.50%	N/A	N/A
Bank	639,805	12.92%	222,792	4.50%	$321,811	6.50%
Tier 1 capital to average assets:
Company	$655,851	10.93%	$239,918	4.00%	N/A	N/A
Bank	639,805	10.68%	239,711	4.00%	$299,639	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	$477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	$381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	$310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	$287,337	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2021.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2021 the Company received $2.0 million in cash dividends from Byline Bank. For the year ended December 31, 2020, the Company received $7.5 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

Under the Company’s board approved stock repurchase program announced in the fourth quarter of 2020, the Company repurchased an aggregate of 332,744 shares at an average price per share of $19.12 and is authorized to purchase up to an aggregate of

1,250,000 shares of the Company’s outstanding common stock. The program is in effect until December 31, 2022, unless terminated earlier.

On January 26, 2021, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.06 per share, which totaled $2.3 million. The dividend was paid on February 23, 2021 to stockholders of record on February 9, 2021.

Contractual Obligations

FHLB and PPPLF advances are fully described in Note 12 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report. Operating lease obligations are in place for facilities and land on which banking facilities are located. See Note 8 of our Unaudited Interim Condensed Consolidated Financial Statements, included elsewhere in this report for additional information.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2021 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2021
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$350,000	$4,992	$—
Other interest rate swaps—pay fixed, receive floating	381,169	11,957	(12,368)
Other credit derivatives	8,221	—	(12)

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Net income and earnings per share excluding significant items
Reported Net Income	$21,798	$2,966
Significant items:
Impairment charges on assets held for sale	604	715
Tax benefit	(165)	(199)
Adjusted Net Income	$22,237	$3,482
Reported Diluted Earnings per Share	$0.56	$0.07
Significant items:
Impairment charges on assets held for sale	0.02	0.02
Tax benefit	(0.01)	—
Adjusted Diluted Earnings per Share	$0.57	$0.09

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Adjusted non-interest expense:
Non-interest expense	$38,842	$43,661
Less significant items:
Impairment charges on assets held for sale	604	715
Adjusted non-interest expense	$38,238	$42,946
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$38,238	$42,946
Less: Amortization of intangible assets	1,749	1,893
Adjusted non-interest expense excluding amortization of intangible assets	$36,489	$41,053
Pre-tax pre-provision net income:
Pre-tax income	$29,173	$4,016
Add: Provision for loan and lease losses	4,367	14,455
Pre-tax pre-provision net income	$33,540	$18,471
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$33,540	$18,471
Impairment charges on assets held for sale	604	715
Adjusted pre-tax pre-provision net income	$34,144	$19,186
Tax Equivalent Net Interest Income
Net interest income	$56,640	$52,825
Add: Tax-equivalent adjustment	250	142
Net interest income, fully taxable equivalent	$56,890	$52,967
Total revenues:
Net interest income	$56,640	$52,825
Add: non-interest income	15,742	9,307
Total revenues	$72,382	$62,132
Tangible common stockholders' equity:
Total stockholders' equity	$793,795	$762,667
Less: Preferred stock	10,438	10,438
Less: Goodwill and other intangibles	170,882	178,362
Tangible common stockholders' equity	$612,475	$573,867
Tangible assets:
Total assets	$6,750,125	$5,734,754
Less: Goodwill and other intangibles	170,882	178,362
Tangible assets	$6,579,243	$5,556,392
Average tangible common stockholders' equity:
Average total stockholders' equity	$806,452	$745,745
Less: Average preferred stock	10,438	10,438
Less: Average goodwill and other intangibles	171,795	179,416
Average tangible common stockholders' equity	$624,219	$555,891
Average tangible assets:
Average total assets	$6,587,765	$5,427,046
Less: Average goodwill and other intangibles	171,795	179,416
Average tangible assets	$6,415,970	$5,247,630
Tangible net income available to common stockholders:
Net income available to common stockholders	$21,602	$2,770
Add: After-tax intangible asset amortization	1,272	1,366
Tangible net income available to common stockholders	$22,874	$4,136
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$22,874	$4,136
Impairment charges on assets held for sale	604	715
Tax benefit	(165)	(199)
Adjusted tangible net income available to common stockholders	$23,313	$4,652

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2021	2020
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$33,540	$18,471
Average total assets	6,587,765	5,565,952
Pre-tax pre-provision return on average assets	2.06%	1.33%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$34,144	$19,186
Average total assets	6,587,765	5,565,952
Adjusted pre-tax pre-provision return on average assets:	2.10%	1.39%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$56,890	$52,967
Total average interest-earning assets	6,097,712	5,097,946
Net interest margin, fully taxable equivalent	3.78%	4.18%
Non-interest income to total revenues:
Non-interest income	$15,742	$9,307
Total revenues	72,382	62,132
Non-interest income to total revenues	21.75%	14.98%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$38,238	$42,946
Average total assets	6,587,765	5,565,952
Adjusted non-interest expense to average assets	2.35%	3.10%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$36,489	$41,053
Total revenues	72,382	62,132
Adjusted efficiency ratio	50.41%	66.08%
Adjusted return on average assets:
Adjusted net income	$22,237	$3,482
Average total assets	6,587,765	5,565,952
Adjusted return on average assets	1.37%	0.25%
Adjusted return on average stockholders' equity:
Adjusted net income	$22,237	$3,482
Average stockholders' equity	806,452	765,427
Adjusted return on average stockholders' equity	11.18%	1.83%
Tangible common equity to tangible assets:
Tangible common equity	$612,475	$573,867
Tangible assets	6,579,243	5,556,392
Tangible common equity to tangible assets	9.31%	10.33%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$22,874	$4,136
Average tangible common stockholders' equity	624,219	575,573
Return on average tangible common stockholders' equity:	14.86%	2.89%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$23,313	$4,652
Average tangible common stockholders' equity	624,219	575,573
Adjusted return on average tangible common stockholders' equity	15.15%	3.25%
Tangible book value per share:
Tangible common equity	$612,475	$573,867
Common shares outstanding	38,641,851	38,383,021
Tangible book value per share	$15.85	$14.95

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

•

uncertainty regarding domestic and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, including as a result of the disruption of global, national, state and local economies associated with the COVID-19 pandemic, as well as federal, state and local government responses thereto, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible asset impairment charges

•

unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan and lease losses or changes in the value of our investments;

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
•

legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the CARES Act and the rules and regulations that have been and may be promulgated thereunder;
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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 4, 2021, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB and PPPLF sources and deposits from our customers that we rely on for funding. In particular, from time to time we use special offers on deposits to alter the interest rates and tenors associated with our interest-bearing liabilities. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of March 31, 2021, we had a notional amount of $731.2 million of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Evaluation of Interest Rate Risk

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least monthly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) the effect of interest rate limitations on our assets, such as floors and caps, (6) the effect of our interest rate swaps and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points
March 31, 2022
Percentage change	11.6%	7.3%	2.7%	-2.4%
Dollar amount	$240,899	$231,526	$221,655	$210,661
March 31, 2023
Percentage change	20.8%	13.6%	5.8%	-5.9%
Dollar amount	$235,318	$221,246	$206,085	$183,234

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.6% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.5% and 5.9% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2020 that was filed with the SEC on March 4, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased	Share	Plan or Program	Plan or Program
January 1 - January 31, 2021	489	$13.06	—	1,250,000
February 1 - February 28, 2021	214,297	18.25	213,882	1,035,703
March 1 - March 31, 2021	131,099	20.68	118,862	904,604
Total	345,885	$19.12	332,744
(1)

Also includes shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of compensation plan, the Company can accept previously owned shares of common stock to be surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 7, 2021	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)