Form 10-Q
period 2021-06-30
BYLINE BANCORP, INC.
filed 2021-08-05
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,733,416 shares outstanding as of August 3, 2021

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$50,558	$41,432
Interest bearing deposits with other banks	52,138	41,988
Cash and cash equivalents	102,696	83,420
Equity and other securities, at fair value	10,575	8,764
Securities available-for-sale, at fair value	1,495,789	1,447,230
Securities held-to-maturity, at amortized cost (fair value at June 30, 2021—$4,047, December 31, 2020 —$4,573)	3,890	4,395
Restricted stock, at cost	11,927	10,507
Loans held for sale	25,046	7,924
Loans and leases:
Loans and leases	4,469,457	4,340,535
Allowance for loan and lease losses	(61,719)	(66,347)
Net loans and leases	4,407,738	4,274,188
Servicing assets, at fair value	24,683	22,042
Premises and equipment, net	80,482	86,728
Other real estate owned, net	4,417	6,350
Goodwill and other intangible assets, net	169,034	172,631
Bank-owned life insurance	60,628	10,009
Deferred tax assets, net	43,127	40,181
Accrued interest receivable and other assets	100,570	216,283
Total assets	$6,540,602	$6,390,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,089,455	$1,762,676
Interest-bearing deposits	3,002,740	2,989,355
Total deposits	5,092,195	4,752,031
Other borrowings	446,836	647,901
Subordinated notes, net	73,429	73,342
Junior subordinated debentures issued to capital trusts, net	36,682	36,451
Accrued interest payable and other liabilities	74,387	75,463
Total liabilities	5,723,529	5,585,188
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	385	384
Additional paid-in capital	590,422	587,165
Retained earnings	236,363	191,098
Treasury stock, at cost	(20,712)	(1,668)
Accumulated other comprehensive income, net of tax	177	18,047
Total stockholders’ equity	817,073	805,464
Total liabilities and stockholders’ equity	$6,540,602	$6,390,652

	June 30, 2021		December 31, 2020
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	39,113,698	10,438	38,736,540
Shares outstanding	10,438	38,094,972	10,438	38,618,054
Treasury shares	—	1,018,726	—	118,486

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$54,324	$50,153	$108,132	$104,311
Interest on securities	6,359	7,530	12,448	15,546
Other interest and dividend income	628	222	890	1,214
Total interest and dividend income	61,311	57,905	121,470	121,071
INTEREST EXPENSE
Deposits	1,058	4,246	2,479	12,050
Other borrowings	482	476	984	2,373
Subordinated notes and debentures	1,597	574	3,193	1,214
Total interest expense	3,137	5,296	6,656	15,637
Net interest income	58,174	52,609	114,814	105,434
PROVISION FOR (RELEASE OF) LOAN AND LEASE LOSSES	(1,969)	15,518	2,398	29,973
Net interest income after provision for (release of) loan and lease losses	60,143	37,091	112,416	75,461
NON-INTEREST INCOME
Fees and service charges on deposits	1,768	1,455	3,432	3,128
Loan servicing revenue	3,188	2,980	5,957	5,738
Loan servicing asset revaluation	7	(711)	(1,498)	(3,775)
ATM and interchange fees	1,044	845	2,056	2,061
Net gains (losses) on sales of securities available-for-sale	(136)	—	1,326	1,375
Change in fair value of equity securities, net	517	766	311	147
Net gains on sales of loans	12,270	6,456	20,589	11,229
Wealth management and trust income	722	608	1,490	1,277
Other non-interest income	1,622	430	3,081	956
Total non-interest income	21,002	12,829	36,744	22,136
NON-INTEREST EXPENSE
Salaries and employee benefits	24,588	19,405	46,394	44,071
Occupancy and equipment expense, net	4,856	5,359	10,635	10,883
Loan and lease related expenses	1,503	1,260	2,454	2,578
Legal, audit and other professional fees	2,898	2,078	5,112	4,412
Data processing	2,847	2,826	5,602	5,491
Net loss recognized on other real estate owned and other related expenses	389	456	1,010	975
Other intangible assets amortization expense	1,848	1,892	3,597	3,785
Other non-interest expense	4,052	3,777	7,019	8,519
Total non-interest expense	42,981	37,053	81,823	80,714
INCOME BEFORE PROVISION FOR INCOME TAXES	38,164	12,867	67,337	16,883
PROVISION FOR INCOME TAXES	9,672	3,728	17,047	4,778
NET INCOME	28,492	9,139	50,290	12,105
Dividends on preferred shares	195	195	391	391
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$28,297	$8,944	$49,899	$11,714
EARNINGS PER COMMON SHARE
Basic	$0.75	$0.24	$1.31	$0.31
Diluted	$0.73	$0.24	$1.29	$0.31

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$28,492	$9,139	$50,290	$12,105
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	15,694	13,402	(24,437)	30,067
Reclassification adjustments for net (gains) losses included in net income	136	—	(1,326)	(1,375)
Tax effect	(4,409)	(3,732)	7,173	(7,990)
Net of tax	11,421	9,670	(18,590)	20,702
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(4,037)	—	955	—
Reclassification adjustments for net losses included in net income	21	21	42	42
Tax effect	1,119	(6)	(277)	(11)
Net of tax	(2,897)	15	720	31
Total other comprehensive income (loss)	8,524	9,685	(17,870)	20,733
Comprehensive income	$37,016	$18,824	$32,420	$32,838

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
'(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$—	$(700)	$750,115
Net income	—	—	—	—	—	2,966	—	—	2,966
Other comprehensive income, net of tax	—	—	—	—	—	—	—	11,048	11,048
Issuance of common stock upon exercise of stock options	—	—	55,402	1	676	—	—	—	677
Restricted stock activity	—	—	174,036	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	15,569	—	268	—	—	—	268
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,151)	—	—	(1,151)
Repurchase of common stock	—	—	(118,486)	—	—	—	(1,668)	—	(1,668)
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Balance, March 31, 2020	10,438	$10,438	38,383,021	$380	$582,517	$160,652	$(1,668)	$10,348	$762,667
Net income	—	—	—	—	—	9,139	—	—	9,139
Other comprehensive income, net of tax	—	—	—	—	—	—	—	9,685	9,685
Issuance of common stock upon exercise of stock options	—	—	5,196	—	56	—	—	—	56
Restricted stock activity	—	—	—	1	(1)	—	—	—	—
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,152)	—	—	(1,152)
Share-based compensation expense	—	—	—	—	735	—	—	—	735
Balance, June 30, 2020	10,438	$10,438	38,388,217	$381	$583,307	$168,444	$(1,668)	$20,033	$780,935
Net income	—	—	—	—	—	13,071	—	—	13,071
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(709)	(709)
Issuance of common stock upon exercise of stock options	—	—	165,375	1	1,814	—	—	—	1,815
Restricted stock activity	—	—	(5,886)	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	21,210	1	268	—	—	—	269
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,157)	—	—	(1,157)
Share-based compensation expense	—	—	—	—	668	—	—	—	668
Balance, September 30, 2020	10,438	$10,438	38,568,916	$383	$586,057	$180,162	$(1,668)	$19,324	$794,696
Net income						$12,291			$12,291
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,277)	(1,277)
Issuance of common stock upon exercise of stock options	—	—	49,138	1	540	—	—	—	541
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.03 per share)	—	—	—	—	—	(1,159)	—	—	(1,159)
Share-based compensation expense	—	—	—	—	568	—	—	—	568
Balance, December 31, 2020	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2021	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	21,798	—	—	21,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,394)	(26,394)
Issuance of common stock upon exercise of stock options	—	—	55,908	1	750	—	—	—	751
Restricted stock activity	—	—	274,739	—	—	—	(244)	—	(244)
Issuance of common stock in connection with employee stock purchase plan	—	—	25,894	—	515	—	—	—	515
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,315)	—	—	(2,315)
Repurchase of common stock	—	—	(332,744)	—	—	—	(6,363)	—	(6,363)
Share-based compensation expense	—	—	—	—	779	—	—	—	779
Balance, March 31, 2021	10,438	$10,438	38,641,851	$385	$589,209	$210,385	$(8,275)	$(8,347)	$793,795
Net income	—	—	—	—	—	28,492	—	—	28,492
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,524	8,524
Issuance of common stock upon exercise of stock options	—	—	11,031	—	135	—	—	—	135
Restricted stock activity	—	—	(19,166)	—	—	—	(344)	—	(344)
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,319)	—	—	(2,319)
Repurchase of common stock	—	—	(538,744)	—	—	—	(12,093)	—	(12,093)
Share-based compensation expense	—	—	—	—	1,078	—	—	—	1,078
Balance, June 30, 2021	10,438	$10,438	38,094,972	$385	$590,422	$236,363	$(20,712)	$177	$817,073

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,290	$12,105
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	2,398	29,973
Impairment loss on assets held for sale	2,546	715
Depreciation and amortization of premises and equipment	3,146	3,207
Net amortization of securities	4,505	2,772
Net change in fair value of equity securities, net	(311)	(147)
Net gains on sales of securities available-for-sale	(1,326)	(1,375)
Net losses (gains) on sales and valuation adjustments of premises and equipment	(282)	172
Net gains on sales of loans	(20,589)	(11,229)
Originations of U.S. government guaranteed loans	(194,507)	(133,322)
Proceeds from U.S. government guaranteed loans sold	240,323	127,571
Accretion of premiums and discounts on acquired loans, net	(3,363)	(6,843)
Net change in servicing assets	(2,641)	1,120
Net losses on sales and valuation adjustments of other real estate owned	869	680
Net amortization of other acquisition accounting adjustments	3,563	3,748
Amortization of subordinated debt issuance cost	87	2
Accretion of junior subordinated debentures discount	231	260
Share-based compensation expense	1,857	1,343
Deferred tax provision, net of valuation	3,950	1,233
Increase in cash surrender value of bank owned life insurance	(619)	(146)
Loss on redemption of junior subordinated debentures	—	112
Changes in assets and liabilities:
Accrued interest receivable and other assets	(6,697)	3,338
Accrued interest payable and other liabilities	(15,603)	8,008
Net cash provided by operating activities	67,827	43,297
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(490,527)	(469,896)
Proceeds from maturities and calls of securities available-for-sale	25,867	111,981
Proceeds from paydowns of securities available-for-sale	198,969	99,367
Proceeds from sales of securities available-for-sale	280,962	45,417
Proceeds from maturities and calls of securities held-to-maturity	500	—
Redemption (purchases) of Federal Home Loan Bank stock, net	(1,420)	15,895
Net change in loans and leases	(133,221)	(609,709)
Purchases of premises and equipment	(1,136)	(3,401)
Proceeds from sales of premises and equipment	296	—
Proceeds from sales of assets held for sale	2,798	—
Proceeds from sales of other real estate owned	1,500	650
Investment in bank owned life insurance	(50,000)	—
Proceeds from bank owned life insurance death benefit	—	69
Net cash used in investing activities	(165,412)	(809,627)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$340,198	$810,805
Proceeds from short-term borrowings	7,206,000	4,901,800
Repayments of short-term borrowings	(7,328,000)	(5,387,800)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPFL) advances	196,679	449,889
Repayments of PPPLF advances	(263,929)	—
Proceeds from subordinated notes, net	—	48,775
Repayments of junior subordinated debentures	—	(1,500)
Net increase (decrease) in securities sold under agreements to repurchase	(11,815)	6,887
Dividends paid on preferred stock	(391)	(391)
Dividends paid on common stock	(4,584)	(2,274)
Proceeds from issuance of common stock	1,159	1,001
Repurchases of common stock	(18,456)	(1,668)
Net cash provided by financing activities	116,861	825,524
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,276	59,194
CASH AND CASH EQUIVALENTS, beginning of period	83,420	80,737
CASH AND CASH EQUIVALENTS, end of period	$102,696	$139,931
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,913	$17,119
Cash paid during the period for taxes	$11,062	$3,309
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common dividend declared, not paid	$50	$1,177

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2020, 2019, and 2018.

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

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of reference rate reform to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$13,481	$158	$—	$13,639
U.S. Government agencies	130,724	1,326	(1,340)	130,710
Obligations of states, municipalities, and political subdivisions	101,695	4,503	(108)	106,090
Residential mortgage-backed securities
Agency	828,898	3,800	(9,506)	823,192
Non-agency	60,718	302	(550)	60,470
Commercial mortgage-backed securities
Agency	254,073	4,352	(2,261)	256,164
Corporate securities	62,977	2,287	(19)	65,245
Asset-backed securities	40,201	81	(3)	40,279
Total	$1,492,767	$16,809	$(13,787)	$1,495,789

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,890	$157	$—	$4,047
Total	$3,890	$157	$—	$4,047

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$23,468	$344	$—	$23,812
U.S. Government agencies	113,088	600	(137)	113,551
Obligations of states, municipalities, and political subdivisions	135,513	6,991	(85)	142,419
Residential mortgage-backed securities
Agency	764,951	13,645	(205)	778,391
Non-agency	32,654	332	(5)	32,981
Commercial mortgage-backed securities
Agency	244,496	6,046	(390)	250,152
Corporate securities	59,020	1,850	(102)	60,768
Asset-backed securities	45,255	26	(125)	45,156
Total	$1,418,445	$29,834	$(1,049)	$1,447,230

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,395	$178	$—	$4,573
Total	$4,395	$178	$—	$4,573

The Company did not classify securities as trading during the six months ended June 30, 2021 or during 2020.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	9	$83,660	$(1,340)	$—	$—	$83,660	$(1,340)
Obligations of states, municipalities and political subdivisions	4	4,076	(108)	—	—	4,076	(108)
Residential mortgage-backed securities
Agency	48	602,898	(9,487)	2,058	(19)	604,956	(9,506)
Non-agency	4	27,077	(550)	—	—	27,077	(550)
Commercial mortgage-backed securities
Agency	15	92,039	(2,261)	—	—	92,039	(2,261)
Corporate securities	1	1,981	(19)	—	—	1,981	(19)
Other securities	2	7,996	(3)	—	—	7,996	(3)
Total	83	$819,727	$(13,768)	$2,058	$(19)	$821,785	$(13,787)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$30,639	$(137)	$—	$—	$30,639	$(137)
Obligations of states, municipalities and political subdivisions	2	210	(85)	—	—	210	(85)
Residential mortgage-backed securities
Agency	8	45,253	(198)	472	(7)	45,725	(205)
Non-agency	2	3,963	(5)	—	—	3,963	(5)
Commercial mortgage-backed securities
Agency	8	55,554	(390)	—	—	55,554	(390)
Corporate securities	6	10,916	(102)	—	—	10,916	(102)
Asset-backed securities	6	24,436	(99)	4,952	(26)	29,388	(125)
Total	37	$170,971	$(1,016)	$5,424	$(33)	$176,395	$(1,049)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 83 securities available-for-sale with unrealized losses at June 30, 2021. There were no securities held-to-maturity with unrealized losses at June 30, 2021. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses, for the three and six months ended June 30, 2021 and 2020 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds	$97,549	$—	$186,850	$45,417
Gross gains	769	—	2,395	1,457
Gross losses	905	—	1,069	82

There were $136,000 in net losses and $1.3 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2021, respectively. There were no gains or losses and $1.4 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2020, respectively.

Securities posted as collateral were $362.9 million and $731.8 million at June 30, 2021 and December 31, 2020, respectively, of which carrying amounts of $362.9 million and $323.9 million were pledged at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $302.3 million and $245.1 million, respectively, and for customer repurchase agreements of $44.4 million and $64.1 million, respectively. At June 30, 2021 and December 31, 2020, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2021, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$28,710	$29,062
Due from one to five years	27,097	28,195
Due from five to ten years	202,951	206,348
Due after ten years	90,320	92,358
Mortgage-backed securities	1,143,689	1,139,826
Total	$1,492,767	$1,495,789
Held-to-maturity
Due from one to five years	3,890	4,047
Total	$3,890	$4,047

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2021	2020
Commercial real estate	$1,500,320	$1,416,731
Residential real estate	521,699	569,387
Construction, land development, and other land	275,896	231,602
Commercial and industrial	1,414,736	1,372,452
Paycheck Protection Program ("PPP")	488,169	527,044
Installment and other	1,432	1,942
Lease financing receivables	272,511	223,295
Total loans and leases	4,474,763	4,342,453
Net unamortized deferred fees and costs	(9,182)	(5,764)
Initial direct costs	3,876	3,846
Allowance for loan and lease losses	(61,719)	(66,347)
Net loans and leases	$4,407,738	$4,274,188

	June 30,	December 31,
	2021	2020
Lease financing receivables
Net minimum lease payments	$277,105	$234,472
Unguaranteed residual values	17,433	8,690
Unearned income	(22,027)	(19,867)
Total lease financing receivables	272,511	223,295
Initial direct costs	3,876	3,846
Lease financial receivables before allowance for lease losses	$276,387	$227,141

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At June 30, 2021 and December 31, 2020, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $598.8 million and $635.0 million, respectively. At June 30, 2021 and December 31, 2020, the discount on the unguaranteed portion of U.S. government guaranteed loans was $28.9 million and $28.3 million, respectively, which are included in total loans and leases. At June 30, 2021 and December 31, 2020, installment and other loans included overdraft deposits of $160,000 and $496,000, respectively, which were reclassified as loans. At June 30, 2021 and December 31, 2020, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $2.3 billion, respectively.

The minimum annual lease payments for lease financing receivables as of June 30, 2021 are summarized as follows:

Minimum Lease Payments
2021	$50,515
2022	87,321
2023	65,120
2024	42,296
2025	25,208
Thereafter	6,645
Total	$277,105

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2021 and December 31, 2020:

June 30, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,156,824	$91,313	$254,739	$1,502,876
Residential real estate	389,758	67,401	65,119	522,278
Construction, land development, and other land	271,710	2,008	208	273,926
Commercial and industrial	1,350,471	7,444	58,320	1,416,235
Paycheck Protection Program	476,282	—	—	476,282
Installment and other	982	180	311	1,473
Lease financing receivables	267,300	—	9,087	276,387
Total loans and leases	$3,913,327	$168,346	$387,784	$4,469,457

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,017,587	$108,484	$295,599	$1,421,670
Residential real estate	414,220	78,840	79,211	572,271
Construction, land development, and other land	226,408	4,113	212	230,733
Commercial and industrial	1,276,527	10,178	82,195	1,368,900
Paycheck Protection Program	517,815	—	—	517,815
Installment and other	1,267	202	536	2,005
Lease financing receivables	214,636	—	12,505	227,141
Total loans and leases	$3,668,460	$201,817	$470,258	$4,340,535

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.9 million and $6.5 million, at June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$133,872	$91,313	$154,233	$108,484
Residential real estate	114,377	67,401	126,086	78,840
Construction, land development, and other land	9,556	2,008	12,677	4,113
Commercial and industrial	12,541	7,444	15,925	10,178
Installment and other	879	180	917	202
Total acquired impaired loans	$271,225	$168,346	$309,838	$201,817

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$25,262	$37,037	$27,696	$40,009
Accretion to interest income	(3,109)	(4,452)	(6,816)	(9,657)
Reclassification from nonaccretable difference, net	2,321	(717)	3,594	1,516
Ending balance	$24,474	$31,868	$24,474	$31,868

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$260,254	$254,739	$302,091	$295,599
Residential real estate	65,815	65,119	80,104	79,211
Construction, land development, and other land	274	208	278	212
Commercial and industrial	60,471	58,320	84,608	82,195
Installment and other	322	311	553	536
Lease financing receivables	10,367	9,087	13,978	12,505
Total acquired non-impaired loans and leases	$397,503	$387,784	$481,612	$470,258

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2021 and 2020 are as follows:

June 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Provisions (release)	(823)	(730)	(166)	(502)	—	(3)	255	(1,969)
Charge-offs	(202)	—	—	(1,829)	—	—	(385)	(2,416)
Recoveries	68	3	—	313	—	—	130	514
Ending balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Six months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provisions (release)	1,783	(1,032)	(407)	1,444	—	(6)	616	2,398
Charge-offs	(2,080)	(11)	(326)	(4,716)	—	—	(749)	(7,882)
Recoveries	254	7	—	373	—	—	222	856
Ending balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending balance:
Individually evaluated for impairment	$7,607	$52	$—	$17,931	$—	$—	$—	$25,590
Collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Loans acquired with deteriorated credit quality	2,191	334	8	1,337	—	—	—	3,870
Total allowance for loan and lease losses	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$54,182	$1,421	$—	$39,516	$—	$—	$—	$95,119
Collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Loans acquired with deteriorated credit quality	91,313	67,401	2,008	7,444	—	180	—	168,346
Total loans and leases	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457

June 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$11,851	$2,778	$1,004	$24,139	$—	$53	$2,015	$41,840
Provisions (release)	3,306	956	487	10,695	—	(17)	91	15,518
Charge-offs	(1,088)	(4)	—	(4,845)	—	—	(561)	(6,498)
Recoveries	41	11	—	119	—	—	269	440
Ending balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Six months ended
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provisions (release)	7,728	1,740	881	19,241	—	(14)	397	29,973
Charge-offs	(1,640)	(9)	—	(8,803)	—	—	(1,018)	(11,470)
Recoveries	57	20	—	293	—	—	491	861
Ending balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending balance:
Individually evaluated for impairment	$3,525	$80	$—	$10,409	$—	$—	$—	$14,014
Collectively evaluated for impairment	8,576	2,898	1,404	17,822	—	36	1,814	32,550
Loans acquired with deteriorated credit quality	2,009	763	87	1,877	—	—	—	4,736
Total allowance for loan and lease losses	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300

June 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$36,751	$1,805	$4,189	$35,545	$—	$—	$—	$78,290
Collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Loans acquired with deteriorated credit quality	126,405	90,784	4,784	13,485	—	226	—	235,684
Total loans and leases	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122

The Company decreased the allowance for loan and lease losses by $3.9 million and $4.6 million for the three and six months ended June 30, 2021, respectively, and increased it by $9.5 million and $19.4 million for the three and six months ended June 30, 2020, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $285,000 and $2.6 million for the three and six months ended June 30, 2021, respectively, and increased the allowance for loan and lease losses by $434,000 and $2.0 million for the three and six months ended June 30, 2020, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company decreased the allowance for loan and lease losses by $744,000 and increased it by $1.6 million for the three and six months ended June 30, 2021 respectively, and by $579,000 and $3.3 million for the three and six months ended June 30, 2020, respectively. For loans collectively evaluated for impairment, the Company decreased the allowance for loan and lease losses by $2.8 million and $3.7 million for the three and six months ended June 30, 2021, and increased the allowance for loan and lease losses by $8.4 million and $14.1 million for the three and six months ended June 30, 2020, respectively.

An allowance for loan and lease loss allocation has not been made for Paycheck Protection Program (“PPP”) loans as the loans have a 100% Small Business Association ("SBA") guarantee. On a quarterly basis, the Company assesses the collectability of its government guarantee using historical experience.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of June 30, 2021 and December 31, 2020, which exclude acquired impaired loans. For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$24,732	$26,570	$—
Residential real estate	1,271	1,384	—
Commercial and industrial	12,995	16,090	—
With an allowance recorded
Commercial real estate	29,450	31,353	7,607
Residential real estate	150	152	52
Commercial and industrial	26,521	29,008	17,931
Total impaired loans	$95,119	$104,557	$25,590

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—
Residential real estate	1,558	1,644	—
Commercial and industrial	17,944	19,917	—
With an allowance recorded
Commercial real estate	13,696	14,919	5,034
Residential real estate	272	274	78
Commercial and industrial	29,412	32,018	18,848
Total impaired loans	$95,355	$103,564	$23,960

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the six months ended:

June 30, 2021	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$30,770	$616
Residential real estate	2,247	29
Commercial and industrial	17,868	296
With an allowance recorded
Commercial real estate	25,940	553
Residential real estate	245	2
Commercial and industrial	30,227	991
Total impaired loans	$107,297	$2,487

June 30, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$20,544	$555
Residential real estate	1,398	15
Construction, land development, and other land	3,094	220
Commercial and industrial	16,651	262
With an allowance recorded
Commercial real estate	13,402	339
Residential real estate	512	21
Commercial and industrial	22,948	746
Total impaired loans	$78,549	$2,158

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2021 and December 31, 2020:

June 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,159,888	$431,503	$235,336	$1,136,869	$476,282	$1,205	$272,949	$3,714,032
Watch	149,105	16,281	29,144	192,552	—	88	42	387,212
Special Mention	48,466	4,670	7,438	38,526	—	—	2,280	101,380
Substandard	54,104	2,423	—	40,844	—	—	701	98,072
Doubtful	—	—	—	—	—	—	415	415
Loss	—	—	—	—	—	—		—
Total	$1,411,563	$454,877	$271,918	$1,408,791	$476,282	$1,293	$276,387	$4,301,111

December 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,064,623	$463,103	$180,458	$1,027,399	$517,815	$1,706	$222,818	$3,477,922
Watch	134,381	22,086	46,162	225,930	—	96	47	428,702
Special Mention	60,022	3,795	—	56,784	—	—	2,721	123,322
Substandard	54,160	4,447	—	48,609	—	1	955	108,172
Doubtful	—	—	—	—	—	—	600	600
Loss	—	—	—	—	—	—	—	—
Total	$1,313,186	$493,431	$226,620	$1,358,722	$517,815	$1,803	$227,141	$4,138,718

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2021 and December 31, 2020:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,025	$128	$—	$17,363	$22,516	$1,389,047	$1,411,563
Residential real estate	2,547	1,191	—	1,943	5,681	449,196	454,877
Construction, land development, and other land	—	—	—	—	—	271,918	271,918
Commercial and industrial	1,791	250	—	15,208	17,249	1,391,542	1,408,791
Paycheck Protection Program	—	—	—	—	—	476,282	476,282
Installment and other	—	—	—	—	—	1,293	1,293
Lease financing receivables	748	115	—	1,000	1,863	274,524	276,387
Total	$10,111	$1,684	$—	$35,514	$47,309	$4,253,802	$4,301,111

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$1,544	$4,194	$—	$15,969	$21,707	$1,291,479	$1,313,186
Residential real estate	1,686	—	—	1,929	3,615	489,816	493,431
Construction, land development, and other land	—	—	—	—	—	226,620	226,620
Commercial and industrial	4,521	1,290	—	21,936	27,747	1,330,975	1,358,722
Paycheck Protection Program						517,815	517,815
Installment and other	6	—	—	1	7	1,796	1,803
Lease financing receivables	996	376	—	1,268	2,640	224,501	227,141
Total	$8,753	$5,860	$—	$41,103	$55,716	$4,083,002	$4,138,718

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of June 30, 2021 and December 31, 2020:

June 30, 2021	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,148	$2,148	$—	$209
Commercial and industrial	1	68	68	—	115
Residential real estate	2	179	179	—	—
Total accruing	11	2,395	2,395	—	324
Non-accruing:
Commercial real estate	4	1,912	1,796	116	429
Commercial and industrial	7	3,305	2,645	660	1,288
Total non-accruing	11	5,217	4,441	776	1,717
Total troubled debt restructurings	22	$7,612	$6,836	$776	$2,041

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate	4	1,609	1,362	247	102
Commercial and industrial	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441

In addition, there was no commitment outstanding on troubled debt restructurings at June 30, 2021 or December 31, 2020.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2021 and 2020 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Accruing:
Beginning balance	$2,719	$1,725	$2,495	$1,771
Additions	—	—	281	—
Net payments	(324)	(30)	(381)	(76)
Net transfers from non-accrual	—	1,456	—	1,456
Ending balance	2,395	3,151	2,395	3,151
Non-accruing:
Beginning balance	5,585	12,117	5,650	8,800
Additions	—	1,375	673	5,633
Net payments	(641)	(445)	(984)	(1,386)
Charge-offs	(503)	(4,142)	(898)	(4,142)
Net transfers to accrual	—	(1,456)	—	(1,456)
Ending balance	4,441	7,449	4,441	7,449
Total troubled debt restructurings	$6,836	$10,600	$6,836	$10,600

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2021.

At June 30, 2021 and December 31, 2020, the reserve for unfunded commitments was $1.6 million and $1.9 million, respectively. During the three and six months ended June 30, 2021, there was a release for unfunded commitments of $163,000 and $283,000, respectively. During the three and six months ended June 30, 2020, the provision for unfunded commitments was $492,000 and $691,000, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$22,140	$17,800	$22,042	$19,471
Additions, net	2,536	1,262	4,139	2,655
Changes in fair value	7	(711)	(1,498)	(3,775)
Ending balance	$24,683	$18,351	$24,683	$18,351

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Loan portfolios serviced for:
SBA guaranteed loans	$1,484,630	$1,395,713
USDA guaranteed loans	149,574	135,543
Total	$1,634,204	$1,531,256

Loan servicing revenue totaled $3.2 million and $3.0 million for each of the three months ended June 30, 2021 and 2020, respectively. Loan servicing revenue totaled $6.0 million and $5.7 million for each of the six months ended June 30, 2021 and 2020, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a upward valuation adjustment of $7,000 and a downward valuation adjustment of $711,000 for three months ended June 30, 2021 and 2020, respectively. Loan servicing asset revaluations resulted in downward valuation adjustments of $1.5 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$5,952	$9,273	$6,350	$9,896
Net additions to OREO	—	64	436	86
Proceeds from sales of OREO	(1,130)	(386)	(1,500)	(650)
Gains (losses) on sales of OREO	(9)	3	19	85
Valuation adjustments	(396)	(302)	(888)	(765)
Ending balance	$4,417	$8,652	$4,417	$8,652

At June 30, 2021 and December 31, 2020, the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3.2 million and $3.3 million, respectively.

There were no internally financed sales of OREO for the three and six months ended June 30, 2021 or 2020.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of June 30, 2021:

	Balance Sheet Line Item	June 30, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$12,511
Operating lease liability	Accrued interest payable and other liabilities	14,916

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At June 30, 2021, the weighted-average discount rate of operating leases was 0.83% and the weighted average remaining life of operating leases was 6.0 years.

The future minimum lease payments for operating leases, subsequent to June 30, 2021, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2021	$2,390
2022	3,791
2023	2,450
2024	2,233
2025	1,544
Thereafter	3,147
Total undiscounted lease payments	15,555
Less: imputed interest	(639)
Net lease liabilities	$14,916

The Company’s rental expenses for the three months ended June 30, 2021 and 2020 were $1.3 million and $1.6 million, respectively. The Company’s rental expenses for the six months ended June 30, 2021 and 2020 were $2.7 million and $3.3 million, respectively. For the three months ended June 30, 2021 and 2020, the Company received $158,000 and $182,000, respectively, in sublease income. For the six months ended June 30, 2021 and 2020, the Company received $313,000 and $365,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $691,000, and the leases have contractual lives extending through 2025. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$20,126	$2,403	$148,353	$27,285	$2,724
Amortization	—	(1,780)	(68)	—	(1,826)	(66)
Ending balance	$148,353	$18,346	$2,335	$148,353	$25,459	$2,658
Accumulated amortization	N/A	$37,120	$881	N/A	$30,007	$558
Weighted average remaining amortization period	N/A	5.2 Years	8.8 Years	N/A	6.0 Years	9.9 Years

	Six Months Ended June 30,
	2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791
Amortization	—	(3,463)	(134)	—	(3,652)	(133)
Ending balance	$148,353	$18,346	$2,335	$148,353	$25,459	$2,658
Accumulated amortization	N/A	$37,120	$881	N/A	$30,007	$558
Weighted average remaining amortization period	N/A	5.2 Years	8.8 Years	N/A	6.0 Years	9.9 Years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2021:

Estimated Amortization
2021	$3,476
2022	6,386
2023	4,336
2024	2,286
2025	1,721
Thereafter	2,476
Total	$20,681

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the six months ended June 30, 2021 and 2020 was 25.3% and 28.3%, respectively. The Company recorded discrete income tax benefit of $72,000 and a provision of $76,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2021 and 2020, respectively.

Net deferred tax assets increased to $43.1 million at June 30, 2021 compared to $40.2 million at December 31, 2020. The net increase in the total net deferred tax assets recorded as of June 30, 2021 was primarily a result of unrealized losses on available-for-sale securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2021, 2022, and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2026 to April 30, 2034.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Non-interest-bearing demand deposits	$2,089,455	$1,762,676
Interest-bearing checking accounts	653,558	494,424
Money market demand accounts	1,023,675	1,142,709
Other savings	613,136	564,700
Time deposits (below $250,000)	567,469	600,810
Time deposits ($250,000 and above)	144,902	186,712
Total deposits	$5,092,195	$4,752,031

Time deposits of $250,000 or more included $35.0 million of brokered deposits at December 31, 2020, and none at June 30, 2021.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Paycheck Protection Program Liquidity Facility	$304,657	$371,907
Federal Home Loan Bank advances	112,000	234,000
Securities sold under agreements to repurchase	30,179	41,994
Line of credit	—	—
Total	$446,836	$647,901

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”). Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of June 30, 2021, the PPPLF balance was $304.7 million with an interest rate of 0.35% with various maturity dates from April 2022 to February 2026.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2021 and December 31, 2020, there were no outstanding advances under the Federal Reserve Bank discount window line.

At June 30, 2021, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $112.0 million, with interest rates ranging from 0.00% to 0.22% and maturities ranging from July 2021 to May 2022 . Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2021 and December 31, 2020, the line of credit had no outstanding balance. On October 9, 2020, the Company extended the maturity of the credit facility to October 8, 2021.

The following table presents short-term credit lines available for use as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Federal Home Loan Bank line	$2,227,378	$2,016,212
Federal Reserve Bank of Chicago discount window line	826,073	874,677
Available federal funds lines	115,000	115,000

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

As of June 30, 2021, the net liability outstanding of the subordinated notes was $73.4 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At June 30, 2021 and December 31, 2020, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2021	Aggregate Principal Amount December 31, 2020	Stated Maturity	Contractual Rate at June 30, 2021	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	2.91%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	1.90%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(8,318)	(8,549)
Total liability, at carrying value	$36,682	$36,451

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (2.91% and 3.02% at June 30, 2021 and December 31, 2020, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $41,000 and $45,000 as of June 30, 2021 and December 31, 2020, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (1.90% and 2.00% at June 30, 2021 and December 31, 2020, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $8,000 and $9,000 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$148,748	$1,466,449	$1,615,197	$106,183	$1,261,872	$1,368,055
Letters of credit	652	58,854	59,506	652	58,120	58,772
Total	$149,400	$1,525,303	$1,674,703	$106,835	$1,319,992	$1,426,827

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.5% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2048.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
June 30, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$13,639	$13,639	$—	$—
U.S. Government agencies	130,710	—	130,710	—
Obligations of states, municipalities, and political subdivisions	106,090	—	106,090	—
Mortgage-backed securities; residential
Agency	823,192	—	823,192	—
Non-Agency	60,470	—	60,470	—
Mortgage-backed securities; commercial
Agency	256,164	—	256,164	—
Corporate securities	65,245	—	65,245	—
Asset-backed securities	40,279	—	40,279	—
Equity and other securities, at fair value
Mutual funds	4,442	4,442	—	—
Equity securities	6,133	—	5,448	685
Servicing assets	24,683	—	—	24,683
Derivative assets	14,025	—	14,025	—
Financial liabilities
Derivative liabilities	13,662	—	13,662	—

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$23,812	$23,812	$—	$—
U.S. Government agencies	113,551	—	113,551	—
Obligations of states, municipalities, and political subdivisions	142,419	—	142,419
Mortgage-backed securities; residential
Agency	778,391	—	778,391	—
Non-Agency	32,981	—	32,981	—
Mortgage-backed securities; commercial
Agency	250,152	—	250,152	—
Corporate securities	60,768	—	60,768	—
Asset-backed securities	45,156	—	45,156	—
Equity and other securities, at fair value
Mutual funds	2,983	2,983	—	—
Equity securities	5,781	—	5,096	685
Servicing assets	22,042	—	—	22,042
Derivative assets	17,149	—	17,149	—
Financial liabilities
Derivative liabilities	18,133	—	18,133	—

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2021 and 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2021	2020	2021	2020
	Investment Securities		Servicing Assets
Balance, beginning of period	$685	$700	$22,042	$19,471
Additions, net	—	—	4,139	2,655
Change in fair value	—	(19)	(1,498)	(3,775)
Balance, end of period	$685	$681	$24,683	$18,351

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2021:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.2% - 6.4%	4.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.1% - 31.1%	14.3%	Decrease
		Discount rate	(14.1)% - 47.8%	7.2%	Decrease
		Expected weighted average loan life	0.2 - 8.6 years	3.8 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
June 30, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$46,575	$—	$—	$46,575
Residential real estate	1,369	—	—	1,369
Commercial and industrial	21,585	—	—	21,585
Assets held for sale	11,799	—	—	11,799
Other real estate owned	4,417	—	—	4,417

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$41,135	$—	$—	$41,135
Residential real estate	1,752	—	—	1,752
Commercial and industrial	28,508	—	—	28,508
Assets held for sale	13,023	—	—	13,023
Other real estate owned	6,350	—	—	6,350

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2021		2020
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$50,558	$50,558	$41,432	$41,432
Interest bearing deposits with other banks	2	52,138	52,138	41,988	41,988
Securities held-to-maturity	2	3,890	4,047	4,395	4,573
Other restricted stock	2	11,927	11,927	10,507	10,507
Loans held for sale	3	25,046	28,629	7,924	8,848
Loans and lease receivables, net (less impaired loans at fair value)	3	4,338,209	4,332,000	4,202,793	4,205,906
Accrued interest receivable	3	19,777	19,777	20,678	20,678
Financial liabilities
Non-interest-bearing deposits	2	2,089,455	2,089,455	1,762,676	1,762,676
Interest-bearing deposits	2	3,002,740	3,003,511	2,989,355	2,990,735
Accrued interest payable	2	895	895	1,478	1,478
Paycheck Protection Program Liquidity Facility	2	304,657	304,657	371,907	371,907
Federal Home Loan Bank advances	2	112,000	112,000	234,000	234,000
Securities sold under repurchase agreement	2	33,072	33,072	41,994	41,994
Subordinated notes	2	73,429	84,809	73,342	76,627
Junior subordinated debentures	3	36,682	40,761	36,451	40,543

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$400,000	$1,240	$(285)	$—	$—	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	465,512	12,785	(13,367)	383,410	17,149	(18,116)
Other credit derivatives	8,004	—	(10)	8,437	—	(17)
Total derivatives	$873,516	$14,025	$(13,662)	$391,847	$17,149	$(18,133)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $400.0 million as of June 30, 2021. There were no cash flow hedges outstanding at December 31, 2020. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2021, the cash flow hedges aggregating $400.0 million in notional amounts are comprised of five forward starting pay fixed interest rate swaps, of which one for $100.0 million is effective in March 2022; one for $50.0 million is effective in September 2022; two totaling $200.0 million are effective in March 2023; and one for $50.0 million is effective May 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $274,000 as of June 30, 2021 and $304,000 as of December 31, 2020. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $21,000 during the three months ended June 30, 2021, and 2020, respectively, and is reported as a component of interest expense on other borrowings. Interest recorded on these swap transactions was $42,000 during the six months ended June 30, 2021, and 2020, respectively, and is reported as a component of interest expense on other borrowings. As of June 30, 2021, the Company estimates $592,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of June 30, 2021:

Notional amounts	$400,000
Derivative assets fair value	1,240
Derivative liabilities fair value	285
Weighted average maturity	5.4 years

The weighted average pay rates of the forward swaps are 0.98% and weighted average receive rates will be determined at the time the forward swaps become effective.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2021			June 30, 2020
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$955	$(42)	$—	$—	$(42)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $465.5 million as of June 30, 2021 with maturities ranging from January 2022 to March 2030. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2021 and 2020, there were $664,000 and $154,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2021 and 2020, there were $706,000 and $660,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2021:

Notional amounts	$465,512
Derivative assets fair value	12,785
Derivative liabilities fair value	13,367
Weighted average pay rates	4.24%
Weighted average receive rates	2.96%
Weighted average maturity	5.6 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $8.0 million and $8.4 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Other interest rate derivatives	$(172)	$(17)	$384	$(740)
Other credit derivatives	2	1	7	(11)
Total	$(170)	$(16)	$391	$(751)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2021		December 31, 2020
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$14,025	$(13,662)	$17,149	$(18,133)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$14,025	$(13,662)	$17,149	$(18,133)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,554)	1,554	—	—
Collateral posted	(12,471)	11,939	(17,149)	18,133
Net credit exposure	$—	$(169)	$—	$—

As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.7 million. The Company has posted $11.9 million collateral related to these agreements as of June 30, 2021. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.6 million of $12.1 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2021, there were 712,718 shares available for future grants under the Omnibus Plan.

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

The following table discloses the changes in restricted shares for the six months ended June 30, 2021:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2021	383,539	$18.75
Granted	293,587	19.17
Vested	(98,506)	19.61
Forfeited	(9,262)	20.66
Ending balance outstanding at June 30, 2021	569,358	$18.79

A total of 98,506 restricted shares vested during the six months ended June 30, 2021. A total of 113,264 restricted shares vested during the year ended December 31, 2020. The fair value of restricted shares that vested during the six months ended June 30, 2021 was $2.1 million. The fair value of restricted shares that vested during the year ended December 31, 2020 was $1.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Total share-based compensation - restricted stock	$1,886	$1,336
Income tax benefit	525	372
Unrecognized compensation expense	8,578	6,329
Weighted-average amortization period remaining	2.5 years	2.7 years

The fair value of the unvested restricted stock awards at June 30, 2021 was $12.9 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively; the Company did not grant any stock options during 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,359,548 shares remain outstanding under the BYB Plan at June 30, 2021.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at June 30, 2021.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2021:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	1,390,579	$11.36	$5,724	4.4
Exercised	(31,031)	14.86	$145
Expired	—
Ending balance outstanding at June 30, 2021	1,359,548	$11.28	$15,427	4.0
Exercisable at June 30, 2021	1,359,548	$11.28	$15,427	4.0

A total of 31,031 stock options were exercised during the six months ended June 30, 2021. During the six months ended June 30, 2021, proceeds from the exercise of stock options were $461,000 and related tax benefit was $40,000. A total of 19,496 stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2020, proceeds from the exercise of stock options were $253,000 and related tax benefit was $39,000. No stock options vested during the six months ended June 30, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Total share-based compensation - stock options	$—	$7
Income tax benefit	—	2
Unrecognized compensation expense - stock options	—	—
Weighted-average amortization period remaining	0.0 years	0.0 years

There are no unrecognized stock option compensation expenses as of June 30, 2021.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2021:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	233,630	$11.52	$918	3.3
Exercised	(35,908)	$11.84	$161
Expired	—
Ending balance outstanding at June 30, 2021	197,722	$11.46	$2,208	3.4
Exercisable at June 30, 2021	197,722	$11.46	$2,208	3.4

A total of 35,908 stock options were exercised during the six months ended June 30, 2021. During the six months ended June 30, 2021, proceeds from the exercise of stock options were $425,000 and related tax benefit was $45,000. A total of 255,615 stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2020, proceeds from the exercise of stock options were $2.8 million and related tax benefit was $219,000. No stock options vested during the three or six months ended June 30, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,557,270 and 1,860,646 shares of common stock were outstanding as of June 30, 2021 and 2020, respectively. There were 569,358 and 448,857 restricted stock awards outstanding at June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2020, 299,608 and 50,000 stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$28,492	$9,139	$50,290	$12,105
Less: Dividends on preferred shares	195	195	391	391
Net income available to common stockholders	$28,297	$8,944	$49,899	$11,714
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,965,658	37,919,480	38,064,381	37,931,406
Incremental shares	730,378	107,809	708,637	418,658
Weighted-average common stock outstanding (dilutive)	38,696,036	38,027,289	38,773,018	38,350,064
Basic earnings per common share	$0.75	$0.24	$1.31	$0.31
Diluted earnings per common share	$0.73	$0.24	$1.29	$0.31

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,113,698	38,736,540
Shares outstanding	38,094,972	38,618,054
Treasury shares	1,018,726	118,486

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

For the three months ended June 30, 2021 and 2020, the Company declared and paid dividends on the Series B preferred stock of $195,000. For the six months ended June 30, 2021 and 2020 the Company declared and paid dividends on the Series B preferred stock of $391,000

On December 10, 2020, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.2% of the Company’s outstanding common stock at December 31, 2020. The program will be in effect until December 31, 2022 unless terminated earlier.

The Company purchased 538,744 shares at a cost of $12.1 million under this program during the three months ended June 30, 2021. The Company purchased 871,488 shares at a cost of $18.5 million under this program during the six months ended June 30, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On July 27, 2021, the Company's Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, the Company is authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock and will be in effect until December 31, 2022.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. This program terminated on December 31, 2020. Under this stock repurchase program that terminated on December 31, 2020, the Company purchased an aggregate of 118,486 shares of the 1,250,000 total shares authorized for repurchase.

For the three and six months ended June 30, 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.06 per share and $0.12 per share. For the three and six months ended June 30, 2020, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.03 per share and $0.06 per share.

On July 27, 2021, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on August 24, 2021 to stockholders of record of the Company’s common stock as of August 10, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income (loss), net of tax	31	20,702	20,733
Balance, June 30, 2020	$(335)	$20,368	$20,033

Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income, net of tax	720	(18,590)	(17,870)
Balance, June 30, 2021	$415	$(238)	$177

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois and New York, and sales representatives in Illinois, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fourth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended June 30, 2021. Additionally, we provide trust and wealth management services to our customers. As of June 30, 2021, we had consolidated total assets of $6.5 billion, total gross loans and leases outstanding of $4.5 billion, total deposits of $5.1 billion, and total stockholders’ equity of $817.1 million.

Response to COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has caused health and economic concerns in the United States and globally. In response to this economic disruption, federal and state governments enacted laws intending to stimulate the economy during this time, including the $2.0 trillion Coronavirus Relief and Economic Security Act (the “CARES Act”), from which the PPP under the SBA was created. PPP loans originated before June 5, 2020 have a two-year term and bear an interest rate of 1.0%, however borrowers can request an extension to five years. PPP loans originated after June 5, 2020 have a five-year term and bear an interest rate of 1.0%.

As of June 30, 2021, over $500.0 million of PPP loans were in various stages of the SBA forgiveness process, with over $283.7 million approved for forgiveness by the SBA. On May 4, 2021, the SBA announced that the second round of PPP funding had been exhausted and new applications are no longer being accepted. The following table presents net PPP as of June 30, 2021:

	PPP Loan Size
(dollars in thousands)	First Round	Second Round	Total
Principal outstanding	$150,646	$337,523	$488,169
Unearned processing fee	(2,162)	(13,785)	(15,947)
Deferred cost	552	3,508	4,060
PPP loans, net	$149,036	$327,246	$476,282
Number of loans	914	2,552	3,466

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic. Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) January 1, 2022. At June 30, 2021, we had $3.7 million in active COVID-19 related payment deferrals, or 0.09% of loans and leases, excluding PPP loans.

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

Originated Loans and Leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. The new loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for loan and lease losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of non-refundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the new loans using methods that approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding. Additionally, once an acquired non-impaired loan reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2021, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2021, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2021, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
Summary of Operations
Net interest income	$58,174	$52,609	$114,814	$105,434
Provision for (release of) loan and lease losses	(1,969)	15,518	2,398	29,973
Non-interest income	21,002	12,829	36,744	22,136
Non-interest expense	42,981	37,053	81,823	80,714
Income before provision for income taxes	38,164	12,867	67,337	16,883
Provision for income taxes	9,672	3,728	17,047	4,778
Net income	28,492	9,139	50,290	12,105
Dividends on preferred shares	195	195	391	391
Income available to common stockholders	$28,297	$8,944	$49,899	$11,714
Common Share Data
Basic earnings per common share	$0.75	$0.24	$1.31	$0.31
Diluted earnings per common share	$0.73	$0.24	$1.29	$0.31
Adjusted diluted earnings per share(1)(3)	$0.77	$0.24	$1.34	$0.32
Weighted-average common shares outstanding (basic)	37,965,658	37,919,480	38,064,381	37,931,406
Weighted-average common shares outstanding (diluted)	38,696,036	38,027,289	38,773,018	38,350,064
Common shares outstanding	38,094,972	38,388,217	38,094,972	38,388,217
Cash dividends per common share	$0.06	$0.03	$0.12	$0.06
Dividend payout ratio on common stock	8.22%	12.50%	9.30%	19.35%
Tangible book value per common share(1)	$16.74	$15.47	$16.74	$15.47
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.74%	3.71%	3.76%	3.93%
Average cost of deposits	0.08%	0.36%	0.10%	0.54%
Efficiency ratio(2)	51.95%	53.73%	51.61%	60.30%
Adjusted efficiency ratio(1)(2)(3)	49.50%	53.73%	49.93%	59.74%
Non-interest expense to average assets	2.57%	2.41%	2.48%	2.76%
Adjusted non-interest expense to average assets(1)(3)	2.45%	2.41%	2.40%	2.74%
Return on average stockholders' equity	14.10%	4.74%	12.54%	3.16%
Adjusted return on average stockholders' equity(1)(3)	14.80%	4.74%	13.01%	3.29%
Return on average assets	1.70%	0.59%	1.52%	0.41%
Adjusted return on average assets(1)(3)	1.78%	0.59%	1.58%	0.43%
Non-interest income to total revenues(1)	26.53%	19.61%	24.24%	17.35%
Pre-tax pre-provision return on average assets(1)	2.16%	1.85%	2.11%	1.60%
Adjusted pre-tax pre-provision return on average assets(1)	2.28%	1.85%	2.19%	1.63%
Return on average tangible common stockholders' equity(1)	18.87%	7.05%	16.88%	4.99%
Adjusted return on average tangible common stockholders' equity(1)(3)	19.77%	7.05%	17.48%	5.17%
Non-interest-bearing deposits to total deposits	41.03%	35.67%	41.03%	35.67%
Loans and leases held for sale and loans and leases held for investment to total deposits	88.26%	88.62%	88.26%	88.62%
Deposits to total liabilities	88.97%	88.34%	88.97%	88.34%
Deposits per branch	$115,732	$86,989	$115,732	$86,989
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.79%	0.99%	0.79%	0.99%
ALLL to total loans and leases held for investment	1.38%	1.17%	1.38%	1.17%
Net charge-offs to average total loans and leases held for investment	0.17%	0.57%	0.32%	0.53%
Acquisition accounting adjustments(4)	$9,393	$19,324	$9,393	$19,324
Capital Ratios
Common equity to total assets	12.33%	12.05%	12.33%	12.05%
Tangible common equity to tangible assets(1)	10.01%	9.55%	10.01%	9.55%
Leverage ratio	10.82%	10.29%	10.82%	10.29%
Common equity tier 1 capital ratio	11.97%	12.33%	11.97%	12.33%
Tier 1 capital ratio	13.05%	13.56%	13.05%	13.56%
Total capital ratio	15.74%	15.86%	15.74%	15.86%

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

We reported consolidated net income of $28.5 million for the three months ended June 30, 2021 compared to net income of $9.1 million for the three months ended June 30, 2020, an increase of $19.4 million. The increase in net income was primarily attributable to a $17.5 million decrease in provision for loan and lease losses, a $5.6 million increase in net interest income, and an $8.2 million increase in non-interest income. These were offset by a $5.9 million increase in non-interest expense, and a $5.9 million increase in provision for income taxes.

The increase in net interest income during the three months ended June 30, 2021 was mainly a result of increased average loan and leases balances and decreased cost of funds. The decrease in provision for loan and lease losses reflects improving qualitative factors from the continued recovery from the COVID-19 pandemic. The increase in non-interest income was principally driven by an increase in net gains on sale of loans and an upward revaluation adjustments to the servicing asset. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits. The increase in provision for income taxes was driven by an increase in net income before provision for income taxes during the period.

Net income available to common stockholders was $28.3 million, or $0.75 per basic and $0.73 per diluted common share, for the three months ended June 30, 2021 compared to $8.9 million, or $0.24 per basic and diluted common share, for the three months ended June 30, 2020. Dividends on preferred shares were $195,000 for the three months ended June 30, 2021 and 2020.

Our annualized return on average assets was 1.70% for the three months ended June 30, 2021 compared to 0.59% for the three months ended June 30, 2020. Our annualized return on average stockholders’ equity was 14.10% for the three months ended June 30, 2021 compared to 4.74% for the three months ended June 30, 2020. Our efficiency ratio was 51.95% for the three months ended June 30, 2021 compared to 53.73% for the three months ended June 30, 2020.

We reported consolidated net income of $50.3 million for the six months ended June 30, 2021 compared to net income of $12.1 million for the six months ended June 30, 2020, an increase of $38.2 million. The increase in net income was primarily attributable to a $27.6 million decrease in provision for loan and lease losses, a $9.4 million increase in net interest income, and an $14.6 million increase in non-interest income. These were offset by a $1.1 million increase in non-interest expense, and a $12.3 million increase in provision for income taxes.

The increase in net interest income during the six months ended June 30, 2021 was mainly a result of increased average loan and leases balances and decreased cost of funds. The decrease in provision for loan and lease losses reflects improving qualitative factors from the continued recovery from the COVID-19 pandemic. The increase in non-interest income was principally driven by an increase in net gains on sale of loans and a reduction in downward revaluation adjustments to the servicing asset. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits. The increase in provision for income taxes was driven by an increase in net income before provision for income taxes during the period.

Net income available to common stockholders was $49.9 million, or $1.31 per basic common share and $1.29 per diluted common share, for the six months ended June 30, 2021 compared to $11.7 million, or $0.31 per basic and diluted common share, for the six months ended June 30, 2020. Dividends on preferred shares were $391,000 for the six months ended June 30, 2021and 2020.

Our annualized return on average assets was 1.52% for the six months ended June 30, 2021 compared to 0.41% for the six months ended June 30, 2020. Our annualized return on average stockholders’ equity was 12.54% for the six months ended June 30, 2021 compared to 3.16% for the six months ended June 30, 2020. Our efficiency ratio was 51.61% for the six months ended June 30, 2021 compared to 60.30% for the six months ended June 30, 2020

Net Interest Income

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2021, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 3.7% of our total loan portfolio compared to 4.7% at December 31, 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$75,382	$28	0.15%	$58,971	$25	0.17%
Loans and leases(1)	4,491,197	54,324	4.85%	4,283,654	50,153	4.71%
Taxable securities	1,477,070	5,947	1.62%	1,243,604	7,021	2.27%
Tax-exempt securities(2)	187,967	1,281	2.73%	117,340	894	3.06%
Total interest-earning assets	$6,231,616	$61,580	3.96%	$5,703,569	$58,093	4.10%
Allowance for loan and lease losses	(65,848)			(43,009)
All other assets	554,724			526,414
TOTAL ASSETS	$6,720,492			$6,186,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$626,886	$220	0.14%	$392,070	$165	0.17%
Money market accounts	1,052,223	279	0.11%	1,214,713	946	0.31%
Savings	607,035	72	0.05%	511,049	61	0.05%
Time deposits	717,795	487	0.27%	976,710	3,074	1.27%
Total interest-bearing deposits	3,003,939	1,058	0.14%	3,094,542	4,246	0.55%
Other borrowings	642,586	482	0.30%	534,766	476	0.36%
Subordinated notes and debentures	110,030	1,597	5.82%	40,180	574	5.75%
Total borrowings	752,616	2,079	1.11%	574,946	1,050	0.73%
Total interest-bearing liabilities	$3,756,555	$3,137	0.33%	$3,669,488	$5,296	0.58%
Non-interest-bearing demand deposits	2,085,358			1,692,723
Other liabilities	68,089			48,884
Total stockholders’ equity	810,490			775,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,720,492			$6,186,974
Net interest spread(3)			3.63%			3.52%
Net interest income, fully taxable equivalent		$58,443			$52,797
Net interest margin, fully taxable equivalent(2)(4)			3.76%			3.72%
Tax-equivalent adjustment		(269)	0.02%		(188)	0.01%
Net interest income		$58,174			$52,609
Net interest margin(4)			3.74%			3.71%

Net loan accretion impact on margin		$1,395	0.09%		$3,172	0.22%

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
(5)
Average balances are average daily balances.

	Six Months Ended June 30,
	2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$65,484	$56	0.17%	$48,952	$182	0.75%
Loans and leases(1)	4,461,884	108,132	4.89%	4,041,433	104,311	5.19%
Taxable securities	1,453,976	11,326	1.57%	1,209,362	15,337	2.55%
Tax-exempt securities(2)	183,689	2,475	2.72%	101,010	1,571	3.13%
Total interest-earning assets	$6,165,033	$121,989	3.99%	$5,400,757	$121,401	4.52%
Allowance for loan and lease losses	(66,415)			(38,336)
All other assets	555,877			514,042
TOTAL ASSETS	$6,654,495			$5,876,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$587,030	$419	0.14%	$365,487	$425	0.23%
Money market accounts	1,087,964	660	0.12%	1,088,459	3,160	0.58%
Savings	592,350	139	0.05%	495,660	122	0.05%
Time deposits	747,366	1,261	0.34%	1,045,153	8,343	1.61%
Total interest-bearing deposits	3,014,710	2,479	0.17%	2,994,759	12,050	0.81%
Other borrowings	646,093	984	0.31%	527,937	2,373	0.90%
Subordinated notes and debentures	109,945	3,193	5.86%	38,782	1,214	6.30%
Total borrowings	756,038	4,177	1.11%	566,719	3,587	1.27%
Total interest-bearing liabilities	$3,770,748	$6,656	0.36%	$3,561,478	$15,637	0.88%
Non-interest-bearing demand deposits	2,005,213			1,495,761
Other liabilities	70,052			48,571
Total stockholders’ equity	808,482			770,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,654,495			$5,876,463
Net interest spread(3)			3.63%			3.64%
Net interest income, fully taxable equivalent		$115,333			$105,764
Net interest margin, fully taxable equivalent(2)(4)			3.77%			3.94%
Tax-equivalent adjustment		(519)	0.01%		(330)	0.01%
Net interest income		$114,814			$105,434
Net interest margin(4)			3.76%			3.93%

Net loan accretion impact on margin		$3,363	0.11%		$6,843	0.25%

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

	Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$6	$(3)	$3
Loans and leases(1)	2,676	1,495	4,171
Taxable securities	941	(2,015)	(1,074)
Tax-exempt securities	484	(97)	387
Total interest income	$4,107	$(620)	$3,487
Interest expense
Deposits
Interest checking	$84	$(29)	$55
Money market accounts	(61)	(606)	(667)
Savings	11	—	11
Time deposits	(152)	(2,435)	(2,587)
Total interest-bearing deposits	(118)	(3,070)	(3,188)
Other borrowings	86	(80)	6
Subordinated notes and debentures	1,016	7	1,023
Total borrowings	1,102	(73)	1,029
Total interest expense	$984	$(3,143)	$(2,159)
Net interest income, fully taxable equivalent	$3,123	$2,523	$5,646

(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2021 was $58.2 million compared to $52.6 million during the same period in 2020, an increase of $5.6 million, or 10.6%. Interest income increased $3.4 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily a result of increased average balance on loans and leases, offset by lower market interest rates. Interest expense decreased by $2.2 million for the three months ended June 30, 2021 compared to the same period in 2020 mostly due to decreases in the average rates paid on deposits and other borrowings.

	Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$15	$(141)	$(126)
Loans and leases(1)	9,833	(6,012)	3,821
Taxable securities	1,866	(5,877)	(4,011)
Tax-exempt securities	1,109	(205)	904
Total interest income	$12,823	$(12,235)	$588
Interest expense
Deposits
Interest checking	$157	$(163)	$(6)
Money market accounts	(17)	(2,483)	(2,500)
Savings	17	—	17
Time deposits	(500)	(6,582)	(7,082)
Total interest-bearing deposits	(343)	(9,228)	(9,571)
Other borrowings	156	(1,545)	(1,389)
Subordinated notes and debentures	2,064	(85)	1,979
Total borrowings	2,220	(1,630)	590
Total interest expense	$1,877	$(10,858)	$(8,981)
Net interest income, fully taxable equivalent	$10,946	$(1,377)	$9,569
(1)
Includes loans and leases on non-accrual status.

Net interest income for the six months ended June 30, 2021 was $114.8 million compared to $105.4 million during the same period in 2020, an increase of $9.4 million, or 8.9%. Interest income increased $399,000 for the six months ended June 30, 2021 compared to the same period in 2020 primarily a result of decreased average yields on loans and leases as market interest rates decreased from a year ago and the onset of PPP loans, partly offset by loan and lease growth through originations. Interest expense decreased by $9.0 million for the six months ended June 30, 2021 compared to the same period in 2020 mostly due to decreases in the average rates paid on deposits and other borrowings as well as a change in deposit mix.

The net interest margin for the three months ended June 30, 2021 was 3.74%, a decrease of three basis points compared to 3.71% for the three months ended June 30, 2020. The primary drivers of the decrease for the three month period was a decrease in average loan and lease yields and lower securities yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion. Those decreases were partly offset by a lower cost of funds resulting from decreased market interest rates and the access of funds available to borrow at a lower cost as well as higher non-interest-bearing demand deposit balances.

The net interest margin for the six months ended June 30, 2021 was 3.76% a decrease of 17 basis points compared to 3.93% for the six months ended June 30, 2020. The primary drivers of the decrease for the six month period was a decrease in average loan and lease yields and lower securities yields resulting from decreased market interest rates, lower-yielding PPP loan balances, and decreased loan accretion. Those decreases were partly offset by a lower cost of funds resulting from decreased market interest rates and the access of funds available to borrow at a lower cost as well as higher non-interest-bearing demand deposit balances.

Net loan accretion income was $1.4 million for the three months ended June 30, 2021 compared to $3.2 million for the three months ended June 30, 2020, a decrease of $1.7 million, or 46.4%. Net loan accretion income was $3.4 million for the six months ended June 30, 2021 compared to $6.8 million for the six months ended June 30, 2020, a decrease of $3.5 million or 50.9%. Total net loan accretion on acquired loans contributed 9 basis points to the net interest margin for the three months ended June 30, 2021 compared to 22 basis points for the three months ended June 30, 2020. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the six months ended June 30, 2021 compared to 25 basis points for the six months ended June 30, 2020. Projected accretion income as of June 30, 2021 is summarized as follows:

Estimated Projected Accretion(1)(2)
Last six months of 2021	$1,971
2022	3,598
2023	1,711
2024	613
2025	135
Thereafter	1,364
Total	$9,393

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

Provisions for loan and lease losses was a release of $2.0 million and a provision increase of $15.5 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $17.5 million, or 112.7%. Provisions for loan and lease losses was $2.4 million and $30.0 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $27.6 million, or 92.0%.

The ALLL as a percentage of loans and leases decreased from 1.53% at December 31, 2020 to 1.38% at June 30, 2021. The ALLL as a percentage of loans and leases excluding PPP loans was 1.55% and 1.73% at June 30, 2021 and December 31, 2020, respectively.

Non-Interest Income

Non-interest income was $21.0 million for the three months ended June 30, 2021 compared to $12.8 million for the three months ended June 30, 2020, an increase of $8.2 million, or 63.7%. The increase was primarily due to an increase in net gains on sale of loans, an upward revaluation of loan servicing assets and higher other non-interest income.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2021 Compared to 2020		YTD 2021 Compared to 2020
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$1,768	$1,455	$3,432	$3,128	$313	21.5%	$304	9.7%
Loan servicing revenue	3,188	2,980	5,957	5,738	208	7.0%	219	3.8%
Loan servicing asset revaluation	7	(711)	(1,498)	(3,775)	718	NM	2,277	(60.3)%
ATM and interchange fees	1,044	845	2,056	2,061	199	23.6%	(5)	(0.2)%
Net gain (loss) on sales of securities available-for-sale	(136)	—	1,326	1,375	(136)	NM	(49)	(3.6)%
Change in fair value of equity securities, net	517	766	311	147	(249)	(32.5)%	164	111.6%
Net gains on sales of loans	12,270	6,456	20,589	11,229	5,814	90.1%	9,360	83.4%
Wealth management and trust income	722	608	1,490	1,277	114	18.8%	213	16.7%
Other non-interest income	1,622	430	3,081	956	1,192	277.2%	2,125	222.3%
Total non-interest income	$21,002	$12,829	$36,744	$22,136	$8,173	63.7%	$14,608	66.0%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.8 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Fees and service charges on deposits were $3.4 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.2 million and $3.0 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2021 and 2020, respectively. We generated $6.0 million and $5.7 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, the outstanding balance of guaranteed loans serviced was $1.6 billion and $1.4 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a upward adjustment of $7,000 for the three months ended June 30, 2021 compared to a downward adjustment of $711,00 for the three months ended June 30, 2020, an increase of $718,000, or 101.0% due to changes in discount rates and prepayment speeds]. Loan servicing asset revaluation had a downward adjustment of $1.5 million for the six months ended June 30, 2021 compared to a downward adjustment of $3.8 million for the six months ended June 30, 2020, a decrease of $2.3 million, or (60.3)% due to changes in market premiums and prepayment speeds.

ATM and interchange fees were $1.0 million for the three months ended June 30, 2021 compared to $845,00 for the three months ended June 30, 2020, an increase of $199,000, or 23.6%. The increase was primarily driven by increased transactional account volume and higher interchange income.

Change in fair value of equity securities, net, were increases of $517,000 and $766,000 for the three months ended June 30, 2021 and 2020, respectively. Changes in fair value of equity securities, net, were an increase of $311,000 and an increase of $147,000 for the six months ended June 30, 2021 and 2020, respectively. The amounts recorded during the periods were driven by market conditions.

Net gains on sales of loans were $12.3 million for the three months ended June 30, 2021 compared to $6.5 million for the three months ended June 30, 2020, an increase of $5.8 million, or 90.1%. We sold $100.3 million of U.S. government guaranteed loans during the three months ended June 30, 2021 compared to $78.7 million during the three months ended June 30, 2020. Net gains on sales of loans were $20.6 million for the six months ended June 30, 2021 compared to $11.3 million for the six months ended June 30, 2020, an increase of $9.4 million, or 83.4%. We sold $174.7 million of U.S. government guaranteed loans during the six months ended June 30, 2021 compared to $139.7 million during the six months ended June 30, 2020.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $722,000 for the three months ended June 30, 2021 compared to $608,000 for the three months ended June 30, 2020. Wealth management and trust income was $1.5 million for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020. The variances were mostly driven by market conditions.

Other non-interest income was $1.6 million for the three months ended June 30, 2021 compared to $430,000 for the three months ended June 30, 2020, an increase of $1.2 million or 277.5%. The primary driver of the increase in the period was increased customer derivative products income and bank-owned life insurance income. Other non-interest income was $3.1 million for the six months ended June 30, 2021 compared to $956,000 for the six months ended June 30, 2020, an increase of $2.1 million or 222.3%. The primary driver of the increase in the period was increased customer derivative products income and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $43.0 million for the three months ended June 30, 2021 compared to $37.1 million for the three months ended June 30, 2020, an increase of $5.9 million, or 16.0%. The increase was primarily due to an increase in salaries and employee benefits.

Non-interest expense was $81.8 million for the six months ended June 30, 2021 compared to $80.7 million for the six months ended June 30, 2020, an increase of $1.1 million, or 1.4%. The increase was primarily due to a decrease in salaries and employee benefits offset by decreases in other non-interest expense.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2021 Compared to 2020		YTD 2021 Compared to 2020
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$24,588	$19,405	$46,394	$44,071	$5,183	26.7%	$2,323	5.3%
Occupancy and equipment expense, net	4,856	5,359	10,635	10,883	(503)	(9.4)%	(248)	(2.3)%
Loan and lease related expenses	1,503	1,260	2,454	2,578	243	19.3%	(124)	(4.8)%
Legal, audit and other professional fees	2,898	2,078	5,112	4,412	820	39.5%	700	15.9%
Data processing	2,847	2,826	5,602	5,491	21	0.7%	111	2.0%
Net loss recognized on other real estate owned and other related expenses	389	456	1,010	975	(67)	(14.7)%	35	3.6%
Other intangible assets amortization expense	1,848	1,892	3,597	3,785	(44)	(2.3)%	(188)	(5.0)%
Other non-interest expense	4,052	3,777	7,019	8,519	275	7.3%	(1,500)	(17.6)%
Total non-interest expense	$42,981	$37,053	$81,823	$80,714	$5,928	16.0%	$1,109	1.4%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $24.6 million for the three months ended June 30, 2021 compared to $19.4 million for the three months ended June 30, 2020, an increase of $5.2 million, or 26.7%. The increase was primarily a result of deferrals associated with PPP originations during the second quarter of 2020. Salaries and employee benefits, totaled $46.4 million for the six months ended June 30, 2021, compared to $44.1 million for the six months ended June 30, 2020, an increase of $2.3 million, or 5.3%. The increase resulted from an increases in incentive compensation.

Occupancy and equipment expense was $4.9 million for the three months ended June 30, 2021 compared to $5.4 million for the three months ended June 30, 2020, a decrease of $503,000, or 9.4%. The decrease was result of decreased maintenance fees. Occupancy and equipment expense was $10.6 million for the six months ended June 30, 2021 compared to $10.9 million for the six months ended June 30, 2020, a decrease of $248,000, or 2.3%. The decrease was result of lower lease obligation expense.

Loan and lease related expenses were $1.5 million for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020, an increase of $243,000, or 19.3%. The increase was principally driven by higher reimbursable expenses associated with government guaranteed loan originations. Loan and lease related expenses were $2.5 million for the six months ended June 30, 2021 compared to $2.6 million for the six months ended June 30, 2020, a decrease of $124,000, or 4.8%. The decrease was principally driven by lower broker fees.

Legal, audit, and other professional fees were $2.9 million for the three months ended June 30, 2021 compared to $2.1 million for the three months ended June 30, 2020, an increase of $818,000, or 39.5%. The increase was mainly driven by increases in consulting fees. Legal, audit, and other professional fees were $5.1 million for the six months ended June 30, 2021 compared to $4.4 million for the six months ended June 30, 2020, an increase of $700,000, or 15.9%. The increase was mainly driven by increases in legal fees.

Other non-interest expense was $4.1 million for the three months ended June 30, 2021 compared to $3.8 million for the three months ended June 30, 2020, an increase of $275,000 or 7.3%. The increase was mostly due to higher impairment charges. Other non-interest expense was $7.0 million for the six months ended June 30, 2021 compared to $8.5 million for the six months ended June 30, 2020, a decrease of $1.5 million or 17.6%. The decrease was driven by lower regulatory, advertising and promotion, and telecommunications expenses offset by higher asset impairment charges.

Our efficiency ratio was 51.95% for the three months ended June 30, 2021 compared to 53.73% for the three months ended June 30, 2020. The improvement in our efficiency ratio for the three months ended June 30, 2021 was driven by both a decrease in our non-interest expense and an increase in our non-interest income. Our adjusted efficiency ratio was 49.50% for the three months ended June 30, 2021 compared to 53.73% for the three months ended June 30, 2020. Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2021 totaled $9.7 million compared to $3.7 million for the three months ended June 30, 2020. The increase in income tax expense was principally due to increased income before provision for income taxes during the period. Our effective tax rate was 25.3% for the three months ended June 30, 2021 and 29.0% for the three months ended June 30, 2020.

Our provision for income taxes for the six months ended June 30, 2021 totaled $17.0 million compared to $4.8 million for the six months ended June 30, 2020. The increase in income tax expense was principally due to increased income before provision for income taxes during the period. Our effective tax rate was 25.3% for the six months ended June 30, 2021 and 28.3% for the six months ended June 30, 2020.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $150.0 million, or 2.3%, to $6.5 billion at June 30, 2021 compared to $6.4 billion at December 31, 2020. The increase in total assets includes an increase of $128.9 million, or 3.0%, in loans and leases from $4.3 billion at December 31, 2020 to $4.5 billion at June 30, 2021. Our originated loan and lease portfolio increased by $244.9 million and our acquired loan and lease portfolio decreased by $115.9 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, mostly PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $138.3 million, or 2.5%, to $5.7 billion at June 30, 2021 compared to $5.6 billion at December 31, 2020. Total deposits increased by $340.2 million, or 7.2%, driven by growth in non-interest-bearing deposits, money market demand deposits, and interest-bearing checking accounts, partly offset by a decrease in time deposits. Borrowings decreased by $201.1 million, or 31.0%, mainly due to an decrease in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2021 or December 31, 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage- backed securities and U.S. government agencies securities.

Securities available-for-sale increased $48.6 million, or 3.4%, from $1.4 billion at December 31, 2020 to $1.5 billion at June 30, 2021. The increase was mainly attributed to purchases of mortgage-backed securities.

At June 30, 2021, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at June 30, 2021 and $4.4 million at December 31, 2020.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of June 30, 2021 or December 31, 2020.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$13,481	$13,639	$23,468	$23,812
U.S. Government agencies	130,724	130,710	113,088	113,551
Obligations of states, municipalities, and political subdivisions	101,695	106,090	135,513	142,419
Residential mortgage-backed securities
Agency	828,898	823,192	764,951	778,391
Non-agency	60,718	60,470	32,654	32,981
Commercial mortgage-backed securities
Agency	254,073	256,164	244,496	250,152
Corporate securities	62,977	65,245	59,020	60,768
Asset-backed securities	40,201	40,279	45,255	45,156
Total	$1,492,767	$1,495,789	$1,418,445	$1,447,230

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,890	$4,047	$4,395	$4,573
Total	$3,890	$4,047	$4,395	$4,573

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2021, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 83 investment securities with unrealized losses at June 30, 2021. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$13,481	2.62%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. government agencies	2,486	2.73%	—	0.00%	109,138	1.17%	19,100	1.32%
Obligations of states, municipalities, and political subdivisions	10,739	2.37%	17,965	2.48%	21,328	2.84%	51,663	2.34%
Residential mortgage-backed securities
Agency	—	0.00%	702	1.34%	92,585	1.47%	735,611	1.20%
Non-agency	—	0.00%	—	0.00%	—	0.00%	60,718	1.99%
Commercial mortgage- backed securities
Agency	—	0.00%	7,552	3.35%	13,181	1.58%	233,340	2.04%
Corporate securities	2,004	3.53%	9,132	2.43%	51,841	4.15%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	20,644	1.77%	19,557	1.47%
Total	$28,710	2.60%	$35,351	2.63%	$308,717	1.94%	$1,119,989	1.48%

	Maturity as of June 30, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,890	2.62%	$—	0.00%	$—	0.00%
Total	$—	0.00%	$3,890	2.62%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,998	2.52%	$8,470	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	498	2.42%	1,977	2.80%	91,430	1.26%	19,183	1.32%
Obligations of states, municipalities, and political subdivisions	8,944	2.47%	22,208	2.45%	22,101	2.79%	82,260	2.39%
Residential mortgage-backed securities
Agency	—	0.00%	975	1.35%	85,519	1.37%	678,457	1.40%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,654	2.72%
Commercial mortgage- backed securities
Agency	—	0.00%	7,504	3.35%	13,198	1.56%	223,794	2.02%
Corporate securities	2,500	3.25%	8,703	3.08%	47,817	4.05%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	10,753	2.28%	34,502	1.42%
Total	$26,940	2.57%	$49,837	2.70%	$270,818	1.97%	$1,070,850	1.64%

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%
Total	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

As of June 30, 2021, investment securities indexed to LIBOR were $63.8 million.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $76.4 million at June 30, 2021, an decrease of $1.1 million from December 31, 2020.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2021 or December 31, 2020.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2021 and December 31, 2020, we held $11.9 million and $10.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2021 and December 31, 2020.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2021 and December 31, 2020 were $4.5 billion and $4.3 billion, respectively, an increase of $128.9 million, or 3.0%. Originated loans were $3.9 billion at June 30, 2021, an increase of $244.9 million, or 6.7%, compared to $3.7 billion at December 31, 2020. Acquired impaired loans and acquired non-impaired loans and leases were $556.1 million at June 30, 2021, a decrease of $115.9 million, or 17.3%, compared to $672.1 million at December 31, 2020. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, primarily PPP loans, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. The Company's exposure to certain industries as of June 30, 2021 represents the following percentages of the portfolio: 29.3% real estate, 15.0% manufacturing, 7.8% retail trade, 6.7% wholesale trade, 6.0% accommodation and food service, 5.9% consumer, and all other industries individually represent less than 5% of the portfolio or 29.3% of the total loan portfolio. As of June 30, 2021, the loan portfolio included $433.8 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.2% food services, 15.1% retail trade, and 12.7% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,156,824	25.9%	$1,017,587	23.5%
Residential real estate	389,758	8.7%	414,220	9.6%
Construction, land development, and other land	271,710	6.1%	226,408	5.2%
Commercial and industrial	1,350,471	30.2%	1,276,527	29.4%
Paycheck Protection Program	476,282	13.8%	517,815	11.9%
Installment and other	982	0.0%	1,267	0.0%
Leasing financing receivables	267,300	6.0%	214,636	4.9%
Total originated loans and leases	$3,913,327	87.6%	$3,668,460	84.5%
Acquired impaired loans
Commercial real estate	$91,313	2.0%	$108,484	2.5%
Residential real estate	67,401	1.5%	78,840	1.9%
Construction, land development, and other land	2,008	0.0%	4,113	0.1%
Commercial and industrial	7,444	0.2%	10,178	0.2%
Installment and other	180	0.0%	202	0.0%
Total acquired impaired loans	$168,346	3.7%	$201,817	4.7%
Acquired non-impaired loans and leases
Commercial real estate	$254,739	6.0%	$295,599	6.8%
Residential real estate	65,119	1.5%	79,211	1.8%
Construction, land development, and other land	208	0.0%	212	0.0%
Commercial and industrial	58,320	1.3%	82,195	1.9%
Installment and other	311	0.0%	536	0.0%
Leasing financing receivables	9,087	0.3%	12,505	0.3%
Total acquired non-impaired loans and leases	$387,784	8.7%	$470,258	10.8%
Total loans and leases	$4,469,457	100.0%	$4,340,535	100.0%
Allowance for loan and lease losses	(61,719)		(66,347)
Total loans and leases, net of allowance for loan and lease losses	$4,407,738		$4,274,188

Loans collateralized by real estate comprised 51.4% and 51.3% of the loan and lease portfolio at June 30, 2021 and December 31, 2020, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2021 and December 31, 2020 and totaled $1.5 billion, or 65.4% of real estate loans and 33.6% of the total loan and lease portfolio at June 30, 2021. At December 31, 2020, commercial real estate loans totaled $1.4 billion and comprised 63.9% of real estate loans and 32.8% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $108.5 million as of December 31, 2020 to $91.3 million as of June 30, 2021, or 15.8%. At June 30, 2021 and December 31, 2020, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 241.1% and 282.5%, respectively. Non-owner occupied commercial real estate loans were $568.3 million and $533.9 million, or 78.1% and 79.0% of total capital, at June 30, 2021 and December 31, 2020, respectively.

Residential real estate loans totaled $522.3 million at June 30, 2021 compared to $572.3 million at December 31, 2020, a decrease of $50.0 million, or 8.7%. The residential real estate loan portfolio comprised 22.7% and 25.7% of real estate loans as of June 30, 2021 and December 31, 2020, respectively, and 11.7% and 13.2% of total loans and leases at June 30, 2021 and December 31, 2020, respectively, respectively. Acquired impaired residential real estate loans decreased from $78.8 million at December 31, 2020 to $67.4 million at June 30, 2021, or 14.5%.

Construction, land development, and other land loans totaled $273.9 million at June 30, 2021 compared to $230.7 million at December 31, 2020, an increase of $43.2 million, or 18.7%. The construction, land development and other land loan portfolio comprised 11.9% and 10.4% of real estate loans at June 30, 2021 and December 31, 2020, respectively, and 5.4% and 5.2% of the total loan and lease portfolio at June 30, 2021 and December 31, 2020, respectively.

Commercial and industrial loans totaled $1.4 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively, an increase of $47.3 million, or 3.5%. The commercial and industrial loan portfolio comprised 31.7% and 31.5% of the total loan and lease portfolio at June 30, 2021 and December 31, 2020, respectively.

Lease financing receivables comprised 6.2% and 5.2% of the loan and lease portfolio at June 30, 2021 and December 31, 2020, respectively. Total lease financing receivables were $276.4 million and $227.1 million at June 30, 2021 and December 31, 2020, respectively, an increase of $49.2 million, or 21.7%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, we began offering relief through payment deferrals during the first quarter of 2020. As of June 30, 2021 we had $2.5 million in active deferrals, or 0.06% of loans and leases excluding PPP loans. The following table shows active deferrals by bucket and category at June 30, 2021 (dollars in thousands):

	Count	Balance	Percentage of Total Loans and Leases(1)
Commercial banking	2	$2,167	0.05%
Consumer loans	—	—	0.00%
Leasing	3	118	0.00%
Government guaranteed lending	7	1,436	0.04%
Total deferrals	$12	3,721	0.09%

(1)
Excludes PPP loans

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2021 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$53,931	$117,505	$391,068	$175,734	$183,078	$235,508	$1,156,824
Residential real estate	17,665	18,388	57,987	68,569	137,457	89,692	389,758
Construction, land development, and other land	27	79,767	19,192	166,382	—	6,342	271,710
Commercial and industrial	150,663	268,582	10,139	513,089	113,844	296,442	1,352,759
Paycheck protection program	—	—	473,994	—	—	—	473,994
Installment and other	102	13	574	10	283	—	982
Leasing financing receivables	10,674	—	228,538	—	28,088	—	267,300
Total originated loans and leases	$233,062	$484,255	$1,181,492	$923,784	$462,750	$627,984	$3,913,327
Acquired impaired loans
Commercial real estate	$30,241	$2,363	$50,386	$1,395	$3,520	$3,408	$91,313
Residential real estate	21,601	2,063	26,104	104	14,002	3,527	67,401
Construction, land development, and other land	864	112	1,032	—	—	—	2,008
Commercial and industrial	2,701	103	2,980	92	1,161	407	7,444
Installment and other	1	—	51	—	128	—	180
Total acquired impaired loans	$55,408	$4,641	$80,553	$1,591	$18,811	$7,342	$168,346
Acquired non-impaired loans and leases
Commercial real estate	$25,449	$2,133	$102,007	$23,831	$31,469	$69,850	$254,739
Residential real estate	5,512	12,883	17,726	16,797	3,000	9,201	65,119
Construction, land development, and other land	—	—	208	—	—	—	208
Commercial and industrial	4,924	709	20,280	20,308	2,027	10,072	58,320
Installment and other	28	12	189	82	—	—	311
Leasing financing receivables	769	—	8,318	—	—	—	9,087
Total acquired non-impaired loans and leases	$36,682	$15,737	$148,728	$61,018	$36,496	$89,123	$387,784
Total loans and leases	$325,152	$504,633	$1,410,773	$986,393	$518,057	$724,449	$4,469,457

At June 30, 2021, 50.4% of the loan and lease portfolio bears interest at fixed rates and 49.6% at floating rates. In addition, $1.3 billion, or 28.4%, of the loan and lease portfolio has interest rate floors of which $1.0 billion were at the interest rate floor as of June 30, 2021. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of June 30, 2021 we had $1.1 billion in loans indexed to LIBOR.

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

Total ALLL was $61.7 million at June 30, 2021 compared to $66.3 million at December 31, 2020, a decrease of $4.6, or 7.0%. The decrease was primarily due to net charge-offs during the quarter.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.38% and 1.53% of total loans and leases at June 30, 2021 and December 31, 2020, respectively. The decrease was primarily driven by an increase in loans and leases, primarily as a result of additional PPP loans originated and net charge-offs exceeding provision during the quarter.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$51,300
Provision for (release of) acquired impaired loans	(22)	(198)	3	(97)	—	—	—	(314)
Provision for (release of) acquired non-impaired loans and leases	78	(1)	—	585	—	—	(50)	612
Provision for (release of) originated loans	(879)	(531)	(169)	(990)	—	(3)	305	(2,267)
Total provision (release)	$(823)	$(730)	$(166)	$(502)	$—	$(3)	$255	$(1,969)
Charge-offs for acquired impaired loans	—	—	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	(41)	—	—	(228)	—	—	—	(269)
Charge-offs for originated loans and leases	(161)	—	—	(1,601)	—	—	(385)	(2,147)
Total charge-offs	$(202)	$—	$—	$(1,829)	$—	$—	$(385)	$(2,416)
Recoveries for acquired impaired loans	5	2	—	22	—	—	—	29
Recoveries for acquired non-impaired loans and leases	59	1	—	97	—	—	30	187
Recoveries for originated loans and leases	4	—	—	194	—	—	100	298
Total recoveries	$68	$3	$—	$313	$—	$—	$130	$514
Less: Net charge-offs	134	(3)	—	1,516	—	—	255	1,902
Acquired impaired loans	2,191	334	8	1,337	—	—	—	3,870
Acquired non-impaired loans and leases	4,290	91	—	3,200	—	2	62	7,645
Originated loans and leases	13,060	939	611	33,747	—	7	1,840	50,204
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending ALLL balance
Acquired impaired loans	$2,191	$334	$8	$1,337	$—	$—	$—	$3,870
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,607	52	—	17,931	—	—	—	25,590
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Loans and leases ending balance
Acquired impaired loans	$91,313	$67,401	$2,008	$7,444	$—	$180	$—	$168,346
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,182	1,421	—	39,516	—	—	—	95,119
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Total loans and leases at June 30, 2021, gross	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.01%
Originated loans and leases	0.01%	0.00%	0.00%	0.13%	0.00%	0.00%	0.03%	0.17%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.04%	1.51%	0.04%	0.17%	0.00%	0.00%	0.00%	3.77%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.21%	0.03%	0.00%	0.88%	0.00%	0.00%	0.00%	2.13%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.37%	10.15%	6.08%	30.64%	10.66%	0.03%	6.18%	94.11%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision for (release of) acquired impaired loans	(438)	(145)	(31)	(335)	—	—	—	(949)
Provision for (release of) acquired non-impaired loans and leases	863	(14)	—	1,413	—	(1)	(48)	2,213
Provision for (release of) originated loans	1,358	(873)	(376)	366	—	(5)	664	1,134
Total provision (release)	$1,783	$(1,032)	$(407)	$—	$—	$(6)	$616	$2,398
Charge-offs for acquired impaired loans	(1,255)	(11)	(326)	(88)	—	—	—	(1,680)
Charge-offs for acquired non-impaired loans and leases	(80)	—	—	(1,748)	—	—	(59)	(1,887)
Charge-offs for originated loans and leases	(745)	—	—	(2,880)	—	—	(690)	(4,315)
Total charge-offs	$(2,080)	$(11)	$(326)	$—	$—	$—	$(749)	$(7,882)
Recoveries for acquired impaired loans	10	4	—	23	—	—	-	37
Recoveries for acquired non-impaired loans and leases	119	2	—	135	—	—	69	325
Recoveries for originated loans and leases	125	1	—	215	—	—	153	494
Total recoveries	$254	$7	$—	$—	$—	$—	$222	$856
Less: Net charge-offs	1,826	4	326	—	—	—	527	7,026
Acquired impaired loans	2,191	334	8	1,337	—	—	—	3,870
Acquired non-impaired loans and leases	4,290	91	—	3,200	—	2	62	7,645
Originated loans and leases	13,060	939	611	33,747	—	7	1,840	50,204
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending ALLL balance
Acquired impaired loans	$2,191	$334	$8	$1,337	$—	$—	$—	$3,870
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,607	52	—	17,931	—	—	—	25,590
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Loans and leases ending balance
Acquired impaired loans	$91,313	$67,401	$2,008	$7,444	$—	$180	$—	$168,346
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,182	1,421	—	39,516	—	—	—	95,119
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Total loans and leases at June 30, 2021, gross	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.06%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.07%	0.00%	0.00%	0.00%	0.07%
Originated loans and leases	0.03%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.17%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.04%	1.51%	0.04%	0.17%	0.00%	0.00%	0.00%	3.77%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.21%	0.03%	0.00%	0.88%	0.00%	0.00%	0.00%	2.13%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.37%	10.15%	6.08%	30.64%	10.66%	0.03%	6.18%	94.11%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2020	$11,851	$2,778	$1,004	$24,139	$-	$53	$2,015	$41,840
Provision for (release of) acquired impaired loans	(94)	(242)	(2)	816	—	—	—	478
Provision for (release of) acquired non-impaired loans and leases	706	74	19	121	—	—	(25)	895
Provision for (release of) originated loans	2,694	1,124	470	9,758	—	(17)	116	14,145
Total provision (release)	$3,306	$956	$487	$10,695	$—	$(17)	$91	$15,518
Charge-offs for acquired impaired loans	(15)	—	—	(78)	-	—	—	(93)
Charge-offs for acquired non-impaired loans and leases	(682)	—	—	(419)	-	—	(63)	(1,164)
Charge-offs for originated loans and leases	(391)	(4)	—	(4,348)	—	—	(498)	(5,241)
Total charge-offs	$(1,088)	$(4)	$—	$(4,845)	$-	$—	$(561)	$(6,498)
Recoveries for acquired impaired loans	16	4	—	29	—	—	—	49
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	31	63
Recoveries for originated loans and leases	3	7	—	80	—	—	238	328
Total recoveries	$41	$11	$—	$119	$—	$—	$269	$440
Less: Net charge-offs	1,047	(7)	—	4,726	—	—	292	6,058
Acquired impaired loans	2,009	763	87	1,877	—	0	0	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,009	$763	$87	$1,877	$—	$—	$—	$4,736
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,525	80	—	10,409	—	—	—	14,014
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,576	2,898	1,404	17,822	—	36	1,814	32,550
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Loans and leases ending balance
Acquired impaired loans	$126,405	$90,784	$4,784	$13,485	$-	$226	$—	$235,684
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,751	1,805	4,189	35,545	-	-	—	78,290
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Total loans and leases at June 30, 2020, gross	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.06%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.10%
Originated loans and leases	0.04%	0.00%	0.00%	0.40%	0.35%	0.00%	0.02%	0.46%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.88%	2.07%	0.11%	0.31%	0.00%	0.01%	0.00%	5.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.84%	0.04%	0.10%	0.81%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.05%	13.17%	5.40%	29.20%	13.93%	0.08%	4.03%	92.85%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$-	$50	$1,944	$31,936
Provision for (release of) acquired impaired loans	1,068	83	61	782	—	—	—	1,994
Provision for (release of) acquired non-impaired loans and leases	1,492	91	27	1,779	—	1	(22)	3,368
Provision for (release of) originated loans	5,168	1,566	793	16,680	—	(15)	419	24,611
Total provision (release)	$7,728	$1,740	$881	$19,241	$—	$(14)	$397	$29,973
Charge-offs for acquired impaired loans	(15)	—	—	(78)	—	—	—	(93)
Charge-offs for acquired non-impaired loans and leases	(1,027)	—	—	(547)	—	—	(220)	(1,794)
Charge-offs for originated loans and leases	(598)	(9)	—	(8,178)	—	—	(798)	(9,583)
Total charge-offs	$(1,640)	$(9)	$—	$(8,803)	$—	$—	$(1,018)	$(11,470)
Recoveries for acquired impaired loans	19	5	—	35	—	—	—	59
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	67	99
Recoveries for originated loans and leases	16	15	—	248	—	—	424	703
Total recoveries	$57	$20	$—	$293	$—	$—	$491	$861
Less: Net charge-offs	1,583	(11)	—	8,510	—	—	527	10,609
Acquired impaired loans	2,009	763	87	1,877	—	-	—	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$-	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,009	$763	$87	$1,877	$—	$—	$—	$4,736
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	3,525	80	—	10,409	—	—	—	14,014
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,576	2,898	1,404	17,822	-	36	1,814	32,550
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$-	$36	$1,814	$51,300
Loans and leases ending balance
Acquired impaired loans	$126,405	$90,784	$4,784	$13,485	$—	$226	$—	$235,684
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,751	1,805	4,189	35,545	—	—	—	78,290
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,187,800	578,175	237,030	1,282,119	611,664	3,532	176,828	4,077,148
Total loans and leases at June 30,2020, gross	$1,350,956	$670,764	$246,003	$1,331,149	$611,664	$3,758	$176,828	$4,391,122
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.05%	0.00%	0.00%	0.03%	0.00%	0.00%	0.01%	0.09%
Originated loans and leases	0.03%	0.00%	0.00%	0.39%	0.00%	0.00%	0.02%	0.44%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.88%	2.07%	0.11%	0.31%	0.00%	0.01%	0.00%	5.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.84%	0.04%	0.10%	0.81%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.05%	13.17%	5.40%	29.20%	13.93%	0.08%	4.03%	92.85%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2021 and December 31, 2020 totaled $39.9 million and $47.5 million, respectively, a decrease of $7.5 million, or 15.9%, due to the decrease in non-accrual loans and a decrease in other real estate owned of $1.9 million. Total non-accrual loans and leases decreased by $5.6 million, or 13.6%, between December 31, 2020 and June 30, 2021. The U.S. government guaranteed portion of non-performing loans totaled $5.8 million at June 30, 2021 and $3.6 million at December 31, 2020.

Total OREO decreased from $6.3 million at December 31, 2020 to $4.4 million at June 30, 2021. The $1.9 decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due decreased from $14.6 million at December 31, 2020 to $11.8 million at June 30, 2021. This represents an increase of $2.8 million, or 19.3%, and can be attributed to increases in commercial and industrial loans. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2021	2020
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$35,514	$41,103
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	35,514	41,103
Other real estate owned	4,417	6,350
Total non-performing assets	$39,931	$47,453
Accruing troubled debt restructured loans	2,396	2,495
Total non-performing loans and leases as a percentage of total loans and leases	0.79%	0.95%
Total non-performing assets as a percentage of total assets	0.61%	0.74%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	173.79%	161.42%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$5,847	$3,645
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$5,847	$3,645
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.66%	0.86%
Total non-performing assets not guaranteed as a percentage of total assets	0.52%	0.69%

(1)
Includes $4.4 million and $5.6 million of non-accrual restructured loans at June 30, 2021 and December 31, 2020, respectively.
(2)
For the six months ended June 30, 2021, $1.0 million in interest income would have been recorded had non-accrual loans been current.
(3)
For the six months ended June 30, 2021, $139,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at June 30, 2021 were $5.1 billion, representing an increase of $340.2 million, or 7.2%, compared to $4.8 billion at December 31, 2020, driven by an increase in non-interest bearing deposits. Non-interest-bearing deposits were $2.1 billion, or 41.0% of total deposits, at June 30, 2021, an increase of $326.8 million, or 18.5%, compared to $1.8 billion at December 31, 2020, or 37.1% of total deposits. Core deposits were 91.5% and 89.9% of total deposits at June 30, 2021 and December 31, 2020, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,085,358	0.00%	$1,692,723	0.00%
Interest checking	626,886	0.14%	392,070	0.17%
Money market accounts	1,052,223	0.11%	1,214,713	0.31%
Savings	607,035	0.05%	511,049	0.05%
Time deposits (below $100,000)	287,113	0.62%	393,838	1.08%
Time deposits ($100,000 and above)	430,682	1.00%	582,872	1.39%
Total	$5,089,296	0.08%	$4,787,265	0.36%

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,005,213	0.00%	$1,495,761	0.00%
Interest checking	587,030	0.14%	365,487	0.23%
Money market accounts	1,087,964	0.12%	1,088,459	0.58%
Savings	592,351	0.05%	495,660	0.05%
Time deposits (below $100,000)	294,791	0.22%	427,087	0.00%
Time deposits ($100,000 and above)	452,575	0.42%	618,066	0.00%
Total	$5,019,924	0.10%	$4,490,520	0.54%

Our average cost of deposits was 0.08% during the second quarter of 2021 compared to 0.36% during the second quarter of 2020. Our average cost of deposits was 0.10% during the six months ended June 30, 2021 compared to 0.54% during the six months ended June 30, 2020. These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total deposits ratios were 41.0% during the second quarter of 2021 compared to 35.4% during the second quarter of 2020. Our average non-interest bearing deposits to total deposits ratios were 39.9% during the six months ended June 30, 2021 compared to 33.3% during the six months ended June 30, 2020. We had no brokered time deposits and $35.0 million of brokered time deposits at June 30, 2021 and December 31, 2020, respectively. Our loan and lease to deposit ratio was 88.26% at June 30, 2021 compared to 91.51% at December 31, 2020.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At June 30, 2021
Time Deposits
Three months or less	$115,871
Over three months through six months	133,259
Over six months through 12 months	136,194
Over 12 months	46,319
Total	$431,643

Borrowed Funds

In 2020, the Company issued $75.0 million in 6.00% fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity (or earlier redemption). The transaction resulted in debt issuance costs of approximately $1.7 million that are currently amortized over 10 years.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At June 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $2.2 billion and $2.0 billion subject to the availability of collateral, respectively. At June 30, 2021, the Company had $112.0 million of FHLB advances with a maturities ranging from July 2021 to May 2022.

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the PPPLF. Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of June 30, 2021, the PPPLF balance was $304.7 million with an interest rate of 0.35% with various maturity dates from April 2022 to February 2026.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. The Company utilized the discount window to lower its cost of funds during the three months ended June 30, 2021. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of June 30, 2021 and December 31, 2020. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$99,121
Maximum outstanding at any month-end period during the year	—	350,000
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	0.25%
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$252,105	$349,209
Maximum outstanding at any month-end period during the year	329,000	499,000
Balance outstanding at end of period	112,000	4,000
Weighted average interest rate during period	0.21%	2.00%
Weighted average interest rate at end of period	0.22%	0.00%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$358,912	$—
Maximum outstanding at any month-end period during the year	439,066	—
Balance outstanding at end of period	304,657	—
Weighted average interest rate during period	0.35%	0.00%
Weighted average interest rate at end of period	0.35%	0.00%
Line of credit:
Average balance outstanding	$—	$82
Maximum outstanding at any month-end period during the year	—	1,550
Balance outstanding at end of period	—	—
Weighted average interest rate during period	0.00%	18.55%
Weighted average interest rate at end of period(1)	N/A	N/A

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

Securities sold under agreements to repurchase decreased by $11.8 million, from $42.0 million at December 31, 2020 to $30.2 million at June 30, 2021.

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

As of June 30, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $2.2 billion and $826.1 million from the Federal Reserve Bank (“FRB”). As of June 30, 2021, Byline Bank had open FHLB advances of $112.0 million and open letters of credit of $20.5 million, leaving us with available aggregate borrowing capacity of $501.8 million. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million at June 30, 2021.

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

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 8, 2021. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2021 and December 31, 2020, the line of credit had no outstanding balance.

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

Capital Resources

Stockholders’ equity at June 30, 2021 was $817.1 million compared to $805.5 million at December 31, 2020, an increase of $11.6 million, or 1.4%. The increase was primarily driven by the increase in net income generated during the six months ended June 30, 2021, offset by a decrease in accumulated other comprehensive income reflecting the unrealized losses in our available-for-sale securities portfolio and by purchase of treasury shares under the share repurchase program.

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

As of June 30, 2021, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2021 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$808,088	15.74%	$410,628	8.00%	N/A	N/A
Bank	727,418	14.22%	409,099	8.00%	$511,374	10.00%
Tier 1 capital to risk weighted assets:
Company	$669,765	13.05%	$307,971	6.00%	N/A	N/A
Bank	664,095	12.99%	306,824	6.00%	$409,099	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$614,327	11.97%	$230,978	4.50%	N/A	N/A
Bank	664,095	12.99%	230,118	4.50%	$332,393	6.50%
Tier 1 capital to average assets:
Company	$669,765	10.82%	$247,646	4.00%	N/A	N/A
Bank	664,095	10.73%	247,596	4.00%	$309,495	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	$477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	$381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	$310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	$287,337	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2021.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2021 the Company received $8.0 million in cash dividends from Byline Bank. For the year ended December 31, 2020, the Company received $7.5 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

Under the Company’s board approved stock repurchase program announced in the fourth quarter of 2020, the Company repurchased an aggregate of 538,744 shares at an average price per share of $22.45 for the three months ended June 30, 2021 and 871,488 shares at an average price per share of $21.18 for the six months ended June 30, 2021. The Company is authorized to purchase up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program is in effect until December 31, 2022, unless terminated earlier. On July 27, 2021, the Company's board approved an additional 1,250,000 shares of the Company's outstanding common stock for repurchase.

On July 29, 2021, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.09 per share. The dividend will paid on August 24, 2021 to stockholders of record on August 10, 2021.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.5% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2021 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2021
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$400,000	$1,240	$(285)
Other interest rate swaps—pay fixed, receive floating	465,512	12,785	(13,367)
Other credit derivatives	8,004	—	(10)

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income and earnings per share excluding significant items
Reported Net Income	$28,492	$9,139	$50,290	$12,105
Significant items:
Impairment charges on assets held for sale	1,942	—	2,546	715
Tax benefit	(529)	—	(694)	(199)
Adjusted Net Income	$29,905	$9,139	$52,142	$12,621
Reported Diluted Earnings per Share	$0.73	$0.24	$1.29	$0.31
Significant items:
Impairment charges on assets held for sale	0.05	—	0.07	0.02
Tax benefit	(0.01)	—	(0.02)	(0.01)
Adjusted Diluted Earnings per Share	$0.77	$0.24	$1.34	$0.32

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Adjusted non-interest expense:
Non-interest expense	$42,981	$37,053	$81,823	$80,714
Less significant items:
Impairment charges on assets held for sale	1,942	—	2,546	715
Adjusted non-interest expense	$41,039	$37,053	$79,277	$79,999
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$41,039	$37,053	$79,277	$79,999
Less: Amortization of intangible assets	1,848	1,892	3,597	3,785
Adjusted non-interest expense excluding amortization of intangible assets	$39,191	$35,161	$75,680	$76,214
Pre-tax pre-provision net income:
Pre-tax income	$38,164	$12,867	$67,337	$16,883
Add: Provision for loan and lease losses	(1,969)	15,518	2,398	29,973
Pre-tax pre-provision net income	$36,195	$28,385	$69,735	$46,856
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$36,195	$28,385	$69,735	$46,856
Impairment charges on assets held for sale	1,942	—	2,546	715
Adjusted pre-tax pre-provision net income	$38,137	$28,385	$72,281	$47,571
Tax Equivalent Net Interest Income
Net interest income	$58,174	$52,609	$114,814	$105,434
Add: Tax-equivalent adjustment	269	188	519	330
Net interest income, fully taxable equivalent	$58,443	$52,797	$115,333	$105,764
Total revenues:
Net interest income	$58,174	$52,609	$114,814	$105,434
Add: non-interest income	21,002	12,829	36,744	22,136
Total revenues	$79,176	$65,438	$151,558	$127,570
Tangible common stockholders' equity:
Total stockholders' equity	$817,073	780,935	$817,073	$780,935
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill and other intangibles	169,034	176,470	169,034	176,470
Tangible common stockholders' equity	$637,601	$594,027	$637,601	$594,027
Tangible assets:
Total assets	$6,540,602	$6,393,518	$6,540,602	$6,393,518
Less: Goodwill and other intangibles	169,034	176,470	169,034	176,470
Tangible assets	$6,371,568	$6,217,048	$6,371,568	$6,217,048
Average tangible common stockholders' equity:
Average total stockholders' equity	$810,490	$775,879	$808,482	$770,653
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill and other intangibles	169,906	177,440	170,845	178,428
Average tangible common stockholders' equity	$630,146	$588,001	$627,199	$581,787
Average tangible assets:
Average total assets	$6,720,492	$6,186,974	$6,654,495	$5,876,463
Less: Average goodwill and other intangibles	169,906	177,440	170,845	178,428
Average tangible assets	$6,550,586	$6,009,534	$6,483,650	$5,698,035
Tangible net income available to common stockholders:
Net income available to common stockholders	$28,297	$8,944	$49,899	$11,714
Add: After-tax intangible asset amortization	1,344	1,365	2,616	2,731
Tangible net income available to common stockholders	$29,641	$10,309	$52,515	$14,445
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$29,641	$10,309	$52,515	$14,445
Impairment charges on assets held for sale	1,942	—	2,546	715
Tax benefit on significant items	(529)	—	(694)	(199)
Adjusted tangible net income available to common stockholders	$31,054	$10,309	$54,367	$14,961

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$36,195	$28,385	$69,735	$46,856
Average total assets	6,720,492	6,186,974	6,654,495	5,876,463
Pre-tax pre-provision return on average assets	2.16%	1.85%	2.11%	1.60%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$38,137	$28,385	$72,281	$47,571
Average total assets	6,720,492	6,186,974	6,654,495	5,876,463
Adjusted pre-tax pre-provision return on average assets:	2.28%	1.85%	2.19%	1.63%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$58,443	$52,797	$115,333	$105,764
Total average interest-earning assets	6,231,616	5,703,569	6,165,033	5,400,757
Net interest margin, fully taxable equivalent	3.76%	3.72%	3.77%	3.94%
Non-interest income to total revenues:
Non-interest income	$21,002	$12,829	$36,744	$22,136
Total revenues	79,176	65,438	151,558	127,570
Non-interest income to total revenues	26.53%	19.61%	24.24%	17.35%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$41,039	$37,053	$79,277	$79,999
Average total assets	6,720,492	6,186,974	6,654,495	5,876,463
Adjusted non-interest expense to average assets	2.45%	2.41%	2.40%	2.74%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$39,191	$35,161	$75,680	$76,214
Total revenues	79,176	65,438	151,558	127,570
Adjusted efficiency ratio	49.50%	53.73%	49.93%	59.74%
Adjusted return on average assets:
Adjusted net income	$29,905	$9,139	$52,142	$12,621
Average total assets	6,720,492	6,186,974	6,654,495	5,876,463
Adjusted return on average assets	1.78%	0.59%	1.58%	0.43%
Adjusted return on average stockholders' equity:
Adjusted net income	$29,905	$9,139	$52,142	$12,621
Average stockholders' equity	810,490	775,879	808,482	770,653
Adjusted return on average stockholders' equity	14.80%	4.74%	13.01%	3.29%
Tangible common equity to tangible assets:
Tangible common equity	$637,601	$594,027	$637,601	$594,027
Tangible assets	6,371,568	6,217,048	6,371,568	6,217,048
Tangible common equity to tangible assets	10.01%	9.55%	10.01%	9.55%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$29,641	$10,309	$52,515	$14,445
Average tangible common stockholders' equity	630,146	588,001	627,199	581,787
Return on average tangible common stockholders' equity:	18.87%	7.05%	16.88%	4.99%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$31,054	$10,309	$54,367	$14,961
Average tangible common stockholders' equity	630,146	588,001	627,199	581,787
Adjusted return on average tangible common stockholders' equity	19.77%	7.05%	17.48%	5.17%
Tangible book value per share:
Tangible common equity	$637,601	$594,027	$637,601	$594,027
Common shares outstanding	38,094,972	38,383,217	38,094,972	38,388,217
Tangible book value per share	$16.74	$15.47	$16.74	$15.47

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

•
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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of June 30, 2021, we had a notional amount of $865.5 million of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points
As of June 30, 2022
Percentage change	20.4%	12.9%	4.2%	-3.8%
Dollar amount	$243,295	$228,053	$210,053	$194,400
As of June 30, 2023
Percentage change	31.1%	20.4%	8.1%	-6.9%
Dollar amount	$254,487	$233,694	$209,949	$180,760

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 0.4% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 4.1% and 8.2% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
April 1 - April 30, 2021	12,338	$21.51	3,000	901,604
May 1 - May 31, 2021	—	—	—	901,604
June 1 - June 30, 2021	542,017	22.46	535,744	359,587
Total	554,355	$22.44	538,744
(1)
Also includes 15,611 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of compensation plan, the Company can accept previously owned shares of common stock to be surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

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

10.1

Employment Agreement with Thomas Abraham, dated December 19, 2019 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-k (File No. 001-38139) filed on April 13, 2021 and incorporated herein by reference).

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 5, 2021	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)