Form 10-Q
period 2021-09-30
BYLINE BANCORP, INC.
filed 2021-11-05
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,711,380 shares outstanding as of November 2, 2021

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$46,900	$41,432
Interest bearing deposits with other banks	95,978	41,988
Cash and cash equivalents	142,878	83,420
Equity and other securities, at fair value	10,299	8,764
Securities available-for-sale, at fair value	1,427,605	1,447,230
Securities held-to-maturity, at amortized cost (fair value at September 30, 2021—$4,033, December 31, 2020 —$4,573)	3,887	4,395
Restricted stock, at cost	15,927	10,507
Loans held for sale	48,372	7,924
Loans and leases:
Loans and leases	4,609,228	4,340,535
Allowance for loan and lease losses	(60,598)	(66,347)
Net loans and leases	4,548,630	4,274,188
Servicing assets, at fair value	23,597	22,042
Premises and equipment, net	76,995	86,728
Other real estate owned, net	3,033	6,350
Goodwill and other intangible assets, net	167,296	172,631
Bank-owned life insurance	60,992	10,009
Deferred tax assets, net	45,165	40,181
Accrued interest receivable and other assets	129,775	216,283
Total assets	$6,704,451	$6,390,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,117,749	$1,762,676
Interest-bearing deposits	3,040,529	2,989,355
Total deposits	5,158,278	4,752,031
Other borrowings	539,119	647,901
Subordinated notes, net	73,473	73,342
Junior subordinated debentures issued to capital trusts, net	36,796	36,451
Accrued interest payable and other liabilities	72,367	75,463
Total liabilities	5,880,033	5,585,188
STOCKHOLDERS’ EQUITY
Preferred stock	10,438	10,438
Common stock	386	384
Additional paid-in capital	592,192	587,165
Retained earnings	258,077	191,098
Treasury stock, at cost	(31,161)	(1,668)
Accumulated other comprehensive income (loss), net of tax	(5,514)	18,047
Total stockholders’ equity	824,418	805,464
Total liabilities and stockholders’ equity	$6,704,451	$6,390,652

	September 30, 2021		December 31, 2020
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	10,438	39,170,541	10,438	38,736,540
Shares outstanding	10,438	37,690,087	10,438	38,618,054
Treasury shares	—	1,480,454	—	118,486

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$56,291	$51,036	$164,423	$155,347
Interest on securities	5,534	7,070	17,982	22,616
Other interest and dividend income	947	128	1,837	1,342
Total interest and dividend income	62,772	58,234	184,242	179,305
INTEREST EXPENSE
Deposits	986	2,760	3,465	14,810
Other borrowings	349	465	1,333	2,838
Subordinated notes and debentures	1,592	1,485	4,785	2,699
Total interest expense	2,927	4,710	9,583	20,347
Net interest income	59,845	53,524	174,659	158,958
PROVISION FOR LOAN AND LEASE LOSSES	352	15,740	2,750	45,713
Net interest income after provision for loan and lease losses	59,493	37,784	171,909	113,245
NON-INTEREST INCOME
Fees and service charges on deposits	1,867	1,603	5,299	4,731
Loan servicing revenue	3,344	2,936	9,301	8,674
Loan servicing asset revaluation	(2,650)	1,122	(4,148)	(2,653)
ATM and interchange fees	1,201	1,028	3,257	3,089
Net realized gains on securities available-for-sale	130	1,037	1,456	2,412
Change in fair value of equity securities, net	(275)	154	36	301
Net gains on sales of loans	12,761	12,671	33,350	23,900
Wealth management and trust income	815	693	2,305	1,970
Other non-interest income	1,302	990	4,383	1,946
Total non-interest income	18,495	22,234	55,239	44,370
NON-INTEREST EXPENSE
Salaries and employee benefits	25,978	23,126	72,372	67,197
Occupancy and equipment expense, net	4,982	5,220	15,617	16,103
Loan and lease related expenses	1,175	2,053	3,629	4,631
Legal, audit and other professional fees	2,710	2,390	7,822	6,802
Data processing	3,108	2,661	8,710	8,152
Net loss recognized on other real estate owned and other related expenses	42	349	1,052	1,324
Other intangible assets amortization expense	1,738	1,947	5,335	5,732
Other non-interest expense	4,447	3,941	11,466	12,460
Total non-interest expense	44,180	41,687	126,003	122,401
INCOME BEFORE PROVISION FOR INCOME TAXES	33,808	18,331	101,145	35,214
PROVISION FOR INCOME TAXES	8,502	5,260	25,549	10,038
NET INCOME	25,306	13,071	75,596	25,176
Dividends on preferred shares	196	196	587	587
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$25,110	$12,875	$75,009	$24,589
EARNINGS PER COMMON SHARE
Basic	$0.68	$0.34	$1.99	$0.65
Diluted	$0.66	$0.34	$1.95	$0.64

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$25,306	$13,071	$75,596	$25,176
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(8,439)	33	(32,876)	30,100
Reclassification adjustments for net gains included in net income	(130)	(1,037)	(1,456)	(2,412)
Tax effect	2,387	280	9,560	(7,710)
Net of tax	(6,182)	(724)	(24,772)	19,978
Cash flow hedges
Unrealized holding gains arising during the period	651	—	1,606	—
Reclassification adjustments for net losses included in net income	29	22	71	64
Tax effect	(189)	(7)	(466)	(18)
Net of tax	491	15	1,211	46
Total other comprehensive income (loss)	(5,691)	(709)	(23,561)	20,024
Comprehensive income	$19,615	$12,362	$52,035	$45,200

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2021	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	21,798	—	—	21,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,394)	(26,394)
Issuance of common stock upon exercise of stock options	—	—	55,908	1	750	—	—	—	751
Restricted stock activity, net	—	—	274,739	—	—	—	(244)	—	(244)
Issuance of common stock in connection with employee stock purchase plan	—	—	25,894	—	515	—	—	—	515
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,315)	—	—	(2,315)
Repurchase of common stock	—	—	(332,744)	—	—	—	(6,363)	—	(6,363)
Share-based compensation expense	—	—	—	—	779	—	—	—	779
Balance, March 31, 2021	10,438	$10,438	38,641,851	$385	$589,209	$210,385	$(8,275)	$(8,347)	$793,795
Net income	—	—	—	—	—	28,492	—	—	28,492
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,524	8,524
Issuance of common stock upon exercise of stock options	—	—	11,031	—	135	—	—	—	135
Restricted stock activity, net	—	—	(19,166)	—	—	—	(344)	—	(344)
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,319)	—	—	(2,319)
Repurchase of common stock	—	—	(538,744)	—	—	—	(12,093)	—	(12,093)
Share-based compensation expense	—	—	—	—	1,078	—	—	—	1,078
Balance, June 30, 2021	10,438	$10,438	38,094,972	$385	$590,422	$236,363	$(20,712)	$177	$817,073
Net income	—	—	—	—	—	25,306	—	—	25,306
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,691)	(5,691)
Issuance of common stock upon exercise of stock options	—	—	25,866	—	283	—	—	—	283
Restricted stock activity, net	—	—	12,879	1	(1)	—	(38)	—	(38)
Issuance of common stock in connection with employee stock purchase plan	—	—	16,590	—	408	—	—	—	408
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,396)	—	—	(3,396)
Repurchase of common stock	—	—	(460,220)	—	—	—	(10,411)	—	(10,411)
Share-based compensation expense	—	—	—	—	1,080	—	—	—	1,080
Balance, September 30, 2021	10,438	$10,438	37,690,087	$386	$592,192	$258,077	$(31,161)	$(5,514)	$824,418

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,596	$25,176
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	2,750	45,713
Impairment loss on assets held for sale	3,981	747
Depreciation and amortization of premises and equipment	4,603	4,849
Net amortization of securities	6,649	5,445
Net change in fair value of equity securities, net	(36)	(301)
Net realized gains on securities available-for-sale	(1,456)	(2,412)
Net losses (gains) on sales and valuation adjustments of premises and equipment	(497)	156
Net gains on sales of loans	(33,350)	(23,900)
Originations of U.S. government guaranteed loans	(323,010)	(301,177)
Proceeds from U.S. government guaranteed loans sold	312,733	232,251
Accretion of premiums and discounts on acquired loans, net	(5,001)	(10,754)
Net change in servicing assets	(1,555)	(1,796)
Net losses on sales and valuation adjustments of other real estate owned	755	999
Net amortization of other acquisition accounting adjustments	5,261	5,676
Amortization of subordinated debt issuance cost	131	41
Accretion of junior subordinated debentures discount	345	385
Share-based compensation expense	2,937	2,011
Deferred tax provision, net of valuation	4,108	2,643
Increase in cash surrender value of bank owned life insurance	(983)	(202)
Loss on redemption of junior subordinated debentures	—	112
Changes in assets and liabilities:
Accrued interest receivable and other assets	9,706	(3,161)
Accrued interest payable and other liabilities	(17,565)	20,552
Net cash provided by operating activities	46,102	3,053
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(514,506)	(742,303)
Proceeds from maturities and calls of securities available-for-sale	37,108	173,581
Proceeds from paydowns of securities available-for-sale	269,286	189,913
Proceeds from sales of securities available-for-sale	280,962	80,509
Proceeds from maturities and calls of securities held-to-maturity	500	—
Redemption (purchases) of Federal Home Loan Bank stock, net	(5,420)	12,475
Net change in loans and leases	(272,913)	(596,536)
Purchases of premises and equipment	(1,762)	(4,148)
Proceeds from sales of premises and equipment	296	32
Proceeds from sales of assets held for sale	4,919	—
Proceeds from sales of other real estate owned	2,998	874
Investment in bank owned life insurance	(50,000)	—
Proceeds from bank owned life insurance death benefit	—	69
Net cash used in investing activities	(248,532)	(885,534)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$406,321	$662,724
Proceeds from short-term borrowings	11,953,000	6,407,800
Repayments of short-term borrowings	(11,832,000)	(6,682,800)
Proceeds from Paycheck Protection Program Liquidity Facility (PPPLF) advances	196,679	449,889
Repayments of PPPLF advances	(412,182)	(279)
Proceeds from subordinated notes, net	—	73,258
Repayments of junior subordinated debentures	—	(1,500)
Net decrease in securities sold under agreements to repurchase	(14,279)	(3,688)
Dividends paid on preferred stock	(587)	(587)
Dividends paid on common stock	(7,928)	(3,412)
Proceeds from issuance of common stock	1,731	3,085
Repurchases of common stock	(28,867)	(1,668)
Net cash provided by financing activities	261,888	902,822
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,458	20,341
CASH AND CASH EQUIVALENTS, beginning of period	83,420	80,737
CASH AND CASH EQUIVALENTS, end of period	$142,878	$101,078
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,901	$21,130
Cash paid during the period for taxes	$25,525	$7,697
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common dividend declared, not paid	$102	$1,196

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2021 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2020, 2019, and 2018.

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

Issued Accounting Pronouncements Pending Adoption

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as a public business entity. Assuming the Company remains an emerging growth company, the Company anticipates adopting the standard on December 31, 2022. The Company is in the process of implementation and determining the impact that this ASU will have on the Company’s Consolidated Financial Statements.

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

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$8,487	$91	$—	$8,578
U.S. Government agencies	124,244	885	(1,865)	123,264
Obligations of states, municipalities, and political subdivisions	101,499	3,725	(164)	105,060
Residential mortgage-backed securities
Agency	794,856	3,303	(12,986)	785,173
Non-agency	64,645	86	(722)	64,009
Commercial mortgage-backed securities
Agency	237,376	3,179	(3,146)	237,409
Corporate securities	64,842	2,002	(17)	66,827
Asset-backed securities	37,203	83	(1)	37,285
Total	$1,433,152	$13,354	$(18,901)	$1,427,605

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,887	$146	$—	$4,033
Total	$3,887	$146	$—	$4,033

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$23,468	$344	$—	$23,812
U.S. Government agencies	113,088	600	(137)	113,551
Obligations of states, municipalities, and political subdivisions	135,513	6,991	(85)	142,419
Residential mortgage-backed securities
Agency	764,951	13,645	(205)	778,391
Non-agency	32,654	332	(5)	32,981
Commercial mortgage-backed securities
Agency	244,496	6,046	(390)	250,152
Corporate securities	59,020	1,850	(102)	60,768
Asset-backed securities	45,255	26	(125)	45,156
Total	$1,418,445	$29,834	$(1,049)	$1,447,230

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$4,395	$178	$—	$4,573
Total	$4,395	$178	$—	$4,573

The Company did not classify securities as trading during the nine months ended September 30, 2021 or during 2020.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	10	$74,687	$(1,506)	$9,641	$(359)	$84,328	$(1,865)
Obligations of states, municipalities and political subdivisions	7	8,097	(164)	—	—	8,097	(164)
Residential mortgage-backed securities
Agency	51	620,325	(12,626)	11,805	(360)	632,130	(12,986)
Non-agency	5	34,310	(722)	—	—	34,310	(722)
Commercial mortgage-backed securities
Agency	21	75,001	(2,369)	26,823	(777)	101,824	(3,146)
Corporate securities	2	5,041	(17)	—	—	5,041	(17)
Asset-backed securities	1	4,997	(1)	—	—	4,997	(1)
Total	97	$822,458	$(17,405)	$48,269	$(1,496)	$870,727	$(18,901)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$30,639	$(137)	$—	$—	$30,639	$(137)
Obligations of states, municipalities and political subdivisions	2	210	(85)	—	—	210	(85)
Residential mortgage-backed securities
Agency	8	45,253	(198)	472	(7)	45,725	(205)
Non-agency	2	3,963	(5)	—	—	3,963	(5)
Commercial mortgage-backed securities
Agency	8	55,554	(390)	—	—	55,554	(390)
Corporate securities	6	10,916	(102)	—	—	10,916	(102)
Asset-backed securities	6	24,436	(99)	4,952	(26)	29,388	(125)
Total	37	$170,971	$(1,016)	$5,424	$(33)	$176,395	$(1,049)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 97 securities available-for-sale with unrealized losses at September 30, 2021. There were no securities held-to-maturity with unrealized losses at September 30, 2021. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three and nine months ended September 30, 2021 and 2020 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds	$—	$35,092	$186,850	$80,509
Gross gains	130	1,037	2,525	2,494
Gross losses	—	—	1,069	82

There were $130,000 and $1.5 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2021, respectively. There were $1.0 million and $2.4 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2020, respectively.

Securities posted as collateral were $361.0 million and $731.8 million at September 30, 2021 and December 31, 2020, respectively, of which carrying amounts of $361.0 million and $323.9 million were pledged at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $311.3 million and $245.1 million, respectively, and for customer repurchase agreements of $38.7 million and $64.1 million, respectively. At September 30, 2021 and December 31, 2020, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2021, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$23,201	$23,402
Due from one to five years	26,476	27,466
Due from five to ten years	209,435	211,691
Due after ten years	77,163	78,455
Mortgage-backed securities	1,096,877	1,086,591
Total	$1,433,152	$1,427,605
Held-to-maturity
Due from one to five years	3,887	4,033
Total	$3,887	$4,033

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2021	2020
Commercial real estate	$1,615,875	$1,416,731
Residential real estate	507,226	569,387
Construction, land development, and other land	340,428	231,602
Commercial and industrial	1,535,412	1,372,452
Paycheck Protection Program ("PPP")	275,619	527,044
Installment and other	1,396	1,942
Lease financing receivables	334,484	223,295
Total loans and leases	4,610,440	4,342,453
Net unamortized deferred fees and costs	(5,484)	(5,764)
Initial direct costs	4,272	3,846
Allowance for loan and lease losses	(60,598)	(66,347)
Net loans and leases	$4,548,630	$4,274,188

	September 30,	December 31,
	2021	2020
Lease financing receivables
Net minimum lease payments	$337,512	$234,472
Unguaranteed residual values	22,338	8,690
Unearned income	(25,366)	(19,867)
Total lease financing receivables	334,484	223,295
Initial direct costs	4,272	3,846
Lease financial receivables before allowance for lease losses	$338,756	$227,141

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At September 30, 2021 and December 31, 2020, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $396.6 million and $635.0 million, respectively. At September 30, 2021 and December 31, 2020, the discount on the unguaranteed portion of U.S. government guaranteed loans was $27.9 million and $28.3 million, respectively, which are included in total loans and leases. At September 30, 2021 and December 31, 2020, installment and other loans included overdraft deposits of $477,000 and $496,000, respectively, which were reclassified as loans. At September 30, 2021 and December 31, 2020, loans and leases and loans held for sale pledged as security for borrowings were $2.0 billion and $2.3 billion, respectively.

The minimum annual lease payments for lease financing receivables as of September 30, 2021 are summarized as follows:

Minimum Lease Payments
2021	$27,875
2022	110,733
2023	85,005
2024	59,682
2025	39,328
Thereafter	14,889
Total	$337,512

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2021 and December 31, 2020:

September 30, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,298,454	$84,821	$235,103	$1,618,378
Residential real estate	387,578	61,893	58,283	507,754
Construction, land development, and other land	336,460	1,746	206	338,412
Commercial and industrial	1,480,076	6,651	49,678	1,536,405
Paycheck Protection Program	268,081	—	—	268,081
Installment and other	998	169	275	1,442
Lease financing receivables	331,149	—	7,607	338,756
Total loans and leases	$4,102,796	$155,280	$351,152	$4,609,228

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,017,587	$108,484	$295,599	$1,421,670
Residential real estate	414,220	78,840	79,211	572,271
Construction, land development, and other land	226,408	4,113	212	230,733
Commercial and industrial	1,276,527	10,178	82,195	1,368,900
Paycheck Protection Program	517,815	—	—	517,815
Installment and other	1,267	202	536	2,005
Lease financing receivables	214,636	—	12,505	227,141
Total loans and leases	$3,668,460	$201,817	$470,258	$4,340,535

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $4.3 million and $6.5 million, at September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$126,738	$84,821	$154,233	$108,484
Residential real estate	108,560	61,893	126,086	78,840
Construction, land development, and other land	9,301	1,746	12,677	4,113
Commercial and industrial	12,115	6,651	15,925	10,178
Installment and other	866	169	917	202
Total acquired impaired loans	$257,580	$155,280	$309,838	$201,817

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$24,474	$31,868	$27,696	$40,009
Accretion to interest income	(3,080)	(5,763)	(9,896)	(15,420)
Reclassification from nonaccretable difference, net	1,217	5,727	4,811	7,243
Ending balance	$22,611	$31,832	$22,611	$31,832

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$240,271	$235,103	$302,091	$295,599
Residential real estate	58,858	58,283	80,104	79,211
Construction, land development, and other land	271	206	278	212
Commercial and industrial	51,468	49,678	84,608	82,195
Installment and other	286	275	553	536
Lease financing receivables	7,638	7,607	13,978	12,505
Total acquired non-impaired loans and leases	$358,792	$351,152	$481,612	$470,258

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2021 and 2020 are as follows:

September 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Provision/(recapture)	1,108	(225)	(61)	(1,218)	—	(2)	750	352
Charge-offs	(564)	(65)	—	(1,456)	—	—	(399)	(2,484)
Recoveries	287	2	—	380	—	—	342	1,011
Ending balance	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Nine months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	2,891	(1,257)	(468)	226	—	(8)	1,366	2,750
Charge-offs	(2,644)	(76)	(326)	(6,172)	—	—	(1,148)	(10,366)
Recoveries	541	9	—	753	—	—	564	1,867
Ending balance	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending balance:
Individually evaluated for impairment	$8,420	$—	$—	$16,142	$—	$—	$—	$24,562
Collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Loans acquired with deteriorated credit quality	2,638	353	8	1,276	—	—	—	4,275
Total allowance for loan and lease losses	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$45,563	$3,946	$—	$37,689	$—	$—	$—	$87,198
Collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Loans acquired with deteriorated credit quality	84,821	61,893	1,746	6,651	—	169	—	155,280
Total loans and leases	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228

September 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Provision	6,421	291	1,029	7,603	—	1	395	15,740
Charge-offs	(1,566)	(250)	(701)	(3,254)	—	—	(374)	(6,145)
Recoveries	19	8	53	83	—	—	200	363
Ending balance	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Nine months ended
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision/(recapture)	14,149	2,031	1,910	26,844	—	(13)	792	45,713
Charge-offs	(3,206)	(259)	(701)	(12,057)	—	—	(1,392)	(17,615)
Recoveries	76	28	53	376	—	—	691	1,224
Ending balance	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Ending balance:
Individually evaluated for impairment	$4,516	$77	$—	$10,189	$—	$—	$—	$14,782
Collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Loans acquired with deteriorated credit quality	2,643	300	187	1,901	—	—	—	5,031
Total allowance for loan and lease losses	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258

September 30, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$39,001	$1,636	$—	$37,253	$—	$—	$—	$77,890
Collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Loans acquired with deteriorated credit quality	117,114	84,197	4,804	10,489	—	214	—	216,818
Total loans and leases	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517

The Company recaptured $1.1 million and $5.7 million of the allowance for loan and lease losses for the three and nine months ended September 30, 2021, respectively, and increased the allowance by $10.0 million and $29.3 million for the three and nine months ended September 30, 2020, respectively. For acquired impaired loans, the Company increased the allowance for loan and lease losses by $405,000 and recaptured $2.2 million of allowance for the three and nine months ended September 30, 2021, respectively. The Company increased the allowance for loan and lease losses by $295,000 and $2.3 million for the three and nine months ended September 30, 2020, respectively for acquired impaired loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company recaptured $1.0 million of the allowance for loan and lease losses and increased the allowance by $602,000 for the three and nine months ended September 30, 2021, respectively. The Company increased the allowance on loans individually evaluated for impairment by $768,000 and $4.1 million for the three and nine months ended September 30, 2020, respectively. For loans collectively evaluated for impairment, the Company decreased the allowance for loan and lease losses by $498,000 and $4.2 million for the three and nine months ended September 30, 2021, and increased the allowance for loan and lease losses by $8.9 million and $23.0 million for the three and nine months ended September 30, 2020, respectively.

An allowance for loan and lease loss allocation has not been made for Paycheck Protection Program (“PPP”) loans as these loans are fully guaranteed by the Small Business Association ("SBA"). On a quarterly basis, the Company assesses the collectability of its government guarantee loan and lease portfolio using historical loss experience in its small business lending unit.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases considered impaired as of September 30, 2021 and December 31, 2020, which exclude acquired impaired loans. For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

September 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$20,432	$25,512	$—
Residential real estate	3,850	3,901	—
Commercial and industrial	14,212	15,999	—
With an allowance recorded
Commercial real estate	25,131	26,569	8,420
Residential real estate	96	152	—
Commercial and industrial	23,477	25,614	16,142
Total impaired loans	$87,198	$97,747	$24,562

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—
Residential real estate	1,558	1,644	—
Commercial and industrial	17,944	19,917	—
With an allowance recorded
Commercial real estate	13,696	14,919	5,034
Residential real estate	272	274	78
Commercial and industrial	29,412	32,018	18,848
Total impaired loans	$95,355	$103,564	$23,960

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the nine months ended:

September 30, 2021	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$28,480	$920
Residential real estate	2,788	109
Commercial and industrial	16,668	481
With an allowance recorded
Commercial real estate	27,620	1,185
Residential real estate	207	2
Commercial and industrial	28,785	1,666
Total impaired loans	$104,548	$4,363

September 30, 2020	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$22,511	$927
Residential real estate	1,615	26
Construction, land development, and other land	2,984	220
Commercial and industrial	16,991	493
With an allowance recorded
Commercial real estate	13,329	526
Residential real estate	460	21
Commercial and industrial	21,352	1,078
Total impaired loans	$79,242	$3,291

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2021 and December 31, 2020:

September 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,297,981	$422,843	$291,496	$1,261,335	$268,081	$1,190	$335,475	$3,878,401
Watch	143,047	16,862	37,795	196,288	—	83	264	394,339
Special Mention	48,605	3,036	7,375	30,841	—	—	1,934	91,791
Substandard	43,924	3,120	—	41,290	—	—	786	89,120
Doubtful	—	—	—	—	—	—	297	297
Loss	—	—	—	—	—	—	—	—
Total	$1,533,557	$445,861	$336,666	$1,529,754	$268,081	$1,273	$338,756	$4,453,948

December 31, 2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,064,623	$463,103	$180,458	$1,027,399	$517,815	$1,706	$222,818	$3,477,922
Watch	134,381	22,086	46,162	225,930	—	96	47	428,702
Special Mention	60,022	3,795	—	56,784	—	—	2,721	123,322
Substandard	54,160	4,447	—	48,609	—	1	955	108,172
Doubtful	—	—	—	—	—	—	600	600
Loss	—	—	—	—	—	—	—	—
Total	$1,313,186	$493,431	$226,620	$1,358,722	$517,815	$1,803	$227,141	$4,138,718

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2021 and December 31, 2020:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$330	$1,426	$—	$17,082	$18,838	$1,514,719	$1,533,557
Residential real estate	1,087	—	—	2,127	3,214	442,647	445,861
Construction, land development, and other land	2,035	—	—	—	2,035	334,631	336,666
Commercial and industrial	1,653	594	—	14,272	16,519	1,513,235	1,529,754
Paycheck Protection Program	—	—	—	—	—	268,081	268,081
Installment and other	39	—	—	—	39	1,234	1,273
Lease financing receivables	973	98	—	984	2,055	336,701	338,756
Total	$6,117	$2,118	$—	$34,465	$42,700	$4,411,248	$4,453,948

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$1,544	$4,194	$—	$15,969	$21,707	$1,291,479	$1,313,186
Residential real estate	1,686	—	—	1,929	3,615	489,816	493,431
Construction, land development, and other land	—	—	—	—	—	226,620	226,620
Commercial and industrial	4,521	1,290	—	21,936	27,747	1,330,975	1,358,722
Paycheck Protection Program						517,815	517,815
Installment and other	6	—	—	1	7	1,796	1,803
Lease financing receivables	996	376	—	1,268	2,640	224,501	227,141
Total	$8,753	$5,860	$—	$41,103	$55,716	$4,083,002	$4,138,718

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of September 30, 2021 and December 31, 2020:

September 30, 2021	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	7	$2,130	$2,130	$—	$209
Commercial and industrial	1	63	63	—	63
Residential real estate	2	173	173	—	—
Total accruing	10	2,366	2,366	—	272
Non-accruing:
Commercial real estate	3	856	740	116	311
Commercial and industrial	3	1,730	1,107	623	508
Total non-accruing	6	2,586	1,847	739	819
Total troubled debt restructurings	16	$4,952	$4,213	$739	$1,091

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2020	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate	4	1,609	1,362	247	102
Commercial and industrial	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441

In addition, there was no commitment outstanding on troubled debt restructurings at September 30, 2021 or December 31, 2020.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2021 and 2020 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Accruing:
Beginning balance	$2,395	$3,151	$2,495	$1,771
Additions	—	604	281	604
Net payments	(29)	(1,462)	(410)	(1,538)
Net transfers from non-accrual	—	—	—	1,456
Ending balance	2,366	2,293	2,366	2,293
Non-accruing:
Beginning balance	4,441	7,449	5,650	8,800
Additions	—	—	673	5,633
Net payments	(2,584)	(302)	(3,568)	(1,688)
Charge-offs	(10)	(852)	(908)	(4,994)
Net transfers to accrual	—	—	—	(1,456)
Ending balance	1,847	6,295	1,847	6,295
Total troubled debt restructurings	$4,213	$8,588	$4,213	$8,588

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2021 or 2020.

At September 30, 2021 and December 31, 2020, the reserve for unfunded commitments was $1.5 million and $1.9 million, respectively. During the three and nine months ended September 30, 2021, there was a recapture for unfunded commitments of $79,000 and $363,000, respectively. During the three and nine months ended September 30, 2020, the provision for unfunded commitments was $519,000 and $1.2 million, respectively. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$24,683	$18,351	$22,042	$19,471
Additions, net	1,564	1,794	5,703	4,449
Changes in fair value	(2,650)	1,122	(4,148)	(2,653)
Ending balance	$23,597	$21,267	$23,597	$21,267

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Loan portfolios serviced for:
SBA guaranteed loans	$1,471,367	$1,395,713
USDA guaranteed loans	143,847	135,543
Total	$1,615,214	$1,531,256

Loan servicing revenue totaled $3.3 million and $2.9 million for each of the three months ended September 30, 2021 and 2020, respectively. Loan servicing revenue totaled $9.3 million and $8.7 million for each of the nine months ended September 30, 2021 and 2020, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $2.7 million and an upward valuation adjustment of $1.1 million for three months ended September 30, 2021 and 2020, respectively. Loan servicing asset revaluations resulted in downward valuation adjustments of $4.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$4,417	$8,652	$6,350	$9,896
Net additions to OREO	—	41	436	127
Proceeds from sales of OREO	(1,498)	(224)	(2,998)	(874)
Gains (losses) on sales of OREO	114	(41)	133	44
Valuation adjustments	—	(278)	(888)	(1,043)
Ending balance	$3,033	$8,150	$3,033	$8,150

At September 30, 2021 and December 31, 2020, the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3.1 million and $3.3 million, respectively.

There were no internally financed sales of OREO for the three and nine months ended September 30, 2021 or 2020.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of September 30, 2021:

	Balance Sheet Line Item	September 30, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$11,580
Operating lease liability	Accrued interest payable and other liabilities	13,744

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At September 30, 2021, the weighted-average discount rate of operating leases was 0.85% and the weighted average remaining life of operating leases was 6.0 years.

The future minimum lease payments for operating leases, subsequent to September 30, 2021, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2021	$1,515
2022	3,618
2023	2,412
2024	2,194
2025	1,505
Thereafter	3,108
Total undiscounted lease payments	14,352
Less: imputed interest	(608)
Net lease liabilities	$13,744

The Company’s rental expenses for the three months ended September 30, 2021 and 2020 were $1.2 million and $1.6 million, respectively. The Company’s rental expenses for the nine months ended September 30, 2021 and 2020 were $4.0 million and $4.9 million, respectively. For the three months ended September 30, 2021 and 2020, the Company received $166,000 and $184,000, respectively, in sublease income. For the nine months ended September 30, 2021 and 2020, the Company received $479,000 and $549,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.5 million, and the leases have contractual lives extending through

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

2026. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$18,346	$2,335	$148,353	$25,459	$2,658
Amortization	—	(1,672)	(66)	—	(1,825)	(122)
Ending balance	$148,353	$16,674	$2,269	$148,353	$23,634	$2,536
Accumulated amortization	N/A	$38,792	$947	N/A	$31,832	$680
Weighted average remaining amortization period	N/A	5.0 Years	8.5 Years	N/A	5.8 Years	9.7 Years

	Nine Months Ended September 30,
	2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791
Amortization	—	(5,135)	(200)	—	(5,477)	(255)
Ending balance	$148,353	$16,674	$2,269	$148,353	$23,634	$2,536
Accumulated amortization	N/A	$38,792	$947	N/A	$31,832	$680
Weighted average remaining amortization period	N/A	5.0 Years	8.5 Years	N/A	5.8 Years	9.7 Years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2021:

Estimated Amortization
2021	$1,737
2022	6,386
2023	4,336
2024	2,286
2025	1,721
Thereafter	2,477
Total	$18,943

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2021 and 2020 was 25.3% and 28.5%, respectively. The Company recorded discrete income tax benefit of $166,000 and a provision of $231,000 related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2021 and 2020, respectively.

Net deferred tax assets increased to $45.2 million at September 30, 2021 compared to $40.2 million at December 31, 2020 primarily a result of unrealized losses on available-for-sale securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2021, 2022, and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2026 to December 31, 2033.

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Non-interest-bearing demand deposits	$2,117,749	$1,762,676
Interest-bearing checking accounts	652,824	494,424
Money market demand accounts	1,057,419	1,142,709
Other savings	627,294	564,700
Time deposits (below $250,000)	553,364	600,810
Time deposits ($250,000 and above)	149,628	186,712
Total deposits	$5,158,278	$4,752,031

There were no brokered deposits included in Time deposits of $250,000 or more at September 30, 2021, and $35.0 million at December 31, 2020, respectively.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Paycheck Protection Program Liquidity Facility	$156,404	$371,907
Federal Home Loan Bank advances	355,000	234,000
Securities sold under agreements to repurchase	27,715	41,994
Line of credit	—	—
Total	$539,119	$647,901

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”). Under the terms of the PPPLF, the Bank pledges loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF are in an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of September 30, 2021, the PPPLF balance was $156.4 million with an interest rate of 0.35% with various maturity dates from April 2022 to February 2026.

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2021 and December 31, 2020, there were no outstanding advances under the Federal Reserve Bank discount window line.

At September 30, 2021, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $355.0 million, with interest rates ranging from 0.00% to 0.22% and maturities ranging from November 2021 to May 2022. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 9, 2020. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2021 and December 31, 2020, the line of credit had no outstanding balance. On October 8, 2021, the Company extended the maturity of the credit facility to October 7, 2022.

The following table presents short-term credit lines available for use as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Federal Home Loan Bank line	$1,910,295	$2,016,212
Federal Reserve Bank of Chicago discount window line	622,306	874,677
Available federal funds lines	115,000	115,000

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 13—Subordinated Notes and Junior Subordinated Debentures

In 2020, the Company issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be the three-month Secured Overnight Financing Rate, plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

As of September 30, 2021, the net liability outstanding of the subordinated notes was $73.5 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At September 30, 2021 and December 31, 2020, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2021	Aggregate Principal Amount December 31, 2020	Stated Maturity	Contractual Rate at September 30, 2021	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	2.91%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	1.90%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(8,204)	(8,549)
Total liability, at carrying value	$36,796	$36,451

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (2.91% and 3.02% at September 30, 2021 and December 31, 2020, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $41,000 and $45,000 as of September 30, 2021 and December 31, 2020, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (1.90% and 2.00% at September 30, 2021 and December 31,

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

2020, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $8,000 and $9,000 as of September 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$173,848	$1,520,986	$1,694,834	$106,183	$1,261,872	$1,368,055
Letters of credit	653	58,479	59,132	652	58,120	58,772
Total	$174,501	$1,579,465	$1,753,966	$106,835	$1,319,992	$1,426,827

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2044.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
September 30, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$8,578	$8,578	$—	$—
U.S. Government agencies	123,264	—	123,264	—
Obligations of states, municipalities, and political subdivisions	105,060	—	105,060	—
Mortgage-backed securities; residential
Agency	785,173	—	785,173	—
Non-Agency	64,009	—	64,009	—
Mortgage-backed securities; commercial
Agency	237,409	—	237,409	—
Corporate securities	66,827	—	66,827	—
Asset-backed securities	37,285	—	37,285	—
Equity and other securities, at fair value
Mutual funds	4,424	4,424	—	—
Equity securities	5,875	—	5,189	686
Servicing assets	23,597	—	—	23,597
Derivative assets	13,463	—	13,463	—
Financial liabilities
Derivative liabilities	12,348	—	12,348	—

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$23,812	$23,812	$—	$—
U.S. Government agencies	113,551	—	113,551	—
Obligations of states, municipalities, and political subdivisions	142,419	—	142,419
Mortgage-backed securities; residential
Agency	778,391	—	778,391	—
Non-Agency	32,981	—	32,981	—
Mortgage-backed securities; commercial
Agency	250,152	—	250,152	—
Corporate securities	60,768	—	60,768	—
Asset-backed securities	45,156	—	45,156	—
Equity and other securities, at fair value
Mutual funds	2,983	2,983	—	—
Equity securities	5,781	—	5,096	685
Servicing assets	22,042	—	—	22,042
Derivative assets	17,149	—	17,149	—
Financial liabilities
Derivative liabilities	18,133	—	18,133	—

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 and 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2021	2020	2021	2020
	Investment Securities		Servicing Assets
Balance, beginning of period	$685	$700	$22,042	$19,471
Additions, net	—	—	5,703	4,449
Change in fair value	1	(16)	(4,148)	(2,653)
Balance, end of period	$686	$684	$23,597	$21,267

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2021:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.1% - 6.4%	4.5%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.5% - 31.8%	14.3%	Decrease
		Discount rate	(3.0)% - 50.0%	8.1%	Decrease
		Expected weighted average loan life	0.2 - 8.5 years	3.9 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
September 30, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$37,143	$—	$—	$37,143
Residential real estate	3,946	—	—	3,946
Commercial and industrial	21,547	—	—	21,547
Assets held for sale	10,982	—	—	10,982
Other real estate owned	3,033	—	—	3,033

		Fair Value Measurements Using
December 31, 2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$41,135	$—	$—	$41,135
Residential real estate	1,752	—	—	1,752
Commercial and industrial	28,508	—	—	28,508
Assets held for sale	13,023	—	—	13,023
Other real estate owned	6,350	—	—	6,350

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2021		2020
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$46,900	$46,900	$41,432	$41,432
Interest bearing deposits with other banks	2	95,978	95,978	41,988	41,988
Securities held-to-maturity	2	3,887	4,033	4,395	4,573
Other restricted stock	2	15,927	15,927	10,507	10,507
Loans held for sale	3	48,372	54,739	7,924	8,848
Loans and lease receivables, net (less impaired loans at fair value)	3	4,485,994	4,478,323	4,202,793	4,205,906
Accrued interest receivable	3	18,857	18,857	20,678	20,678
Financial liabilities
Non-interest-bearing deposits	2	2,117,749	2,117,749	1,762,676	1,762,676
Interest-bearing deposits	2	3,040,529	3,041,101	2,989,355	2,990,735
Accrued interest payable	2	1,687	1,687	1,478	1,478
Paycheck Protection Program Liquidity Facility	2	156,404	156,404	371,907	371,907
Federal Home Loan Bank advances	2	355,000	355,000	234,000	234,000
Securities sold under repurchase agreement	2	27,715	27,715	41,994	41,994
Subordinated notes	2	73,473	83,291	73,342	76,627
Junior subordinated debentures	3	36,796	40,777	36,451	40,543

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	400,000	$1,799	$(192)	$—	$—	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	458,698	11,664	(12,148)	383,410	17,149	(18,116)
Other credit derivatives	7,788	—	(8)	8,437	—	(17)
Total derivatives	$866,486	$13,463	$(12,348)	$391,847	$17,149	$(18,133)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $400.0 million as of September 30, 2021. There were no cash flow hedges outstanding at December 31, 2020. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2021, the cash flow hedges aggregating $400.0 million in notional amounts are comprised of five forward starting pay fixed interest rate swaps, of which one for $100.0 million is effective in March 2022; one for $50.0 million is effective in September 2022; two totaling $200.0 million are effective in March 2023; and one for $50.0 million is effective May 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $253,000 as of September 30, 2021 and $304,000 as of December 31, 2020. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $29,000 and $22,000 during the three months ended September 30, 2021, and 2020, respectively, and is reported as a component of interest expense on other borrowings. Interest recorded on these swap transactions was $71,000 and $64,000 during the nine months ended September 30, 2021, and 2020, respectively, and is reported as a component of interest expense on other borrowings. As of September 30, 2021, the Company estimates $868,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of September 30, 2021:

Notional amounts	$400,000
Derivative assets fair value	1,799
Derivative liabilities fair value	192
Weighted average maturity	5.2 years

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2021			September 30, 2020
	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$1,606	$(71)	$—	$—	$(64)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $458.7 million as of September 30, 2021 with maturities ranging from January 2022 to September 2031. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2021 and 2020, there were $134,000 and $41,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2021 and 2020, there were $840,000 and $700,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of September 30, 2021:

Notional amounts	$458,698
Derivative assets fair value	11,664
Derivative liabilities fair value	12,148
Weighted average pay rates	4.23%
Weighted average receive rates	3.03%
Weighted average maturity	5.6 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $7.8 million and $8.4 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Other interest rate derivatives	$98	$113	$482	$(627)
Other credit derivatives	2	3	9	(8)
Total	$100	$116	$491	$(635)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2021		December 31, 2020
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$13,463	$(12,348)	$17,149	$(18,133)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$13,463	$(12,348)	$17,149	$(18,133)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,814)	1,814	—	—
Collateral posted	(11,649)	9,740	(17,149)	18,133
Net credit exposure	$—	$(794)	$—	$—
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.3 million. The Company has posted $9.7 million collateral related to these agreements as of September 30, 2021. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.8 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company adopted the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) in connection with our IPO. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2021, there were 698,331 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

During 2021, the Company granted 308,452 shares of restricted common stock, par value $0.01 per share. Of this total, 119,344 restricted shares will vest ratably over four years on each anniversary of the grant date, 109,475 restricted shares will vest ratably on the last business day of 2021, 2022 and 2023, 38,279 restricted shares will vest ratably over three years on each anniversary of the grant date, 9,141 restricted shares will cliff vest on the third anniversary of the grant date, and 130 shares have vested, all subject to continued employment.

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

The following table discloses the changes in restricted shares for the nine months ended September 30, 2021:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2021	383,539	$18.75
Granted	308,452	19.38
Vested	(103,187)	19.52
Forfeited	(9,740)	20.58
Ending balance outstanding at September 30, 2021	579,064	$18.92

A total of 103,187 restricted shares vested during the nine months ended September 30, 2021. A total of 113,264 restricted shares vested during the year ended December 31, 2020. The fair value of restricted shares that vested during the nine months ended September 30, 2021 was $2.2 million. The fair value of restricted shares that vested during the year ended December 31, 2020 was $1.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Total share-based compensation - restricted stock	$2,966	$2,019
Income tax benefit	826	562
Unrecognized compensation expense	7,840	5,566
Weighted-average amortization period remaining	2.4 years	2.4 years

The fair value of the unvested restricted stock awards at September 30, 2021 was $14.2 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. During 2016 and 2015, the Company granted options to purchase 212,400 and 1,634,568 shares, respectively; the Company did not grant any stock options during 2017. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,344,548 shares remain outstanding under the BYB Plan at September 30, 2021.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at September 30, 2021.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2021:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	1,390,579	$11.36	$5,724	4.4
Exercised	(46,031)	13.66	$359
Expired	—
Ending balance outstanding at September 30, 2021	1,344,548	$11.28	$17,851	3.7
Exercisable at September 30, 2021	1,344,548	$11.28	$17,851	3.7

A total of 46,031 stock options were exercised during the nine months ended September 30, 2021, proceeds of which were $629,000, with a related tax benefit of $100,000. A total of 19,496 stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2020, with proceeds of $253,000 and a related tax benefit of $39,000. No stock options vested during the three or nine months ended September 30, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Total share-based compensation - stock options	$—	$7
Income tax benefit	—	2
Unrecognized compensation expense - stock options	—	—
Weighted-average amortization period remaining	0.0 years	0.0 years

There was no unrecognized stock option compensation expenses as of September 30, 2021.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2021:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	233,630	$11.52	$918	3.3
Exercised	(46,774)	$11.55	$313
Expired	—
Ending balance outstanding at September 30, 2021	186,856	$11.52	$2,437	3.3
Exercisable at September 30, 2021	186,856	$11.52	$2,437	3.3

A total of 46,774 stock options were exercised during the nine months ended September 30, 2021, proceeds of which were $540,000 and a related tax benefit of $87,000. A total of 255,615 stock options were exercised during the year ended December 31, 2020, proceeds of which were $2.8 million and a related tax benefit of $219,000. No stock options vested during the three or nine months ended September 30, 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,531,404 and 1,676,371 shares of common stock were outstanding as of September 30, 2021 and 2020, respectively. There were 579,064 and 392,439 restricted stock awards outstanding at September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2020, 105,657 and 50,000 stock options outstanding were excluded from the calculation of diluted earnings per common share, as their effect would have been anti-dilutive.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$25,306	$13,071	$75,596	$25,176
Less: Dividends on preferred shares	196	196	587	587
Net income available to common stockholders	$25,110	$12,875	$75,009	$24,589
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,200,778	38,057,350	37,773,350	37,973,694
Incremental shares	817,523	191,985	749,762	278,269
Weighted-average common stock outstanding (dilutive)	38,018,301	38,249,335	38,523,112	38,251,963
Basic earnings per common share	$0.68	$0.34	$1.99	$0.65
Diluted earnings per common share	$0.66	$0.34	$1.95	$0.64

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,170,541	38,736,540
Shares outstanding	37,690,087	38,618,054
Treasury shares	1,480,454	118,486

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

For the three months ended September 30, 2021 and 2020, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the nine months ended September 30, 2021 and 2020, the Company declared and paid dividends on the Series B preferred stock of $587,000.

On December 10, 2020, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and on July 27, 2021, the Company's Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, the Company is authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.0% of the Company’s outstanding common stock at September 30, 2021. The program will be in effect until December 31, 2022 unless terminated earlier.

The Company purchased 460,220 shares at a cost of $10.4 million under this program during the three months ended September 30, 2021. The Company purchased 1,331,708 shares at a cost of $28.9 million under this program during the nine months ended September 30, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

For the three and nine months ended September 30, 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.09 per share and $0.21 per share, respectively. For the three and nine months ended September 30, 2020, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.03 per share and $0.09 per share, respectively.

On October 26, 2021, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on November 23, 2021 to stockholders of record of the Company’s common stock as of November 9, 2021.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	46	19,978	20,024
Balance, September 30, 2020	$(320)	$19,644	$19,324

Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	1,211	(24,772)	(23,561)
Balance, September 30, 2021	$906	$(6,420)	$(5,514)

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

Forward-Looking Statements

Statements contained in this report and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, and there can be no assurance that actual strategies, actions or results will not differ materially from expectations, readers are cautioned not to place undue reliance on such statements.

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended September 30, 2021. During the third quarter of 2021 we began offering online account opening to consumer customers through our website. As of September 30, 2021, we had consolidated total assets of $6.7 billion, total gross loans and leases outstanding of $4.6 billion, total deposits of $5.2 billion, and total stockholders’ equity of $824.4 million.

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

The following table presents net PPP loans as of September 30, 2021:

	PPP Loan Size
(dollars in thousands)	First Round	Second Round	Total
Principal outstanding	$12,561	$263,058	$275,619
Unearned processing fee	(176)	(9,503)	(9,679)
Deferred cost	47	2,094	2,141
PPP loans, net	$12,432	$255,649	$268,081
Number of loans outstanding	$128	$1,624	$1,752

Forgiven	95.9%	22.3%	70.7%
In review or submission process	0.9%	10.9%	4.3%
Not applied for forgiveness	3.2%	66.8%	25.0%

The CARES Act also temporarily eases the guidance applicable to loan modifications and the effect on assessing TDRs related to the COVID-19 pandemic. Modifications within the scope of this relief include arrangements that defer or delay payments of principal and/or interest and extend until the earlier of the following: 1) 60 days after the date on which the national emergency related to the COVID-19 outbreak is terminated; or 2) January 1, 2022. At September 30, 2021, we had $2.0 million in active COVID-19 related payment deferrals, or 0.05% of loans and leases, excluding PPP loans.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2021, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2021, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2021, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended		As of or For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
Summary of Operations
Net interest income	$59,845	$53,524	$174,659	$158,958
Provision for loan and lease losses	352	15,740	2,750	45,713
Non-interest income	18,495	22,234	55,239	44,370
Non-interest expense	44,180	41,687	126,003	122,401
Income before provision for income taxes	33,808	18,331	101,145	35,214
Provision for income taxes	8,502	5,260	25,549	10,038

Net income	25,306	13,071	75,596	25,176
Dividends on preferred shares	196	196	587	587
Income available to common stockholders	$25,110	$12,875	$75,009	$24,589
Common Share Data
Basic earnings per common share	$0.68	$0.34	$1.99	$0.65
Diluted earnings per common share	$0.66	$0.34	$1.95	$0.64
Adjusted diluted earnings per share(1)(3)	$0.69	$0.34	$2.02	$0.65
Weighted-average common shares outstanding (basic)	37,200,778	38,057,350	37,773,350	37,973,694
Weighted-average common shares outstanding (diluted)	38,018,301	38,249,335	38,523,112	38,251,963
Common shares outstanding	37,690,087	38,568,916	37,690,087	38,568,916
Cash dividends per common share	$0.09	$0.03	$0.21	$0.09
Dividend payout ratio on common stock	13.64%	8.82%	10.77%	14.06%
Tangible book value per common share(1)	$17.16	$15.81	$17.16	$15.81
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1) (5)	3.92%	3.61%	3.82%	3.82%
Average cost of deposits	0.08%	0.22%	0.09%	0.43%
Efficiency ratio(2)	54.18%	52.46%	52.49%	57.38%
Adjusted efficiency ratio(1)(2)(3)	52.35%	52.42%	50.76%	57.01%
Non-interest expense to average assets	2.67%	2.59%	2.54%	2.70%
Adjusted non-interest expense to average assets(1)(3)	2.58%	2.59%	2.46%	2.68%
Return on average stockholders' equity	12.19%	6.57%	12.42%	4.33%
Adjusted return on average stockholders' equity(1)(3)	12.69%	6.58%	12.90%	4.42%
Return on average assets	1.53%	0.81%	1.53%	0.56%
Adjusted return on average assets(1)(3)	1.59%	0.81%	1.58%	0.57%
Non-interest income to total revenues(1)	23.61%	29.35%	24.03%	21.82%
Pre-tax pre-provision return on average assets(1)	2.07%	2.12%	2.10%	1.79%
Adjusted pre-tax pre-provision return on average assets(1)	2.15%	2.12%	2.18%	1.80%
Return on average tangible common stockholders' equity(1)	16.22%	9.39%	16.66%	6.51%
Adjusted return on average tangible common stockholders' equity(1)(3)	16.86%	9.40%	17.27%	6.63%
Non-interest-bearing deposits to total deposits	41.06%	35.73%	41.06%	35.73%
Loans and leases held for sale and loans and leases held for investment to total deposits	90.29%	91.96%	90.29%	91.96%
Deposits to total liabilities	87.73%	84.36%	87.73%	84.36%
Deposits per branch	$117,234	$84,390	$117,234	$84,390
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.75%	0.99%	0.75%	0.99%
ALLL to total loans and leases held for investment	1.31%	1.40%	1.31%	1.40%
Net charge-offs to average total loans and leases held for investment	0.13%	0.53%	0.32%	0.53%
Acquisition accounting adjustments(4)	$6,327	$17,133	$6,327	$17,133
Capital Ratios
Common equity to total assets	12.14%	12.07%	12.14%	12.07%
Tangible common equity to tangible assets(1)	9.89%	9.64%	9.89%	9.64%
Leverage ratio	11.21%	10.93%	11.21%	10.93%
Common equity tier 1 capital ratio	11.32%	12.55%	11.32%	12.55%
Tier 1 capital ratio	12.32%	13.77%	12.32%	13.77%
Total capital ratio	14.78%	16.67%	14.78%	16.67%

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

(5) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $25.3 million for the three months ended September 30, 2021 compared to net income of $13.1 million for the three months ended September 30, 2020, an increase of $12.2 million. The increase in net income was primarily attributable to a $15.4 million decrease in provision for loan and lease losses and a $6.3 million increase in net interest income. These were offset by a $3.7 million decrease in non-interest income, a $2.5 million increase in non-interest expense, and a $3.2 million increase in provision for income taxes.

The increase in net interest income during the three months ended September 30, 2021 was mainly a result of increased average loan and leases balances and decreased cost of funds. The decrease in provision for loan and lease losses reflects improving qualitative factors from the continued recovery from the COVID-19 pandemic. The decrease in non-interest income was principally driven by a downward revaluation adjustments to the servicing asset. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits. The increase in provision for income taxes was driven by an increase in net income before provision for income taxes during the period.

Net income available to common stockholders was $25.1 million, or $0.68 per basic and $0.66 per diluted common share, for the three months ended September 30, 2021 compared to $12.9 million, or $0.34 per basic and diluted common share, for the three months ended September 30, 2020. Dividends on preferred shares were $196,000 for the three months ended September 30, 2021 and 2020.

Our annualized return on average assets was 1.53% for the three months ended September 30, 2021 compared to 0.81% for the three months ended September 30, 2020. Our annualized return on average stockholders’ equity was 12.19% for the three months ended September 30, 2021 compared to 6.57% for the three months ended September 30, 2020. Our efficiency ratio was 54.18% for the three months ended September 30, 2021 compared to 52.46% for the three months ended September 30, 2020.

We reported consolidated net income of $75.6 million for the nine months ended September 30, 2021 compared to net income of $25.2 million for the nine months ended September 30, 2020, an increase of $50.4 million. The increase in net income was primarily attributable to a $43.0 million decrease in provision for loan and lease losses, a $15.7 million increase in net interest income, and a $10.9 million increase in non-interest income. These increases were offset by a $3.6 million increase in non-interest expense, and a $15.5 million increase in provision for income taxes.

The increase in net interest income during the nine months ended September 30, 2021 was mainly a result of increased average loan and leases balances and decreased cost of funds. The decrease in provision for loan and lease losses reflects improving qualitative factors from the continued recovery from the COVID-19 pandemic. The increase in non-interest income was principally driven by an increase in net gains on sale of loans. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits. The increase in provision for income taxes was driven by an increase in net income before provision for income taxes during the period.

Net income available to common stockholders was $75.0 million, or $1.99 per basic common share and $1.95 per diluted common share, for the nine months ended September 30, 2021 compared to $24.6 million, or $0.65 per basic and $0.64 per diluted common share, for the nine months ended September 30, 2020. Dividends on preferred shares were $587,000 for the nine months ended September 30, 2021 and 2020.

Our annualized return on average assets was 1.53% for the nine months ended September 30, 2021 compared to 0.56% for the nine months ended September 30, 2020. Our annualized return on average stockholders’ equity was 12.42% for the nine months ended September 30, 2021 compared to 4.33% for the nine months ended September 30, 2020. Our efficiency ratio was 52.49% for the nine months ended September 30, 2021 compared to 57.38% for the nine months ended September 30, 2020

Net Interest Income

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2021, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 3.3% of our total loan portfolio compared to 4.7% at December 31, 2020.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$40,088	$19	0.19%	$48,678	$25	0.20%
Loans and leases(1)	4,539,111	56,291	4.92%	4,360,203	51,036	4.66%
Taxable securities	1,309,802	5,472	1.66%	1,364,516	6,341	1.85%
Tax-exempt securities(2)	187,064	1,254	2.66%	143,157	1,054	2.93%
Total interest-earning assets	$6,076,065	$63,036	4.12%	$5,916,554	$58,456	3.93%
Allowance for loan and lease losses	(61,528)			(53,964)
All other assets	546,331			538,700
TOTAL ASSETS	$6,560,868			$6,401,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$653,543	$228	0.14%	565,917	$226	0.16%
Money market accounts	1,031,009	280	0.11%	1,202,016	634	0.21%
Savings	625,037	75	0.05%	535,396	64	0.05%
Time deposits	709,805	403	0.23%	870,227	1,836	0.84%
Total interest-bearing deposits	3,019,394	986	0.13%	3,173,556	2,760	0.35%
Other borrowings	426,284	349	0.33%	538,237	465	0.34%
Subordinated notes and debentures	110,195	1,592	5.73%	100,756	1,485	5.86%
Total borrowings	536,479	1,941	1.44%	638,993	1,950	1.21%
Total interest-bearing liabilities	$3,555,873	$2,927	0.33%	$3,812,549	$4,710	0.49%
Non-interest-bearing demand deposits	2,106,189			1,742,787
Other liabilities	75,052			54,843
Total stockholders’ equity	823,754			791,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,560,868			$6,401,290
Net interest spread(3)			3.79%			3.44%
Net interest income, fully taxable equivalent		$60,109			$53,746
Net interest margin, fully taxable equivalent(2)(4)			3.92%			3.61%
Tax-equivalent adjustment		(264)	0.01%		(222)	0.01%
Net interest income		$59,845			$53,524
Net interest margin(4)			3.91%			3.60%

Net loan accretion impact on margin		$1,638	0.11%		$3,911	0.26%

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
(5)
Average balances are average daily balances.

	Nine Months Ended September 30,
	2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$56,926	$75	0.18%	$48,861	$207	0.57%
Loans and leases(1)	4,487,909	164,423	4.90%	4,148,465	155,347	5.00%
Taxable securities	1,405,390	16,798	1.60%	1,261,458	21,678	2.30%
Tax-exempt securities(2)	184,826	3,729	2.70%	115,161	2,625	3.04%
Total interest-earning assets	$6,135,051	$185,025	4.03%	$5,573,945	$179,857	4.31%
Allowance for loan and lease losses	(64,768)			(43,584)
All other assets	552,660			522,321
TOTAL ASSETS	$6,622,943			$6,052,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$609,444	$647	0.14%	$432,785	$651	0.20%
Money market accounts	1,068,770	940	0.12%	1,126,588	3,794	0.45%
Savings	603,366	214	0.05%	509,001	186	0.05%
Time deposits	734,708	1,664	0.30%	986,419	10,179	1.38%
Total interest-bearing deposits	3,016,288	3,465	0.15%	3,054,793	14,810	0.81%
Other borrowings	572,018	1,333	0.31%	531,395	2,838	0.71%
Subordinated notes and debentures	110,029	4,785	5.81%	59,591	2,699	6.05%
Total borrowings	682,047	6,118	1.20%	590,986	5,537	1.25%
Total interest-bearing liabilities	$3,698,335	$9,583	0.35%	$3,645,779	$20,347	0.75%
Non-interest-bearing demand deposits	2,039,242			1,578,704
Other liabilities	71,737			50,677
Total stockholders’ equity	813,629			777,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,622,943			$6,052,682
Net interest spread(3)			3.68%			3.56%
Net interest income, fully taxable equivalent		$175,442			$159,510
Net interest margin, fully taxable equivalent(2)(4)			3.82%			3.82%
Tax-equivalent adjustment		(783)	0.01%		(552)	0.01%
Net interest income		$174,659			$158,958
Net interest margin(4)			3.81%			3.81%

Net loan accretion impact on margin		$5,001	0.11%		$10,754	0.26%

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

	Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(5)	$(1)	$(6)
Loans and leases(1)	2,398	2,857	5,255
Taxable securities	(216)	(653)	(869)
Tax-exempt securities	297	(97)	200
Total interest income	$2,474	$2,106	$4,580
Interest expense
Deposits
Interest checking	$31	$(29)	$2
Money market accounts	(51)	(303)	(354)
Savings	11	—	11
Time deposits	(95)	(1,338)	(1,433)
Total interest-bearing deposits	(104)	(1,670)	(1,774)
Other borrowings	(153)	37	(116)
Subordinated notes and debentures	152	(45)	107
Total borrowings	(1)	(8)	(9)
Total interest expense	$(105)	$(1,678)	$(1,783)
Net interest income, fully taxable equivalent	$2,579	$3,784	$6,363

(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2021 was $59.8 million compared to $53.5 million during the same period in 2020, an increase of $6.3 million, or 11.8%. Interest income increased $4.5 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily a result of increased average balance on loans and leases, higher market interest rates, and higher fees related to PPP loan forgiveness. Interest expense decreased by $1.8 million for the three months ended September 30, 2021 compared to the same period in 2020 mostly due to decreases in the average rates paid on deposits and other borrowings.

	Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$11	$(143)	$(132)
Loans and leases(1)	12,179	(3,103)	9,076
Taxable securities	1,725	(6,605)	(4,880)
Tax-exempt securities	1,397	(293)	1,104
Total interest income	$15,312	$(10,144)	$5,168
Interest expense
Deposits
Interest checking	$190	$(194)	$(4)
Money market accounts	(73)	(2,781)	(2,854)
Savings	28	—	28
Time deposits	(547)	(7,968)	(8,515)
Total interest-bearing deposits	(402)	(10,943)	(11,345)
Other borrowings	395	(1,900)	(1,505)
Subordinated notes and debentures	2,412	(326)	2,086
Total borrowings	2,807	(2,226)	581
Total interest expense	$2,405	$(13,169)	$(10,764)
Net interest income, fully taxable equivalent	$12,907	$3,025	$15,932

(1)
Includes loans and leases on non-accrual status.

Net interest income for the nine months ended September 30, 2021 was $174.7 million compared to $159.0 million during the same period in 2020, an increase of $15.7 million, or 9.9%. Interest income increased $4.9 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily a result of loan and lease growth through originations. Interest expense decreased by $10.8 million for the nine months ended September 30, 2021 compared to the same period in 2020 mostly due to decreases in the average rates paid on deposits and other borrowings as well as a change in deposit mix.

The net interest margin for the three months ended September 30, 2021 was 3.91%, an increase of 31 basis points compared to 3.60% for the three months ended September 30, 2020. The primary drivers of the increase for the three month period was an increase in average loan and lease yields.

The net interest margin for the nine months ended September 30, 2021 and 2020 was 3.81%, driven by an increase in average interest earning assets and decreases in cost of funds, offset by lower average yields on loans and leases.

Net loan accretion income was $1.6 million for the three months ended September 30, 2021 compared to $3.9 million for the three months ended September 30, 2020, a decrease of $2.3 million, or 58.1%. Net loan accretion income was $5.0 million for the nine months ended September 30, 2021 compared to $10.8 million for the nine months ended September 30, 2020, a decrease of $5.8 million or 53.5%. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the three months ended September 30, 2021 compared to 26 basis points for the three months ended September 30, 2020. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the nine months ended September 30, 2021 compared to 26 basis points for the nine months ended September 30, 2020. Projected accretion income as of September 30, 2021 is summarized as follows:

Estimated Projected Accretion(1)(2)
Last three months of 2021	$553
2022	2,105
2023	1,410
2024	633
2025	383
Thereafter	819
Total	$5,903

(1)
Estimated projected accretion excludes contractual interest income on ASC 310-30 loans.
(2)
Projections are updated quarterly, assume no prepayments, and are subject to change; including as a result of the Company’s expected adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments on December 31, 2022.

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

Provisions for loan and lease losses was $352,000 and $15.7 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $15.4 million, or 97.8%. Provisions for loan and lease losses was $2.8 million and $45.7 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $42.9 million, or 94.0%.

The ALLL as a percentage of loans and leases decreased from 1.53% at December 31, 2020 to 1.31% at September 30, 2021. The ALLL as a percentage of loans and leases excluding PPP loans was 1.40% and 1.74% at September 30, 2021 and December 31, 2020, respectively.

Non-Interest Income

Non-interest income was $18.5 million for the three months ended September 30, 2021 compared to $22.2 million for the three months ended September 30, 2020, a decrease of $3.7 million, or 16.8%. The decrease was primarily due to a downward revaluation of loan servicing assets.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2021 Compared to 2020		YTD 2021 Compared to 2020
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$1,867	$1,603	$5,299	$4,731	$264	16.4%	$568	12.0%
Loan servicing revenue	3,344	2,936	9,301	8,674	408	13.9%	627	7.2%
Loan servicing asset revaluation	(2,650)	1,122	(4,148)	(2,653)	(3,772)	NM	(1,495)	56.4%
ATM and interchange fees	1,201	1,028	3,257	3,089	173	16.7%	168	5.4%
Net realized gains on securities available-for-sale	130	1,037	1,456	2,412	(907)	(87.4)%	(956)	(39.6)%
Change in fair value of equity securities, net	(275)	154	36	301	(429)	NM	(265)	(88.0)%
Net gains on sales of loans	12,761	12,671	33,350	23,900	90	0.7%	9,450	39.5%
Wealth management and trust income	815	693	2,305	1,970	122	17.7%	335	17.0%
Other non-interest income	1,302	990	4,383	1,946	312	31.7%	2,437	125.3%
Total non-interest income	$18,495	$22,234	$55,239	$44,370	$(3,739)	(16.8)%	$10,869	24.5%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.9 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. Fees and service charges on deposits were $5.3 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. Increases in both periods are due to increases in deposits.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.3 million and $2.9 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2021 and 2020, respectively. We generated $9.3 million and $8.7 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and 2020, the outstanding balance of guaranteed loans serviced was $1.6 billion and $1.5 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $2.7 million for the three months ended September 30, 2021 compared to an upward adjustment of $1.1 million for the three months ended September 30, 2020, a change of $3.8 million due to changes in the fair value of the servicing asset. Loan servicing asset revaluation had a downward adjustment of $4.1 million for the nine months ended September 30, 2021 compared to a downward adjustment of $2.7 million for the nine months ended September 30, 2020, an increase of $1.5 million, or 56.4%, due to changes in market premiums and prepayment speeds.

ATM and interchange fees were $1.2 million for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020, an increase of $173,000, or 16.7%. The increase was primarily driven by increased transactional account volume and higher interchange income.

Change in fair value of equity securities, net, were a decrease of $275,000 compared to an increase of $154,000 for the three months ended September 30, 2021 and 2020, respectively. Changes in fair value of equity securities, net, were increases of $36,000 and $301,000 for the nine months ended September 30, 2021 and 2020, respectively. The amounts recorded during the periods were driven by market conditions.

Net gains on sales of loans were $12.8 million for the three months ended September 30, 2021 compared to $12.7 million for the three months ended September 30, 2020, an increase of $90,000, or 0.7%. We sold $104.2 million of U.S. government guaranteed loans during the three months ended September 30, 2021 compared to $121.2 million during the three months ended September 30, 2020. Net gains on sales of loans were $33.4 million for the nine months ended September 30, 2021 compared to $23.9 million for the nine months ended September 30, 2020, an increase of $9.5 million, or 39.5%. We sold $278.7 million of U.S. government guaranteed loans during the nine months ended September 30, 2021 compared to $260.9 million during the nine months ended September 30, 2020.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $815,000 for the three months ended September 30, 2021 compared to $693,000 for the three months ended September 30, 2020. Wealth management and trust income was $2.3 million for the nine months ended September 30, 2021 compared to $2.0 million for the nine months ended September 30, 2020. The variances were mostly driven by market conditions. Assets under management were $626.0 million and $557.9 million as of September 30, 2021 and 2020, respectively.

Other non-interest income was $1.3 million for the three months ended September 30, 2021 compared to $990,000 for the three months ended September 30, 2020, an increase of $312,000 or 31.7%. Other non-interest income was $4.4 million for the nine months ended September 30, 2021 compared to $1.9 million for the nine months ended September 30, 2020, an increase of $2.4 million or 125.2%. The primary driver of the increase in both periods was increased customer derivative products income and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $44.2 million for the three months ended September 30, 2021 compared to $41.7 million for the three months ended September 30, 2020, an increase of $2.5 million, or 6.0%. The increase was primarily due to an increase in salaries and employee benefits.

Non-interest expense was $126.0 million for the nine months ended September 30, 2021 compared to $122.4 million for the nine months ended September 30, 2020, an increase of $3.6 million, or 2.9%. The increase was primarily due to an increase in salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2021 Compared to 2020		YTD 2021 Compared to 2020
	2021	2020	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$25,978	$23,126	$72,372	$67,197	$2,852	12.3%	$5,175	7.7%
Occupancy and equipment expense, net	4,982	5,220	15,617	16,103	(238)	(4.6)%	(486)	(3.0)%
Loan and lease related expenses	1,175	2,053	3,629	4,631	(878)	(42.7)%	(1,002)	(21.6)%
Legal, audit and other professional fees	2,710	2,390	7,822	6,802	320	13.4%	1,020	15.0%
Data processing	3,108	2,661	8,710	8,152	447	16.8%	558	6.8%
Net loss recognized on other real estate owned and other related expenses	42	349	1,052	1,324	(307)	(87.8)%	(272)	(20.5)%
Other intangible assets amortization expense	1,738	1,947	5,335	5,732	(209)	(10.7)%	(397)	(6.9)%
Other non-interest expense	4,447	3,941	11,466	12,460	506	12.8%	(994)	(8.0)%
Total non-interest expense	$44,180	$41,687	$126,003	$122,401	$2,493	6.0%	$3,602	2.9%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $26.0 million for the three months ended September 30, 2021 compared to $23.1 million for the three months ended September 30, 2020, an increase of $2.9 million, or 12.3%. The increase was primarily a result of new hires. Salaries and employee benefits, totaled $72.4 million for the nine months ended September 30, 2021, compared to $67.2 million for the nine months ended September 30, 2020, an increase of $5.2 million, or 7.7%. The increase resulted from an increase in incentive compensation.

Occupancy and equipment expense was $5.0 million for the three months ended September 30, 2021 compared to $5.2 million for the three months ended September 30, 2020, a decrease of $238,000, or 4.6%. Occupancy and equipment expense was $15.6 million for the nine months ended September 30, 2021 compared to $16.1 million for the nine months ended September 30, 2020, a decrease of $486,000, or 3.0%. The decreases were a result of lower lease obligation expense due to branch consolidations.

Loan and lease related expenses were $1.2 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020, a decrease of $878,000, or 42.7%. Loan and lease related expenses were $3.6 million for the nine months ended September 30, 2021 compared to $4.6 million for the nine months ended September 30, 2020, a decrease of $1.0 million, or 21.6%. The decreases were principally driven by lower broker fees.

Legal, audit, and other professional fees were $2.7 million for the three months ended September 30, 2021 compared to $2.4 million for the three months ended September 30, 2020, an increase of $320,000, or 13.4%. Legal, audit, and other professional fees were $7.8 million for the nine months ended September 30, 2021 compared to $6.8 million for the nine months ended September 30, 2020, an increase of $1.0 million, or 15.0%. The increase in both periods was driven by increases in consulting fees.

Net loss recognized on other real estate owned and other related expenses was $42,000 for the three months ended September 30, 2021 compared to $349,000 for the three months ended September 30, 2020, a decrease of $307,000, or 87.8%. Net loss recognized on other real estate owned and other related expenses was $1.1 million for the nine months ended September 30, 2021 compared to $1.3 million for the nine months ended September 30, 2020, a decrease of $272,000, or 20.5%. These decreases were primarily due to impairments of other real estate owned made during the prior year.

Other intangible assets amortization expense was $1.7 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020, a decrease of $209,000, or 10.7%. Other intangible assets amortization expense was $5.3 million for the nine months ended September 30, 2021 compared to $5.7 million for the nine months ended September 30, 2020, a decrease of $397,000, or 6.9%.

Other non-interest expense was $4.4 million for the three months ended September 30, 2021 compared to $3.9 million for the three months ended September 30, 2020, an increase of $506,000 or 12.8%. The increase was mostly due to higher impairment charges on assets held for sale. Other non-interest expense was $11.5 million for the nine months ended September 30, 2021 compared to $12.5 million for the nine months ended September 30, 2020, a decrease of $994,000 or 8.0%. The decrease was driven by lower provision for unfunded commitments and lower regulatory and director expenses, offset by higher impairment charges on assets held for sale.

Our efficiency ratio was 54.18% for the three months ended September 30, 2021 compared to 52.46% for the three months ended September 30, 2020. The change in our efficiency ratio for the three months ended September 30, 2021 was driven by both an increase in our non-interest expense and a decrease in our non-interest income. Our adjusted efficiency ratio was 52.35% for the three months ended September 30, 2021 compared to 52.42% for the three months ended September 30, 2020.

Our efficiency ratio was 52.49% for the nine months ended September 30, 2021 compared to 57.38% for the nine months ended September 30, 2020. The change in our efficiency ratio for the nine months ended September 30, 2021 was driven by both an increase in our net interest income and an increase in our non-interest income. Our adjusted efficiency ratio was 50.76% for the nine months ended September 30, 2021 compared to 57.01% for the nine months ended September 30, 2020.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2021 totaled $8.5 million compared to $5.3 million for the three months ended September 30, 2020. The increase in income tax expense was principally due to increased income before provision for income taxes during the period. Our effective tax rate was 25.1% for the three months ended September 30, 2021 and 28.7% for the three months ended September 30, 2020.

Our provision for income taxes for the nine months ended September 30, 2021 totaled $25.5 million compared to $10.0 million for the nine months ended September 30, 2020. The increase in income tax expense was principally due to increased income before provision for income taxes during the period. Our effective tax rate was 25.3% for the nine months ended September 30, 2021 and 28.5% for the nine months ended September 30, 2020.

Financial Condition

Balance Sheet Analysis

Our total assets increased by $313.8 million, or 4.9%, to $6.7 billion at September 30, 2021 compared to $6.4 billion at December 31, 2020. The increase in total assets includes an increase of $268.7 million, or 6.2%, in loans and leases from $4.3 billion at December 31, 2020 to $4.6 billion at September 30, 2021. Our originated loan and lease portfolio increased by $434.3 million and our acquired loan and lease portfolio decreased by $165.6 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans, offset by decrease in PPP loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $294.8 million, or 5.3%, to $5.9 billion at September 30, 2021 compared to $5.6 billion at December 31, 2020. Total deposits increased by $406.2 million, or 8.5%, driven by growth in non-interest-bearing deposits and interest-bearing checking accounts, partly offset by a decrease in time deposits. Other borrowings decreased by $108.8 million, or 16.8%, mainly due to a decrease in PPPLF advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2021 or December 31, 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $19.6 million, or 1.4%, from $1.4 billion at December 31, 2020 to $1.4 billion at September 30, 2021. The decrease was mainly attributed to decreases in the fair value of available-for-sale securities.

At September 30, 2021, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at September 30, 2021 and $4.4 million at December 31, 2020.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of September 30, 2021 or December 31, 2020.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$8,487	$8,578	$23,468	$23,812
U.S. Government agencies	124,244	123,264	113,088	113,551
Obligations of states, municipalities, and political subdivisions	101,499	105,060	135,513	142,419
Residential mortgage-backed securities
Agency	794,856	785,173	764,951	778,391
Non-agency	64,645	64,009	32,654	32,981
Commercial mortgage-backed securities
Agency	237,376	237,409	244,496	250,152
Corporate securities	64,842	66,827	59,020	60,768
Asset-backed securities	37,203	37,285	45,255	45,156
Total	$1,433,152	$1,427,605	$1,418,445	$1,447,230

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,887	$4,033	$4,395	$4,573
Total	$3,887	$4,033	$4,395	$4,573

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2021, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 97 investment securities with unrealized losses at September 30, 2021. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following tables (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$8,487	2.51%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. government agencies	1,991	2.80%	—	0.00%	103,215	1.16%	19,038	1.32%
Obligations of states, municipalities, and political subdivisions	10,720	2.37%	19,518	2.47%	19,716	2.88%	51,545	2.34%
Residential mortgage- backed securities
Agency	—	0.00%	562	1.32%	100,635	1.47%	693,659	1.15%
Non-agency	—	0.00%	—	0.00%	—	0.00%	64,645	1.90%
Commercial mortgage- backed securities
Agency	—	0.00%	7,560	2.06%	13,172	1.58%	216,644	2.01%
Corporate securities	2,003	3.53%	6,958	2.18%	55,881	4.04%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	30,622	1.60%	6,581	1.59%
Total	$23,201	2.56%	$34,598	2.30%	$323,241	1.92%	$1,052,112	1.44%

	Maturity as of September 30, 2021
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	0.00%	$3,887	2.62%	$—	0.00%	$—	0.00%
Total	$—	0.00%	$3,887	2.62%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,998	2.52%	$8,470	2.51%	$—	0.00%	$—	0.00%
U.S. government agencies	498	2.42%	1,977	2.80%	91,430	1.26%	19,183	1.32%
Obligations of states, municipalities, and political subdivisions	8,944	2.47%	22,208	2.45%	22,101	2.79%	82,260	2.39%
Residential mortgage- backed securities
Agency	—	0.00%	975	1.35%	85,519	1.37%	678,457	1.40%
Non-agency	—	0.00%	—	0.00%	—	0.00%	32,654	2.72%
Commercial mortgage- backed securities
Agency	—	0.00%	7,504	3.35%	13,198	1.56%	223,794	2.02%
Corporate securities	2,500	3.25%	8,703	3.08%	47,817	4.05%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	10,753	2.28%	34,502	1.42%
Total	$26,940	2.57%	$49,837	2.70%	$270,818	1.97%	$1,070,850	1.64%

	Maturity as of December 31, 2020
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%
Total	$501	1.50%	$3,894	2.62%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

As of September 30, 2021, investment securities indexed to LIBOR were $60.7 million.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $76.2 million at September 30, 2021, a decrease of $1.2 million from December 31, 2020.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2021 or December 31, 2020.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2021 and December 31, 2020, we held $15.9 million and $10.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2021 and December 31, 2020.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2021 and December 31, 2020 were $4.6 billion and $4.3 billion, respectively, an increase of $268.7 million, or 6.2%. Originated loans were $4.1 billion at September 30, 2021, an increase of $434.3 million, or 11.8%, compared to $3.7 billion at December 31, 2020. Acquired impaired loans and acquired non-impaired loans and leases were $506.4 million at September 30, 2021, a decrease of $165.6 million, or 24.6%, compared to $672.1 million at December 31, 2020. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period, offset by a decrease in PPP loans of $249.7 million.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. The Company's exposure to certain industries as of September 30, 2021 represents the following percentages of the portfolio: 32.3% real estate, 14.5% manufacturing, 7.4% wholesale trade, 6.6% retail trade, 5.0% accommodation and food service, 5.0% consumer, and all other industries individually represent less than 5% of the portfolio or 23.7% of the total loan portfolio. As of September 30, 2021, the loan portfolio included $426.5 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 14.1% food services, 14.0% retail trade, and 13.3% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,298,454	28.2%	$1,017,587	23.5%
Residential real estate	387,578	8.4%	414,220	9.6%
Construction, land development, and other land	336,460	7.3%	226,408	5.2%
Commercial and industrial	1,480,076	32.1%	1,276,527	29.4%
Paycheck Protection Program	268,081	5.8%	517,815	11.9%
Installment and other	998	0.0%	1,267	0.0%
Leasing financing receivables	331,149	7.2%	214,636	4.9%
Total originated loans and leases	$4,102,796	89.0%	$3,668,460	84.5%
Acquired impaired loans
Commercial real estate	$84,821	1.8%	$108,484	2.5%
Residential real estate	61,893	1.3%	78,840	1.9%
Construction, land development, and other land	1,746	0.1%	4,113	0.1%
Commercial and industrial	6,651	0.1%	10,178	0.2%
Installment and other	169	0.0%	202	0.0%
Total acquired impaired loans	$155,280	3.3%	$201,817	4.7%
Acquired non-impaired loans and leases
Commercial real estate	$235,103	5.1%	$295,599	6.8%
Residential real estate	58,283	1.3%	79,211	1.8%
Construction, land development, and other land	206	0.0%	212	0.0%
Commercial and industrial	49,678	1.1%	82,195	1.9%
Installment and other	275	0.0%	536	0.0%
Leasing financing receivables	7,607	0.2%	12,505	0.3%
Total acquired non-impaired loans and leases	$351,152	7.7%	$470,258	10.8%
Total loans and leases	$4,609,228	100.0%	$4,340,535	100.0%
Allowance for loan and lease losses	(60,598)		(66,347)
Total loans and leases, net of allowance for loan and lease losses	$4,548,630		$4,274,188

Loans collateralized by real estate comprised 53.5% and 51.4% of the loan and lease portfolio at September 30, 2021 and December 31, 2020, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2021 and December 31, 2020 and totaled $1.6 billion, or 65.7% of real estate loans and 35.1% of the total loan and lease portfolio at September 30, 2021. At December 31, 2020, commercial real estate loans totaled $1.4 billion and comprised 63.9% of real estate loans and 32.8% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $108.5 million as of December 31, 2020 to $84.8 million as of September 30, 2021, or 21.8%. At September 30, 2021 and December 31, 2020, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 302.3% and 282.5%, respectively. Non-owner occupied commercial real estate loans were $623.9 million and $533.9 million, or 83.6% and 79.0% of total capital, at September 30, 2021 and December 31, 2020, respectively.

Residential real estate loans totaled $507.8 million at September 30, 2021 compared to $572.3 million at December 31, 2020, a decrease of $64.5 million, or 11.3%. The residential real estate loan portfolio comprised 20.6% and 25.7% of real estate loans as of September 30, 2021 and December 31, 2020, respectively, and 11.0% and 13.3% of total loans and leases at September 30, 2021 and December 31, 2020, respectively. Acquired impaired residential real estate loans decreased from $78.8 million at December 31, 2020 to $61.9 million at September 30, 2021, or 21.5%.

Construction, land development, and other land loans totaled $338.4 million at September 30, 2021 compared to $230.7 million at December 31, 2020, an increase of $107.7 million, or 46.7%. The construction, land development and other land loan portfolio comprised 13.7% and 10.4% of real estate loans at September 30, 2021 and December 31, 2020, respectively, and 7.4% and 5.3% of the total loan and lease portfolio at September 30, 2021 and December 31, 2020, respectively.

Commercial and industrial loans totaled $1.5 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively, an increase of $167.5 million, or 12.2%. The commercial and industrial loan portfolio comprised 33.3% and 31.5% of the total loan and lease portfolio at September 30, 2021 and December 31, 2020, respectively.

Lease financing receivables comprised 7.4% and 5.2% of the loan and lease portfolio at September 30, 2021 and December 31, 2020, respectively. Total lease financing receivables were $338.8 million and $227.1 million at September 30, 2021 and December 31, 2020, respectively, an increase of $111.6 million, or 49.1%.

In support of our customers impacted by the COVID-19 pandemic and keeping with regulatory guidance, we began offering relief through payment deferrals during the first quarter of 2020. As of September 30, 2021, we had $2.0 million in active deferrals, or 0.05% of loans and leases excluding PPP loans.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2021 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$66,603	$107,306	$387,802	$219,452	$215,323	$301,968	$1,298,454
Residential real estate	13,146	15,590	69,192	68,563	131,097	89,990	387,578
Construction, land development, and other land	1,999	95,753	20,292	205,285	6,987	6,144	336,460
Commercial and industrial	26,753	261,748	142,937	619,128	118,416	311,094	1,480,076
Paycheck Protection Program	—	—	268,081	—	—	—	268,081
Installment and other	110	13	596	—	279	—	998
Leasing financing receivables	14,727	—	281,935	—	34,487	—	331,149
Total originated loans and leases	$123,338	$480,410	$1,170,835	$1,112,428	$506,589	$709,196	$4,102,796
Acquired impaired loans
Commercial real estate	$30,939	$2,354	$43,352	$1,157	$3,644	$3,375	$84,821
Residential real estate	20,871	1,491	23,343	104	12,775	3,309	61,893
Construction, land development, and other land	588	117	1,041	—	—	—	1,746
Commercial and industrial	2,159	105	2,828	85	1,077	397	6,651
Installment and other	—	—	43	—	126	—	169
Total acquired impaired loans	$54,557	$4,067	$70,607	$1,346	$17,622	$7,081	$155,280
Acquired non-impaired loans and leases
Commercial real estate	$26,659	$20,361	$88,725	$10,154	$32,768	$56,436	$235,103
Residential real estate	5,542	12,097	16,077	13,219	2,969	8,379	58,283
Construction, land development, and other land	206	—	—	—	—	—	206
Commercial and industrial	4,551	634	15,873	19,640	1,953	7,027	49,678
Installment and other	17	11	169	78	—	—	275
Leasing financing receivables	647	—	6,960	—	—	—	7,607
Total acquired non-impaired loans and leases	$37,622	$33,103	$127,804	$43,091	$37,690	$71,842	$351,152
Total loans and leases	$215,517	$517,580	$1,369,246	$1,156,865	$561,901	$788,119	$4,609,228
At September 30, 2021, 46.6% of the loan and lease portfolio bears interest at fixed rates and 53.4% at floating rates. In addition, $1.5 billion, or 32.7%, of the loan and lease portfolio has interest rate floors of which $1.3 billion were at the interest rate floor as of September 30, 2021. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of September 30, 2021 we had $1.4 billion in loans indexed to LIBOR.

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

Total ALLL was $60.6 million at September 30, 2021 compared to $66.3 million at December 31, 2020, a decrease of $5.7, or 8.7%. The decrease was primarily due to net charge-offs during the year.

Total ALLL to total loans and leases held for investment, net before ALLL, was 1.31% and 1.53% of total loans and leases at September 30, 2021 and December 31, 2020, respectively. The decrease was primarily driven by an increase in loans and leases, and net charge-offs exceeding provision during the year.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Provision/(recapture) for acquired impaired loans	414	18	—	(63)	—	—	—	369
Provision/(recapture) for acquired non-impaired loans and leases	(932)	(65)	—	(564)	—	(1)	(38)	(1,600)
Provision/(recapture) for originated loans	1,626	(178)	(61)	(591)	—	(1)	788	1,583
Total provision/(recapture)	$1,108	$(225)	$(61)	$(1,218)	$—	$(2)	$750	$352
Charge-offs for acquired impaired loans	(4)	—	—	—	—	—	—	(4)
Charge-offs for acquired non-impaired loans and leases	(50)	—	—	(98)	—	—	(10)	(158)
Charge-offs for originated loans and leases	(510)	(65)	—	(1,358)	—	—	(389)	(2,322)
Total charge-offs	$(564)	$(65)	$—	$(1,456)	$—	$—	$(399)	$(2,484)
Recoveries for acquired impaired loans	37	1	—	1	—	—	—	39
Recoveries for acquired non-impaired loans and leases	25	1	—	234	—	—	44	304
Recoveries for originated loans and leases	225	—	—	145	—	—	298	668
Total recoveries	$287	$2	$—	$380	$—	$—	$342	$1,011
Less: Net charge-offs	277	63	—	1,076	—	—	57	1,473
Acquired impaired loans	2,638	353	8	1,276	—	—	—	4,275
Acquired non-impaired loans and leases	3,333	27	—	2,772	—	1	58	6,191
Originated loans and leases	14,401	696	550	31,942	—	6	2,537	50,132
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending ALLL balance
Acquired impaired loans	$2,638	$353	$8	$1,276	$—	$—	$—	$4,275
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,420	—	—	16,142	—	—	—	24,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Loans and leases ending balance
Acquired impaired loans	$84,821	$61,893	$1,746	$6,651	$—	$169	$—	$155,280
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,563	3,946	—	37,689	—	—	—	87,198
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Total loans and leases at September 30, 2021, gross	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	(0.01)%	0.00%	0.00%	0.00%	(0.01)%
Originated loans and leases	0.02%	0.01%	0.00%	0.11%	0.00%	0.00%	0.00%	0.14%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.84%	1.34%	0.04%	0.14%	0.00%	0.00%	0.00%	3.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.99%	0.09%	0.00%	0.82%	0.00%	0.00%	0.00%	1.89%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	32.28%	9.59%	7.30%	32.37%	5.82%	0.03%	7.35%	94.74%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture) for acquired impaired loans	(24)	(127)	(31)	(398)	—	—	—	(580)
Provision/(recapture) for acquired non-impaired loans and leases	(69)	(79)	—	849	—	(2)	(86)	613
Provision/(recapture) for originated loans	2,984	(1,051)	(437)	(225)	—	(6)	1,452	2,717
Total provision/(recapture)	$2,891	$(1,257)	$(468)	$226	$—	$(8)	$1,366	$2,750
Charge-offs for acquired impaired loans	(1,259)	(11)	(326)	(88)	—	—	—	(1,684)
Charge-offs for acquired non-impaired loans and leases	(130)	—	—	(1,846)	—	—	(69)	(2,045)
Charge-offs for originated loans and leases	(1,255)	(65)	—	(4,238)	—	—	(1,079)	(6,637)
Total charge-offs	$(2,644)	$(76)	$(326)	$(6,172)	$—	$—	$(1,148)	$(10,366)
Recoveries for acquired impaired loans	47	5	—	24	—	—	-	76
Recoveries for acquired non-impaired loans and leases	144	3	—	369	—	—	113	629
Recoveries for originated loans and leases	350	1	—	360	—	—	451	1,162
Total recoveries	$541	$9	$—	$753	$—	$—	$564	$1,867
Less: Net charge-offs	2,103	67	326	5,419	—	—	584	8,499
Acquired impaired loans	2,638	353	8	1,276	—	—	—	4,275
Acquired non-impaired loans and leases	3,333	27	—	2,772	—	1	58	6,191
Originated loans and leases	14,401	696	550	31,942	—	6	2,537	50,132
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending ALLL balance
Acquired impaired loans	$2,638	$353	$8	$1,276	$—	$—	$—	$4,275
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,420	—	—	16,142	—	—	—	24,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Loans and leases ending balance
Acquired impaired loans	$84,821	$61,893	$1,746	$6,651	$—	$169	$—	$155,280
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,563	3,946	—	37,689	—	—	—	87,198
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Total loans and leases at September 30, 2021, gross	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.05%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.04%
Originated loans and leases	0.03%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.84%	1.34%	0.04%	0.14%	0.00%	0.00%	0.00%	3.37%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.99%	0.09%	0.00%	0.82%	0.00%	0.00%	0.00%	1.89%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	32.28%	9.59%	7.30%	32.37%	5.82%	0.03%	7.35%	94.74%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Provision/(recapture) for acquired impaired loans	947	(465)	100	472	—	—	—	1,054
Provision/(recapture) for acquired non-impaired loans and leases	1,170	20	(43)	(1,214)	—	—	(51)	(118)
Provision for originated loans	4,304	736	972	8,345	—	1	446	14,804
Total provision	$6,421	$291	$1,029	$7,603	$—	$1	$395	$15,740
Charge-offs for acquired impaired loans	(314)	—	—	(460)	—	—	—	(774)
Charge-offs for acquired non-impaired loans and leases	(32)	—	—	(169)	—	—	(82)	(283)
Charge-offs for originated loans and leases	(1,220)	(250)	(701)	(2,625)	—	—	(292)	(5,088)
Total charge-offs	$(1,566)	$(250)	$(701)	$(3,254)	$—	$—	$(374)	$(6,145)
Recoveries for acquired impaired loans	1	2	—	12	—	—	—	15
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	114	114
Recoveries for originated loans and leases	18	6	53	71	—	—	86	234
Total recoveries	$19	$8	$53	$83	$—	$—	$200	$363
Less: Net charge-offs	1,547	242	648	3,171	—	—	174	5,782
Acquired impaired loans	2,009	763	87	1,877	—	—	—	4,736
Acquired non-impaired loans and leases	2,411	106	43	3,902	—	3	165	6,630
Originated loans and leases	9,690	2,872	1,361	24,329	—	33	1,649	39,934
Balance at September 30, 2020	$14,110	$3,741	$1,491	$30,108	$—	$36	$1,814	$51,300
Ending ALLL balance
Acquired impaired loans	$2,643	$300	$187	$1,901	$—	$—	$—	$5,031
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	4,516	77	—	10,189	—	—	—	14,782
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Loans and leases ending balance
Acquired impaired loans	$117,114	$84,197	$4,804	$10,489	$—	$214	$—	$216,818
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	39,001	1,636	—	37,253	—	—	—	77,890
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Total loans and leases at September 30, 2020, gross	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.03%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.02%
Originated loans and leases	0.11%	0.02%	0.06%	0.23%	0.00%	0.00%	0.02%	0.45%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.68%	1.92%	0.11%	0.24%	0.00%	0.00%	0.00%	4.96%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.89%	0.04%	0.00%	0.85%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.24%	12.52%	5.35%	29.28%	14.22%	0.07%	4.57%	93.26%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision/(recapture) for acquired impaired loans	2,013	(382)	161	1,255	—	—	—	3,047
Provision/(recapture) for acquired non-impaired loans and leases	2,662	111	(16)	563	—	1	(194)	3,127
Provision/(recapture) for originated loans	9,474	2,302	1,765	25,026	—	(14)	986	39,539
Total provision/(recapture)	$14,149	$2,031	$1,910	$26,844	$—	$(13)	$792	$45,713
Charge-offs for acquired impaired loans	(328)	—	—	(539)	—	—	—	(867)
Charge-offs for acquired non-impaired loans and leases	(1,059)	—	—	(714)	—	—	(145)	(1,918)
Charge-offs for originated loans and leases	(1,819)	(259)	(701)	(10,804)	—	—	(1,247)	(14,830)
Total charge-offs	$(3,206)	$(259)	$(701)	$(12,057)	$—	$—	$(1,392)	$(17,615)
Recoveries for acquired impaired loans	21	7	—	47	—	—	—	75
Recoveries for acquired non-impaired loans and leases	22	—	—	10	—	—	145	177
Recoveries for originated loans and leases	33	21	53	319	—	—	546	972
Total recoveries	$76	$28	$53	$376	$—	$—	$691	$1,224
Less: Net charge-offs	3,130	231	648	11,681	—	—	701	16,391
Acquired impaired loans	2,643	300	187	1,901	—	—	—	5,031
Acquired non-impaired loans and leases	3,549	126	—	2,519	—	3	146	6,343
Originated loans and leases	12,792	3,364	1,685	30,120	—	34	1,889	49,884
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Ending ALLL balance
Acquired impaired loans	$2,643	$300	$187	$1,901	$—	$—	$—	$5,031
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	4,516	77	—	10,189	—	—	—	14,782
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	11,825	3,413	1,685	22,450	—	37	2,035	41,445
Balance at September 30, 2020	$18,984	$3,790	$1,872	$34,540	$—	$37	$2,035	$61,258
Loans and leases ending balance
Acquired impaired loans	$117,114	$84,197	$4,804	$10,489	$—	$214	$—	$216,818
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	39,001	1,636	—	37,253	—	—	—	77,890
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,191,740	547,563	234,230	1,281,067	622,191	2,929	200,089	4,079,809
Total loans and leases at September 30,2020, gross	$1,347,855	$633,396	$239,034	$1,328,809	$622,191	$3,143	$200,089	$4,374,517
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.04%
Acquired non-impaired loans and leases	0.03%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.09%
Originated loans and leases	0.06%	0.01%	0.02%	0.35%	0.00%	0.00%	0.02%	0.69%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.68%	1.92%	0.11%	0.24%	0.00%	0.00%	0.00%	4.96%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.89%	0.04%	0.00%	0.85%	0.00%	0.00%	0.00%	1.78%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	27.24%	12.52%	5.35%	29.28%	14.22%	0.07%	4.57%	93.26%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2021 and December 31, 2020 totaled $37.5 million and $47.5 million, respectively, a decrease of $10.0 million, or 21.0%, due to the decrease in non-accrual loans and a decrease in other real estate owned of $3.3 million. Total non-accrual loans and leases decreased by $6.6 million, or 16.1%, between December 31, 2020 and September 30, 2021. The U.S. government guaranteed portion of non-performing loans totaled $6.3 million at September 30, 2021 and $3.6 million at December 31, 2020.

Total OREO decreased from $6.3 million at December 31, 2020 to $3.0 million at September 30, 2021. The $3.3 decrease in OREO resulted mostly from sales and valuation adjustments.

Total accruing loans past due decreased from $14.6 million at December 31, 2020 to $8.2 million at September 30, 2021. This represents a decrease of $6.4 million, or 43.6%, and can be attributed to decreases in commercial and industrial loans. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2021	2020
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$34,465	$41,103
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	34,465	41,103
Other real estate owned	3,033	6,350
Total non-performing assets	$37,498	$47,453
Accruing troubled debt restructured loans	2,366	2,495
Total non-performing loans and leases as a percentage of total loans and leases	0.75%	0.95%
Total non-performing assets as a percentage of total assets	0.56%	0.74%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	175.82%	161.42%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$6,326	$3,645
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$6,326	$3,645
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.61%	0.86%
Total non-performing assets not guaranteed as a percentage of total assets	0.46%	0.69%

(1)
Includes $1.8 million and $5.6 million of non-accrual restructured loans at September 30, 2021 and December 31, 2020, respectively.
(2)
For the nine months ended September 30, 2021, $1.5 million in interest income would have been recorded had non-accrual loans been current.
(3)
For the nine months ended September 30, 2021, $170,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total deposits at September 30, 2021 were $5.2 billion, representing an increase of $406.2 million, or 8.5%, compared to $4.8 billion at December 31, 2020, driven by an increase in non-interest bearing deposits. Non-interest-bearing deposits were $2.1 billion, or 41.1% of total deposits, at September 30, 2021, an increase of $355.1 million, or 20.1%, compared to $1.8 billion at December 31, 2020, or 37.1% of total deposits. Core deposits were 91.6% and 89.9% of total deposits at September 30, 2021 and December 31, 2020, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,106,189	0.00%	$1,742,787	0.00%
Interest checking	653,543	0.14%	565,917	0.16%
Money market accounts	1,031,009	0.11%	1,202,016	0.21%
Savings	625,037	0.05%	535,396	0.05%
Time deposits (below $100,000)	276,486	0.17%	363,956	0.62%
Time deposits ($100,000 and above)	433,319	0.26%	506,271	1.00%
Total	$5,125,583	0.08%	$4,916,343	0.22%

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,039,242	0.00%	$1,578,704	0.00%
Interest checking	609,444	0.14%	432,785	0.20%
Money market accounts	1,068,770	0.12%	1,126,588	0.45%
Savings	603,366	0.05%	509,001	0.05%
Time deposits (below $100,000)	288,622	0.20%	405,889	1.17%
Time deposits ($100,000 and above)	446,086	0.37%	580,530	1.53%
Total	$5,055,530	0.09%	$4,633,497	0.43%

Our average cost of deposits was 0.08% during the three months ended September 30, 2021 compared to 0.22% during the three months ended September 30, 2020. Our average cost of deposits was 0.09% during the nine months ended September 30, 2021 compared to 0.43% during the nine months ended September 30, 2020. These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total deposits ratios were 41.1% during the third quarter of 2021 compared to 35.4% during the third quarter of 2020. Our average non-interest bearing deposits to total deposits ratios were 40.3% during the nine months ended September 30, 2021 compared to 34.1% during the nine months ended September 30, 2020. We had no brokered time deposits and $35.0 million of brokered time deposits at September 30, 2021 and December 31, 2020, respectively. Our loan and lease to deposit ratio was 90.29% at September 30, 2021 compared to 91.51% at December 31, 2020.

The following table shows time deposits and other time deposits of $100,000 or more by time remaining until maturity (dollars in thousands):

At September 30, 2021
Time Deposits
Three months or less	$142,218
Over three months through six months	140,180
Over six months through 12 months	98,946
Over 12 months	50,398
Total	$431,742

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

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At September 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $1.9 billion and $2.0 billion subject to the availability of collateral, respectively. At September 30, 2021, the Company had $355.0 million of FHLB advances with a maturities ranging from November 2021 to May 2022.

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the PPPLF. Under the terms of the PPPLF, the Bank will pledge loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of September 30, 2021, the PPPLF balance was $156.4 million with an interest rate of 0.35% with various maturity dates from April 2022 to February 2026.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of September 30, 2021 and December 31, 2020. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$65,839
Maximum outstanding at any month-end period during the year	—	350,000
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	0.25%
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$216,088	$244,518
Maximum outstanding at any month-end period during the year	356,000	499,000
Balance outstanding at end of period	355,000	215,000
Weighted average interest rate during period	0.21%	1.16%
Weighted average interest rate at end of period	0.22%	0.23%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$323,063	$167,227
Maximum outstanding at any month-end period during the year	439,066	449,889
Balance outstanding at end of period	156,404	449,610
Weighted average interest rate during period	0.38%	0.37%
Weighted average interest rate at end of period	0.35%	0.35%
Line of credit:
Average balance outstanding	$—	$55
Maximum outstanding at any month-end period during the year	—	1,550
Balance outstanding at end of period	—	—
Weighted average interest rate during period	0.00%	51.11%
Weighted average interest rate at end of period(1)	N/A	N/A

(1)
Our credit agreement with a third-party lender matures in October 2022. The line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements.

Securities sold under agreements to repurchase decreased by $14.3 million, from $42.0 million at December 31, 2020 to $27.7 million at September 30, 2021.

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

As of September 30, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $622.3 million from the Federal Reserve Bank (“FRB”). As of September 30, 2021, Byline Bank had open FHLB advances of $355.0 million and open letters of credit of $20.6 million, leaving us with available aggregate borrowing capacity of $232.8 million. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million at September 30, 2021.

As of December 31, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $874.7 million from the FRB. As of December 31, 2020, Byline Bank had open advances of $234.0 million and open letters of credit of $21.3 million, leaving us with available aggregate borrowing capacity of $751.9 million based on collateral pledged. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million at December 31, 2020.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 7, 2022. The amended revolving line of credit bears interest at either the London Interbank Offered Rate (“LIBOR”) plus 195 basis points or the Prime Rate minus 75 basis points, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2021 and December 31, 2020, the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 20 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at September 30, 2021 was $824.4 million compared to $805.5 million at December 31, 2020, an increase of $19.0 million, or 2.4%. The increase was primarily driven by the increase in net income generated during the nine months ended September 30, 2021, offset by a decrease in accumulated other comprehensive income reflecting the unrealized losses in our available-for-sale securities portfolio and the increase of treasury shares under the share repurchase program.

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

As of September 30, 2021, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since September 30, 2021 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$821,646	14.78%	$444,596	8.00%	N/A	N/A
Bank	747,862	13.50%	443,176	8.00%	$553,971	10.00%
Tier 1 capital to risk weighted assets:
Company	$684,523	12.32%	$333,447	6.00%	N/A	N/A
Bank	685,739	12.38%	332,382	6.00%	$443,176	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$629,085	11.32%	$250,085	4.50%	N/A	N/A
Bank	685,739	12.38%	249,287	4.50%	$360,081	6.50%
Tier 1 capital to average assets:
Company	$684,523	11.21%	$244,268	4.00%	N/A	N/A
Bank	685,739	11.24%	244,138	4.00%	$305,173	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	$477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	$381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	$310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	$287,337	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2021.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2021 the Company received $16.0 million in cash dividends from Byline Bank. For the year ended December 31, 2020, the Company received $7.5 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

Under the Company’s board approved stock repurchase program, the Company repurchased an aggregate of 460,220 shares at an average price per share of $22.62 for the three months ended September 30, 2021 and 1,331,708 shares at an average price per share of $21.68 for the nine months ended September 30, 2021. The Company is authorized to purchase up to an aggregate of 2.5 million shares of the Company’s outstanding common stock. The program is in effect until December 31, 2022, unless terminated earlier.

On October 28, 2021, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.09 per share. The dividend will paid on November 23, 2021 to stockholders of record on November 9, 2021.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.25% to 8.25% and maturities up to 2044.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2021 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2021
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$400,000	$1,799	$(192)
Other interest rate swaps—pay fixed, receive floating	458,698	11,664	(12,148)
Other credit derivatives	7,788	—	(8)

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income and earnings per share excluding significant items
Reported Net Income	$25,306	$13,071	$75,596	$25,176
Significant items:
Impairment charges on assets held for sale	1,435	32	3,981	747
Tax benefit	(391)	(9)	(1,085)	(208)
Adjusted Net Income	$26,350	$13,094	$78,492	$25,715
Reported Diluted Earnings per Share	$0.66	$0.34	$1.95	$0.64
Significant items:
Impairment charges on assets held for sale	0.04	—	0.10	0.02
Tax benefit	(0.01)	—	(0.03)	(0.01)
Adjusted Diluted Earnings per Share	$0.69	$0.34	$2.02	$0.65

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Adjusted non-interest expense:
Non-interest expense	$44,180	$41,687	$126,003	$122,401
Less significant items:
Impairment charges on assets held for sale	1,435	32	3,981	747
Adjusted non-interest expense	$42,745	$41,655	$122,022	$121,654
Adjusted non-interest expense excluding amortization of intangible assets
Adjusted non-interest expense	$42,745	$41,655	$122,022	$121,654
Less: Amortization of intangible assets	1,738	1,947	5,335	5,732
Adjusted non-interest expense excluding amortization of intangible assets	$41,007	$39,708	$116,687	$115,922
Pre-tax pre-provision net income:
Pre-tax income	$33,808	$18,331	$101,145	$35,214
Add: Provision for loan and lease losses	352	15,740	2,750	45,713
Pre-tax pre-provision net income	$34,160	$34,071	$103,895	$80,927
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$34,160	$34,071	$103,895	$80,927
Impairment charges on assets held for sale	1,435	32	3,981	747
Adjusted pre-tax pre-provision net income	$35,595	$34,103	$107,876	$81,674
Tax Equivalent Net Interest Income
Net interest income	$59,845	$53,524	$174,659	$158,958
Add: Tax-equivalent adjustment	264	222	783	552
Net interest income, fully taxable equivalent	$60,109	$53,746	$175,442	$159,510
Total revenues:
Net interest income	$59,845	$53,524	$174,659	$158,958
Add: non-interest income	18,495	22,234	55,239	44,370
Total revenues	$78,340	$75,758	$229,898	$203,328
Tangible common stockholders' equity:
Total stockholders' equity	$824,418	794,696	$824,418	$794,696
Less: Preferred stock	10,438	10,438	10,438	10,438
Less: Goodwill and other intangibles	167,296	174,523	167,296	174,523
Tangible common stockholders' equity	$646,684	$609,735	$646,684	$609,735
Tangible assets:
Total assets	$6,704,451	$6,496,513	$6,704,451	$6,496,513
Less: Goodwill and other intangibles	167,296	174,523	167,296	174,523
Tangible assets	$6,537,155	$6,321,990	$6,537,155	$6,321,990
Average tangible common stockholders' equity:
Average total stockholders' equity	$823,754	$791,111	$813,629	$777,522
Less: Average preferred stock	10,438	10,438	10,438	10,438
Less: Average goodwill and other intangibles	168,140	175,443	169,934	177,426
Average tangible common stockholders' equity	$645,176	$605,230	$633,257	$589,658
Average tangible assets:
Average total assets	$6,560,868	$6,401,290	$6,622,943	$6,052,682
Less: Average goodwill and other intangibles	168,140	175,443	169,934	177,426
Average tangible assets	$6,392,728	$6,225,847	$6,453,009	$5,875,256
Tangible net income available to common stockholders:
Net income available to common stockholders	$25,110	$12,875	$75,009	$24,589
Add: After-tax intangible asset amortization	1,265	1,405	3,881	4,136
Tangible net income available to common stockholders	$26,375	$14,280	$78,890	$28,725
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$26,375	$14,280	$78,890	$28,725
Impairment charges on assets held for sale	1,435	32	3,981	747
Tax benefit on significant items	(391)	(9)	(1,085)	(208)
Adjusted tangible net income available to common stockholders	$27,419	$14,303	$81,786	$29,264

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$34,160	$34,071	$103,895	$80,927
Average total assets	6,560,868	6,401,290	6,622,943	6,052,682
Pre-tax pre-provision return on average assets	2.07%	2.12%	2.10%	1.79%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$35,595	$34,103	$107,876	$81,674
Average total assets	6,560,868	6,401,290	6,622,943	6,052,682
Adjusted pre-tax pre-provision return on average assets:	2.15%	2.12%	2.18%	1.80%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$60,109	$53,746	$175,442	$159,510
Total average interest-earning assets	6,076,065	5,916,554	6,135,051	5,573,945
Net interest margin, fully taxable equivalent	3.92%	3.61%	3.82%	3.82%
Non-interest income to total revenues:
Non-interest income	$18,495	$22,234	$55,239	$44,370
Total revenues	78,340	75,758	229,898	203,328
Non-interest income to total revenues	23.61%	29.35%	24.03%	21.82%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$42,745	$41,655	$122,022	$121,654
Average total assets	6,560,868	6,401,290	6,622,943	6,052,682
Adjusted non-interest expense to average assets	2.58%	2.59%	2.46%	2.68%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$41,007	$39,708	$116,687	$115,922
Total revenues	78,340	75,758	229,898	203,328
Adjusted efficiency ratio	52.35%	52.42%	50.76%	57.01%
Adjusted return on average assets:
Adjusted net income	$26,350	$13,094	$78,492	$25,715
Average total assets	6,560,868	6,401,290	6,622,943	6,052,682
Adjusted return on average assets	1.59%	0.81%	1.58%	0.57%
Adjusted return on average stockholders' equity:
Adjusted net income	$26,350	$13,094	$78,492	$25,715
Average stockholders' equity	823,754	791,111	813,629	777,522
Adjusted return on average stockholders' equity	12.69%	6.58%	12.90%	4.42%
Tangible common equity to tangible assets:
Tangible common equity	$646,684	$609,735	$646,684	$609,735
Tangible assets	6,537,155	6,321,990	6,537,155	6,321,990
Tangible common equity to tangible assets	9.89%	9.64%	9.89%	9.64%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$26,375	$14,280	$78,890	$28,725
Average tangible common stockholders' equity	645,176	605,230	633,257	589,658
Return on average tangible common stockholders' equity	16.22%	9.39%	16.66%	6.51%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$27,419	$14,303	$81,786	$29,264
Average tangible common stockholders' equity	645,176	605,230	633,257	589,658
Adjusted return on average tangible common stockholders' equity	16.86%	9.40%	17.27%	6.63%
Tangible book value per share:
Tangible common equity	$646,684	$609,735	$646,684	$609,735
Common shares outstanding	37,690,087	38,568,916	37,690,087	38,568,916
Tangible book value per share	$17.16	$15.81	$17.16	$15.81

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of September 30, 2021, we had a notional amount of $858.7 million of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 is presented in the following table. The projections assume (1) immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points and (2) gradual shift downward of 100 basis points over 12 months and gradual shifts upward of 100 and 200 basis points over 12 months. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide us with meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for twelve months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points
As of September 30, 2022
Percentage change	23.7%	15.1%	5.7%	-3.2%
Dollar amount	$250,614	$233,319	$214,164	$196,190
As of September 30, 2023
Percentage change	34.7%	22.8%	9.7%	-6.8%
Dollar amount	$276,160	$251,626	$224,746	$191,116

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.8% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.9% and 7.5% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. On July 27, 2021, the Company's Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, the Company is authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2021	378,512	$22.56	378,512	1,250,000
August 1 - August 31, 2021	1,268	25.17	—	1,250,000
September 1 - September 30, 2021	81,948	22.92	81,708	1,168,292
Total	461,728	$22.63	460,220
(1)
Also includes 1,508 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of compensation plan, the Company can accept previously owned shares of common stock to be surrendered to satisfy tax withholding obligations associated with the vesting of restricted stock.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 5, 2021	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)