Form 10-K
period 2021-12-31
BYLINE BANCORP, INC.
filed 2022-03-07
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38139

Byline Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-3012593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
180 North LaSalle Street, Suite 300 Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (773) 244-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	BY	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2021, was approximately $585,122,412.

The number of shares of Registrant’s common stock outstanding as of March 4, 2022 was 37,829,737.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, scheduled to be held on June 7, 2022, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Portland, Oregon, United States of America

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•
the current and potential disruption to and impact on our business, capital, employees, financial condition, liquidity, operations, prospects, and results of operations, including a decrease in revenue and an increase in expenses, as well as the trading price of our common stock as a result of the economic and other consequences, including the severity and duration, of the pandemic caused by the novel coronavirus SARS-CoV-2 (“COVID-19”);
•
uncertainty regarding domestic, foreign, and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, including, but not limited to as a result of the disruption of global, national, state, and local economies associated with the COVID-19 pandemic, as well as federal, state, and local government responses thereto, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible asset impairment charges;
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
•
competitive pressures in the financial services industry in our market areas relating to both pricing and loan and lease structures, which may impact our growth rate;
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
•
legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;
•
changes in Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, as well as changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;
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

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. During 2021, we began offering online account opening to consumer customers through our website. We also provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois, Wisconsin, and South Dakota, as reported by the SBA for the fiscal year ended September 30, 2021. As of December 31, 2021, we had consolidated total assets of $6.7 billion, total gross loans and leases outstanding of $4.6 billion, total deposits of $5.2 billion, and total stockholders’ equity of $836.4 million.

Strategic growth

As part of our strategic growth plan, we explore potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations.

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2021, commercial deposits accounted for 48.9% of total deposits and were 76.0% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

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

The following charts outline the composition of our loan and lease and deposit portfolios as of December 31, 2021:

# Loan and Lease Portfolio

PPP
3%
Leasing
8%
Commercial Real Estate
37%
Residential
10%
C&D
7%
C&I
35%

# Deposit Portfolio

Time
13%
Non-Interest
Bearing
42%
MMDA & Savings
34%
NOW
11%

Acquisitions

Our ability to engage in certain merger or acquisition transactions depends on a number of factors, including opportunities in our market areas, access to capital, our bank regulators' views at the time as to the capital levels, quality of management and our overall financial condition, in addition to their assessment of a variety of other factors, including our compliance with law and regulations. We have successfully completed a number of strategic acquisitions since our recapitalization in 2013, including the following recent transactions:

Year	Company Acquired
2019	Oak Park River Forest Bankshares, Inc.
2018	First Evanston Bancorp, Inc.
2016	Ridgestone Financial Services, Inc.
2014	Baytree Leasing Company LLC

Additional detail regarding certain recent acquisitions is contained in Note 3 of “Notes to the Consolidated Financial Statements” in Item 8 of this Form 10-K.

Branch network and distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 43 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

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

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 44, including 13 branches added through acquisition. During 2020 and 2021 we consolidated 17 branches within our network with minimal impact on our customer service levels, convenience, and business development capabilities. In December 2021 we announced plans to consolidate six branches during the second quarter of 2022. We expect these consolidations to generate over $5.3 million in annual cost savings and expect to reinvest approximately 70% of the anticipated annualized cost savings into talent and technology that will further enhance our digital banking capabilities.

We plan to continue to leverage our seasoned management team, the attractive market opportunity in the Chicago metropolitan area, our diversified lending approach and our track record of successfully integrating acquisitions to drive future growth. We believe that having a deep understanding of customers, longstanding ties to the communities in which we operate, a strong market position, and exceptional employees allow us to provide the attention, responsiveness, and customized service our customers seek while offering a diverse range of products to serve a variety of needs.

Segments

We have one reportable segment. Our chief operating decision makers evaluate our business and operations using consolidated information for purposes of allocating resources and assessing performance.

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 43 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and treasury management products. Our primary commercial lending groups are described below:

Commercial & Industrial. Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2021, the C&I group managed a portfolio of $1.7 billion in loans outstanding.

Commercial real estate. Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by property type including loans secured by multifamily, industrial, retail, and office properties. As of December 31, 2021, the CRE group had $801.8 million in loans outstanding.

Sponsor finance. Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2021, we had $440.5 million in sponsor finance loans outstanding.

Syndications. From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, CRE, and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2021, the group had $231.7 million in loan syndications outstanding.

Commercial deposits and treasury management. We also support our business customers with a variety of deposit and treasury management products, along with business transaction accounts. Our comprehensive suite of products includes treasury services, information reporting, fraud management, cash collection, and interest rate derivative products. We believe these tailored products allow us to provide a robust service offering to our customers and to support their day to day funding and risk management needs. These services are provided through multiple points of contact including branch, online, and mobile interfaces.

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as “U.S. government guaranteed loans”). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah, and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2021, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $231.2 million. The total unpaid principal balances of loans serviced for others was $1.7 billion at December 31, 2021.

Retail deposits

We offer customers traditional retail deposit products through our branch network, consumer online account opening through our website, and customer access to their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except time deposits exceeding $100,000, to be our primary and most valuable funding source. As of December 31, 2021, core deposits represented 91.9% of our total deposits. In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for only 11.6% of all deposits as of December 31, 2021. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $5.2 billion of deposits at December 31, 2021, and our average cost of deposits was 0.09% for the year ended December 31, 2021.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group (“BFG”), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, materials handlings, small equipment construction, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, and wholesalers. The average lease size at origination for BFG for the year ended December 31, 2021 was approximately $63,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2021, BFG had $357.8 million in leases outstanding with a weighted average life of approximately 4.5 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under management were $663.4 million as of December 31, 2021.

Competition

The financial services industry is highly competitive as we compete for loans, leases, deposits and customer relationships within and outside of our markets. Competition involves efforts to retain current customers, make new loans and leases, obtain new deposits, increase the scope and sophistication of services offered, the availability, ease of use, and range of banking services provided on the internet and through mobile devices, and offer competitive interest rates paid on deposits and charged on loans and leases. We face competition not only from other financial holding companies and commercial banks, but also from internet banks, savings and loan associations, FinTech companies, credit unions, trust and wealth management providers, and other providers of financial services and products. Competition is generally based on the variety, rates and terms of products and services offered to customers and the performance of funds under management.

Human Capital

At Byline, we believe in being the bank our customers deserve, which, as embodied in our name, means taking ownership, initiative, action, and responsibility for what we do. Our business is about people— our customers and our employees. We seek to help our customers build, make, and do— none of which would be possible without our employees. Our #1 core value, or “Things That Matter,” is our People. We believe one of the biggest differentiators of our performance is our team. The need to attract, retain, and develop the right talent to accomplish our long-term strategy is critical to our success.

Governance and Oversight

Our Board of Directors oversees our corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. Beginning in 2020, the Board expanded the scope of our Compensation Committee beyond its traditional compensation focused role to include oversight of all human capital management efforts within Byline. The Compensation Committee reviews and monitors matters related to human capital management, including Company culture, talent development, diversity, equity and inclusion ("DEI") programs and initiatives, and other environmental, social, and governance ("ESG") matters.

Diversity, Equity and Inclusion

To facilitate talent attraction, development and retention across our franchise, we strive to make Byline a diverse, inclusive, safe, and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health, and welfare programs.

Our key programs and initiatives that are focused to attract, develop, and retain our diverse workforce include:

•
Our DEI Council is led by our executive team in partnership with an appointed team made up of three senior executives and 13 employees with representation across all business units. The DEI Council is the foundation and catalyst for honoring our employees, engaging our customers and community, creating a great place to work, and ultimately driving business success.
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
o
Workplace – Creating a culture where everyone brings their authentic self to work and knows that their unique background, ethnicity, experiences, perspective, and contribution serve to strengthen the Bank.
o
Community – Building meaningful, productive relationships in the communities we work.
o
Marketplace – Providing our customers with products and services that meet their diverse needs, including support through digital strategies that align to the market.
•
Our Employee Resource Groups ("ERG") were formed to support development, engagement and inclusion across the organization. These ERGs include: Women Empowered by Byline, Latinx, Black, Asian, and LGBTQ+. We held 34 ERG events in 2021 with over 850 total attendees.

We embrace diversity within our teams and define diversity by both gender and ethnicity/race. Our key human capital diversity metrics for 2021 are as follows:

	Human Capital Diversity Metrics
	Female	Male	Racial / Ethnic	Overall Diversity
Workforce	61%	39%	45%	72%
Executive leadership	43%	57%	29%	69%
Director	13%	87%	50%	63%

Initiatives Supporting Physical, Emotional, Financial, and Social Wellbeing

We offer competitive salaries based on our compensation philosophy. This approach ensures that entry level employees received competitive wages within the industry. In addition, our compensation is performance-based and tied to business and individual results. We have taken significant steps to continue to benchmark job roles and compensation against relevant market data and adjust our compensation to attract and retain talent.

We offer benefits that include comprehensive health, life, and disability coverage that are funded, in whole or in part, by us, including:

•
Savings and retirement planning resources through our 401(k) program
•
Employee Stock Purchase Plan
•
Tuition reimbursement benefits
•
Student loan repayment program
•
Adoption assistance
•
Access to employee assistance plans to help with financial planning and personal, family, and life issues
•
Paid parental leave programs
•
Remote work arrangements
•
Paid time off policies

Development opportunities

We recognize the critical importance of providing career development and advancement opportunities for all employees. Accordingly, we provide a variety of formal and informal development opportunities to help employees grow in their current roles and build new skills. During 2021, we continued our focus on having more frequent career development conversations with all employees, providing regular coaching and feedback, and highlighting opportunities across the Bank to move into new roles and take on new assignments. We increased our investment in both leader and manager development in 2021 with new programs and will continue to invest in these programs in 2022 and beyond.

We strive to optimally deploy existing talent across Byline by focusing on where our employees excel and helping them find the best roles for them. One of the hallmarks of our success in this area is demonstrated by our ability to fill vacancies from within.

We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. To further this goal, we launched tuition reimbursement benefits in 2021.We also support employees in obtaining certifications and taking approved educational courses to support their job role and expansion of skills.

We believe that talent development is a critical part of our succession planning of our executive management. Our Board of Directors oversees the succession planning for executive management on an annual basis, including a focus on outlining key development needs for employees on succession plans for these key roles.

Employee Recognition and Engagement

We conduct an annual employee engagement survey with over 90% participation and continued to see strong improvements in employee engagement year over year. In order to drive engagement, we focus on the following areas:

•
Increasing communication with employees and managers through monthly manager forums, quarterly all employee calls, and business unit town hall meetings. These meetings focus on delivering information on business metrics, but also key information for operating and engagement given a large portion of our non-retail branch workforce is working remote during the pandemic.
•
We provide everyday recognition that celebrate employees living our core values, or “Things That Matter”.

•
Our annual CEO Circle Awards highlight our employees who have demonstrated extraordinary performance during the year and exemplify our values.

Community and Social Impact

We are committed to helping the local communities in which we live and work to grow and thrive, today and into the future. One way we do this is by providing employees paid time off to participate in community-based volunteer programs. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the pandemic. During 2021, Byline made and/or supported:

•
Over $4.0 million new community-development investments
•
37 community development grants
•
Over $130.0 million community-development loans
•
1,063 Community Reinvestment Act volunteer hours
•
66 financial-literacy sessions
•
Over $700,000 in grants, donations, and sponsorships
•
Top SBA lender for Illinois and Wisconsin for 8th consecutive year.

Human Capital Metrics

As of December 31, 2021, we had 970 employees (929 full time and 41 part time) in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. Our average tenure of employees is over seven years. In 2021, our voluntary attrition rate was 17%. Attrition rates during 2021 were higher year over year, coming off abnormally low attrition during the pandemic in 2019 and 2020. We hired 237 new employees into the Bank during 2021. We have a strong bench of talent and are attracting experienced bankers from larger regional banks as a result of market disruption

Fair Employment Practices

Byline Bank is proud to be committed to maintaining a diverse workforce and an inclusive work environment. We are an Equal Opportunity/Affirmative Action employer. All qualified applicants receive consideration for employment without regard to their actual or perceived race, color, religion, national origin, ancestry, marital or civil union status, sex, gender, pregnancy, age, citizenship status, disability, military or veteran status, gender identity, expression or preference, sexual orientation, genetic information, order of protection status or any other characteristic protected by law. We are committed to providing reasonable accommodations for qualified individuals with disabilities and disabled veterans in our job application procedures. At Byline, our hiring decisions are based on merit, qualifications, and business needs.

Discrimination & Sexual Harassment in the Workplace

Byline Bank prohibits any form of unlawful discrimination, sexual harassment or other forms of harassment in the workplace. We believe that our employees should be able to work in an atmosphere free from all forms of harassment. Our policies regarding equal employment opportunity, discrimination, sexual harassment, and harassment are included in our Employee Handbook. All employees are required to review and acknowledge these policies in our Handbook annually. In addition, all employees are required to complete training regarding workplace discrimination, sexual harassment, and other forms of harassment annually. In addition to these training programs, managers are required to complete training annually for unconscious bias and interviewing job candidates.

For additional information, please see our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Regulatory Agencies

We are a bank holding company under the Bank Holding Company (“BHC”) Act. Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The BHC Act provides generally for “umbrella” regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. Byline Bank, our bank subsidiary, is a Federal Deposit Insurance Corporation (“FDIC”) insured commercial bank chartered under the laws of Illinois. Our bank is not a member of the FRB. Consequently, the FDIC and the Illinois Department of Financial and Professional Regulation (“IDFPR”) are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of an Illinois-chartered bank, we are also subject to supervision and examination by the IDFPR. We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act as administered by the SEC, and the rules adopted by the New York Stock Exchange (the “NYSE”) applicable to NYSE listed companies.

Permissible Activities for Bank Holding Companies

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor. We currently do not conduct any non-banking activities through any non-bank subsidiaries.

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

The FRB has the power to order any bank holding company or any of its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Acquisitions by Bank Holding Companies

The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act”, the Illinois Banking Act, the Illinois Bank Holding Company Act and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the FRB under the BHC Act before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC- insured depository institution or to assume certain liabilities of non-banks. In reviewing applications seeking approval of merger and acquisition transactions, banking regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause banking regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Dividends; Stress Testing

We are a legal entity separate and distinct from Byline Bank and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations.

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $161.7 million to us without obtaining affirmative regulatory approvals as of December 31, 2021.

The FRB and the FDIC have implemented rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal banking regulators. Neither we nor our bank is currently subject to the stress testing requirements, but we expect that if we become subject to those requirements, the FRB, the FDIC and the IDFPR will consider our results and those of our bank as an important factor in evaluating our and our bank’s capital adequacy, any proposed acquisitions by us or by our bank and whether any proposed dividends or stock repurchases by us or by our bank may be an unsafe or unsound practice.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which our bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

Federal law also limits our bank’s authority to extend credit to its insiders, which is defined under applicable law to include its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, we have certain stockholders who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the FRB that restrict our ability to engage in certain business transactions without the consent of the FRB.

Source of Strength

FRB policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, we are expected to commit resources to support Byline Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our stockholders’ or creditors’, best interests to do so. In addition, any capital loans we make to our bank are subordinate in right of payment to depositors and to certain other indebtedness of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulatory agency to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory Capital Requirements

The FRB monitors the capital adequacy of our holding company on a consolidated basis, and the FDIC and the IDFPR monitor the capital adequacy of our bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us and our bank are based on the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, as implemented by the federal banking regulators, as well as various other rules implemented by the federal banking regulators as described below. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

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

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer, which is composed entirely of CET1, is in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is equal to 2.5% of CET1. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us or our bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

As a result of the fully phased-in capital conservation buffer rule, we and our bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and have been phased in over the past several years. The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies such as us who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

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

As of December 31, 2021, our bank was considered “well capitalized” with a Tier 1 capital ratio of 12.38%, total capital ratio of 13.38%, Tier 1 leverage ratio of 10.87%, and a CET1 capital ratio of 12.38%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

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

As an institution with less than $10 billion in assets, our bank’s assessment rates are based on the level of risk it poses to the FDIC’s deposit insurance fund (“DIF”). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like Byline Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), and (iii) a brokered deposit adjustment, to calculate a total base assessment rate. We are generally unable to control the amount of deposit insurance assessments that we are required to pay the FDIC. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

The limit on FDIC deposit insurance is $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The minimum DIF reserve ratio is 1.35% of estimated insured deposits. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The Consumer Financial Protection Bureau (“CFPB”), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to various federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the TILA and the ECOA.

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

On April 27, 2021, the CFPB issued two new rules that would modify qualified mortgage loan requirements and provide flexibility to banks and other lenders in determining consumers’ ability-to-repay. Byline Bank complies with, and will continue with, all applicable qualified mortgage loan requirements.

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

Community Reinvestment Act of 1977

Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination which is dated December 1, 2019.

On June 5, 2020, the Office of the Comptroller of the Currency ("OCC") published a final rule which would have comprehensively amended and modernized how banks received credit under the CRA in serving low- and moderate-income individuals and communities; however, the OCC rescinded this rule effective as of December 14, 2021. The OCC, FDIC and the FRB also issued a joint statement on July 20, 2021 committing to work together to strengthen and modernize the CRA rules. However, these agencies have not yet issued a new proposed rule. At this time, we are unable to determine what impact, if any, potential CRA reform may have on the operations of Byline Bank.

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

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, substantially broadened the scope of United States anti money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The U.S. Treasury Department’s Financial Crimes Enforcement Network ("FinCEN"), among other federal agencies, also promulgates rules and regulations regarding the USA PATRIOT Act with which financial institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these obligations and have in some cases brought criminal actions against some institutions for these types of violations.

Recently, on January 1, 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA Patriot Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules. On December 7, 2021 FinCEN issued the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. At this time, due to the fact that the other two rules have not yet been issued, we are unable to determine what impact, if any, the finalized rules may have on the operations of Byline Bank.

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

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its bank holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has created extensive disruptions to the global economy. There have been a number of regulatory actions undertaken by the bank regulatory agencies intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several rules from the bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Most of these regulatory actions, along with other government programs that were designed to assist impacted individuals and companies, are no longer applicable; however, we will continue to monitor for any additional regulatory actions that may be taken by the bank regulatory agencies in the future in response to the pandemic and ensure that we address any such applicable regulatory actions.

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

Information About Our Executive Officers

The following list sets forth the name, current age, principal position and recent business experience of each of our executive officers:

Thomas Abraham, 56, became President of Byline Bank’s Small Business Capital (“SBC”) line of business in May 2019. Mr. Abraham previously served as Senior Vice President, SBA Sales Manager of SBC since October 2016.

John M. Barkidjija, 58, became Executive Vice President and Head of Commercial Real Estate and Specialty Finance of Byline Bank in January 2019. Mr. Barkidjija previously served as Senior Vice President, Group Head, Commercial Real Estate of Byline Bank since January 2014.

Thomas J. Bell III, 55, is Senior Vice President and Corporate Treasurer of Byline Bank since August 2013.

Megan Biggam, 43, became Executive Vice President of Retail Banking of Byline Bank in February 2020. Ms. Biggam previously served as Senior Vice President of Retail Banking of Byline Bank since June 2013.

Ana Casanueva, 38, became Senior Vice President and Director of Legal of Byline and Byline Bank in June 2021. Ms. Casanueva previously served as Associate General Counsel of Byline Bank since 2019, and as Corporate Development Officer from 2013 to 2019.

Lindsay Corby, 43, is Executive Vice President and Chief Financial Officer of Byline and Byline Bank since July 2015.

Mark Fucinato, 65, became Executive Vice President and Chief Credit Officer for Byline and Byline Bank in August 2020. He previously served as Senior Vice President and Senior Credit Officer of Byline Bank since August 2019. Prior to that, Mr. Fucinato served as Senior Credit Officer at MB Financial Bank from 2016 to 2019.

Angela Hart, 47, became Executive Vice President and Head of Wealth Management and Trust in August 2021. Prior to that, Ms. Hart served as Senior Vice President and Wealth Strategist at Northern Trust.

Roberto R. Herencia, 62, became Chairman of Byline Bancorp, Inc. and Byline Bank in June 2013, and Executive Chairman and Chief Executive Officer in February, 2021. He serves as a member of the Board of Director’s risk, executive credit, trust, and Asset-Liability Committee (‘‘ALCO’’) committees of Byline Bank.

Michelle Johnson, 40, became Senior Vice President and Chief Risk Officer of Byline Bank in October 2019. Prior to that, Ms. Johnson served as Deputy Chief Risk Officer since 2018. Ms. Johnson joined Byline Bank in 2015 as Director of IT Risk Management.

Nicolas Mando, 50, became Senior Vice President and Chief Technology and Operations Officer of Byline Bank in November 2021. He served as Director of Special Projects of Byline Bank since 2019. Prior to that, Mr. Mando served as Chief Operating Officer at Bridgeview Bank since 2009.

Alberto J. Paracchini, 51, is President and a Director of Byline Bancorp, Inc. and Chief Executive, President and a Director of Byline Bank. He joined Byline in June 2013.

Brogan Ptacin, 61, became Executive Vice President and Head of Commercial Banking for Byline Bank in January 2019. Prior to that, Mr. Ptacin served as a Managing Director of First Bank & Trust since 2009 until First Bank & Trust was acquired by Byline in 2018.

Dana Traci, 52, became Executive Vice President and Chief Human Resources Officer of Byline Bank in November 2019. Prior to that, Ms. Traci served as Interim Chief Human Resources Officer for Discover Financial Services and held various other roles at Discover since 1994.

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

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for loan and lease losses, which is a reserve established through a provision charged to expense representing management’s estimate of probable losses that may be incurred within our existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for probable incurred losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; incurred losses inherent in the current portfolio; and economic, political, and regulatory conditions. Our allowance methodology includes the use of both actual historical loss data on loans made by Byline Bank as well as industry and peer data, which could increase the subjectivity of the calculation. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for business combination accounting, the loans acquired through our recapitalization and our subsequent bank acquisitions were recorded at their estimated fair value. Therefore, there was no allowance for loan losses associated with those loans at acquisition. Management continues to evaluate the allowance needed on the acquired loans, which includes considering the remaining net acquisition accounting adjustment ($4.8 million at December 31, 2021).

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

As of December 31, 2021, we had $2.2 billion of non-interest-bearing demand deposits and $572.4 million of interest-bearing checking accounts. Current interest rates for interest-bearing accounts are low due to current market conditions. If a low interest rate environment persists, we may be unable to increase our net interest income. However, we do not know what market rates will eventually be, especially if the FRB increases interest rates as is currently anticipated. To the extent we offer higher interest rates on checking accounts to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We may be adversely impacted by the transition from the London Interbank Offered Rate (“LIBOR”) as a reference rate.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority and the Intercontinental Exchange Benchmark Administration announced that the one-week and two-month U.S. dollar LIBOR (“USD LIBOR”) settings would cease to be published immediately after December 31, 2021. The publication of overnight and one-, three-, six‑, and 12-month USD LIBOR settings would be extended through June 30, 2023 to provide additional time for market participants to wind down or modify existing contracts that reference these LIBOR tenors.

In response, the FDIC, the Board of Governors of the Federal Reserve System, and the OCC issued joint guidance directing banks and market participants to cease entering new LIBOR contracts after December 31, 2021,which we have done. Although most LIBOR tenors will continue to be published through June 30, 2023 to aid in the transition of legacy LIBOR contracts (e.g. maturity), as of January 1, 2021, we no longer originate loans indexed to LIBOR nor enter into modifications which create new LIBOR exposure.

During 2021, we began a transition to using a forward-looking term rate based upon the Secured the Overnight Financing Rate ("SOFR"), CME Term SOFR (“Term SOFR”) as the replacement benchmark index in lieu of LIBOR. SOFR is the Alternative Reference Rates Committee’s recommended alternative to USD LIBOR. Because the Term SOFR market continues to develop and deepen, changes in SOFR or Term SOFR or changes in market perceptions of the acceptability of Term SOFR as a benchmark could result in changes to our risk exposures (for example, because SOFR is a broad measurement of the cost borrowing cash secured by U.S. Treasury securities, changes or disruptions in the repo market may adversely affect the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on financial instruments that we own or have issued.

Uncertainty as to the nature of other alternative reference rates (i.e. the Bloomberg Short-Term Bank Yield Index, Ameribor) and their broader acceptance by the market may also adversely affect SOFR rates and the value of SOFR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities.

Such uncertainty may result in pricing volatility and increased capital requirements, accounting impacts, compliance, basis risk, legal and operational costs and risks associated with customer disclosures, discretionary actions taken or negotiation of loan modifications to move from LIBOR to Term SOFR prior to the June 30, 2023 cessation, reduced loan balances if borrowers do not accept the substitute indices we are able provide, systems disruption, business continuity, or model disruption. Finally, if we or other market participants fail to properly plan to implement alternative rates other than LIBOR, it could have an adverse effect on us and the financial system as a whole.

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

As of December 31, 2021, we owned $1.5 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security. We may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that the bank may pay to us. As of December 31, 2021, Byline Bank had the capacity to pay Byline Bancorp dividends of up to $161.7 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common and preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, and the strength of the domestic economy and the local economy in the markets in which we operate. Also, the occurrence of other external events, such as geopolitical events and widespread public health emergencies or pandemics may negatively affect the business environment in our markets. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for loan and lease losses and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; geopolitical issues and uncertainty; public health concerns; and other external factors or a combination of these or other factors.

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

Many of the loans in our portfolio are secured by real estate. As of December 31, 2021, our real estate loans held for investment include $324.2 million of construction and development loans, $252.9 million of multifamily loans, $637.1 million of non-owner CRE loans and $227.6 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois. Real property values in our market may differ from real property values in other markets and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the property prior to realizing the full amount of any remaining indebtedness. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for loan and lease losses may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

Technology Risks

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions, or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing, and internal audit systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to operate effectively or service our customers, resulting in potential noncompliance with applicable laws or regulations, loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2021 was $46.3 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

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

As of December 31, 2021, we had goodwill of $148.4 million, or 17.7% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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

We will remain an emerging growth company until the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which is December 31, 2022.

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

Certain activities are restricted due to commitments entered into with the FRB by us and our foreign national stockholders.

We have certain stockholders who invested in our recapitalization who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the FRB that restrict some of our activities. In particular, without approval of the FRB, we are restricted from engaging in certain transactions with these foreign national stockholders, their immediate families, and any company controlled by such foreign national stockholders or by their immediate families. If we were to fail to comply with any of these restrictions, we could be subject to enforcement and other legal actions by the FRB, including civil and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the FRB could adversely affect our business, financial condition, and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, and results of operations cannot be predicted.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires our bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the ECOA, the Fair Housing Act, and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

Generally, any acquisition of target financial institutions, branches, or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the FRB and the FDIC as well as the IDFPR. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us.

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

Risks Related to the Ongoing COVID-19 Pandemic

The COVID-19 pandemic has affected and continues to affect us, our business, employees, customers, counterparties and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects is uncertain.

The COVID-19 pandemic has created significant economic and financial disruption in the United States and globally. While the scope, duration and full effects of the pandemic are still not fully known, the pandemic and its associated impacts have had, are currently having and may for some time continue to have a destabilizing and negative effect on the U.S. and global economies, as well as financial and capital markets. The pandemic has impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, increased unemployment levels, decreased consumer confidence generally and has generally caused significant disruption in global, national and local economic and business activity.

The ultimate extent of the impact of the pandemic on our business, cash flows, financial condition, liquidity, results of operations, customer confidence, profitability and growth prospects will depend on continuing and future developments related to the virus, which are highly uncertain, cannot be predicted and are outside of our control. These future developments may include the scope and duration of the COVID-19 pandemic, the emergence of new variants of COVID-19, the possibility of future resurgences of the COVID-19 pandemic, the continued effectiveness of our business continuity plan, including work-from-home arrangements, and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on our employees, customers, counterparties and third-party service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic. Future developments, including increased unemployment rates, or turbulence in U.S. or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, revenue, operations, financial condition, liquidity, results of operations and prospects.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the COVID-19 pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, including:

•
supply chain issues and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures;
•
ratings downgrades, credit deterioration and defaults in many industries, including, but not limited to, recreation and entertainment, hotels, and restaurants, as well as across consumer unsecured installment loans;
•
volatility in financial and capital markets, interest rates, and exchange rates;
•
declines in collateral values;
•
increased demands on capital and liquidity;
•
heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•
disruptions to business operations experienced by counterparties and service providers; and
•
increased risk of business disruption if our employees are unable to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic; and decreased demands for our products and services.

As a result, our credit, operational, and certain other risks are generally expected to remain elevated until the COVID-19 pandemic subsides. Depending on the duration and severity of the COVID-19 pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur.

The length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. There are no comparable recent events that provide guidance as to the economic recovery from the effects of the COVID-19 pandemic or the effect the spread of COVID-19 as a global pandemic may have. Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate that our businesses could be materially and adversely affected by a recession. To the extent the pandemic adversely affects our business, financial condition, liquidity, capital, loans, asset quality, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of the Form 10-K.

General Risk Factors

Loss of deposits could increase our funding costs.

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2021, we had $5.2 billion in deposits. These deposits are subject to potential fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies, FinTech companies and other financial institutions operating within or near the areas we serve, many of whom are much larger and have significantly greater resources than us and that target the same customers we do in the Chicago metropolitan area. In order to compete, we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing digital banking services and for non-banks to offer products and services traditionally provided by banks. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and, as a result, may have greater flexibility in competing for business. We also face increased competition in our U.S. government guaranteed lending business, which can adversely affect our volume and the premium, if any, recognized on sales of the guaranteed portions of such U.S. government guaranteed loans. Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition, or results of operations.

Our principal stockholder, MBG Investors I, L.P. has significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 30.4% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third-party and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 43 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease 14 of our branch offices and our headquarters and own the remainder of our branch offices. We are continually evaluating opportunities to improve our existing branches and branch network, and we have in the recent past closed and may in the future choose to close branches in certain circumstances in order to improve our efficiency or for other business reasons.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BY”. There were approximately 1,170 holders of record of our common stock as of March 4, 2022.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to the Company by Byline Bank and cash on hand. We are subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring and paying dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes. See Item 1. “Business – Supervision and Regulations – Dividends; Stress Testing” above and Note 21 of notes to consolidated financial statements contained in Item 8 of this report.

We paid a cash dividend of $0.06 per share for the first and second quarters of 2021 and a $0.09 per share cash dividend for the third and fourth quarter of 2021. We paid a cash dividend of $0.03 per share for each quarter of 2020 and did not pay any dividends on its common stock during 2019.

Issuer Purchases of Equity Securities.

On November 1, 2019, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock at the discretion of management, from time to time in open market purchases as market conditions warrant or in privately negotiated transactions including pursuant to a Rule 10b5-1 plan as well as the safe harbor provided by Rule 10b-18 under the Exchange Act. The program terminated on December 31, 2020, and an aggregate of 118,486 shares were purchased under the program as of that date.

On December 10, 2020, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock, and on July 27, 2021, our Board of Directors authorized an expansion of our current stock repurchase program. Under the extended program, we are authorized to repurchase an additional 1,250,000 shares of our outstanding common stock.. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements.

We purchased a total of 1,331,708 shares of its common stock during 2021. We did not purchase any shares during the fourth quarter of 2021 under our stock repurchase program. The shares authorized to be repurchased represent approximately 3.1% of our outstanding common stock as of December 31, 2021. The program expires on December 31, 2022, unless earlier terminated. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
October 1 - October 31, 2021	—	$—	—	1,168,292
November 1 - November 30, 2021	—	—	—	1,168,292
December 1 - December 31, 2021	17,899	27.12	—	1,168,292
Total	17,899	$27.12	—

(1)These shares were acquired pursuant to our 2017 Omnibus Incentive Compensation Plan. Under the terms of compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlements of restricted stock awards and tax withholding obligations upon vesting and/or exercise..

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on our common stock from June 30, 2017 through December 31, 2021, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the S&P U.S. SmallCap Banks Index and, (3) the KBW NASDAQ Regional Bank Index (“KRX”). Total return assumes the reinvestment of all dividends. We believe the KRX index provides a meaningful comparison to our cumulative total return. Included in the KRX index are U.S. regional banks similar to us.

Index	6/30/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Byline Bancorp, Inc.	$100.00	$114.56	$83.09	$97.76	$77.98	$139.82
Russel 2000	100.00	109.20	97.17	121.97	146.32	168.00
S&P U.S. Small Cap Bank	100.00	106.90	89.20	111.91	101.64	141.49
KRX	100.00	105.17	86.77	107.49	94.60	126.00

* The information assumes that $100 was invested at the closing price on June 30, 2017 in our stock and each index, and that all dividends are reinvested.

Item 6. [Reserved]

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

Management’s discussion focuses on 2021 results compared to 2020. For a discussion of 2020 results compared to 2019, refer to Part I, Item 7 of our 2020 Annual Report filed on Form 10-K, which was filed with the SEC on March 4, 2021.

Executive Summary

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

We reported consolidated net income of $92.8 million for the year ended December 31, 2021, compared to net income of $37.5 million for the year ended December 31, 2020, an increase of $55.3 million. The increase in net income was attributable to a $21.4 million increase in net interest income, a $54.5 million decrease in the provision for loan and lease losses, and a $12.2 million increase in non-interest income, offset by a $17.2 million increase in provision for income taxes, and a $15.5 million increase in non-interest expense. The increase in net interest income during the year ended December 31, 2021 was primarily a result of an increase in average interest earning assets. The decrease in provision for loan and lease losses was mainly driven by decreases in the general reserves driven by decreases in qualitative factors due to the continued economic recovery. The increase in non-interest income was primarily driven by gains on the sales of loans. The increase in provision for income taxes was mostly driven by an increase in net income before provision for income taxes during the period. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits as a result of new hires and increases in incentive compensation.

Dividends declared and paid on preferred shares were $783,000 for the years ended December 31, 2021 and 2020. Dividends declared on common shares were $11.4 million for the year ended December 31, 2021. Dividends paid on common shares were $11.3 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, net income available to common stockholders was $92.0 million, or $2.45 per basic and $2.40 per diluted common share, and $36.7 million, or $0.96 per basic and diluted common share, respectively. Our results of operations for the years ended December 31, 2021 and 2020, produced an annual return on average assets of 1.40% and 0.61% and a return on average stockholders’ equity of 11.31% and 4.78%, respectively.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 44, including 13 branches added through acquisition. During 2020 and 2021 we consolidated 17 branches within our network with minimal impact on our customer service levels, convenience, and business development capabilities. In December 2021 we announced plans to consolidate six branches during the second quarter of 2022. We expect these consolidations to generate over $5.3 million in annual cost savings. We expect to reinvest approximately 70% of the anticipated annualized cost savings into talent and technology that will further enhance our digital banking capabilities.

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

In March of 2020, the CARES Act was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The CARES Act provided that a qualified loan modification is exempt by law from classification as a TDR, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Consolidation Appropriations Act further extended the suspension period until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. We have modifications under these Acts. The underlying loans and leases are subject to the same underwriting, risk-rating and accrual standards as the rest of the loan portfolio.

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

Valuation of real estate held for sale

Other real estate owned. OREO includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for loan and lease losses. Positive adjustments, if any, at the time of foreclosure or repossession are recognized as a reduction in non‑interest expense. After foreclosure or repossession, management periodically obtains new valuations and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments, included within non-interest expense. Operating expenses of such properties, net of related income, are included in non‑interest expense, and gains and losses on their disposition are included in non‑interest expense. Gains on internally financed other real estate owned sales are accounted for in accordance with the methods stated in ASC Topic 360‑20, Real Estate Sales (“ASC 360‑20”). Any losses on the sales of other real estate owned properties are recognized immediately.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 12 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information on income taxes.

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

Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2021, 2020, and 2019, and is derived from our audited financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance, and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2021	2020	2019
Income Statement Data
Net interest income	$236,387	$214,978	$216,285
Provision for loan and lease losses	1,457	55,949	20,708
Non-interest income	74,253	62,060	55,548
Non-interest expense	184,971	169,422	173,830
Income before income taxes	124,212	51,667	77,295
Provision for income taxes	31,427	14,200	20,293
Net income	92,785	37,467	57,002
Dividends on preferred shares	783	783	783
Income available to common stockholders	92,002	36,684	56,219
Earnings per Common Share
Basic earnings per common share	$2.45	$0.96	$1.51
Diluted earnings per common share	$2.40	$0.96	$1.48
Adjusted diluted earnings per share(1)(2)(3)	$2.71	$1.05	$1.62
Weighted-average common shares outstanding (basic)	37,609,723	38,031,250	37,290,486
Weighted-average common shares outstanding (diluted)	38,369,067	38,312,608	37,986,463
Common shares outstanding	37,713,903	38,618,054	38,256,500
Balance Sheet Data
Loans and leases held for investment, before allowance for loan and lease losses(4)	$4,537,128	$4,340,535	$3,785,661
Loans and leases held for sale	64,460	7,924	11,732
Allowance for loan and lease losses (ALLL)	55,012	66,347	31,936
Acquisition accounting adjustments(5)	4,769	13,389	28,511
Interest-bearing deposits in other banks	122,684	41,988	32,509
Investment securities	1,469,005	1,460,389	1,198,735
Assets held for sale	9,153	13,023	15,362
Other real estate owned, net	2,112	6,350	9,896
Goodwill and other intangibles	165,558	172,631	180,255
Servicing assets	23,744	22,042	19,471
Total assets	6,696,172	6,390,652	5,521,809
Total deposits	5,155,047	4,752,031	4,147,577
Total liabilities	5,859,790	5,585,188	4,771,694
Total stockholders’ equity	836,382	805,464	750,115
Deposits per branch	117,160	103,305	67,993
Book value per common share	21.90	20.59	19.33
Tangible book value per common share(1)	17.51	16.12	14.62
Performance Ratios
Net interest margin	3.84%	3.80%	4.47%
Cost of deposits	0.09	0.35	0.91
Efficiency ratio(6)	57.27	58.40	61.10
Adjusted efficiency ratio(1)(2)(6)	51.98	56.68	58.54
Non-interest expense to average assets	2.78	2.76	3.29
Adjusted non-interest expense to average assets(1)(2)	2.54	2.68	3.16
Return on average stockholders’ equity	11.31	4.78	8.05
Adjusted return on average stockholders' equity(1)(2)(3)	12.77	5.21	8.77
Return on average assets	1.40	0.61	1.08
Adjusted return on average assets(1)(2)(3)	1.58	0.67	1.18
Non-interest income to total revenues(1)	23.90	22.40	20.43
Pre-tax pre-provision return on average assets(1)	1.89	1.75	1.86
Adjusted pre-tax pre-provision return on average assets(1)(2)	2.14	1.83	1.99
Return on average tangible common stockholders' equity(1)	15.17	7.06	11.80
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	17.04	7.63	12.78
Non-interest-bearing deposits to total deposits	41.87	37.09	30.85
Loans and leases held for sale and loans and leases held for investment to total deposits	89.26	91.51	91.56
Deposits to total liabilities	87.97	85.08	86.92

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2021	2020	2019
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ALLL	0.51%	0.95%	0.96%
ALLL / total loans and leases held for investment, net before ALLL	1.21	1.53	0.84
Net charge-offs / average total loans and leases held for investment, net before ALLL	0.28	0.51	0.37
Capital Ratios
Common equity to assets	12.33%	12.44%	13.40%
Tangible common equity to tangible assets(1)	10.11	10.01	10.47
Leverage ratio	10.89	11.12	11.39
Common equity tier 1 capital ratio	11.39	12.20	12.36
Tier 1 capital ratio	12.37	13.36	13.67
Total capital ratio	14.70	16.18	14.43
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

•
“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include incremental income tax benefit related to the reversal of the valuation allowance on our net deferred tax assets, incremental income tax benefit related to Illinois corporate income tax rate increases, incremental income tax expense or benefit related to federal corporate income tax reductions, impairment charges on assets held for sale and right-of use asset ("ROU"), merger-related expenses, and core system conversion expenses adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure our operating performance on an ongoing basis.
•
“Net interest income, fully taxable-equivalent” and “net interest margin, fully taxable-equivalent” are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.
•
“Adjusted non-interest expense” is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, and core system conversion expenses.
•
“Adjusted efficiency ratio” is adjusted non-interest expense less amortization of intangible assets divided by net interest income and non-interest income. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Adjusted non-interest expense to average assets” is adjusted non-interest expense divided by average assets. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Adjusted return on average stockholders’ equity” is adjusted net income divided by average stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Adjusted return on average assets” is adjusted net income divided by average assets. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Non-interest income to total revenues” is non-interest income divided by net interest income plus non-interest income. Management believes that it is standard practice in the industry to present non-interest income as a percentage of total revenue. Accordingly, management believes providing these measures may be useful for peer comparison.
•
“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric is important due to the tax benefit resulting from the reversal of the net deferred tax asset valuation allowance, the decrease in the federal corporate income tax rate, and the increase in the Illinois state corporate income tax rate. The metric demonstrates income excluding the tax provision or benefit and the provision for loan and lease losses, and enables investors and others to assess our ability to generate capital to cover credit losses through a credit cycle.
•
“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, and core system conversion expenses. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this metric is important due to the change in tax expense or benefit resulting from the recent decrease in the federal corporate income tax rate and the recent increase in the Illinois state income tax rate. The ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for loan and lease losses. “Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, and core system conversion expenses.
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
•
“Adjusted tangible net income available to common stockholders” is tangible net income available to common stockholders excluding certain significant items. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Return on average tangible common stockholders’ equity” is tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Adjusted return on average tangible common stockholders’ equity” is adjusted tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.

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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Net income and earnings per share excluding significant items
Reported Net Income	$92,785	$37,467	$57,002
Significant items:
Impairment charges on assets held for sale and ROU asset	16,430	4,769	569
Merger-related expense	—	—	4,340
Core system conversion expense	—	—	2,049
Tax benefit on impairment charges, merger-related and core system conversion expenses	(4,462)	(1,328)	(1,830)
Adjusted Net Income	$104,753	$40,908	$62,130
Reported Diluted Earnings per Share	$2.40	$0.96	$1.48
Significant items:
Impairment charges on assets held for sale and ROU asset	0.43	0.12	0.01
Merger-related expense	—	—	0.12
Core system conversion expense	—	—	0.05
Tax benefit on impairment charges, merger-related expenses and core system conversion expense	(0.12)	(0.03)	(0.04)
Adjusted Diluted Earnings per Share	$2.71	$1.05	$1.62

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Adjusted non-interest expense:
Non-interest expense	$184,971	$169,422	$173,830
Less: significant items
Impairment charges on assets held for sale and ROU asset	16,430	4,769	569
Merger-related expense	—	—	4,340
Core system conversion expense	—	—	2,049
Adjusted non-interest expense	$168,541	$164,653	$166,872
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$168,541	$164,653	$166,872
Less: Amortization of intangible assets	7,073	7,624	7,737
Adjusted non-interest expense excluding amortization of intangible assets	$161,468	$157,029	$159,135
Pre-tax pre-provision net income:
Pre-tax income	$124,212	$51,667	$77,295
Add: Provision for loan and lease losses	1,457	55,949	20,708
Pre-tax pre-provision net income	$125,669	$107,616	$98,003
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$125,669	$107,616	$98,003
Impairment charges on assets held for sale and ROU asset	16,430	4,769	569
Merger-related expense	—	—	4,340
Core system conversion expense	—	—	2,049
Adjusted pre-tax pre-provision net income	$142,099	$112,385	$104,961
Total revenues:
Net interest income	$236,387	$214,978	$216,285
Add: non-interest income	74,253	62,060	55,548
Total revenues	$310,640	$277,038	$271,833
Tangible common stockholders' equity:
Total stockholders' equity	$836,382	$805,464	$750,115
Less: Preferred stock	10,438	10,438	10,438
Less: Goodwill	148,353	148,353	148,353
Less: Core deposit intangibles and other intangibles	17,205	24,278	31,902
Tangible common stockholders' equity	$660,386	$622,395	$559,422
Tangible assets:
Total assets	$6,696,172	$6,390,652	$5,521,809
Less: Goodwill	148,353	148,353	148,353
Less: Core deposit intangibles and other intangibles	17,205	24,278	31,902
Tangible assets	$6,530,614	$6,218,021	$5,341,554
Average tangible common stockholders' equity:
Average total stockholders' equity	$820,017	$784,578	$708,200
Less: Average preferred stock	10,438	10,438	10,438
Less: Average goodwill	148,353	148,353	140,087
Less: Average core deposit intangibles and other intangibles	20,689	28,095	34,004
Average tangible common stockholders' equity	$640,537	$597,692	$523,671
Average tangible assets:
Average total assets	$6,642,131	$6,140,143	$5,277,042
Less: Average goodwill	148,353	148,353	140,087
Less: Average core deposit intangibles and other intangibles	20,689	28,095	34,004
Average tangible assets	$6,473,089	$5,963,695	$5,102,951
Tangible net income available to common stockholders:
Net income available to common stockholders	$92,002	$36,684	$56,219
Add: After-tax intangible asset amortization	5,147	5,501	5,582
Tangible net income available to common stockholders	$97,149	$42,185	$61,801
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$97,149	$42,185	$61,801
Impairment charges on assets held for sale and ROU asset	16,430	4,769	569
Merger-related expense	—	—	4,340
Core system conversion expense	—	—	2,049
Tax benefit on significant items	(4,462)	(1,328)	(1,830)
Adjusted tangible net income available to common stockholders	$109,117	$45,626	$66,929

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2021	2020	2019
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$125,669	$107,616	$98,003
Total average assets	6,642,131	6,140,143	5,277,042
Pre-tax pre-provision return on average assets	1.89%	1.75%	1.86%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income\	$142,099	$112,385	$104,961
Total average assets	6,642,131	6,140,143	5,277,042
Adjusted pre-tax pre-provision return on average assets:	2.14%	1.83%	1.99%
Non-interest income to total revenues:
Non-interest income	$74,253	$62,060	$55,548
Total revenues	310,640	277,038	271,833
Non-interest income to total revenues	23.90%	22.40%	20.43%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$168,541	$164,653	$166,872
Total average assets	6,642,131	6,140,143	5,277,042
Adjusted non-interest expense to average assets	2.54%	2.68%	3.16%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$161,468	$157,029	$159,135
Total revenues	310,640	277,038	271,833
Adjusted efficiency ratio	51.98%	56.68%	58.54%
Adjusted return on average assets:
Adjusted net income	$104,753	$40,908	$62,130
Total average assets	6,642,131	6,140,143	5,277,042
Adjusted return on average assets	1.58%	0.67%	1.18%
Adjusted return on average stockholders' equity:
Adjusted net income	$104,753	$40,908	$62,130
Average stockholders' equity	820,017	784,578	708,200
Adjusted return on average stockholders' equity	12.77%	5.21%	8.77%
Tangible common equity to tangible assets:
Tangible common equity	$660,386	$622,395	$559,422
Tangible assets	6,530,614	6,218,021	5,341,554
Tangible common equity to tangible assets	10.11%	10.01%	10.47%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$97,149	$42,185	$61,801
Average tangible common stockholders' equity	640,537	597,692	523,671
Return on average tangible common stockholders' equity:	15.17%	7.06%	11.80%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$109,117	$45,626	$66,929
Average tangible common stockholders' equity	640,537	597,692	523,671
Adjusted return on average tangible common stockholders' equity	17.04%	7.63%	12.78%
Tangible book value per share:
Tangible common equity	$660,386	$622,395	$559,422
Common shares outstanding	37,713,903	38,618,054	38,256,500
Tangible book value per share	$17.51	$16.12	$14.62

Results of Operations

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of December 31, 2021, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 2.8% of our total loan portfolio, compared to 4.7 % at December 31, 2020.

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

	Year Ended December 31,
	2021			2020			2019
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$69,338	$117	0.17%	$46,508	$228	0.49%	$43,636	$1,018	2.33%
Loans and leases(1)	4,518,836	222,993	4.93%	4,196,708	208,788	4.98%	3,741,607	235,501	6.29%
Taxable securities	1,376,045	21,909	1.59%	1,287,480	27,233	2.12%	981,453	26,509	2.70%
Tax-exempt securities(2)	184,622	4,946	2.68%	128,664	3,773	2.93%	71,173	2,260	3.18%
Total interest-earning assets	$6,148,841	$249,965	4.07%	$5,659,360	$240,022	4.24%	$4,837,869	$265,288	5.48%
Allowance for loan and lease losses	(63,351)			(48,688)			(29,650)
All other assets	556,641			529,471			468,823
TOTAL ASSETS	$6,642,131			$6,140,143			$5,277,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$622,147	$883	0.14%	$469,418	$938	0.20%	$346,329	$2,002	0.58%
Money market accounts	1,073,970	1,285	0.12%	1,132,978	4,238	0.37%	709,379	7,111	1.00%
Savings	610,953	289	0.05%	520,472	252	0.05%	474,709	434	0.09%
Time deposits	722,974	2,045	0.28%	940,165	11,196	1.19%	1,244,070	26,778	2.15%
Total interest-bearing deposits	3,030,044	4,502	0.15%	3,063,033	16,624	0.54%	2,774,487	36,325	1.31%
Other borrowings	525,078	1,663	0.32%	542,937	3,318	0.61%	477,144	9,255	1.94%
Subordinated notes and debentures	110,108	6,374	5.79%	72,188	4,310	5.97%	37,037	2,949	7.96%
Total borrowings	635,186	8,037	1.27%	615,125	7,628	1.24%	514,181	12,204	2.37%
Total interest-bearing liabilities	$3,665,230	$12,539	0.34%	$3,678,158	$24,252	0.66%	$3,288,668	$48,529	1.48%
Non-interest bearing demand deposits	2,085,454			1,624,754			1,238,410
Other liabilities	71,430			52,653			41,764
Total stockholders’ equity	820,017			784,578			708,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,642,131			$6,140,143			$5,277,042
Net interest spread(3)			3.73%			3.58%			4.00%
Net interest income, fully taxable equivalent		$237,426			$215,770			$216,759
Net interest margin, fully taxable equivalent(2)(4)			3.86%			3.81%			4.48%
Tax-equivalent adjustment		(1,039)	0.02%		(792)	0.01%		(474)	0.01%
Net interest income		$236,387			$214,978			$216,285
Net interest margin(4)			3.84%			3.80%			4.47%

Net loan accretion impact on margin		$6,451	0.10%		$13,058	0.23%		$23,190	0.48%

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

	Year Ended December 31,
	2021 Compared to 2020			2020 Compared to 2019
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$38	$(149)	$(111)	$13	$(803)	$(790)
Loans and leases(1)	16,303	(2,098)	14,205	22,303	(49,016)	(26,713)
Taxable securities	1,499	(6,823)	(5,324)	6,416	(5,692)	724
Tax-exempt securities(2)	1,494	(321)	1,173	1,691	(178)	1,513
Total interest income	$19,334	$(9,391)	$9,943	$30,423	$(55,689)	$(25,266)
Interest expense
Deposits
Interest checking	$227	$(282)	$(55)	$251	$(1,315)	$(1,064)
Money market accounts	(121)	(2,832)	(2,953)	1,597	(4,470)	(2,873)
Savings	37	0	37	8	(190)	(182)
Time deposits	(595)	(8,556)	(9,151)	(3,639)	(11,943)	(15,582)
Total interest-bearing deposits	(452)	(11,670)	(12,122)	(1,783)	(17,918)	(19,701)
Other borrowings	234	(1,889)	(1,655)	408	(6,345)	(5,937)
Subordinated notes and debentures	2,357	(293)	2,064	2,099	(738)	1,361
Total borrowings	2,591	(2,182)	409	2,507	(7,083)	(4,576)
Total interest expense	$2,139	$(13,852)	$(11,713)	$724	$(25,001)	$(24,277)
Net interest income	$17,195	$4,461	$21,656	$29,699	$(30,688)	$(989)

(1)
Includes loans and leases on non-accrual status.
(2)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2021 was $236.4 million, an increase of $21.4 million, or 10.0% compared to the same period in 2020. The increase in interest income of $9.7 million was principally a result of increased average interest-earning assets. The average balance of interest-earning assets was $6.1 billion for the year ended December 31, 2021, an increase of $489.5 million, or 8.6%, compared to 2020, primarily due to increased loan and lease originations and higher fees related to Paycheck Protection Program ("PPP") loan forgiveness offset by a $6.6 million decrease in net loan accretion. We expect net loan accretion to continue to decline and estimate $1.7 million in projected loan accretion for 2022. Interest expense decreased by $11.7 million for the year ended December 31, 2021 compared to the same period in 2020, mostly due to declining rates on time deposits. Average total interest-bearing deposits decreased $33.0 million, or 1.1%.

Interest expense on borrowings for the year ended December 31, 2021 was $8.0 million compared to $7.6 million for the year ended December 31, 2020, an increase of $409,000, or 5.4%. This increase was primarily driven by increases in average balances of borrowed funds.

The net interest margin for the year ended December 31, 2021 was 3.84%, an increase of four basis points compared to 3.80% for the year ended December 31, 2020. The average yield on interest-earning assets decreased 17 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020, while the average rate paid on interest-bearing liabilities decreased by 32 basis points, for an increase in the interest rate spread of 15 basis points. The primary driver of the increase was the decrease in average yields on interest-bearing liabilities.

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

Provisions for loan and lease losses for the year ended December 31, 2021 were $1.5 million compared to $55.9 million for the year ended December 31, 2020, a decrease of $54.5 million, or 97.4%. The decrease reflects the decreases to our general reserves as the economic uncertainty caused by the COVID-19 pandemic continues to subside, offset by increases for loan and lease originations. The ALLL as a percentage of loans and leases decreased from 1.53% at December 31, 2020 to 1.21% at December 31, 2021.

Non-interest income

Non-interest income was $74.3 million for the year ended December 31, 2021, compared to $62.1 million for the year ended December 31, 2020, an increase of $12.2 million or 19.6%. The increase in non-interest income was mostly due to an increase in net gains on sale of loans.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$7,254	$6,471	$6,458	$783	12.1%	$13	0.2%
Loan servicing revenue	12,693	11,319	10,695	1,374	12.1%	624	5.8%
Loan servicing asset revaluation	(6,658)	(4,951)	(6,639)	(1,707)	34.5%	1,688	(25.4)%
ATM and interchange fees	4,476	4,165	3,785	311	7.5%	380	10.0%
Net gains on sales of securities available-for-sale	1,435	5,301	1,151	(3,866)	(72.9)%	4,150	NM
Change in fair value of equity securities, net	(62)	729	1,416	(791)	NM	(687)	(48.5)%
Net gains on sales of loans	46,274	33,349	31,845	12,925	38.8%	1,504	4.7%
Wealth management and trust income	3,069	2,680	2,578	389	14.5%	102	4.0%
Other non-interest income	5,772	2,997	4,259	2,775	92.6%	(1,262)	(29.6)%
Total non-interest income	$74,253	$62,060	$55,548	$12,193	19.6%	$6,512	11.7%
NM - Not meaningful

Fees and service charge on deposits was $7.3 million for the year ended December 31, 2021, compared to $6.5 million for the year ended December 31, 2020, an increase of $783,000 or 12.1%. The increase was a result of higher average balances of deposits.

Loan servicing revenue was $12.7 million for the year ended December 31, 2021, compared to $11.3 million for the year ended December 31, 2020, an increase of $1.4 million, or 12.1%. The increase was primarily driven by an increase in total loans serviced due to additional U.S. government guaranteed loans sold with retained servicing rights. At December 31, 2021 and 2020, the outstanding balances of U.S. government guaranteed loans serviced, were $1.7 billion and $1.5 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $6.7 million for the year ended December 31, 2021, compared to a downward adjustment of $5.0 million for the year ended December 31, 2020, an increase of $1.7 million, or 34.5%. The variances was primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life on U.S. government guaranteed loans based on the current interest rate environment, and were impacted by secondary market volatility caused by the economic uncertainty from the COVID-19 pandemic.

ATM and interchange fees were $4.5 million for the year ended December 31, 2021 compared to $4.2 million for the year ended December 31, 2020, an increase of $311,000 or 7.5%. The increase was primarily driven by higher interchange volume and rates.

Gains on sales of securities were $1.4 million for the year ended December 31, 2021 compared to $5.3 million for the year ended December 31, 2020, a decrease of $3.9 million or 72.9%. The variance was due to sales volume and changing market conditions. We sold $201.5 million and $209.0 million of securities during the years ended December 31, 2021 and 2020, respectively.

Net gains on sales of loans were $46.3 million for the year ended December 31, 2021 compared to $33.3 million for the year ended December 31, 2020, an increase of $12.9 million, or 38.8%. The increase in net gains on sales was primarily driven by higher volume of government guaranteed loans sold and higher market premiums for government guaranteed loans. We sold $392.6 million and $369.0 million of U.S. government guaranteed loans during the years ended December 31, 2021 and 2020, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under management. Wealth management and trust income was $3.1 million for the year ended December 31, 2021 compared to $2.7 million for the year ended December 31, 2020, an increase of $389,000 or 14.5% primarily due to market conditions and an increase in new business. Assets under management were $663.4 million and $569.4 million as of December 31, 2021 and 2020, respectively.

Other non-interest income was $5.8 million for the year ended December 31, 2021 compared to $3.0 million for the year ended December 31, 2020, an increase of $2.8 million or 92.6%. Customer derivative products fee income was $1.5 million for the year ended December 31, 2021 compared to $414,000 for the year ended December 31, 2020, an increase of $1.1 million. Increase in cash surrender value of bank owned life insurance was $1.5 million for the year ended December 31, 2021 compared to $259,000 for the year ended December 31, 2020, an increase of $1.2 million. During 2021, we made additional investments in Bank Owned Life Insurance of $68.6 million.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2021 of $185.0 million compared to $169.4 million for the year ended December 31, 2020, an increase of $15.5 million or 9.2%. The increase was primarily due to increases in salaries and employee benefits and an increase in impairment charges on assets held for sale.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2021 compared to 2020		2020 compared to 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$101,222	$89,756	$95,309	$11,466	12.8%	$(5,553)	(5.8)%
Occupancy expense, net	16,553	19,402	16,668	(2,849)	(14.7)%	2,734	16.4%
Equipment expense	4,059	3,555	3,103	504	14.2%	452	14.6%
Impairment charge on assets held for sale	12,332	4,769	569	7,563	158.6%	4,200	738.1%
Loan and lease related expenses	5,957	5,955	8,015	2	0.0%	(2,060)	(25.7)%
Legal, audit and other professional fees	10,198	8,138	11,453	2,060	25.3%	(3,315)	(28.9)%
Data processing	11,780	10,900	13,733	880	8.1%	(2,833)	(20.6)%
Net loss recognized on other real estate owned and other related expenses	1,078	1,819	665	(741)	(40.7)%	1,154	173.5%
Regulatory assessments	1,717	2,221	697	(504)	(22.7)%	1,524	218.7%
Other intangible assets amortization expense	7,073	7,624	7,737	(551)	(7.2)%	(113)	(1.5)%
Advertising and promotions	1,800	1,287	3,398	513	39.9%	(2,111)	(62.1)%
Telecommunications	1,155	1,728	1,963	(573)	(33.2)%	(235)	(12.0)%
Other non-interest expense	10,047	12,268	10,520	(2,221)	(18.1)%	1,748	16.6%
Total non-interest expense	$184,971	$169,422	$173,830	$15,549	9.2%	$(4,408)	(2.5)%

Salaries and employee benefits expense for the year ended December 31, 2021 was $101.2 million compared to $89.8 million for the year ended December 31, 2020, an increase of $11.5 million or 12.8%, primarily due to new hires and increased incentive compensation expense. Our staffing increased from 918 full-time equivalent employees as of December 31, 2020 to 970 as of December 31, 2021.

Occupancy expense for the year ended December 31, 2021 was $16.6 million compared to $19.4 million for the year ended December 31, 2020, a decrease of $2.8 million, or 14.7%. The decrease was primarily a result of decreased rental expense, offset by an increase in real estate taxes.

Equipment expense for the year ended December 31, 2021 was $4.1 million compared to $3.6 million for the year ended December 31, 2020, an increase of $504,000 or 14.2%. The increase was primarily a result of increased investment in equipment and technology assets.

Impairment charge on assets held for sale was $12.3 million for the year ended December 31, 2021 compared to $4.8 million for the year ended December 31, 2020, an increase of $7.6 million. The increase was primarily a result of impairments taken as part of our strategic branch consolidation efforts and real estate strategy we announced on December 10, 2021.

Legal, audit and other professional fees for the year ended December 31, 2021 were $10.2 million compared to $8.1 million for the year ended December 31, 2020, an increase of $2.1 million or 25.3%. The increase is driven by increases in professional services.

Data processing expense for the year ended December 31, 2021 was $11.8 million compared to $10.9 million for the year ended December 31, 2020, an increase of $880,000 or 8.1% primarily due to increases to technology spending.

Net loss recognized on other real estate owned and other related expenses were $1.1 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020, a decrease in expense of $741,000, or 40.7%. The variance was primarily due to decreased valuation adjustments and increased gains on other real estate owned assets.

Regulatory assessments for the year ended December 31, 2021 were $1.7 million compared to $2.2 million for the year ended December 31, 2020, a decrease of $504,000, or 22.7%. The decrease was primarily driven by a decrease in FDIC insurance assessments.

Advertising and promotions for the year ended December 31, 2021 were $1.8 million compared to $1.3 million for the year ended December 31, 2020, an increase of $513,000 or 39.8%, primarily due to an increase in advertising campaigns and sponsorships.

Telecommunications expense for the year ended December 31, 2021 was $1.2 million compared to $1.7 million for the year ended December 31, 2020, a decrease of $573,000 or 33.2%. The decrease was primarily a result of our cost savings initiatives.

Other non-interest expense for the year ended December 31, 2021 was $10.0 million compared to $12.3 million for the year ended December 31, 2020, a decrease of $2.2 million, or 18.1%. The decrease was primarily a result of decreased provision for unfunded commitments of $1.2 million and a decrease in Directors fees of $785,000.

For the years ended December 31, 2021 and 2020 , our efficiency ratio was 57.27% and 58.40%, respectively. The improvement in our efficiency ratio was primarily attributable to increased net interest income. For the years ended December 31, 2021 and 2020, our adjusted efficiency ratio was 51.98% and 56.68%, respectively. Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in Item 6 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $31.4 million for the year ended December 31, 2021, compared to $14.2 million for the year ended December 31, 2020. The increase in income tax expense was primarily due to increased income before provision for income taxes during the period.

Our effective tax rate was 25.3% for the year ended December 31, 2021 and 27.5% for the year ended December 31, 2020. The decrease in our effective tax rate was primarily driven by a reduction in state income tax rate, net of federal benefit. We expect our effective tax rate for 2022 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $305.5 million, or 4.8%, to $6.7 billion at December 31, 2021, compared to $6.4 billion at December 31, 2020. The increase in total assets includes an increase of $196.6 million, or 4.5%, in loans and leases from $4.3 billion at December 31, 2020 to $4.5 billion at December 31, 2021. Our originated loan and lease portfolio increased by $425.9 million and our acquired loan and lease portfolio decreased by $229.3 million. The increase in our originated portfolio was mostly attributed to organic loan and lease growth. The decrease in our acquired portfolio was due to renewals reflected in originated loans, payoffs and pay downs during the period.

Total liabilities increased by $274.6 million, or 4.9%, to $5.9 billion at December 31, 2021 compared to $5.6 billion at December 31, 2020. The increase is a result of an increase in total deposits of $403.0 million, or 8.5%, primarily attributed growth in non-interest bearing deposits.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2021 and 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased $7.3 million, or 0.5%, from $1.4 billion at December 31, 2020 to $1.5 billion at December 31, 2021.

Our held-to-maturity securities portfolio consists of municipal securities. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million and $4.4 million at December 31, 2021 and 2020, respectively.

The fair value of our equity and other securities portfolio was $10.6 million at December 31, 2021, and $8.8 million at December 31, 2020.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of December 31, 2021 and 2020.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$18,476	$23,468	$23,812
U.S. Government agencies	141,096	139,390	113,088	113,551
Obligations of states, municipalities, and political subdivisions	86,454	89,636	135,513	142,419
Residential mortgage-backed securities
Agency	756,549	743,656	764,951	778,391
Non-agency	146,499	145,236	32,654	32,981
Commercial mortgage-backed securities
Agency	214,417	213,551	244,496	250,152
Corporate securities	65,814	67,346	59,020	60,768
Asset-backed securities	37,206	37,251	45,255	45,156
Total	$1,466,482	$1,454,542	$1,418,445	$1,447,230

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$3,992	$4,395	$4,573
Total	$3,885	$3,992	$4,395	$4,573

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 104 investment securities with unrealized losses at December 31, 2021. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of December 31, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$8,493	2.51%	$9,954	0.91%	$—	0.00%	$—	0.00%
U.S. government agencies	1,995	2.80%	19,450	1.14%	100,655	1.18%	18,996	1.32%
Obligations of states, municipalities, and political subdivisions	6,735	2.39%	20,453	2.57%	19,100	2.87%	40,166	2.30%
Residential mortgage-backed securities		0.00%		0.00%		0.00%		0.00%
Agency	—	0.00%	446	1.32%	92,193	1.51%	663,910	1.25%
Non-agency	—	0.00%	—	0.00%	—	0.00%	146,499	2.06%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	13,164	1.59%	201,253	2.01%
Corporate securities	2,002	3.53%	6,960	2.21%	56,852	3.95%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	30,625	1.59%	6,581	1.57%
Total	$19,225	2.60%	$57,263	1.74%	$312,589	1.94%	$1,077,405	1.55%

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,175	2.50%	$2,710	2.68%	$—	0.00%	$—	0.00%
Total	$1,175	2.50%	$2,710	2.68%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

As of December 31, 2021 and 2020, investment securities indexed to LIBOR were $58.2 million and $44.3 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $61.7 million at December 31, 2021, a decrease of $15.8 million from December 31, 2020.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2021 and 2020.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2021 and 2020, we held $22.0 million and $10.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2021 and 2020.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2021 and 2020 were $4.5 billion and $4.3 billion, respectively, an increase of $196.6 million or 4.5%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial real estate, commercial and industrial loans and leases, and leasing financing receivables. Acquired impaired loans and acquired non-impaired loans and leases were $442.8 million at December 31, 2021 a decrease of $229.3 million or 34.1%, compared to $672.1 million at December 31, 2020. The decrease in the acquired loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period.

We strive to maintain a relatively diversified loan and lease portfolio to help reduce the risk inherent in concentration in certain types of collateral. Our exposure to certain industries as of December 31, 2021 represents the following percentages of the portfolio: 33.4% real estate, 15.0% manufacturing, 7.8% wholesale trade, 6.6% retail trade, 5.4% consumer, 5.2% finance and insurance , and all other industries represent less than 5% of the portfolio or 26.6% of the total loan and lease portfolio. As of December 31, 2021, the loan portfolio included $425.8 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 16.1% accommodation and food services, 14.8% retail trade and 13.0% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,379,000	30.4%	$1,017,587	23.5%
Residential real estate	379,796	8.4%	414,220	9.6%
Construction, land development, and other land	323,886	7.1%	226,408	5.2%
Commercial and industrial	1,534,745	33.8%	1,276,527	29.4%
Paycheck Protection Program	123,712	2.7%	517,815	11.9%
Installment and other	940	0.0%	1,267	0.0%
Leasing financing receivables	352,247	7.8%	214,636	4.9%
Total originated loans and leases	$4,094,326	90.2%	$3,668,460	84.5%
Acquired impaired loans
Commercial real estate	$72,160	1.6%	$108,484	2.5%
Residential real estate	49,401	1.1%	78,840	1.9%
Construction, land development, and other land	1,312	0.0%	4,113	0.1%
Commercial and industrial	4,014	0.1%	10,178	0.2%
Installment and other	164	0.0%	202	0.0%
Total acquired impaired loans	$127,051	2.8%	$201,817	4.7%
Acquired non-impaired loans and leases
Commercial real estate	$214,588	4.7%	$295,599	6.8%
Residential real estate	51,317	1.1%	79,211	1.8%
Construction, land development, and other land	201	0.1%	212	0.0%
Commercial and industrial	43,202	1.0%	82,195	1.9%
Installment and other	264	0.0%	536	0.0%
Leasing financing receivables	6,179	0.1%	12,505	0.3%
Total acquired non-impaired loans and leases	$315,751	7.0%	$470,258	10.8%
Total loans and leases	$4,537,128	100.0%	$4,340,535	100.0%
Allowance for loan and lease losses	(55,012)		(66,347)
Total loans and leases, net of allowance for loan and lease losses	$4,482,116		$4,274,188
Loans collateralized by real estate comprised 54.5% and 51.4% of the loan and lease portfolio at December 31, 2021 and 2020, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2021 and 2020, and totaled $1.7 billion, or 67.4%, of real estate loans and 36.7% of the total loan and lease portfolio at December 31, 2021. At December 31, 2020, commercial real estate loans totaled $1.4 billion and comprised 63.9% of real estate loans and 32.8% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $108.5 million as of December 31, 2020 to $72.2 million as of December 31, 2021, or 33.5%. At December 31, 2021 and 2020, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 302.5% and 285.2%, respectively. Non-owner occupied commercial real estate loans were $637.1 million and $533.9 million, or 84.6% and 79.0% of total capital, at December 31, 2021 and 2020, respectively.

Residential real estate loans totaled $480.5 million at December 31, 2021 compared to $572.3 million at December 31, 2020, a decrease of $91.8 million or 16.0%. The residential real estate loan portfolio comprised 19.4% and 25.7% of real estate loans as of December 31, 2021 and 2020, respectively, and 10.6% and 13.3% of total loans and leases at December 31, 2021 and 2020, respectively. Acquired impaired residential real estate loans decreased from $78.8 million as of December 31, 2020 to $49.4 million as of December 31, 2021, or 37.3%.

Construction, land development and other land loans totaled $325.4 million at December 31, 2021 compared to $230.7 million at December 31, 2020, an increase of $94.7 million or 41.0%. The construction, land development and other land loan portfolio comprised 13.2% and 10.4% of real estate loans as of December 31, 2021 and 2020, respectively, and 7.2% and 5.3% of the total loan and lease portfolio as of December 31, 2021 and 2020, respectively.

Commercial and industrial loans totaled $1.6 billion and $1.4 billion at December 31, 2021 and 2020, respectively, an increase of $213.1 million, or .7%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 34.9% and 31.5% of the total loan and lease portfolio as of December 31, 2021 and 2020, respectively.

PPP loans totaled $123.7 million, or 2.7% of total loans and leases, at December 31, 2021 compared to $517.8 million or 11.9% of total loans and leases at December 31, 2020. PPP loans decreased $394.1 million, or 76.1%, primarily as a result of SBA loan forgiveness.

Lease financing receivables comprised 7.9% and 5.2% of the loan and lease portfolio as of December 31, 2021 and 2020, respectively. Total lease financing receivables were $358.4 million and $227.1 million at December 31, 2021 and 2020, respectively, an increase of $131.3 million, or 57.8%, primarily due to higher origination levels.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2021 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$70,985	$95,980	$458,366	$224,596	$169,000	$104,524	$60,211	$195,338	$1,379,000
Residential real estate	12,342	14,662	70,590	54,770	36,181	61,167	101,663	28,421	379,796
Construction, land development, and other land	7,056	76,484	17,469	201,694	11,318	9,201	—	664	323,886
Commercial and industrial	15,102	303,110	160,602	650,906	70,556	172,587	67,109	94,773	1,534,745
Paycheck Protection Program	—	—	123,712	—	—	—	—	—	123,712
Installment and other	48	8	614	—	270	—	—	—	940
Leasing financing receivables	12,495	—	302,288	—	37,464	—	—	—	352,247
Total originated loans and leases	$118,028	$490,244	$1,133,641	$1,131,966	$324,789	$347,479	$228,983	$319,196	$4,094,326
Acquired impaired loans
Commercial real estate	$23,443	$2,064	$38,537	$1,135	$1,583	$23	$2,338	$3,037	$72,160
Residential real estate	8,863	321	21,469	500	4,879	385	10,097	2,887	49,401
Construction, land development, and other land	743	117	452	—	—	—	—	—	1,312
Commercial and industrial	780	103	2,675	69	—	387	—	—	4,014
Installment and other	—	—	41	—	123	—	—	—	164
Total acquired impaired loans	$33,829	$2,605	$63,174	$1,704	$6,585	$795	$12,435	$5,924	$127,051
Acquired non-impaired loans and leases
Commercial real estate	$26,589	$19,271	$77,795	$7,638	$14,236	$7,160	$15,289	$46,610	$214,588
Residential real estate	4,994	10,483	15,567	9,366	88	918	2,853	7,048	51,317
Construction, land development, and other land	201	—	—	—	—	—	—	—	201
Commercial and industrial	5,376	486	12,829	17,212	1,730	2,682	—	2,887	43,202
Installment and other	35	9	145	75	—	—	—	—	264
Leasing financing receivables	876	—	5,303	—	—	—	—	—	6,179
Total acquired non -impaired loans and leases	$38,071	$30,249	$111,639	$34,291	$16,054	$10,760	$18,142	$56,545	$315,751
Total loans and leases	$189,928	$523,098	$1,308,454	$1,167,961	$347,428	$359,034	$259,560	$381,665	$4,537,128

As of December 31, 2021, 46.4% of the loan and lease portfolio bears interest at fixed rates and 53.6% at floating rates. In addition, $1.5 billion, or 33.2%, of the loan and lease portfolio had interest rate floors of which $1.3 billion were at the interest rate floor as of December 31, 2021. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of December 31, 2021, we had $1.2 billion in loans indexed to LIBOR.

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

Total ALLL was $55.0 million at December 31, 2021 compared to $66.3 million at December 31, 2020, a decrease of $11.3 million, or 17.1%. The decrease was primarily due to a decreases in the general reserve driven by the recovery from the uncertainty caused by the COVID-19 pandemic. Total ALLL to total loans and leases held for investment, net before ALLL was 1.21% and 1.53% of total loans and leases at December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately $32.2 million of the ALLL was allocated to unguaranteed loans.

The following table presents an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial(1)	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Provision/(Recapture) for acquired impaired loans	(31)	573	(36)	(366)	2	—	142
Provision/(Recapture) for acquired non-impaired loans and leases	14	(83)	—	803	(2)	(149)	583
Provision/(Recapture) for originated loans	1,280	(1,153)	(468)	(656)	(6)	1,735	732
Total provision	$1,263	$(663)	$(504)	$(219)	$(6)	$1,586	$1,457
Charge-offs for acquired impaired loans	(2,112)	(59)	(326)	(1,043)	—	—	(3,540)
Charge-offs for acquired non-impaired loans and leases	(234)	—	—	(1,891)	—	(83)	(2,208)
Charge-offs for originated loans and leases	(2,352)	(65)	—	(6,081)	—	(1,418)	(9,916)
Total charge-offs	$(4,698)	$(124)	$(326)	$(9,015)	$—	$(1,501)	$(15,664)
Recoveries for acquired impaired loans	79	6	—	36	—	—	121
Recoveries for acquired non-impaired loans and leases	182	5	—	511	—	180	878
Recoveries for originated loans and leases	508	4	—	633	—	728	1,873
Total recoveries	$769	$15	$—	$1,180	$—	$908	$2,872
Less: Net charge-offs	3,929	109	326	7,835	—	593	12,792
Acquired impaired loans	1,810	1,006	3	364	2	—	3,185
Acquired non-impaired loans and leases	3,350	25	-	2,823	1	48	6,247
Originated loans and leases	11,758	597	519	29,942	6	2,758	45,580
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Ending ALLL balance
Acquired impaired loans	$1,810	$1,006	$3	$364	$2	$—	$3,185
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,538	—	—	14,500	—	—	21,038
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,570	622	519	18,265	7	2,806	30,789
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Loans and leases ending balance
Acquired impaired loans	$72,160	$49,401	$1,312	$4,014	$164	$—	$127,051
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	35,051	1,802	—	36,070	—	—	72,923
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,558,537	429,311	324,087	1,665,589	1,204	358,426	4,337,154
Total loans and leases at December 31, 2021, gross	$1,665,748	$480,514	$325,399	$1,705,673	$1,368	$358,426	$4,537,128
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.05%	0.00%	0.01%	0.02%	0.00%	0.00%	0.08%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.03%
Originated loans and leases	0.04%	0.00%	0.00%	0.12%	0.00%	0.01%	0.17%
Total net charge-offs to average loans and leases	0.09%	0.00%	0.01%	0.17%	0.00%	0.00%	0.27%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.59%	1.09%	0.03%	0.09%	0.00%	0.00%	2.80%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.77%	0.04%	0.00%	0.80%	0.00%	0.00%	1.61%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.35%	9.46%	7.14%	36.71%	0.03%	7.90%	95.59%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial(1)	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2019	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provision/(Recapture) for acquired impaired loans	3,246	(198)	339	1,053	—	—	4,440
Provision/(Recapture) for acquired non-impaired loans and leases	4,738	88	(16)	2,083	1	(232)	6,662
Provision/(Recapture) for originated loans	9,775	658	1,067	32,362	(36)	1,021	44,847
Total provision	$17,759	$548	$1,390	$35,498	$(35)	$789	$55,949
Charge-offs for acquired impaired loans	(329)	—	—	(539)	—	—	(868)
Charge-offs for acquired non-impaired loans and leases	(3,350)	—	—	(1,353)	—	(171)	(4,874)
Charge-offs for originated loans and leases	(2,728)	(274)	(701)	(12,290)	—	(1,612)	(17,605)
Total charge-offs	$(6,407)	$(274)	$(701)	$(14,182)	$—	$(1,783)	$(23,347)
Recoveries for acquired impaired loans	20	9	—	85	—	—	114
Recoveries for acquired non-impaired loans and leases	76	—	—	10	—	261	347
Recoveries for originated loans and leases	171	127	53	395	—	602	1,348
Total recoveries	$267	$136	$53	$490	$—	$863	$1,809
Less: Net charge-offs	6,140	138	648	13,692	—	920	21,538
Acquired impaired loans	3,874	486	365	1,737	—	—	6,462
Acquired non-impaired loans and leases	3,388	103	-	3,400	3	100	6,994
Originated loans and leases	12,322	1,811	987	36,046	12	1,713	52,891
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Ending ALLL balance
Acquired impaired loans	$3,874	$486	$365	$1,737	$—	$—	$6,462
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	5,034	78	—	18,848	—	—	23,960
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,676	1,836	987	20,598	15	1,813	35,925
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Loans and leases ending balance
Acquired impaired loans	$108,484	$78,840	$4,113	$10,178	$202	$—	$201,817
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	46,169	1,830	—	47,356	—	—	95,355
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,267,017	491,601	226,620	1,829,181	1,803	227,141	4,043,363
Total loans and leases at December 31, 2020, gross	$1,421,670	$572,271	$230,733	$1,886,715	$2,005	$227,141	$4,340,535
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%
Acquired non-impaired loans and leases	0.09%	0.00%	0.00%	0.04%	0.00%	0.00%	0.12%
Originated loans and leases	0.07%	0.00%	0.02%	0.32%	0.00%	0.03%	0.43%
Total net charge-offs to average loans and leases	0.16%	0.00%	0.02%	0.37%	0.00%	0.01%	0.57%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.50%	1.82%	0.09%	0.23%	0.00%	0.00%	4.65%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.06%	0.04%	0.00%	1.09%	0.00%	0.00%	2.20%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	29.19%	11.33%	5.22%	42.14%	0.04%	5.23%	93.15%

(1) PPP loans are included in Commercial and Industrial loans and leases.

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2021 and 2020 totaled $23.1 million and $41.1 million, respectively. Non-performing assets consisted of $3.3 million and $3.6 million of U.S. government guaranteed balances at December 31, 2021 and 2020, respectively.

Total OREO decreased from $6.3 million as of December 31, 2020 to $2.1 million at December 31, 2021. The $4.2 million decrease in OREO resulted primarily from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2021	December 31, 2020
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$23,130	$41,103
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	23,130	41,103
Other real estate owned	2,112	6,350
Total non-performing assets	$25,242	$47,453
Accruing troubled debt restructured loans	$1,927	$2,495
Total non-performing loans and leases as a percentage of total loans and leases	0.51%	0.95%
Total non-accrual loans and leases as a percentage of total loans and leases	0.51%	0.95%
Total non-performing assets as a percentage of total assets	0.38%	0.74%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	237.84%	161.42%
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	237.84%	161.42%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,270	$3,645
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$3,270	$3,645
Accruing troubled debt restructured loans guaranteed	$—	$—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.44%	0.86%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.44%	0.86%
Total non-performing assets not guaranteed as a percentage of total assets	0.33%	0.69%

(1)
Includes $1.5 million and $5.6 million of non-accrual restructured loans at December 31, 2021 and 2020.
(2)
For the year ended December 31, 2021, $1.8 million in interest income would have been recorded had non-accrual loans been current.
(3)
For the year ended December 31, 2021, $610,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans decreased by $18.0 million between December 31, 2021 and 2020 primarily due to payoffs and continued economic improvement.

Total accruing loans past due increased from $14.6 million at December 31, 2020 to $34.1 million at December 31, 2021, an increase of $19.5 million, and can be attributed to increases in residential real estate and construction, land development, and other land loans. See Note 6 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

Deposits

We gather deposits primarily through each of our 43 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and other banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. Small businesses are a significant source of low cost deposits as they value convenience, flexibility and access to local decision makers that are responsive to their needs.

Total deposits at December 31, 2021 were $5.2 billion, representing an increase of $403.0 million, or 8.5%, compared to $4.8 billion at December 31, 2020. Non-interest-bearing deposits were $2.2 billion, or 41.9% of total deposits, at December 31, 2021, an increase of $395.7 million, or 22.5%, compared to $1.8 billion at December 31, 2020, or 37.1% of total deposits. Core deposits were 91.9% and 89.9% of total deposits at December 31, 2021 and 2020, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,085,454	0.00%	$1,624,754	0.00%
Interest checking	622,147	0.14%	469,418	0.20%
Money market accounts	1,073,970	0.12%	1,132,978	0.37%
Savings	610,953	0.05%	520,472	0.05%
Time deposits (below $100,000)	283,852	0.20%	383,382	0.99%
Time deposits ($100,000 and above)	439,122	0.34%	556,783	1.33%
Total	$5,115,498	0.09%	$4,687,787	0.35%

Our average cost of deposits was nine basis points during the year ended December 31, 2021 compared to 35 basis points during the year ended December 31, 2020. This decrease was primarily attributed to lower rates on interest-bearing deposits as a result of the interest rate environment and an improved deposit mix. We had no brokered time deposits as of December 31, 2021 and $35.0 million of brokered time deposits as of December 31, 2020.

The following table shows time deposits by remaining maturity, and includes the uninsured portion related to such time deposits as of December 31, 2021 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$182,965	$54,907	$237,872	$30,157
Over three months through six months	189,342	49,172	238,514	22,172
Over six months through 12 months	106,215	23,048	129,263	8,798
Over 12 months	54,067	19,995	74,062	6,495
Total	$532,589	$147,122	$679,711	$67,622

Total estimated uninsured deposits, were $1.6 billion and $1.3 billion as of December 31, 2021 and 2020,respectively.

Borrowed funds

At December 31, 2021, fixed-rate advances totaled $230.0 million, with interest rates ranging from 0.00% to 0.22% and maturities ranging from February 2022 to May 2022. Total variable rate advances were $260.0 million at December 31, 2021, with an interest rate of 0.33% that may reset daily, and mature in February 2022. Our advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. Our required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion. subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2021 and 2020, we had maximum borrowing capacity from the FHLB of $1.8 billion and $2.0 billion, respectively, subject to the availability of collateral. At December 31, 2021, we had outstanding FHLB advances of $490.0 million with maturities through May 2021.

We have the capacity to borrow funds from the discount window of the FRB. We did not utilize the discount window during 2021 and there were no borrowings outstanding under the FRB discount window line as of December 31, 2021. We pledge loans as collateral for any borrowings under the FRB discount window.

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (the “PPPLF”). Under the terms of the PPPLF, the Bank pledges loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF are an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of December 31, 2021, the amounts outstanding during 2021 under the PPPLF had been repaid and there was no amount outstanding under the facility.

During 2020, we issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$49,768	$—
Maximum outstanding at any month-end period during the year	—	350,000	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	0.25%	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$227,408	$208,787	$440,478
Maximum outstanding at any month-end period during the year	490,000	499,000	550,000
Balance outstanding at end of period	490,000	234,000	490,000
Weighted average interest rate during period	0.22%	1.04%	2.03%
Weighted average interest rate at end of period	0.27%	0.24%	1.70%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$265,922	$232,819	N/A
Maximum outstanding at any month-end period during the year	439,066	449,889	N/A
Balance outstanding at end of period	—	371,907	N/A
Weighted average interest rate during period	0.35%	0.35%	N/A
Weighted average interest rate at end of period	—	0.35%	N/A
Line of credit:
Average balance outstanding	$—	$41	$482
Maximum outstanding at any month-end period during the year	—	1,550	5,680
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	73.81%	7.39%
Weighted average interest rate at end of period(1)	N/A	N/A	N/A

(1)
We amended the credit agreement in October 2021, which extended the maturity date to October, 2022. The amended revolving line of credit bears interest at either the LIBOR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $12.3 million from $42.0 million at December 31, 2020 to $29.7 million at December 31, 2021.

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

As of December 31, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $2.3 billion and $603.0 million from the FRB. As of December 31, 2021, Byline Bank had open advances of $490.0 million and open letters of credit of $19.7 million, providing available aggregate borrowing capacity of $715.4 million. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $625.47 million available under the FRB discount window line at December 31, 2020.

As of December 31, 2020, Byline Bank had maximum borrowing capacity from the FHLB of $2.0 billion and $874.7 million from the FRB. As of December 31, 2020, Byline Bank had open advances of $234.0 million and open letters of credit of $21.3 million, providing available aggregate borrowing capacity of $751.9 million. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $874.7 million available under the FRB discount window line at December 31, 2020.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 7, 2022. The amended revolving line of credit bears interest at either the LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. As of December 31, 2021 and 2020, no balance was outstanding on the line of credit.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

At December 31, 2021, we had outstanding commitments to extend credit of $1.4 billion, primarily related to unused credit lines and $16.6 million of commitments under operating lease agreements. For additional information regarding future financial commitments, see Notes 10 and 17 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital resources

Stockholders’ equity at December 31, 2021 was $836.4 million compared to $805.5 million at December 31, 2020, an increase of $30.9 million, or 3.8%. The increase was primarily driven by net income generated during the year and increases in accumulated other comprehensive income reflecting the unrealized gains in our available-for-sale securities portfolio.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements. For further information, see Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements”, “Business—Supervision and Regulation—Prompt Corrective Action Framework” and Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

As of December 31, 2021, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since December 31, 2021 that management believes have changed Byline Bank’s classifications.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock, and on July 27, 2021, our Board of Directors authorized an expansion of our current stock repurchase program. Under the extended program, we are authorized to repurchase an additional 1,250,000 shares of our outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.1% of our outstanding common stock at December 31, 2021. The program expires on December 31, 2022, unless earlier terminated.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. See Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2021 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2021
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$400,000	$4,140	$-
Other interest rate swaps—pay fixed, receive floating	439,876	9,235	9,660
Other credit derivatives	7,571	—	5

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

Our management of interest rate risk is overseen by our Board of Directors and management asset liability committees based on a risk management infrastructure approved by our Board of Directors that outlines reporting and measurement requirements. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit lives based on historical analysis and the targeted investment term of capital. The committees closely monitor our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB, and deposits from our customers that we rely on for funding. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of December 31, 2021, we had a notional amount of $439.9 million of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

Evaluation of Interest Rate Risk

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least quarterly and compare these results against a scenario with no changes in interest rates. Our net interest income simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) the effect of interest rate limitations in our assets, such as floors and caps, (6) the effect of our interest rate swaps and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2021 is presented below. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

Estimated Increase (Decrease)	Immediate Shifts
in Net Interest Income	+300 basis points	+200 basis points	+100 basis points	-100 basis points
Twelve Months Ending
Year 1	19.7%	12.9%	5.1%	(3.1)%
Year 2	33.3%	22.1%	19.9%	(7.1)%

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 4.5% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 5.4% and 11.1% increases to net interest income, respectively, over the next 12 months.

The Bank's aggregate interest rate risk exposure if monitored and managed within board-approved policy limits. The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted including the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 8. Financial Statements and Supplementary Data.

BYLINE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020, and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2021, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.

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

/s/ Moss Adams

Portland, Oregon

March 7, 2022

We have served as the Company's auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2021 AND 2020

(dollars in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$35,247	$41,432
Interest bearing deposits with other banks	122,684	41,988
Cash and cash equivalents	157,931	83,420
Equity and other securities, at fair value	10,578	8,764
Securities available-for-sale, at fair value	1,454,542	1,447,230
Securities held-to-maturity, at amortized cost ($3,992 and $4,573 fair value at December 31, 2021 and 2020, respectively)	3,885	4,395
Restricted stock, at cost	22,002	10,507
Loans held for sale	64,460	7,924
Loans and leases:
Loans and leases	4,537,128	4,340,535
Allowance for loan and lease losses	(55,012)	(66,347)
Net loans and leases	4,482,116	4,274,188
Servicing assets, at fair value	23,744	22,042
Accrued interest receivable	18,875	20,678
Premises and equipment, net	62,548	86,728
Operating lease right-of-use asset	11,646	—
Assets held for sale	9,153	13,023
Other real estate owned, net	2,112	6,350
Goodwill	148,353	148,353
Other intangible assets, net	17,205	24,278
Bank-owned life insurance	80,039	10,009
Deferred tax assets, net	50,329	40,181
Due from counterparty	12,348	140,996
Other assets	64,306	41,586
Total assets	$6,696,172	$6,390,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,158,420	$1,762,676
Interest-bearing deposits:
NOW, savings accounts, and money market accounts	2,316,916	2,201,833
Time deposits	679,711	787,522
Total deposits	5,155,047	4,752,031
Paycheck Protection Program Liquidity Facility	—	371,907
Federal Home Loan Bank advances	490,000	234,000
Subordinated notes, net	73,517	73,342
Securities sold under agreements to repurchase	29,723	41,994
Junior subordinated debentures issued to capital trusts, net	36,906	36,451
Accrued interest payable	262	1,478
Operating lease liability	15,629	—
Accrued expenses and other liabilities	58,706	73,985
Total liabilities	5,859,790	5,585,188
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY (Note 25)
Preferred stock, $0.01 par value per share, 50,000 shares authorized; 10,438 shares issued and outstanding at December 31, 2021 and December 31, 2020	10,438	10,438
Common stock, voting $0.01 par value at December 31, 2021 and 2020; 150,000,000 shares authorized at December 31, 2021 and 2020; 39,203,747 shares issued at December 31, 2021 and 38,736,540 issued at December 31, 2020	387	384
Additional paid-in capital	593,753	587,165
Retained earnings	271,676	191,098
Treasury stock at cost, 1,489,844 shares at December 31, 2021 and 118,486 at December 31, 2020	(31,570)	(1,668)
Accumulated other comprehensive income (loss), net of tax	(8,302)	18,047
Total stockholders’ equity	836,382	805,464
Total liabilities and stockholders’ equity	$6,696,172	$6,390,652

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(dollars in thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$222,993	$208,788	$235,501
Interest on taxable securities	19,694	25,887	25,233
Interest on tax-exempt securities	3,907	2,981	1,786
Other interest and dividend income	2,332	1,574	2,294
Total interest and dividend income	248,926	239,230	264,814
INTEREST EXPENSE
Deposits	4,502	16,624	36,325
Other borrowings	1,663	3,318	9,255
Subordinated notes and debentures	6,374	4,310	2,949
Total interest expense	12,539	24,252	48,529
Net interest income	236,387	214,978	216,285
PROVISION FOR LOAN AND LEASE LOSSES	1,457	55,949	20,708
Net interest income after provision for loan and lease losses	234,930	159,029	195,577
NON-INTEREST INCOME
Fees and service charges on deposits	7,254	6,471	6,458
Loan servicing revenue	12,693	11,319	10,695
Loan servicing asset revaluation	(6,658)	(4,951)	(6,639)
ATM and interchange fees	4,476	4,165	3,785
Net gains on sales of securities available-for-sale	1,435	5,301	1,151
Change in fair value of equity securities, net	(62)	729	1,416
Net gains on sales of loans	46,274	33,349	31,845
Wealth management and trust income	3,069	2,680	2,578
Other non-interest income	5,772	2,997	4,259
Total non-interest income	74,253	62,060	55,548
NON-INTEREST EXPENSE
Salaries and employee benefits	101,222	89,756	95,309
Occupancy expense, net	16,553	19,402	16,668
Equipment expense	4,059	3,555	3,103
Impairment charge on assets held for sale	12,332	4,769	569
Loan and lease related expenses	5,957	5,955	8,015
Legal, audit, and other professional fees	10,198	8,138	11,453
Data processing	11,780	10,900	13,733
Net loss recognized on other real estate owned and other related expenses	1,078	1,819	665
Regulatory assessments	1,717	2,221	697
Other intangible assets amortization expense	7,073	7,624	7,737
Advertising and promotions	1,800	1,287	3,398
Telecommunications	1,155	1,728	1,963
Other non-interest expense	10,047	12,268	10,520
Total non-interest expense	184,971	169,422	173,830
INCOME BEFORE PROVISION FOR INCOME TAXES	124,212	51,667	77,295
PROVISION FOR INCOME TAXES	31,427	14,200	20,293
NET INCOME	92,785	37,467	57,002
Dividends on preferred shares	783	783	783
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$92,002	$36,684	$56,219
EARNINGS PER COMMON SHARE
Basic	$2.45	$0.96	$1.51
Diluted	$2.40	$0.96	$1.48

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(dollars in thousands)	2021	2020	2019
Net income	$92,785	$37,467	$57,002
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(39,290)	31,198	22,633
Reclassification adjustments for net gains included in net income	(1,435)	(5,301)	(1,151)
Tax effect	11,254	(7,211)	(6,115)
Net of tax	(29,471)	18,686	15,367
Cash flow hedges
Unrealized holding gains (losses) arising during the period	4,140	—	(5,483)
Reclassification adjustments for net (gains) losses included in net income	148	85	(1,626)
Tax effect	(1,166)	(24)	1,980
Net of tax	3,122	61	(5,129)
Total other comprehensive (losses) income	(26,349)	18,747	10,238
Comprehensive income	$66,436	$56,214	$67,240

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2019	10,438	$10,438	36,343,239	$361	$546,849	$102,522	$—	$(9,498)	$650,672
Net income	—	—	—	—	—	57,002	—	—	57,002
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10,238	10,238
Issuance of common stock upon exercise of stock options	—	—	241,211	2	3,144	—	—	—	3,146
Issuance of common stock due to business combination, net of issuance costs	—	—	1,464,558	15	28,720	—	—	—	28,735
Restricted stock activity	—	—	180,664	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	26,828	—	580	—	—	—	580
Cumulative-effect adjustment (ASU 2016-01)	—	—	—	—	—	1,440	—	(1,440)	—
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(1,148)	—	—	(1,148)
Share-based compensation expense	—	—	—	—	1,673	—	—	—	1,673
Balance, December 31, 2019	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$—	$(700)	$750,115
Net income	—	—	—	—	—	37,467	—	—	37,467
Other comprehensive income, net of tax	—	—	—	—	—	—	—	18,747	18,747
Issuance of common stock upon exercise of stock options	—	—	275,111	3	3,086	—	—	—	3,089
Restricted stock activity	—	—	168,150	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	36,779	1	536	—	—	—	537
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(4,619)	—	—	(4,619)
Repurchases of common stock	—	—	(118,486)	—	—	—	(1,668)	—	(1,668)
Share-based compensation expense	—	—	—	—	2,579	—	—	—	2,579
Balance, December 31, 2020	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	92,785	—	—	92,785
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,349)	(26,349)
Issuance of common stock upon exercise of stock options	—	—	115,897	1	1,355	—	100	—	1,456
Restricted stock activity	—	—	258,458	1	(1)	—	(1,135)	—	(1,135)
Issuance of common stock in connection with employee stock purchase plan	—	—	53,202	1	1,216	—	—	—	1,217
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock	—	—	—	—	—	(11,424)	—	—	(11,424)
Repurchases of common stock	—	—	(1,331,708)	—	—	—	(28,867)	—	(28,867)
Share-based compensation expense	—	—	—	—	4,018	—	—	—	4,018
Balance, December 31, 2021	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	836,382

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,785	$37,467	$57,002
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	1,457	55,949	20,708
Impairment loss on premises and equipment	2,227	—	—
Impairment loss on right-of-use asset	1,872	—	—
Impairment loss on assets held for sale	12,332	4,769	569
Depreciation and amortization of premises and equipment	5,991	6,483	6,389
Net amortization of securities	8,315	8,311	2,468
Net change in fair value of equity securities, net	62	(729)	(1,416)
Net gains on sales of securities available-for-sale	(1,435)	(5,301)	(1,151)
Net losses (gains) on sales and valuation adjustments of premises and equipment	(313)	2,952	(56)
Net gains on sales of loans	(46,274)	(33,349)	(31,845)
Originations of U.S. government guaranteed loans	(452,803)	(369,130)	(330,585)
Proceeds from U.S. government guaranteed loans sold	493,823	380,976	340,287
Accretion of premiums and discounts on acquired loans, net	(6,451)	(13,058)	(23,190)
Net change in servicing assets	(1,702)	(2,571)	222
Net losses on sales and valuation adjustments of other real estate owned	524	1,383	83
Net amortization of other acquisition accounting adjustments	6,999	7,548	7,562
Amortization of subordinated debt issuance cost	175	84	—
Accretion of junior subordinated debentures discount	455	505	566
Loss on redemption of junior subordinated debentures	—	112	—
Share-based compensation expense	4,018	2,579	1,673
Deferred tax benefit	(60)	(9,101)	(882)
Increase in cash surrender value of bank owned life insurance	(1,481)	(259)	(304)
Net gain on death benefit of bank owned life insurance	—	—	(69)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(30,442)	3,908	(13,389)
Accrued interest payable and other liabilities	(15,648)	29,495	(5,328)
Net cash provided by operating activities	74,426	109,023	29,314
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(645,461)	(977,827)	(549,871)
Proceeds from maturities and calls of securities available-for-sale	46,837	193,046	123,617
Proceeds from paydowns of securities available-for-sale	338,943	330,133	104,139
Proceeds from sales and calls of securities available-for-sale	295,597	122,435	92,103
Proceeds from maturities and calls of securities held-to-maturity	500	—	—
Redemptions (purchases) of Federal Home Loan Bank stock, net	(11,495)	11,620	(2,511)
Proceeds from other loans sold	3,964	—	709
Net change in loans and leases	(207,769)	(565,695)	(23,154)
Purchases of premises and equipment	(2,236)	(3,915)	(4,267)
Proceeds from sales of premises and equipment	296	32	4
Proceeds from sales of assets held for sale	9,040	1,434	1,373
Proceeds from sales of other real estate owned	4,285	2,313	2,990
Investment in bank owned life insurance	(68,549)	—	—
Proceeds from bank owned life insurance death benefit	—	69	—
Net cash received in acquisition of business	—	—	4,306
Net cash used in investing activities	(236,048)	(886,355)	(250,562)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(dollars in thousands)	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$403,090	$604,530	$107,665
Proceeds from short-term borrowings and line of credit	13,337,000	9,468,800	8,515,680
Repayments of short-term borrowings and line of credit	(13,081,000)	(9,724,800)	(8,461,635)
Proceeds from Paycheck Protection Program Liquidity Facility	196,679	449,889	—
Repayments of Paycheck Protection Program Liquidity Facility	(568,586)	(77,982)	—
Proceeds from subordinated notes	—	73,258	—
Repayment of junior subordinated debentures	—	(1,500)	—
Net increase (decrease) in securities sold under agreements to repurchase	(12,271)	(7,644)	15,472
Dividends paid on preferred stock	(783)	(783)	(783)
Dividends paid on common stock	(11,269)	(5,711)	—
Proceeds from issuance of common stock	2,140	3,626	3,726
Repurchase of common stock	(28,867)	(1,668)	—
Net cash provided by financing activities	236,133	780,015	180,125
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	74,511	2,683	(41,123)
CASH AND CASH EQUIVALENTS, beginning of period	83,420	80,737	121,860
CASH AND CASH EQUIVALENTS, end of period	$157,931	$83,420	$80,737
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,051	$25,853	$48,008
Cash payments during the period for taxes	$34,824	$14,441	$19,380
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of held-to-maturity securities to available-for-sale securities	$—	$—	$94,837
Reclassification to other equity securities	$—	$—	$6,609
Common dividend declared, not paid	$155	$55	$1,148
Total assets acquired from acquisition	$—	$—	$321,199
Total liabilities assumed from acquisition	$—	$—	$305,892

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 43 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. The Bank also provides wealth management services. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System (the "FRB"), the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the FRB.

The Bank is a participant in the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”) (collectively referred to as “U.S. government guaranteed loans”) lending programs and originates U.S. government guaranteed loans.

The Bank engages in short‑term direct financing lease contracts through BFG Corporation, doing business as Byline Financial Group (“BFG”), a wholly‑owned subsidiary of the Bank. BFG is located in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey and New York.

Subsequent events—No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. See Note 15, Junior Subordinated Debentures, for additional discussion.

Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2021, 2020 and 2019.

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

Business combinations—The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are immediately expensed as applicable. The results of operations of the acquired business are included in the Consolidated Statements of Operations from the effective date of the acquisition, which is the date control is obtained.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Cash and cash equivalents—Cash and cash equivalents have original maturities of three months or less. The Company holds cash and cash equivalents on deposit with other banks and financial institutions in amounts that periodically exceed the federal deposit insurance limit. The Company evaluates the credit quality of these banks and financial institutions to mitigate its credit risk and has not experienced any losses in such accounts. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Cash on hand or on deposit with the Federal Reserve Bank of Chicago was required to meet regulatory reserve and clearing requirements. The Company did not have a reserve requirement as of December 31, 2021 or 2020.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2021, 2020 and 2019. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

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

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2021, 2020 and 2019.

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

In March of 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted by the U.S. government in response to the economic disruption caused by the COVID-19 pandemic. The CARES Act provided that a qualified loan modification is exempt by law from classification as a TDR, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Consolidation Appropriations Act further extended the suspension period until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The Company has modifications under these Acts. The underlying loans and leases are subject to the same underwriting, risk-rating and accrual standards as the rest of the loan portfolio.

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

Based on an annual analysis completed as of November 30, 2021, 2020 and 2019, the Company did not recognize impairment losses during the years ended December 31, 2021, 2020, and 2019.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2021 and 2020, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2021 and 2020, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Cash flow hedges are accounted for by recording the changes in the fair value of the derivative instrument in other comprehensive income (loss) and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings.

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

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019.

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

Earnings per share— Earnings per common share (“EPS”) is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method. Basic earnings per common share is computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

Dividend Restrictions – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders.

Fair value of assets and liabilities—Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, including respective accrued interest balances, in an orderly transaction between market participants at the measurement date. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available. The valuation techniques used are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Adopted Accounting Pronouncements

Leases (Topic 842)—On January 1, 2021, the Company adopted ASU No. 2016-02, Leases and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. We adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedients, including:

• Carry over of historical lease determination and lease classification conclusions

• Carry over of historical initial direct cost balances for existing leases

• Option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e. lease terms of twelve months or less)

• Use of hindsight in determining the lease term and right-of-use assets

• Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $10.5 million and operating lease liabilities of $11.7 million as of January 1, 2021. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. This guidance also applies to the Company’s investment in direct financing leases, which are included in loans, but did not have a material impact. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Statements of Operations. Prior periods were not restated and continue to be presented under legacy GAAP. Refer to Note 10 —Leases for further details.

Issued Accounting Pronouncements Pending Adoption

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under the new standard. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as Public Business Entities. The Company will adopt the standard on December 31, 2022. The new guidance may result in an increase in the allowance for loan losses which will reflect the requirement to include expected losses on purchased credit-impaired loans. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2— Accounting Pronouncements Recently Issued (continued)

Income Taxes (Topic 740)—In December 2019, FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing the following: the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; the exception to the requirement to or not to recognize a deferred tax liability for a foreign entity when it becomes an equity method investment or it becomes a subsidiary, respectively; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the ASU changes current authoritative guidance by requiring the recognition of franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring an evaluation when a step up in the tax basis of goodwill should be considered part the of business combination; specifying that it is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. Assuming the Company remains an emerging growth company, the new authoritative guidance will be effective for reporting periods after January 1, 2022. The Company does not anticipate the provisions of ASU No. 2019-12 will have a material impact on the Company’s Consolidated Financial Statements.

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022. Banking regulators have provided guidance which prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At December 31, 2021, $1.2 billion of loans, derivatives with a notional amount of $440.0 million, and securities available for sale with a fair value of $58.8 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures carrying value of $36.9 million were also tied to LIBOR.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The acquisitions of Oak Park River Forest was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The fair value adjustments associated with the Oak Park River Forest transaction were finalized during the first quarter of 2020.

The following table presents a summary of the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

April 30, 2019 Oak Park River Forest
Assets
Cash and cash equivalents	$10,469
Securities available-for-sale	30,343
Restricted stock	414
Loans	257,423
Premises and equipment	3,488
Other real estate owned	2,201
Other intangible assets	6,220
Bank-owned life insurance	3,485
Deferred tax assets, net	5,925
Other assets	1,231
Total assets acquired	321,199
Liabilities
Deposits	290,171
Line of credit	5,655
Federal Home Loan Bank advances	5,300
Accrued expenses and other liabilities	4,766
Total liabilities assumed	305,892
Net assets acquired	$15,307
Consideration paid
Common stock (2019 - 1,464,558 shares issued at $20.02 per share)	29,320
Cash paid	6,163
Total consideration paid	35,483
Goodwill	$20,176

The following table presents the acquired non-impaired loans as of the acquisition date:

April 30, 2019 Oak Park River Forest
Fair value	$204,496
Gross contractual amounts receivable	254,755
Estimate of contractual cash flows not expected to be collected(1)	12,987
Estimate of contractual cash flows expected to be collected	241,768

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

The following table provides the pro forma information for the results of operations for the year ended December 31, 2019, as if the acquisitions had occurred on January 1, 2019. The pro forma results combine the historical results of Oak Park River Forest into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion and borrowing net discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The acquisition-related expenses that have been recognized are included in net income in the following table.

Year ended December 31,
2019
Total revenues (net interest income and non-interest income)	$272,081
Net income	57,797
Earnings per share—basic	1.47
Earnings per share—diluted	1.45

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities of Oak Park River Forest for the period beginning May 1, 2019 through December 31, 2021. Revenues and earnings of Oak Park River Forest since its acquisition date have not been disclosed as it is not practicable. Oak Park River Forest was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2021 and 2020 and the corresponding amounts of gross unrealized gains and losses:

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$37	$(8)	$18,476
U.S. Government agencies	141,096	661	(2,367)	139,390
Obligations of states, municipalities, and political subdivisions	86,454	3,238	(56)	89,636
Residential mortgage-backed securities
Agency	756,549	2,122	(15,015)	743,656
Non-agency	146,499	4	(1,267)	145,236
Commercial mortgage-backed securities
Agency	214,417	2,795	(3,661)	213,551
Corporate securities	65,814	1,586	(54)	67,346
Asset-backed securities	37,206	49	(4)	37,251
Total	$1,466,482	$10,492	$(22,432)	$1,454,542

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$107	$—	$3,992
Total	$3,885	$107	$—	$3,992

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

The Company did not classify securities as trading during 2021 and 2020.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$9,946	$(8)	$—	$—	$9,946	$(8)
U.S. Government agencies	10	64,585	(1,590)	19,223	(777)	83,808	$(2,367)
Obligations of states, municipalities and political subdivisions	3	9,507	(56)	—	—	9,507	(56)
Residential mortgage-backed securities
Agency	51	612,280	(13,894)	25,412	(1,121)	637,692	(15,015)
Non-agency	14	96,372	(1,257)	761	(10)	97,133	(1,267)
Commercial mortgage-backed securities
Agency	19	64,473	(1,994)	37,063	(1,667)	101,536	(3,661)
Corporate securities	3	7,502	(54)	—	—	7,502	(54)
Asset-backed securities	3	15,978	(4)	—	—	15,978	(4)
Total	104	$880,643	$(18,857)	$82,459	$(3,575)	$963,102	$(22,432)

		Less than 12 Months		12 Months or Longer		Total
2020	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Government agencies	5	$30,639	$(137)	$—	$—	30,639	(137)
Obligations of states, municipalities and political subdivisions	2	210	(85)	—	—	210	(85)
Residential mortgage-backed securities
Agency	8	45,253	(198)	472	(7)	45,725	(205)
Non-agency	2	3,963	(5)	—	—	3,963	(5)
Commercial mortgage-backed securities
Agency	8	55,554	(390)	—	—	55,554	(390)
Corporate securities	6	10,916	(102)	—	—	10,916	(102)
Asset-backed securities	6	24,436	(99)	4,952	(26)	29,388	(125)
Total	37	$170,971	$(1,016)	$5,424	$(33)	$176,395	$(1,049)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 104 securities available-for-sale with unrealized losses at December 31, 2021, compared to 37 at December 31, 2020. There were no securities held-to-maturity with unrealized losses at December 31, 2021, or December 31, 2020. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2021, 2020, and 2019 are listed below:

	2021	2020	2019
Proceeds	$203,791	$208,978	$92,103
Gross gains	2,830	5,383	1,274
Gross losses	1,395	82	123

Securities posted as collateral at December 31, 2021 and 2020 had carrying amounts of $332.3 million and $731.8 million, respectively, of which carrying amounts of $332.3 million and $323.9 million, were pledged at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $277.1 million and $245.1 million, respectively, and for customer repurchase agreements of $38.8 million and $64.1 million, respectively. At December 31, 2021, and 2020 there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2021, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$19,225	$19,354
Due from one to five years	56,817	57,843
Due from five to ten years	207,232	208,360
Due after ten years	65,743	66,542
Mortgage and asset-backed securities	1,117,465	1,102,443
Total	$1,466,482	$1,454,542
Held-to-maturity
Due from one to five years	$1,175	$1,199
Due from five to ten years	2,710	2,793
Total	$3,885	$3,992

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2021 and 2020 were categorized as follows:

	2021	2020
Commercial real estate	$1,663,256	$1,416,731
Residential real estate	480,236	569,387
Construction, land development, and other land	327,143	231,602
Commercial and industrial	1,580,235	1,372,452
Paycheck Protection Program ("PPP")	127,184	527,044
Installment and other	1,322	1,942
Lease financing receivables	354,135	223,295
Total loans and leases	4,533,511	4,342,453
Net unamortized deferred fees and costs	(674)	(5,764)
Initial direct costs	4,291	3,846
Allowance for loan and lease losses	(55,012)	(66,347)
Net loans and leases	$4,482,116	$4,274,188

	2021	2020
Lease financing receivables
Net minimum lease payments	$352,948	$234,472
Unguaranteed residual values	27,953	8,690
Unearned income	(26,766)	(19,867)
Total lease financing receivables	354,135	223,295
Initial direct costs	4,291	3,846
Lease financial receivables before allowance for lease losses	$358,426	$227,141

Total loans and leases consist of originated loans and leases, acquired impaired loans, and acquired non-impaired loans and leases. At December 31, 2021 and 2020, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $231.2 million and $635.0 million, respectively. At December 31, 2021 and 2020, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $28.3 million and $28.3 million, respectively, which are included in total loans and leases. At December 31, 2021 and 2020, installment and other loans included overdraft deposits of $445,000 and $496,000, respectively, which were reclassified as loans. At December 31, 2021 and 2020, loans and loans held for sale pledged as security for borrowings were $1.9 billion and $2.3 billion, respectively.

The minimum annual lease payments for lease financing receivables as of December 31, 2021 are summarized as follows:

Minimum Lease Payments
2022	$116,924
2023	95,396
2024	70,075
2025	47,717
2026	20,528
Thereafter	2,308
Total	$352,948

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2021 and 2020:

2021	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$1,379,000	$72,160	$214,588	$1,665,748
Residential real estate	379,796	49,401	51,317	480,514
Construction, land development, and other land	323,886	1,312	201	325,399
Commercial and industrial	1,534,745	4,014	43,202	1,581,961
Paycheck Protection Program	123,712	-	-	123,712
Installment and other	940	164	264	1,368
Lease financing receivables	352,247	—	6,179	358,426
Total loans and leases	$4,094,326	$127,051	$315,751	$4,537,128

2020	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$1,017,587	$108,484	$295,599	$1,421,670
Residential real estate	414,220	78,840	79,211	572,271
Construction, land development, and other land	226,408	4,113	212	230,733
Commercial and industrial	1,276,527	10,178	82,195	1,368,900
Paycheck Protection Program	517,815	—	—	517,815
Installment and other	1,267	202	536	2,005
Lease financing receivables	214,636	—	12,505	227,141
Total loans and leases	$3,668,460	$201,817	$470,258	$4,340,535

Acquired impaired loans—As part of the Oak Park River Forest acquisition, the Bank acquired impaired loans in the amount of $52.9 million. Refer to Note 3—Acquisition of a Business for additional information regarding these transactions. There were no acquired impaired loans purchased during 2021 or 2020. The following table presents a reconciliation of the undiscounted contractual cash flows, non‑accretable difference, accretable yield, and fair value of acquired impaired loans as of April 30, 2019 (Oak Park River Forest):

April 30, 2019
Oak Park River Forest
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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables (continued)

The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.2 million and $6.5 million, at December 31, 2021 and 2020, respectively.

	2021		2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$113,257	$72,160	$154,233	$108,484
Residential real estate	95,056	49,401	126,086	78,840
Construction, land development, and other land	8,571	1,312	12,677	4,113
Commercial and industrial	10,201	4,014	15,925	10,178
Installment and other	858	164	917	202
Total acquired impaired loans	$227,943	$127,051	$309,838	$201,817

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Beginning balance	$27,696	$40,009	$37,115
Additions	—	—	9,764
Accretion to interest income	(13,487)	(19,184)	(24,535)
Reclassification from nonaccretable difference	4,386	6,871	17,665
Ending balance	$18,595	$27,696	$40,009

Acquired non‑impaired loans and leases— The Company acquired non-impaired loans as part of the Oak Park River Forest acquisition in the amount of $204.5 million. Refer to Note 3—Acquisition of a Business for additional information regarding these transactions.

The unpaid principal balance and carrying value for acquired non‑impaired loans and leases at December 31, 2021 and 2020 were as follows:

	2021		2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$219,277	$214,588	$302,091	$295,599
Residential real estate	51,839	51,317	80,104	79,211
Construction, land development, and other land	265	201	278	212
Commercial and industrial	44,827	43,202	84,608	82,195
Installment and other	273	264	553	536
Lease financing receivables	6,199	6,179	13,978	12,505
Total acquired non-impaired loans and leases	$322,680	$315,751	$481,612	$470,258

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the years ended December 31, 2021, 2020 and 2019 are as follows:

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	1,263	(663)	(504)	(219)	—	(6)	1,586	1,457
Charge-offs	(4,698)	(124)	(326)	(9,015)	—	—	(1,501)	(15,664)
Recoveries	769	15	—	1,180	—	—	908	2,872
Ending balance	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Ending balance:
Individually evaluated for impairment	$6,538	$—	$—	$14,500	$—	$—	$—	$21,038
Collectively evaluated for impairment	8,570	622	519	18,265	—	7	2,806	30,789
Loans acquired with deteriorated credit quality	1,810	1,006	3	364	—	2	—	3,185
Total allowance for loan and lease losses	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$35,051	$1,802	$—	$36,070	$—	$—	$—	$72,923
Collectively evaluated for impairment	1,558,537	429,311	324,087	1,541,877	123,712	1,204	358,426	4,337,154
Loans acquired with deteriorated credit quality	72,160	49,401	1,312	4,014	—	164	—	127,051
Total loans and leases	$1,665,748	$480,514	$325,399	$1,581,961	$123,712	$1,368	$358,426	$4,537,128

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,965	$1,990	$610	$19,377	$—	$50	$1,944	$31,936
Provision/(recapture)	17,759	548	1,390	35,498	—	(35)	789	55,949
Charge-offs	(6,407)	(274)	(701)	(14,182)	—	—	(1,783)	(23,347)
Recoveries	267	136	53	490	—	—	863	1,809
Ending balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Ending balance:
Individually evaluated for impairment	$5,034	$78	$—	$18,848	$—	$—	$—	$23,960
Collectively evaluated for impairment	10,676	1,836	987	20,598	—	15	1,813	35,925
Loans acquired with deteriorated credit quality	3,874	486	365	1,737	—	—	—	6,462
Total allowance for loan and lease losses	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$46,169	$1,830	$—	$47,356	$—	$—	$—	$95,355
Collectively evaluated for impairment	1,267,017	491,601	226,620	1,311,366	517,815	1,803	227,141	4,043,363
Loans acquired with deteriorated credit quality	108,484	78,840	4,113	10,178	-	202	—	201,817
Total loans and leases	$1,421,670	$572,271	$230,733	$1,368,900	$517,815	$2,005	$227,141	$4,340,535

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,540	$1,751	$466	$12,932	$49	$2,463	$25,201
Provision/(recapture)	4,805	67	144	14,460	15	1,217	20,708
Charge-offs	(4,950)	(113)	—	(8,171)	(16)	(2,609)	(15,859)
Recoveries	570	285	—	156	2	873	1,886
Ending balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Ending balance:
Individually evaluated for impairment	$2,614	$124	$—	$7,952	$—	$—	$10,690
Collectively evaluated for impairment	4,414	1,191	584	10,287	50	1,944	18,470
Loans acquired with deteriorated credit quality	937	675	26	1,138	—	—	2,776
Total allowance for loan and lease losses	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936

2019	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$26,396	$2,398	$2,644	$37,303	$—	$—	$68,741
Collectively evaluated for impairment	1,114,232	609,201	270,640	1,277,353	6,316	180,510	3,458,252
Loans acquired with deteriorated credit quality	135,914	100,223	5,373	16,909	249	—	258,668
Total loans and leases	$1,276,542	$711,822	$278,657	$1,331,565	$6,565	$180,510	$3,785,661

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

The Company decreased the allowance for loan and lease losses by $11.3 million for the year ended December 31, 2021. The Company increased the allowance for loan and lease losses by $34.4 million, and $6.7 million for the years ended December 31, 2020 and 2019, respectively. For acquired impaired loans, the Company decreased the allowance for loan and lease losses by $3.3 million for the year ended December 31, 2021, and increased the allowance for loan and lease losses by $3.7 million, $41,000 for the year ended December 31, 2020, and 2019, respectively.

For loans individually evaluated for impairment, the Company decreased the allowance for loan and lease losses by $2.9 million year ended December 31, 2021, and increased the allowance for loan and lease losses by $13.3 million, and $4.0 million for the years ended December 31, 2020, and 2019, respectively. For loans collectively evaluated for impairment, the Company decreased the allowance for loan and lease losses by $5.1 million year ended December 31, 2021, and increased the allowance for loan and lease losses by $17.5 million, and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2021, 2020, and 2019, which excludes acquired impaired loans:

2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$17,233	$19,252	$—	$26,041	$1,262
Residential real estate	1,802	1,919	—	2,647	123
Commercial and industrial	16,624	19,148	—	16,808	923
With an allowance recorded
Commercial real estate	17,818	20,117	6,538	26,575	1,563
Residential real estate	—	—	—	164	2
Commercial and industrial	19,446	21,198	14,500	27,251	2,114
Total impaired loans	$72,923	$81,634	$21,038	$99,486	$5,987

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—	$23,938	$1,835
Residential real estate	1,558	1,644	—	1,627	59
Construction, land development, and other land	—	—	—	2,238	220
Commercial and industrial	17,944	19,917	—	16,359	989
With an allowance recorded
Commercial real estate	13,696	14,919	5,034	13,022	1,023
Residential real estate	272	274	78	413	21
Commercial and industrial	29,412	32,018	18,848	21,354	2,217
Total impaired loans	$95,355	$103,564	$23,960	$78,951	$6,364

2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$16,556	$19,808	$—	$11,218	$1,257
Residential real estate	2,165	2,253	—	2,285	192
Construction, land development, and other land	2,644	3,000	—	220	191
Commercial and industrial	19,211	20,398	—	14,137	1,487
With an allowance recorded
Commercial real estate	9,840	10,691	2,614	8,863	711
Residential real estate	233	233	124	195	7
Commercial and industrial	18,092	19,285	7,952	14,989	1,010
Total impaired loans	$68,741	$75,668	$10,690	$51,907	$4,855

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of December 31, 2021 and 2020:

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,397,228	$406,948	$286,434	$1,341,826	$123,712	$1,123	$354,380	$3,911,651
Watch	123,248	19,062	31,768	177,638	—	81	1,992	353,789
Special Mention	37,340	3,118	5,885	21,586	—	—	1,609	69,538
Substandard	35,772	1,985	—	36,897	—	—	348	75,002
Doubtful	—	—	—	—	—	—	97	97
Loss	—	—	—	—	—	—	—	—
Total	$1,593,588	$431,113	$324,087	$1,577,947	$123,712	$1,204	$358,426	$4,410,077

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,064,623	$463,103	$180,458	$1,027,399	$517,815	$1,706	$222,818	$3,477,922
Watch	134,381	22,086	46,162	225,930	—	96	47	428,702
Special Mention	60,022	3,795	—	56,784	—	—	2,721	123,322
Substandard	54,160	4,447	—	48,609	—	1	955	108,172
Doubtful	—	—	—	—	—	—	600	600
Loss	—	—	—	—	—	—	—	—
Total	$1,313,186	$493,431	$226,620	$1,358,722	$517,815	$1,803	$227,141	$4,138,718

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category as of December 31, 2021 and 2020:

2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,185	$2,361	$—	$12,751	$20,297	$1,573,291	$1,593,588
Residential real estate	14,282	852	—	1,450	16,584	414,529	431,113
Construction, land development, and other land	5,885	—	—	—	5,885	318,202	324,087
Commercial and industrial	2,479	1,097	—	8,600	12,176	1,565,771	1,577,947
Paycheck Protection Program	—	—	—	—	—	123,712	123,712
Installment and other	3	35	—	—	38	1,166	1,204
Lease financing receivables	1,661	251	—	329	2,241	356,185	358,426
Total	$29,495	$4,596	$—	$23,130	$57,221	$4,352,856	$4,410,077

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments (continued)

2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$1,544	$4,194	$—	$15,969	$21,707	$1,291,479	$1,313,186
Residential real estate	1,686	—	—	1,929	3,615	489,816	493,431
Construction, land development, and other land	—	—	—	—	—	226,620	226,620
Commercial and industrial	4,521	1,290	—	21,936	27,747	1,330,975	1,358,722
Paycheck Protection Program	—	—	—	—	—	517,815	517,815
Installment and other	6	—	—	1	7	1,796	1,803
Lease financing receivables	996	376	—	1,268	2,640	224,501	227,141
Total	$8,753	$5,860	$-	$41,103	$55,716	$4,083,002	$4,138,718

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of December 31, 2021, 2020, and 2019. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,703	$1,703	$—	$215
Commercial and industrial	1	56	56	—	131
Residential real estate	2	168	168	—	—
Total accruing	8	1,927	1,927	—	346
Non-accruing:
Commercial real estate	4	1,034	918	116	111
Commercial and industrial	3	1,745	588	1,157	—
Total non-accruing	7	2,779	1,506	1,273	111
Total troubled debt restructurings	15	$4,706	$3,433	$1,273	$457

2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate	4	1,609	1,362	247	102
Commercial and industrial	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441

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

There was no commitment outstanding on troubled debt restructurings at December 31, 2021 and 2020, and a $500,000 commitment outstanding on troubled debt restructurings at December 31, 2019.

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019
Accruing:
Beginning balance	$2,495	$1,771	$1,813
Additions	281	818	113
Net payments	(636)	(1,598)	(940)
Net transfers (to) from non-accrual	(213)	1,504	785
Ending balance	1,927	2,495	1,771
Non-accruing:
Beginning balance	5,650	8,800	7,314
Additions	673	5,771	5,254
Net payments	(3,671)	(2,087)	(2,310)
Charge-offs	(1,359)	(5,330)	(673)
Net transfers (to) from accrual	213	(1,504)	(785)
Ending balance	1,506	5,650	8,800
Total troubled debt restructurings	$3,433	$8,145	$10,571

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the year ended December 31, 2021. Troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the years ended December 31, 2020, and 2019 had a recorded investment of $36,000, and $348,000, respectively.

The following table presents the change in balance for reserve for unfunded commitments as of December 31, 2021, 2020 and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019
Beginning balance	$1,887	$1,159	$1,239
Provision/(recapture) for/of unfunded commitments	(484)	728	(80)
Ending balance	$1,403	$1,887	$1,159

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 7—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Beginning balance	$22,042	$19,471	$19,693
Additions, net	8,360	7,522	6,417
Changes in fair value	(6,658)	(4,951)	(6,639)
Ending balance	$23,744	$22,042	$19,471

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2021 and 2020:

	2021	2020
Loan portfolios serviced for:
SBA guaranteed loans	$1,510,375	$1,395,713
USDA guaranteed loans	183,026	135,543
Total	$1,693,401	$1,531,256

Loan servicing revenue totaled $12.7 million, $11.3 million, and $10.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $6.7 million, $5.0 million, and $6.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Note 8—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Beginning balance	$6,350	$9,896	$5,041
Acquisition of OREO through business combination	—	—	2,201
Net additions to OREO	571	150	5,910
Proceeds from sales of OREO	(4,285)	(2,313)	(3,173)
Gains (losses) on sales of OREO	390	(39)	428
Valuation adjustments	(914)	(1,344)	(511)
Ending balance	$2,112	$6,350	$9,896

At December 31, 2021 and 2020 the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process is $2.5 million and $3.3 million, respectively.

There were no internally financed sales of OREO for the year ended December 31, 2021 or 2020, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2021 and 2020 and were as follows:

	2021	2020
Premises	$43,785	$55,704
Furniture, fixtures and equipment	15,369	17,806
Leasehold improvements	5,843	4,984
Total cost	64,997	78,494
Less accumulated depreciation and amortization and impairment	(33,141)	(33,967)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	31,856	44,527
Construction in progress	355	682
Land	30,337	41,519
Premises and equipment, net	$62,548	$86,728

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2021, 2020 and 2019 was $6.0 million, $6.5 million and $6.4 million, respectively. Refer to Note 10—Leases for additional discussion related to operating lease commitments.

During 2019, two branches were closed and transferred to assets held for sale and two former branch locations were sold. In 2020, 15 branches were closed and consolidated and one piece of vacant land and two additional branches were transferred to assets held for sale and one former branch location was sold. During 2021, two branches were removed from retail operations but remain open as lending offices. Additionally, one piece of vacant land, one piece of vacant land/vacant single-family residence and eight branches were transferred to assets held for sale. One piece of vacant land/vacant single-family residence and 10 former branch locations were sold.

During the year ended December 31, 2021, impairment losses of $2.2 million were recognized on premises and are reflected in other non-interest expense.

Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Beginning balance	$13,023	$15,362	$14,489
Transfers in	16,870	3,863	2,733
Proceeds from sales	(9,040)	(1,434)	(1,373)
Net gains on sales	632	1	82
Impairment loss	(12,332)	(4,769)	(569)
Ending balance	$9,153	$13,023	$15,362

Note 10—Leases

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Leases (continued)

The Company uses its incremental borrowing rate at leases commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At December 31, 2021, the weighted average discount borrowing rate was 0.99% and the weighted average remaining life of operating leases was 6.0 years.

During the year ended December 31, 2021, impairment losses of $1.9 million were recognized on Operating lease right-of-use asset and are reflected in other non-interest expense.

The following table presents components of total lease costs included as a component of occupancy expense on the Consolidated Statement of Operations for the years ended December 31, 2021:

December 31, 2021
Operating lease cost	3,461
Short-term lease cost	160
Variable lease cost	1,819
Less: Sublease income	(653)
Total lease cost, net	$4,787

The future minimum lease payments for finance leases and operating leases, subsequent to December 31, 2021, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2022	$4,259
2023	3,028
2024	2,824
2025	2,141
2026	1,719
Thereafter	2,365
Total	$16,336
Imputed interest	$(707)
Present value of future minimum lease payments	$15,629

The Company’s rental expenses for the year ended December 31, 2021, 2020 and 2019 were $5.4 million $7.9 million, and $5.8 million, respectively. For the year ended December 31, 2021, 2020 and 2019, the Company received $653,000 and $727,000, and $752,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2026. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2021. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791	$128,177	$30,360	$3,059
Additions	—	—	—	—	—	—	20,176	6,220	—
Amortization or accretion	—	(6,805)	(268)	—	(7,302)	(322)	—	(7,469)	(268)
Ending balance	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791
Accumulated amortization or accretion	N/A	$40,462	$1,015	N/A	$33,657	$747	N/A	$26,355	$425
Weighted average remaining amortization or accretion period	N/A	4.8 Years	8.3 Years	N/A	5.6 Years	9.3 Years	N/A	6.5 Years	10.4 Years

During 2019, the Company added additional goodwill and core deposit intangible assets in conjunction with the Oak Park River Forest acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2021:

Estimated Amortization
2022	$6,386
2023	4,336
2024	2,286
2025	1,721
2026	1,157
Thereafter	1,319
Total	$17,205

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Current tax expense:
Federal	$21,605	$21,286	$18,976
State and local	9,882	2,015	2,199
Total current tax expense	31,487	23,301	21,175
Deferred tax expense (benefit):
Federal	2,966	(10,713)	(3,676)
State and local	(3,026)	1,612	2,794
Total deferred tax benefit	(60)	(9,101)	(882)
Provision for income taxes	$31,427	$14,200	$20,293

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2021, 2020 and 2019, and the effective tax rate:

	2021	2020	2019
Calculated tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	5.4	7.3	5.6
Tax exempt income	(0.9)	(1.3)	(0.5)
Share-based compensation	(0.2)	0.3	(0.1)
Non-deductible expenses	—	0.2	0.3
Total income tax expense	25.3%	27.5%	26.3%

Net deferred tax assets increased to $50.3 million at December 31, 2021 compared to $40.2 million at December 31, 2020.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Income Taxes (continued)

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Net operating losses and tax credits	$22,338	$21,510
Interest on non-accrual loans	2,651	2,250
Allowance for loan and lease losses and loan basis	17,570	25,714
Servicing assets	2,970	4,001
Deposits	—	20
Premises and equipment	1,837	—
Other real estate owned	329	433
Net unrealized holding losses on cash flow hedges	—	117
Net unrealized holding loss on securities available-for-sale	3,239	—
Accrued expenses	4,816	3,877
Other	4,502	1,937
Total deferred tax assets	60,252	59,859
Deferred tax liabilities:
Premises and equipment	—	(375)
Core deposit intangibles	(4,668)	(6,760)
Trust preferred securities	(2,196)	(2,380)
Net unrealized holding gain on securities available-for-sale	—	(8,015)
Net unrealized holding gain on cash flow hedges	(1,049)	—
Other	(2,010)	(2,148)
Total deferred tax liabilities	(9,923)	(19,678)
Net deferred tax assets	$50,329	$40,181

	2021	2020
NOL carryforwards available to offset future taxable income:
Federal gross NOL carryforwards - begin to expire in 2030	$9,072	$9,828
Federal gross NOL carryforwards - with no expiration	2,216	2,997
Illinois gross NLD carryforwards - begin to expire in 2031	266,061	250,723

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss (“NOL”) and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated annual limitations on the utilization of tax attributes, including net operating loss carryforwards. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization. In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. These Federal net operating losses acquired in connection with the Oak Park River Forest acquisition have no expiration.

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

During the second quarter 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2021, 2022, and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2031 to December 31, 2038.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2018 and state income tax examinations for years before 2017.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2021 and 2020:

	2021	2020
Paycheck Protection Program Liquidity Facility	$—	$371,907
Federal Home Loan Bank advances	490,000	234,000
Securities sold under agreements to repurchase	29,723	41,994
Line of credit	—	—
Total	$519,723	$647,901

On April 21, 2020, the Bank entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the terms of the PPPLF, the Bank pledges loans originated under the PPP to the Federal Reserve Bank of Chicago as collateral for available advances under the PPPLF. Advances under the PPPLF will be an amount equal to the aggregate principal amount of PPP loans pledged by Byline Bank, carry an interest rate of 35 basis points and mature on the maturity date of the PPP loans pledged as collateral for the advance. As of December 31, 2021, the PPPLF had been repaid and carried no balance.

Byline Bank has the capacity to borrow funds from the discount window of the FRB. As of December 31, 2021, and December 31, 2020, there were no outstanding advances under the FRB discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5 – Loan and Lease Receivables for additional discussion.

At December 31, 2021, fixed-rate advances totaled $230.0 million, with interest rates ranging from 0.00% to 0.22% and maturities ranging from February 2022 to May 2022. Total variable rate advances were $260.0 million at December 31, 2021, with an interest rate of 0.33% that may reset daily, and mature in February 2022. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion. subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 7, 2022. The amended revolving line of credit bears interest at either LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2021 and December 31, 2020, the line of credit had no outstanding balance.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 22—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of December 31, 2021 and 2020:

	2021	2020
Federal Home Loan Bank line	$1,883,349	$2,016,212
Federal Reserve Bank of Chicago discount window line	602,962	874,677
Available federal funds lines	115,000	115,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 14—Deposits

The following is a summary of the Company’s deposits as of December 31, 2021 and 2020:

	2021	2020
Non-interest-bearing demand deposits	$2,158,420	$1,762,676
Interest-bearing checking accounts	572,426	494,424
Money market demand accounts	1,106,272	1,142,709
Other savings	638,218	564,700
Time deposits (below $250,000)	532,589	600,810
Time deposits ($250,000 and above)	147,122	186,712
Total deposits	$5,155,047	$4,752,031

There were no brokered deposits included in Time deposits of $250,000 or more at December 31, 2021 and $35.0 million at December 31, 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2022	$605,648
2023	46,142
2024	13,209
2025	4,912
2026 and thereafter	9,800
Total	$679,711

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15—Subordinated Notes and Junior Subordinated Debentures

During 2020, the Company issued $75.0 million in aggregate principal amount of its fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that are being amortized over 10 years.

As of December 31, 2021 and 2020, the liability outstanding relating to the subordinated notes, net of unamortized debt issuance costs, was $73.5 million and $73.3 million, respectively. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the FRB to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

At December 31, 2021 and 2020, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2021	Aggregate Principal Amount 2020	Stated Maturity	Contractual Rate at December 31, 2021	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.01%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	1.98%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(8,094)	(8,549)
Total liability, at carrying value	$36,906	$36,451

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (3.01% and 3.02% at December 31, 2021 and 2020, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $45,000 as of December 31, 2021 and 2020.

As part of our acquisition of First Evanston Bancorp, Inc. ("First Evanston") in 2018, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Refer to Note 3—Acquisition of a Business for additional information. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (1.98% and 2.00% at December 31, 2021 and 2020, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $9,000 as of December 31, 2021 and 2020.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16— Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2021, 2020, and 2019. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $2.6 million during the year ended December 31, 2021 and, $2.5 million during the years ended December 31, 2020, and 2019.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company has issued 125,691 shares in connection with the ESPP, leaving 74,309 available at December 31, 2021. The Company recognized $401,000, $81,000, and $190,000 of compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Operating lease commitments—Refer to Note 10—Leases for additional information on operating lease commitments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2021 and 2020:

	2021			2020
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$176,014	$1,578,405	$1,754,419	$106,183	$1,261,872	$1,368,055
Letters of credit	599	58,543	59,142	652	58,120	58,772
Total	$176,613	$1,636,948	$1,813,561	$106,835	$1,319,992	$1,426,827

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2021 and 2020:

		Fair Value Measurements Using
2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$18,476	$18,476	$—	$—
U.S. Government agencies	139,390	—	139,390	—
Obligations of states, municipalities, and political subdivisions	89,636	—	89,636
Mortgage-backed securities; residential
Agency	743,656	—	743,656	—
Non-Agency	145,236	—	145,236	—
Mortgage-backed securities; commercial
Agency	213,551	—	213,551	—
Corporate securities	67,346	—	67,346	—
Asset-backed securities	37,251	—	37,251	—
Equity and other securities, at fair value
Mutual funds	4,880	4,880	—	—
Equity securities	5,698	—	5,012	686
Servicing assets	23,744	—	—	23,744
Derivative assets	13,375	—	13,375	—
Financial liabilities
Derivative liabilities	9,665	—	9,665	—

		Fair Value Measurements Using
2020	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$23,812	$23,812	$—	$—
U.S. Government agencies	113,551	—	113,551	—
Obligations of states, municipalities, and political subdivisions	142,419	—	142,419	—
Mortgage-backed securities; residential
Agency	778,391	—	778,391	—
Non-Agency	32,981	—	32,981	—
Mortgage-backed securities; commercial
Agency	250,152	—	250,152	—
Non-Agency	—	—	-	—
Corporate securities	60,768		60,768	—
Asset-backed securities	45,156	—	45,156	—
Equity and other securities, at fair value
Mutual funds	2,983	2,983
Equity securities	5,781	—	5,096	685
Servicing assets	22,042	—	—	22,042
Derivative assets	17,149	—	17,149	—
Financial liabilities
Derivative liabilities	18,133	—	18,133	—

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

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended
	December 31,
	2021	2020	2021	2020
	Investment Securities		Servicing Assets
Balance, beginning of period	$685	$700	$22,042	$19,471
Additions, net	—	—	8,360	7,523
Maturities	—	—	—	—
Change in fair value	1	(15)	(6,658)	(4,952)
Balance, end of period	$686	$685	$23,744	$22,042

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2021:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.2%—6.4%	4.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.5%—31.8%	13.7%	Decrease
		Discount rate	(1.5)%—51.2%	10.0%	Decrease
		Expected weighted average loan life	0.1—9.4 years	3.9 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18— Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of December 31, 2021 and 2020:

		Fair Value Measurements Using
2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$28,513	$—	$—	$28,513
Residential real estate	1,802	—	—	1,802
Commercial and industrial	21,570	—	—	21,570
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,112	—	—	2,112

		Fair Value Measurements Using
2020	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$41,135	$—	$—	$41,135
Residential real estate	1,752	—	—	1,752
Commercial and industrial	28,508	—	—	28,508
Assets held for sale	13,023	—	—	13,023
Other real estate owned	6,350	—	—	6,350

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

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2021 and 2020 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

	Fair Value	2021		2020
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$35,247	$35,247	$41,432	$41,432
Interest bearing deposits with other banks	2	122,684	122,684	41,988	41,988
Securities held-to-maturity	2	3,885	3,992	4,395	4,573
Other restricted stock	2	22,002	22,002	10,507	10,507
Loans held for sale	3	64,460	69,081	7,924	8,848
Loans and lease receivables, net (less impaired loans at fair value $72,923 and $95,355, as of December 31, 2021 and 2020, respectively )	3	4,430,231	4,428,509	4,202,793	4,205,906
Accrued interest receivable	3	18,875	18,875	20,678	20,678
Financial liabilities
Non-interest-bearing deposits	2	2,158,420	2,158,420	1,762,676	1,762,676
Interest-bearing deposits	2	2,996,627	2,997,026	2,989,355	2,990,735
Accrued interest payable	2	262	262	1,478	1,478
Paycheck Protection Program Liquidity Facility	2	—	—	371,907	371,907
Federal Home Loan Bank advances	2	490,000	490,000	234,000	234,000
Securities sold under repurchase agreement	2	29,723	29,723	41,994	41,994
Subordinated notes	2	73,517	81,744	73,342	76,627
Junior subordinated debentures	3	36,906	40,901	36,451	40,543

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2021, there were 689,485 shares available for future grants under the Omnibus Plan.

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

During 2021, the Company granted 318,886 shares of restricted common stock, par value $0.01 per share. Of this total, 124,502 restricted shares will vest ratably over four years on each anniversary of the grant date, 43,555 restricted shares will vest ratably over three years on each anniversary of the grant date, 9,141 restricted shares will cliff vest on the third anniversary of the grant date, and 109,475 restricted shares will vest ratably over three years on the last business day of 2021, 2022 and 2023, all subject to continued employment. A total of 130 shares have vested.

In addition, 32,083 performance-based restricted shares were granted. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2023, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the year ended December 31, 2021:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2021	383,539	$18.75
Granted	318,886	19.57
Vested	(148,577)	19.35
Forfeited	(11,328)	20.40
Ending balance outstanding at December 31, 2021	542,520	19.04

A total of 148,577, 113,264 and 48,491 restricted shares vested during the years ended December 31, 2021, 2020, and 2019 respectively. The fair value of restricted shares that vested during the years ended December 31, 2021, 2020 and 2019 were $3.4 million, $1.4 million and $900,000, respectively.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2021	2020	2019
Total share-based compensation - restricted stock	$4,018	$2,603	$1,965
Income tax benefit	1,108	725	547
Unrecognized compensation expense - restricted stock	6,991	4,998	4,616
Weighted-average amortization period remaining	2.2 years	2.2 years	2.6 years

The fair value of the unvested restricted stock awards at December 31, 2021 was $14.8 million.

During February 2022, the Company granted 286,679 shares of restricted common stock, par value $0.01 per share. Of this total, 165,177 restricted shares will vest ratably over four years on each anniversary of the grant date, 68,425 restricted shares will vest ratably over three years on each anniversary of the grant date and 10,589 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

In addition, 42,488 performance-based restricted shares were included in the February 2022 grant. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2024, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,337,048 shares remain outstanding under the BYB Plan as of December 31, 2021.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at December 31, 2021.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2021:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	1,390,579	$11.36	$5,724	4.4
Expired	—
Exercised	(53,531)	$14.02	$436
Forfeited	—
Ending balance outstanding at December 31, 2021	1,337,048	$11.26	$21,519	3.5
Exercisable at December 31, 2021	1,337,048	$11.26	$21,519	3.5

A total of 53,531, 19,496, and 127,997 stock options were exercised during the years ended December 31, 2021, 2020 and 2019, respectively. Proceeds from the exercise of stock options were $751,000, $253,000 and $1.9 million with a related tax benefit of $121,000, $39,000 and $145,000, for the years ended December 31, 2021, 2020 and 2019, respectively. No stock options vested during the year ended December 31, 2021.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Total share-based compensation (benefit) - stock options	$—	$7	$(106)
Income tax benefit (expense)	—	2	(29)
Unrecognized compensation expense - stock options	—	—	7
Weighted-average amortization period remaining	0.0 years	0.0 years	0.3 years

Pursuant to the terms of the Agreement and Plan of Merger with First Evanston and its subsidiaries, dated as of November 27, 2017 (the "Merger Agreement"), each outstanding First Evanston option held by a participant in the First Evanston Bancorp, Inc. Stock Incentive Plan (the “FEB Plan”) ceased to represent a right to acquire shares of First Evanston common stock and was assumed and converted automatically into a fully vested and exercisable adjusted option to purchase shares of Byline common stock (each an “Adjusted Option”). In accordance with the Merger Agreement, the number of shares of Byline common stock to which each such Adjusted Option relates is equal to the product (rounded down to the nearest whole share of Byline common stock) of: (a) the number of shares of First Evanston common stock subject to the First Evanston option immediately prior to May 31, 2018, multiplied by (b)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 19— Share-Based Compensation (continued)

4.725. Each Adjusted Option has an exercise price per share of Byline common stock equal to the quotient (rounded up to the nearest whole cent) of (x) the per share exercise price of such First Evanston option immediately prior to May 31, 2018, divided by (y) 4.725. The description of the conversion process is based on, and qualified by, the Merger Agreement.

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2021:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2021	233,630	$11.52	$918	3.3
Exercised	(62,366)	$11.31	$564
Forfeited	—
Expired	(567)	$10.59
Ending balance outstanding at December 31, 2021	170,697	$11.60	$2,688	3.4
Exercisable at December 31, 2021	170,697	$11.60	$2,688	3.4

A total of 62,366, 255,615, and 113,214 stock options were exercised during the years ended December 31, 2021, 2020 and 2019, respectively. Proceeds from the exercise of stock options were $705,000, $2.8 million and $1.3 million with a related tax benefit of $153,000, $219,000 and $253,000, for the years ended December 31, 2021, 2020 and 2019, respectively.

On April 30, 2019, the Company completed the acquisition of Oak Park River Forest. On May 15, 2019, the Company made a cash payment of $4.2 million for 35,870 outstanding Oak Park River Forest options to participants who elected to receive a cash payment in lieu of converting the options to the Omnibus plan.

Note 20— Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2021 and 2020, there were no material loans made to the related parties described above.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2021 and 2020.

Other—As of December 31, 2021 and 2020, there were no receivables outstanding from related parties.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Regulatory Capital Requirements (continued)

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered to be well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$830,262	14.70%	$451,903	8.00%	N/A	N/A
Bank	753,480	13.38%	450,470	8.00%	563,087	10.00%
Tier 1 capital to risk weighted assets:
Company	$698,846	12.37%	$338,927	6.00%	N/A	N/A
Bank	697,064	12.38%	337,852	6.00%	450,470	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$643,408	11.39%	$254,195	4.50%	N/A	N/A
Bank	697,064	12.38%	253,389	4.50%	366,007	6.50%
Tier 1 capital to average assets:
Company	$698,846	10.89%	$256,657	4.00%	N/A	N/A
Bank	697,064	10.87%	256,478	4.00%	320,597	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$774,522	16.18%	$383,069	8.00%	N/A	N/A
Bank	675,977	14.16%	381,775	8.00%	477,219	10.00%
Tier 1 capital to risk weighted assets:
Company	$639,564	13.36%	$287,302	6.00%	N/A	N/A
Bank	616,219	12.91%	286,331	6.00%	381,775	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$584,126	12.20%	$215,476	4.50%	N/A	N/A
Bank	616,219	12.91%	214,748	4.50%	310,192	6.50%
Tier 1 capital to average assets:
Company	$639,564	11.12%	$230,056	4.00%	N/A	N/A
Bank	616,219	10.72%	229,870	4.00%	287,337	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement at 6.70% and 5.38%, respectively, as of December 31, 2021.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2021 and 2020, the Company received $24.0 million and $7.5 million, respectively, in cash dividends from Byline Bank, primarily used to pay interest on the subordinated notes, subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s common and preferred stock, and other corporate expenses.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020:

	2021			2020
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$400,000	$4,140	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	439,876	9,235	(9,660)	383,410	17,149	(18,116)
Other credit derivatives	7,571	—	(5)	8,437	—	(17)
Total derivatives	$847,447	$13,375	$(9,665)	$391,847	$17,149	$(18,133)

Interest rate swaps designated as cash flow hedges— Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $400.0 million as of December 31, 2021. There were no cash flow hedges outstanding at December 31, 2020. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of December 31, 2021, the cash flow hedges aggregating $400.0 million in notional amounts are comprised of five forward starting pay fixed interest rate swaps, of which one for $100.0 million is effective in March 2022; one for $50.0 million is effective in September 2022; two totaling $200.0 million are effective in March 2023; and one for $50.0 million is effective May 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $199,000 as of December 31, 2021 and $304,000 as of December 31, 2020. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $148,000 and $85,000 during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company estimates $729,000 of the unrealized loss to be reclassified as an increase to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of December 31, 2021:

Notional amounts	$400,000
Derivative assets fair value	4,140
Derivative liabilities fair value	—
Weighted average maturity	4.9 years

The weighted average pay rates of the forward swaps are 0.98% and weighted average receive rates will be determined at the time the forward swaps become effective.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2021 and 2019:

	2021			2020
	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$4,140	$(148)	$—	$—	$(85)	$—

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

Other interest rate derivatives—The total combined notional amount was $439.9 million as of December 31, 2021, with maturities ranging from January 2022 to November 2031. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2021, 2020, and 2019, there were $912,000, $839,000, and $1.2 million of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of December 31, 2021:

Notional amounts	$439,876
Derivative assets fair value	9,235
Derivative liabilities fair value	9,660
Weighted average pay rates	4.17%
Weighted average receive rates	3.26%
Weighted average maturity	5.5 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $7.6 million and $8.4 million as of December 31, 2021 and 2020, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Other interest rate derivatives	$541	$(420)	$(351)
Other credit derivatives	12	(5)	67
Total	$553	$(425)	$(284)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Derivative Instruments and Hedge Activities (continued)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2021 and 2020:

	2021		2020
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$13,375	$(9,665)	$17,149	$18,133
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$13,375	$(9,665)	$17,149	$18,133
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(3,253)	3,253	—	—
Collateral posted	(10,122)	6,412	(17,149)	(18,133)
Net credit exposure	$—	$—	$—	$—

As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.7 million. The Company has posted $6.8 collateral related to these agreements as of December 31, 2021. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $3.3 million. For purposes of this disclosure, the amount of posted collateral by the counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 23—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2021	2020
ASSETS
Cash	$57,614	$82,799
Investment in banking subsidiary	877,900	825,351
Equity securities, at fair value	1,986	—
Other assets	10,039	7,561
Total assets	$947,539	$915,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$—	$—
Subordinated notes, net	73,517	73,342
Junior subordinated debentures issued to capital trusts, net	36,906	36,451
Accrued expenses and other liabilities	734	454
Stockholders' equity	836,382	805,464
Total liabilities and stockholders' equity	$947,539	$915,711

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2021	2020	2019
INCOME
Dividends from subsidiary	$24,000	$7,500	$13,500
Change in fair value of equity securities, net	110	—	—
Other noninterest income	—	(112)	—
Total income	24,110	7,388	13,500
EXPENSES
Interest expense	6,412	4,341	2,984
Other noninterest expense	1,814	1,453	1,768
Total expenses	8,226	5,794	4,752
Income before provision for income taxes and equity in undistributed income of subsidiary	15,884	1,594	8,748
Benefit for income taxes	(2,022)	(1,645)	(1,323)
Income before equity in undistributed income of subsidiary	17,906	3,239	10,071
Equity in undistributed income of subsidiary	74,879	34,228	46,931
Net income	$92,785	$37,467	$57,002

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,785	$37,467	$57,002
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(74,879)	(34,228)	(46,931)
Share-based compensation expense	4,018	2,579	1,673
Change in fair value of equity securities, net	(110)	—	—
Amortization of subordinated debt issuance cost	175	84	—
Loss on redemption of junior subordinated debentures	—	112	—
Accretion of junior subordinated debentures discount	455	505	566
Changes in other assets and other liabilities	(6,974)	(4,312)	(7,916)
Net cash provided by operating activities	15,470	2,207	4,394
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,876)	—	—
Net cash paid in acquisition of business	—	—	(6,554)
Net cash used in investing activities	(1,876)	—	(6,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	15,000	5,680
Repayments of revolving line of credit	—	(15,000)	(11,335)
Repayments of junior subordinated debentures	—	(1,500)	—
Dividends paid on preferred stock	(783)	(783)	(783)
Dividends paid on common stock	(11,269)	(5,711)	—
Proceeds from subordinated notes	—	73,258	—
Proceeds from issuance of common stock, net	2,140	3,626	3,726
Repurchase of common stock	(28,867)	(1,668)	—
Net cash provided by (used in) financing activities	(38,779)	67,222	(2,712)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,185)	69,429	(4,872)
CASH AND CASH EQUIVALENTS, beginning of period	82,799	13,370	18,242
CASH AND CASH EQUIVALENTS, end of period	$57,614	$82,799	$13,370

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,507,745, 1,624,209, and 1,921,244 shares of common stock were outstanding as of December 31, 2021, 2020, and 2019, respectively. There were 542,520, 383,539, and 328,653 restricted stock awards outstanding at December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and December 31, 2019 there were no stock options outstanding excluded from the calculation of diluted earnings per common share for anti-dilutive purposes. At December 31, 2020, there were 50,000 stock options outstanding which were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. There were no non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as of December 31, 2021, 2020 or 2019.

	Years ended December 31,
	2021	2020	2019
Net income	$92,785	$37,467	$57,002
Less: Dividends on preferred shares	783	783	783
Net income available to common stockholders	$92,002	$36,684	$56,219
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,609,723	38,031,250	37,290,486
Incremental shares	759,344	281,358	695,977
Weighted-average common stock outstanding (dilutive)	38,369,067	38,312,608	37,986,463
Basic earnings per common share	$2.45	$0.96	$1.51
Diluted earnings per common share	$2.40	$0.96	$1.48

Note 25—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2021 and 2020 is as follows:

	2021	2020
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value per share	$0.01	$0.01
Liquidation preference per share	1,000	1,000
Shares authorized	50,000	50,000
Shares issued	10,438	10,438
Shares outstanding	10,438	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,203,747	38,736,540
Shares outstanding	37,713,903	38,618,054
Treasury shares	1,489,844	118,486

During 2016, the Company authorized and issued Series B 7.50% fixed-to-floating non-voting, noncumulative perpetual preferred stock with a liquidation preference of $1,000 per share, plus the amount of unpaid dividends, if any, which is redeemable at the Company’s option on or after March 31, 2022. Holders of Series B Preferred Stock do not have any rights to convert such stock into shares of any other class of capital stock of the Company. To the extent declared by the Company’s Board of Directors, holders of Series B Preferred Stock are entitled to receive a fixed dividend of 7.50% per annum from the original issue date through December 30, 2021, after which any dividends declared accrue at a floating rate of three-month LIBOR plus 5.41% per annum.

The Series B Preferred Stock is included in Tier 1 capital for regulatory capital purposes and is redeemable at the option of the Company at a redemption price equal to the liquidation preference of $1,000 per share, plus any declared and unpaid dividends (i) in whole or part on any dividend payment date on or after March 31, 2022, and (ii) in whole but not in part prior to March 31, 2022, within 90 days following a regulatory event, as defined in the Certificate of Designations of the Series B Preferred Stock. The Company may be required to receive approval of the FRB prior to any redemption of the Series B Preferred Stock.

For the years ended December 31, 2021, and 2020 the Company declared and paid dividends on the Series B Preferred Stock of $783,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 25—Stockholders’ Equity (continued)

Total cash dividends declared and paid on the Company’s common stock during the year ended December 31, 2021 were $11.4 million, or $0.30 per share, an increase of 150.0% per share from $4.6 million, or $0.12 per share, for the year ended December 31, 2020. In December 2019, the Company’s Board of Directors declared the first cash dividend on the common stock, and for the year ended December 31, 2019, cash dividends declared and paid totaled $1.1 million, or $0.03 per share.

On February 15, 2022, the Company gave notice of its intention to redeem all of its outstanding shares of the Series B Preferred Stock (the “Preferred Stock Redemption”). The Preferred Stock Redemption is in accordance with the terms of the Certificate of Designations of the Series B Preferred Stock dated as of June 16, 2017 (the “Certificate of Designation”). There are 10,438 shares of Series B Preferred Stock currently outstanding. The redemption date for the Series B Preferred Stock is March 31, 2022 (the “Redemption Date”). Under the Certificate of Designations, the per share redemption price will be the liquidation preference of $1,000 per share plus an amount equal to any declared and unpaid dividends thereon for any prior dividend period (the “Redemption Price”). Holders of the Series B Preferred Stock will have no further rights as stockholders of the Company and in lieu thereof will have only the right to receive the Redemption Price, without interest, after the Redemption Date.

On December 10, 2020, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and on July 27, 2021, the Company's Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, the Company is authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 2.8% of the Company’s outstanding common stock at December 31, 2021. The program will be in effect until December 31, 2022 unless terminated earlier.

The Company purchased 1,331,708 shares at a cost of $28.9 million under this program during the year ended December 31, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On November 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. Under this stock repurchase program that terminated on December 31, 2020, the Company purchased 118,486 shares of the 1,250,000 total shares authorized for repurchase under that program at a cost of $1.7 million during the year ended December 31, 2020.

On January 25, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on February 22, 2022, to stockholders of record of the Company’s common stock as of February 8, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$4,763	$(14,261)	$(9,498)
Cumulative-effect adjustment (ASU 2016-01)	—	(1,440)	(1,440)
Other comprehensive income (loss), net of tax	(5,129)	15,367	10,238
Balance, December 31, 2019	(366)	(334)	(700)
Other comprehensive income, net of tax	61	18,686	18,747
Balance, December 31, 2020	(305)	18,352	18,047
Other comprehensive income (loss), net of tax	3,122	(29,471)	(26,349)
Balance, December 31, 2021	$2,817	$(11,119)	$(8,302)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the specified criteria.

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

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Stockholder Nominating Procedures: The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee: The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers and Directors required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2021, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	542,520	N/A	689,485
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	1,337,048	$11.26	—
First Evanston Option Exchange	170,697	$11.60	—
Total	2,050,265		689,485
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item will be included in and is incorporated herein by reference from the 2022 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
(1) Financial Statements

See Index to Consolidated Financial Statements on page 63

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

10.2	Employment Agreement with Lindsay Corby (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 8,2019 and incorporated herein by reference)†

10.3	Employment Agreement with Roberto R. Herencia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on February 22, 2021 and incorporated herein by reference)†

10.4	Employment Agreement with Thomas Abraham, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on April 20, 2021 and incorporated herein by reference) †

10.5

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.6

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.7

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.8

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan IPO Restricted Share Award Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.9

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.10

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.11

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 13, 2018 and incorporated herein by reference)†

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2021 and incorporated herein by reference)†

10.13

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.14

First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 15, 2020 and incorporated herein by reference)

10.15

First Amendment to First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 13, 2021 and incorporated herein by reference)

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

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

BYLINE BANCORP, INC.

Date: March 7, 2022	By:	/s/ Roberto R. Herencia
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

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	March 7, 2022
Roberto R. Herencia

/s/ Lindsay Corby	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 7, 2022
Lindsay Corby

/s/ Alberto J. Paracchini	Director and President	March 7, 2022
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	March 7, 2022
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	March 7, 2022
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	March 7, 2022
Steven P. Kent

/s/ William G. Kistner	Director	March 7, 2022
William G. Kistner

/s/ Antonio del Valle Perochena	Director	March 7, 2022
Antonio del Valle Perochena

/s/ Steven M. Rull	Director	March 7, 2022
Steven M. Rull