Form 10-Q
period 2022-03-31
BYLINE BANCORP, INC.
filed 2022-05-06
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,798,160 shares outstanding as of May 2, 2022

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$48,015	$35,247
Interest bearing deposits with other banks	105,564	122,684
Cash and cash equivalents	153,579	157,931
Equity and other securities, at fair value	10,677	10,578
Securities available-for-sale, at fair value	1,369,368	1,454,542
Securities held-to-maturity, at amortized cost (fair value at March 31, 2022—$3,906, December 31, 2021 —$3,992)	3,882	3,885
Restricted stock, at cost	13,977	22,002
Loans held for sale	39,520	64,460
Loans and leases:
Loans and leases	4,789,068	4,537,128
Allowance for loan and lease losses	(59,458)	(55,012)
Net loans and leases	4,729,610	4,482,116
Servicing assets, at fair value	24,497	23,744
Premises and equipment, net	62,281	62,548
Other real estate owned, net	2,221	2,112
Goodwill and other intangible assets, net	163,962	165,558
Bank-owned life insurance	80,604	80,039
Deferred tax assets, net	67,335	50,329
Accrued interest receivable and other assets	113,123	116,328
Total assets	$6,834,636	$6,696,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,281,612	$2,158,420
Interest-bearing deposits	3,248,490	2,996,627
Total deposits	5,530,102	5,155,047
Other borrowings	311,450	519,723
Subordinated notes, net	73,560	73,517
Junior subordinated debentures issued to capital trusts, net	37,011	36,906
Accrued interest payable and other liabilities	93,842	74,597
Total liabilities	6,045,965	5,859,790
STOCKHOLDERS’ EQUITY
Preferred stock	—	10,438
Common stock	388	387
Additional paid-in capital	595,006	593,753
Retained earnings	290,397	271,676
Treasury stock, at cost	(40,732)	(31,570)
Accumulated other comprehensive loss, net of tax	(56,388)	(8,302)
Total stockholders’ equity	788,671	836,382
Total liabilities and stockholders’ equity	$6,834,636	$6,696,172

	March 31, 2022		December 31, 2021
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	—	39,534,816	10,438	39,203,747
Shares outstanding	—	37,811,582	10,438	37,713,903
Treasury shares	—	1,723,234	—	1,489,844

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$55,426	$53,808
Interest on securities	6,155	6,089
Other interest and dividend income	237	262
Total interest and dividend income	61,818	60,159
INTEREST EXPENSE
Deposits	1,087	1,421
Other borrowings	395	502
Subordinated notes and debentures	1,600	1,596
Total interest expense	3,082	3,519
Net interest income	58,736	56,640
PROVISION FOR LOAN AND LEASE LOSSES	4,995	4,367
Net interest income after provision for loan and lease losses	53,741	52,273
NON-INTEREST INCOME
Fees and service charges on deposits	1,884	1,664
Loan servicing revenue	3,380	2,769
Loan servicing asset revaluation	(1,231)	(1,505)
ATM and interchange fees	1,049	1,012
Net realized gains on securities available-for-sale	—	1,462
Change in fair value of equity securities, net	(151)	(206)
Net gains on sales of loans	10,827	8,319
Wealth management and trust income	1,048	768
Other non-interest income	2,620	1,459
Total non-interest income	19,426	15,742
NON-INTEREST EXPENSE
Salaries and employee benefits	28,959	21,806
Occupancy and equipment expense, net	5,128	5,779
Impairment charge on assets held for sale	—	604
Loan and lease related expenses	(891)	951
Legal, audit and other professional fees	2,600	2,214
Data processing	3,186	2,755
Net loss recognized on other real estate owned and other related expenses	54	621
Other intangible assets amortization expense	1,596	1,749
Other non-interest expense	3,923	2,363
Total non-interest expense	44,555	38,842
INCOME BEFORE PROVISION FOR INCOME TAXES	28,612	29,173
PROVISION FOR INCOME TAXES	6,301	7,375
NET INCOME	22,311	21,798
Dividends on preferred shares	196	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,115	$21,602
EARNINGS PER COMMON SHARE
Basic	$0.60	$0.57
Diluted	$0.58	$0.56

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Net income	$22,311	$21,798
Securities available-for-sale
Unrealized holding losses arising during the period	(83,843)	(40,131)
Reclassification adjustments for net gains included in net income	—	(1,462)
Tax effect	22,747	11,582
Net of tax	(61,096)	(30,011)
Cash flow hedges
Unrealized holding gains arising during the period	17,643	4,992
Reclassification adjustments for net losses included in net income	210	21
Tax effect	(4,843)	(1,396)
Net of tax	13,010	3,617
Total other comprehensive loss	(48,086)	(26,394)
Comprehensive loss	$(25,775)	$(4,596)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2021	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	21,798	—	—	21,798
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,394)	(26,394)
Issuance of common stock upon exercise of stock options	—	—	55,908	1	750	—	—	—	751
Restricted stock activity, net	—	—	274,739	—	—	—	(244)	—	(244)
Issuance of common stock in connection with employee stock purchase plan	—	—	25,894	—	515	—	—	—	515
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,315)	—	—	(2,315)
Repurchase of common stock	—	—	(332,744)	—	—	—	(6,363)	—	(6,363)
Share-based compensation expense	—	—	—	—	779	—	—	—	779
Balance, March 31, 2021	10,438	$10,438	38,641,851	$385	$589,209	$210,385	$(8,275)	$(8,347)	$793,795
Net income	—	—	—	—	—	28,492	—	—	28,492
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8,524	8,524
Issuance of common stock upon exercise of stock options	—	—	11,031	—	135	—	—	—	135
Restricted stock activity, net	—	—	(19,166)	—	—	—	(344)	—	(344)
Cash dividends declared on preferred stock	—	—	—	—	—	(195)	—	—	(195)
Cash dividends declared on common stock ($0.06 per share)	—	—	—	—	—	(2,319)	—	—	(2,319)
Repurchase of common stock	—	—	(538,744)	—	—	—	(12,093)	—	(12,093)
Share-based compensation expense	—	—	—	—	1,078	—	—	—	1,078
Balance, June 30, 2021	10,438	$10,438	38,094,972	$385	$590,422	$236,363	$(20,712)	$177	$817,073
Net income	—	—	—	—	—	25,306	—	—	25,306
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,691)	(5,691)
Issuance of common stock upon exercise of stock options	—	—	25,866	—	283	—	—	—	283
Restricted stock activity, net	—	—	12,879	1	(1)	—	(38)	—	(38)
Issuance of common stock in connection with employee stock purchase plan	—	—	16,590	—	408	—	—	—	408
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,396)	—	—	(3,396)
Repurchase of common stock			(460,220)	—	—	—	(10,411)	—	(10,411)
Share-based compensation expense	—	—	—	—	1,080	—	—	—	1,080
Balance, September 30, 2021	10,438	$10,438	37,690,087	$386	$592,192	$258,077	$(31,161)	$(5,514)	$824,418
Net income	—	—	—	—	—	17,189	—	—	17,189
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,788)	(2,788)
Issuance of common stock upon exercise of stock options	—	—	23,092	—	187	—	100	—	287
Restricted stock activity, net	—	—	(9,994)	—	—	—	(509)	—	(509)
Issuance of common stock in connection with employee stock purchase plan	—	—	10,718	1	293	—	—	—	294
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,394)	—	—	(3,394)
Share-based compensation expense	—	—	—	—	1,081	—	—	—	1,081
Balance, December 31, 2021	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	(8,302)	$836,382

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	22,311	—	—	22,311
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(48,086)	(48,086)
Issuance of common stock upon exercise of stock options	—	—	117,254	—	(9)	—	(872)	—	(881)
Restricted stock activity, net	—	—	263,283	1	(1)	—	(700)	—	(700)
Return of common stock in connection with employee stock purchase plan	—	—	(39)	—	(1)	—	—	—	(1)
Redemption of preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,394)	—	—	(3,394)
Repurchase of common stock	—	—	(282,819)	—	—	—	(7,590)	—	(7,590)
Share-based compensation expense	—	—	—	—	1,264	—	—	—	1,264
Balance, March 31, 2022	—	$—	37,811,582	$388	$595,006	$290,397	$(40,732)	$(56,388)	$788,671

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,311	$21,798
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	4,995	4,367
Impairment loss on assets held for sale	—	604
Depreciation and amortization of premises and equipment	1,164	1,557
Net amortization of securities	1,254	2,439
Net change in fair value of equity securities, net	151	206
Net realized gains on securities available-for-sale	—	(1,462)
Net gains on sales and valuation adjustments of premises and equipment	(2)	(88)
Net gains on sales of loans	(10,827)	(8,319)
Originations of U.S. government guaranteed loans	(78,643)	(95,563)
Proceeds from U.S. government guaranteed loans sold	97,176	88,489
Accretion of premiums and discounts on acquired loans, net	(1,476)	(1,968)
Net change in servicing assets	(753)	(98)
Net losses (gains) on sales and valuation adjustments of other real estate owned	(25)	464
Net amortization of other acquisition accounting adjustments	1,596	1,732
Amortization of subordinated debt issuance cost	43	44
Accretion of junior subordinated debentures discount	105	114
Share-based compensation expense	1,264	779
Deferred tax provision, net of valuation	897	1,705
Increase in cash surrender value of bank owned life insurance	(565)	(249)
Changes in assets and liabilities:
Accrued interest receivable and other assets	19,106	12,292
Accrued interest payable and other liabilities	34,997	(13,843)
Net cash provided by operating activities	92,768	15,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(52,288)	(487,027)
Proceeds from maturities and calls of securities available-for-sale	9,223	14,596
Proceeds from paydowns of securities available-for-sale	44,358	112,038
Proceeds from sales of securities available-for-sale	—	183,413
Proceeds from maturities and calls of securities held-to-maturity	—	500
Redemption (purchases) of Federal Home Loan Bank stock, net	8,025	(8,550)
Net change in loans and leases	(251,446)	(117,788)
Purchases of premises and equipment	(926)	(477)
Proceeds from sales of premises and equipment	26	296
Proceeds from sales of assets held for sale	—	832
Proceeds from sales of other real estate owned	225	370
Investment in bank owned life insurance	—	(50,000)
Net cash used in investing activities	(242,803)	(351,797)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$375,055	$272,526
Proceeds from short-term borrowings	4,159,000	4,696,000
Repayments of short-term borrowings	(4,369,000)	(4,601,000)
Proceeds from Paycheck Protection Program Liquidity Facility ("PPPLF") advances	—	132,410
Repayments of PPPLF advances	—	(116,670)
Net increase (decrease) in securities sold under agreements to repurchase	1,727	(8,922)
Dividends paid on preferred stock	(196)	(196)
Dividends paid on common stock	(3,345)	(2,293)
Proceeds from issuance of common stock	470	1,024
Redemption of preferred stock	(10,438)	—
Repurchases of common stock	(7,590)	(6,363)
Net cash provided by financing activities	145,683	366,516
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,352)	29,719
CASH AND CASH EQUIVALENTS, beginning of period	157,931	83,420
CASH AND CASH EQUIVALENTS, end of period	$153,579	$113,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,584	$2,568
Cash paid during the period for taxes	$269	$179
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$309	$436
Common dividend declared, not paid	$49	$22

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019.

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

Adopted Accounting Pronouncement

Income Taxes (Topic 740)—On January 1, 2022, the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing the following: the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; the exception to the requirement to or not to recognize a deferred tax liability for a foreign entity when it becomes an equity method investment or it becomes a subsidiary, respectively; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the ASU change current authoritative guidance by requiring the recognition of franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring an evaluation when a step up in the tax basis of goodwill should be considered part the of business combination; specifying that it is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Adoption of the provisions of ASU No. 2019-12 did not impact our financial result for the three months ended March 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Issued Accounting Pronouncements Pending Adoption

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under the new standard. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In February 2022, FASB issued ASU No. 2022-02, Troubled Debt Restructurings (TDRs) and Vintage Disclosures, which eliminates the specific accounting guidance for TDRs and updates the vintage disclosure requirements to require disclosure of current period charge-offs by year of origination. This guidance will be implemented upon adoption. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as Public Business Entities. The Company will adopt the standard on December 31, 2022. The new guidance may result in an increase in the allowance for loan losses, which will reflect the requirement to include expected losses on purchased credit-impaired loans. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date.

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022. Banking regulators have provided guidance which prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At March 31, 2022, $1.1 billion of loans, derivatives with a notional amount of $475.8 million, and securities available for sale with a fair value of $58.3 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures carrying value of $37.0 million were also tied to LIBOR.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$24,875	$4	$(654)	$24,225
U.S. Government agencies	149,164	328	(9,252)	140,240
Obligations of states, municipalities, and political subdivisions	83,786	512	(2,170)	82,128
Residential mortgage-backed securities
Agency	758,179	21	(57,343)	700,857
Non-agency	140,350	—	(9,926)	130,424
Commercial mortgage-backed securities
Agency	206,203	25	(16,535)	189,693
Corporate securities	65,798	488	(1,144)	65,142
Asset-backed securities	36,796	10	(147)	36,659
Total	$1,465,151	$1,388	$(97,171)	$1,369,368

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,882	$24	$—	$3,906
Total	$3,882	$24	$—	$3,906

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$37	$(8)	$18,476
U.S. Government agencies	141,096	661	(2,367)	139,390
Obligations of states, municipalities, and political subdivisions	86,454	3,238	(56)	89,636
Residential mortgage-backed securities
Agency	756,549	2,122	(15,015)	743,656
Non-agency	146,499	4	(1,267)	145,236
Commercial mortgage-backed securities
Agency	214,417	2,795	(3,661)	213,551
Corporate securities	65,814	1,586	(54)	67,346
Asset-backed securities	37,206	49	(4)	37,251
Total	$1,466,482	$10,492	$(22,432)	$1,454,542

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$107	$—	$3,992
Total	$3,885	$107	$—	$3,992

The Company did not classify securities as trading during the three months ended March 31, 2022 or during 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	4	$22,223	$(654)	$—	$—	$22,223	$(654)
U.S. Government agencies	15	43,883	(1,915)	74,242	(7,337)	118,125	(9,252)
Obligations of states, municipalities and political subdivisions	25	42,934	(2,170)	—	—	42,934	(2,170)
Residential mortgage-backed securities
Agency	93	229,246	(11,442)	469,295	(45,901)	698,541	(57,343)
Non-agency	19	110,832	(7,854)	19,592	(2,072)	130,424	(9,926)
Commercial mortgage-backed securities
Agency	45	111,241	(6,766)	69,134	(9,769)	180,375	(16,535)
Corporate securities	16	28,709	(1,144)	—	—	28,709	(1,144)
Asset-backed securities	6	31,961	(147)	—	—	31,961	(147)
Total	223	$621,029	$(32,092)	$632,263	$(65,079)	$1,253,292	$(97,171)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$9,946	$(8)	$—	$—	$9,946	$(8)
U.S. Government agencies	10	64,585	(1,590)	19,223	(777)	83,808	(2,367)
Obligations of states, municipalities and political subdivisions	3	9,507	(56)	—	—	9,507	(56)
Residential mortgage-backed securities
Agency	51	612,280	(13,894)	25,412	(1,121)	637,692	(15,015)
Non-agency	14	96,372	(1,257)	761	(10)	97,133	(1,267)
Commercial mortgage-backed securities
Agency	19	64,473	(1,994)	37,063	(1,667)	101,536	(3,661)
Corporate securities	3	7,502	(54)	—	—	7,502	(54)
Asset-backed securities	3	15,978	(4)	—	—	15,978	(4)
Total	104	$880,643	$(18,857)	$82,459	$(3,575)	$963,102	$(22,432)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 223 securities available-for-sale with unrealized losses at March 31, 2022. There were no securities held-to-maturity with unrealized losses at March 31, 2022. The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three months ended March 31, 2022 and 2021 are listed below:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Proceeds	$—	$89,301
Gross gains	—	1,626
Gross losses	—	164

There were no sales of securities during the three months ended March 31, 2022. There were $1.5 million in net gains reclassified from accumulated other comprehensive income into earnings for the three months ended March 31, 2021.

Securities posted and pledged as collateral were $463.6 million and $332.3 million at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $402.0 million and $277.1 million, respectively, and for customer repurchase agreements of $39.0 million and $38.8 million, respectively. At March 31, 2022 and December 31, 2021, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2022, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$12,011	$12,051
Due from one to five years	71,166	69,792
Due from five to ten years	202,902	196,070
Due after ten years	74,340	70,481
Mortgage-backed securities	1,104,732	1,020,974
Total	$1,465,151	$1,369,368
Held-to-maturity
Due in one year or less	$1,174	$1,182
Due from one to five years	2,708	2,724
Total	$3,882	$3,906

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2022	2021
Commercial real estate	$1,776,483	$1,663,256
Residential real estate	494,285	480,236
Construction, land development, and other land	354,697	327,143
Commercial and industrial	1,738,379	1,580,235
Paycheck Protection Program ("PPP")	37,248	127,184
Installment and other	1,312	1,322
Lease financing receivables	380,313	354,135
Total loans and leases	4,782,717	4,533,511
Net unamortized deferred fees and costs	1,980	(674)
Initial direct costs	4,371	4,291
Allowance for loan and lease losses	(59,458)	(55,012)
Net loans and leases	$4,729,610	$4,482,116

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2022	2021
Lease financing receivables
Net minimum lease payments	$375,581	$352,948
Unguaranteed residual values	32,930	27,953
Unearned income	(28,198)	(26,766)
Total lease financing receivables	380,313	354,135
Initial direct costs	4,371	4,291
Lease financing receivables before allowance for lease losses	$384,684	$358,426

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At March 31, 2022 and December 31, 2021, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $156.8 million and $231.2 million, respectively. At March 31, 2022 and December 31, 2021, the discount on the unguaranteed portion of U.S. government guaranteed loans was $27.9 million and $28.3 million, respectively, which are included in total loans and leases. At March 31, 2022 and December 31, 2021, installment and other loans included overdraft deposits of $371,000 and $445,000, respectively, which were reclassified as loans. At March 31, 2022 and December 31, 2021, loans and leases and loans held for sale pledged as security for borrowings were $2.2 billion and $1.9 billion, respectively.

The minimum annual lease payments for lease financing receivables as of March 31, 2022 are summarized as follows:

Minimum Lease Payments
2022	$88,081
2023	110,682
2024	84,204
2025	58,757
2026	29,364
Thereafter	4,493
Total	$375,581

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2022 and December 31, 2021:

March 31, 2022	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,527,920	$67,092	$184,353	$1,779,365
Residential real estate	399,638	47,347	47,735	494,720
Construction, land development, and other land	351,519	1,357	196	353,072
Commercial and industrial	1,698,025	3,792	37,794	1,739,611
Paycheck Protection Program	36,260	—	—	36,260
Installment and other	945	163	248	1,356
Lease financing receivables	379,527	—	5,157	384,684
Total loans and leases	$4,393,834	$119,751	$275,483	$4,789,068

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,379,000	$72,160	$214,588	$1,665,748
Residential real estate	379,796	49,401	51,317	480,514
Construction, land development, and other land	323,886	1,312	201	325,399
Commercial and industrial	1,534,745	4,014	43,202	1,581,961
Paycheck Protection Program	123,712	—	—	123,712
Installment and other	940	164	264	1,368
Lease financing receivables	352,247	—	6,179	358,426
Total loans and leases	$4,094,326	$127,051	$315,751	$4,537,128

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $3.0 million and $3.2 million, at March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$107,665	$67,092	$113,257	$72,160
Residential real estate	92,534	47,347	95,056	49,401
Construction, land development, and other land	8,287	1,357	8,571	1,312
Commercial and industrial	5,786	3,792	10,201	4,014
Installment and other	851	163	858	164
Total acquired impaired loans	$215,123	$119,751	$227,943	$127,051

The following table summarizes the changes in accretable yield for acquired impaired loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$18,595	$27,696
Accretion to interest income	(2,313)	(3,707)
Reclassification from nonaccretable difference, net	319	1,273
Ending balance	$16,601	$25,262

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$188,627	$184,353	$219,277	$214,588
Residential real estate	48,211	47,735	51,839	51,317
Construction, land development, and other land	260	196	265	201
Commercial and industrial	39,314	37,794	44,827	43,202
Installment and other	257	248	273	264
Lease financing receivables	5,172	5,157	6,199	6,179
Total acquired non-impaired loans and leases	$281,841	$275,483	$322,680	$315,751

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2022 and 2021 are as follows:

March 31, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Provision	2,784	513	594	458	—	1	645	4,995
Charge-offs	(240)	—	—	(463)	—	—	(363)	(1,066)
Recoveries	244	4	—	120	—	—	149	517
Ending balance	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458
Ending balance:
Individually evaluated for impairment	$7,731	$6	$—	$13,002	$—	$—	$—	$20,739
Collectively evaluated for impairment	10,320	1,138	1,115	19,855	—	8	3,237	35,673
Loans acquired with deteriorated credit quality	1,655	1,001	1	387	—	2	—	3,046
Total allowance for loan and lease losses	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$36,805	$2,190	$—	$32,457	$—	$—	$—	$71,452
Collectively evaluated for impairment	1,675,468	445,183	351,715	1,703,362	36,260	1,193	384,684	4,597,865
Loans acquired with deteriorated credit quality	67,092	47,347	1,357	3,792	—	163	—	119,751
Total loans and leases	$1,779,365	$494,720	$353,072	$1,739,611	$36,260	$1,356	$384,684	$4,789,068

March 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	2,606	(302)	(241)	1,947	—	(3)	360	4,367
Charge-offs	(1,877)	(11)	(326)	(2,888)	—	—	(364)	(5,466)
Recoveries	185	4	—	60	—	—	93	342
Ending balance	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Ending balance:
Individually evaluated for impairment	$7,409	$101	$—	$18,824	$—	$—	$—	$26,334
Collectively evaluated for impairment	10,881	1,460	780	20,066	—	12	1,902	35,101
Loans acquired with deteriorated credit quality	2,208	530	5	1,412	—	—	—	4,155
Total allowance for loan and lease losses	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590

March 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$54,421	$1,709	$—	$43,306	$—	$—	$—	$99,436
Collectively evaluated for impairment	1,281,188	469,287	238,332	1,312,248	617,006	1,425	254,331	4,173,817
Loans acquired with deteriorated credit quality	96,059	74,283	1,992	8,842	—	191	—	181,367
Total loans and leases	$1,431,668	$545,279	$240,324	$1,364,396	$617,006	$1,616	$254,331	$4,454,620

The Company increased the allowance for loan and lease losses by $4.4 million for the three months ended March 31, 2022, and decreased it by $757,000 for the three months ended March 31, 2021. For acquired impaired loans, the Company decreased the allowance by $139,000 and increased it by $2.3 million for the three months ended March 31, 2022, and 2021, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company decreased the allowance for loan and lease losses for the three months ended March 31, 2022 by $299,000. The Company increased the allowance on loans individually evaluated for impairment by $2.4 million for the three months ended March 31, 2021. For loans collectively evaluated for impairment, the Company increased allowance for loan and lease losses by $4.9 million for the three months ended March 31, 2022, and recaptured $824,000 of the allowance for the three months ended March 31, 2021, respectively.

An allowance for loan and lease loss allocation has not been made for PPP loans as these loans are fully guaranteed by the Small Business Association ("SBA"). On a quarterly basis, the Company assesses the collectability of its government guarantee loan and lease portfolio using historical loss experience in its small business lending unit.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases losses considered impaired as of March 31, 2022 and December 31, 2021, which exclude acquired impaired loans. For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

March 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$14,083	$15,163	$—
Residential real estate	2,104	2,209	—
Commercial and industrial	12,285	13,891	—
With an allowance recorded
Commercial real estate	22,722	26,515	7,731
Residential real estate	86	108	6
Commercial and industrial	20,172	21,472	13,002
Total impaired loans	$71,452	$79,358	$20,739

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$17,233	$19,252	$—
Residential real estate	1,802	1,919	—
Commercial and industrial	16,624	19,148	—
With an allowance recorded
Commercial real estate	17,818	20,117	6,538
Commercial and industrial	19,446	21,198	14,500
Total impaired loans	$72,923	$81,634	$21,038

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the three months ended:

March 31, 2022	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$16,068	$236
Residential real estate	2,005	12
Commercial and industrial	17,380	123
With an allowance recorded
Commercial real estate	21,252	375
Residential real estate	29	—
Commercial and industrial	20,611	278
Total impaired loans	$77,345	$1,024

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2021	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$34,961	$311
Residential real estate	3,080	18
Commercial and industrial	16,568	129
With an allowance recorded
Commercial real estate	22,178	161
Residential real estate	298	2
Commercial and industrial	31,089	273
Total impaired loans	$108,174	$894

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of March 31, 2022 and December 31, 2021:

March 31, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,530,253	$423,884	$316,400	$1,541,963	$36,260	$1,113	$380,897	$4,230,770
Watch	107,164	17,934	29,774	136,986	—	80	2,017	293,955
Special Mention	38,012	3,624	5,541	23,162	—	—	1,381	71,720
Substandard	36,844	1,931	—	33,708	—	—	329	72,812
Doubtful	—	—	—	—	—	—	60	60
Loss	—	—	—	—	—	—	—	—
Total	$1,712,273	$447,373	$351,715	$1,735,819	$36,260	$1,193	$384,684	$4,669,317

December 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,397,228	$406,948	$286,434	$1,341,826	$123,712	$1,123	$354,380	$3,911,651
Watch	123,248	19,062	31,768	177,638	—	81	1,992	353,789
Special Mention	37,340	3,118	5,885	21,586	—	—	1,609	69,538
Substandard	35,772	1,985	—	36,897	—	—	348	75,002
Doubtful	—	—	—	—	—	—	97	97
Loss	—	—	—	—	—	—	—	—
Total	$1,593,588	$431,113	$324,087	$1,577,947	$123,712	$1,204	$358,426	$4,410,077

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at March 31, 2022 and December 31, 2021:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$8,457	$10,684	$—	$10,988	$30,129	$1,682,144	$1,712,273
Residential real estate	2,213	2,430	—	1,923	6,566	440,807	447,373
Construction, land development, and other land	—	—	—	—	—	351,715	351,715
Commercial and industrial	4,671	—	—	7,003	11,674	1,724,145	1,735,819
Paycheck Protection Program	—	—	—	—	—	36,260	36,260
Installment and other	2	34	—	—	36	1,157	1,193
Lease financing receivables	515	16	—	363	894	383,790	384,684
Total	$15,858	$13,164	$—	$20,277	$49,299	$4,620,018	$4,669,317

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,185	$2,361	$—	$12,751	$20,297	$1,573,291	$1,593,588
Residential real estate	14,282	852	—	1,450	16,584	414,529	431,113
Construction, land development, and other land	5,885	—	—	—	5,885	318,202	324,087
Commercial and industrial	2,479	1,097	—	8,600	12,176	1,565,771	1,577,947
Paycheck Protection Program	—	—	—	—	—	123,712	123,712
Installment and other	3	35	—	—	38	1,166	1,204
Lease financing receivables	1,661	251	—	329	2,241	356,185	358,426
Total	$29,495	$4,596	$—	$23,130	$57,221	$4,352,856	$4,410,077

Trouble debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of March 31, 2022 and December 31, 2021:

March 31, 2022	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	4	$1,244	$1,244	$—	$158
Commercial and industrial	1	50	50	—	50
Residential real estate	2	162	162	—	—
Total accruing	7	1,456	1,456	—	208
Non-accruing:
Commercial real estate	4	899	783	116	163
Commercial and industrial	3	1,717	560	1,157	—
Total non-accruing	7	2,616	1,343	1,273	163
Total troubled debt restructurings	14	$4,072	$2,799	$1,273	$371

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2021	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,703	$1,703	$—	$215
Commercial and industrial	1	56	56	—	131
Residential real estate	2	168	168	—	—
Total accruing	8	1,927	1,927	—	346
Non-accruing:
Commercial real estate	4	1,034	918	116	111
Commercial and industrial	3	1,745	588	1,157	—
Total non-accruing	7	2,779	1,506	1,273	111
Total troubled debt restructurings	15	$4,706	$3,433	$1,273	$457

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
	March 31,
	2022	2021
Accruing:
Beginning balance	$1,927	$2,495
Additions	—	281
Net payments	(471)	(57)
Net transfers from non-accrual	—	—
Ending balance	1,456	2,719
Non-accruing:
Beginning balance	1,506	5,650
Additions	—	673
Net payments	(163)	(343)
Charge-offs	—	(395)
Net transfers to accrual	—	—
Ending balance	1,343	5,585
Total troubled debt restructurings	$2,799	$8,304

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2022 or 2021. In addition, there was no commitment outstanding on troubled debt restructurings at March 31, 2022 or December 31, 2021.

At March 31, 2022 and December 31, 2021, the reserve for unfunded commitments was $2.0 million and $1.4 million, respectively. During the three months ended March 31, 2022, the increase to unfunded commitments was $599,000. During the three months ended March 31, 2021, there was a recapture for unfunded commitments of $120,000. There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$23,744	$22,042
Additions, net	1,984	1,603
Changes in fair value	(1,231)	(1,505)
Ending balance	$24,497	$22,140

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Loan portfolios serviced for:
SBA guaranteed loans	$1,514,240	$1,510,375
USDA guaranteed loans	190,797	183,026
Total	$1,705,037	$1,693,401

Loan servicing revenue totaled $3.4 million and $2.8 million for each of the three months ended March 31, 2022 and 2021, respectively. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.2 million and $1.5 million for three months ended March 31, 2022 and 2021, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$2,112	$6,350
Net additions to OREO	309	436
Proceeds from sales of OREO	(225)	(370)
Gains on sales of OREO	76	28
Valuation adjustments	(51)	(492)
Ending balance	$2,221	$5,952

At March 31, 2022 and December 31, 2021, the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3.2 million and $2.5 million, respectively.

There were no internally financed sales of OREO for the three months ended March 31, 2022 or 2021.

Note 8—Leases

The Company enters into leases in the normal course of business primarily for its banking facilities and branches. The Company’s operating leases have varying maturity dates through year end 2042, some of which include renewal or termination options to extend the lease. In addition, the Company leases or subleases real estate to third parties. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s Condensed Consolidated Statements of Financial Condition.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of March 31, 2022:

	Balance Sheet Line Item	March 31, 2022	December 31, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$11,769	$11,646
Operating lease liability	Accrued interest payable and other liabilities	15,562	15,629

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At March 31, 2022, the weighted-average discount rate of operating leases was 1.19% and the weighted average remaining life of operating leases was 5.9 years, compared to 0.99% and 6.0 years as of December 31, 2021.

The following table presents components of total lease costs included as a component of occupancy expense on the Consolidated Statement of Operations for the following periods:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$858	$865
Short-term lease cost	37	96
Variable lease cost	469	466
Less: Sublease income	(127)	(154)
Total lease cost, net	$1,237	$1,273

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to March 31, 2022, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2022	$3,030
2023	3,465
2024	3,233
2025	2,487
2026	1,719
Thereafter	2,364
Total undiscounted lease payments	16,298
Less: imputed interest	(736)
Net lease liabilities	$15,562

The Company’s rental expenses for the three months ended March 31, 2022 and 2021 were $1.4 million. For the three months ended March 31, 2022 and 2021, the Company received $127,000 and $154,000, respectively, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2026. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469
Amortization	—	(1,529)	(67)	—	(1,683)	(66)
Ending balance	$148,353	$13,475	$2,134	$148,353	$20,126	$2,403
Accumulated amortization	N/A	$41,991	$1,082	N/A	$33,340	$813
Weighted average remaining amortization period	N/A	4.7 Years	8.0 Years	N/A	5.4 Years	9.0 Years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2022:

Estimated Amortization
2022	$4,789
2023	4,336
2024	2,286
2025	1,721
2026	1,157
Thereafter	1,320
Total	$15,609

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The effective tax rate for the three months ended March 31, 2022 and 2021 was 22.0% and 25.3%, respectively. The decrease in the effective tax rate during the first quarter of 2022 was a result of income tax benefits related to share-based compensation. The Company recorded discrete income tax benefit of $1.1 million and $28,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2022 and 2021, respectively.

Net deferred tax assets increased to $67.3 million at March 31, 2022 compared to $50.3 million at December 31, 2021 primarily as a result of unrealized losses on available-for-sale securities.

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Non-interest-bearing demand deposits	$2,281,612	$2,158,420
Interest-bearing checking accounts	596,497	572,426
Money market demand accounts	1,357,679	1,106,272
Other savings	659,218	638,218
Time deposits (below $250,000)	505,141	532,589
Time deposits ($250,000 and above)	129,955	147,122
Total deposits	$5,530,102	$5,155,047

There were no brokered deposits included in Time deposits of $250,000 or more at March 31, 2022 and December 31, 2021.

At March 31, 2022, the scheduled maturity of time deposits was:

Scheduled Maturities
2022	$493,491
2023	97,866
2024	23,251
2025	7,368
2026 and thereafter	13,120
Total	$635,096

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Federal Home Loan Bank advances	$280,000	$490,000
Securities sold under agreements to repurchase	31,450	29,723
Line of credit	—	—
Total	$311,450	$519,723

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of March 31, 2022 and December 31, 2021, there were no outstanding advances under the Federal Reserve Bank discount window line.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2022, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $80.0 million, with interest rates ranging from 0.00% to 0.66% and maturities ranging from May 2022 to June 2022. Total variable rate advances were $200.0 million at March 31, 2022, with interest rates of 0.44% and 0.49% that may reset daily, and mature in May 2022. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 3—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 7, 2022. The amended revolving line of credit bears interest at either LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2022 and December 31, 2021, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Federal Home Loan Bank line	$2,040,248	$1,883,349
Federal Reserve Bank of Chicago discount window line	747,988	602,962
Available federal funds lines	115,000	115,000

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 13—Subordinated Notes and Junior Subordinated Debentures

In 2020, the Company issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be the three-month SOFR, plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that will be amortized over 10 years.

As of March 31, 2022, the net liability outstanding of the subordinated notes was $73.6 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At March 31, 2022 and December 31, 2021, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2022	Aggregate Principal Amount December 31, 2021	Stated Maturity	Contractual Rate at March 31, 2022	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	3.71%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	2.61%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,989)	(8,094)
Total liability, at carrying value	$37,011	$36,906

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

debentures bear interest at three-month LIBOR plus 2.79% (3.71% and 3.01% at March 31, 2022 and December 31, 2021, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $56,000 and $45,000 as of March 31, 2022 and December 31, 2021, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (2.61% and 1.98% at March 31, 2022 and December 31, 2021, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $12,000 and $9,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Operating lease commitments—Refer to Note 8—Leases for discussion of operating lease commitments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$247,494	$1,666,980	$1,914,474	$176,014	$1,578,405	$1,754,419
Letters of credit	579	57,745	58,324	599	58,543	59,142
Total	$248,073	$1,724,725	$1,972,798	$176,613	$1,636,948	$1,813,561

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2045. Variable rate loan commitments have interest rates ranging from 1.25% to 15.00% and maturities up to 2048.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2022 and 2021, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

Derivative instruments—Interest rate derivatives are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. Derivative financial instruments are included in other assets and other liabilities in the Condensed Consolidated Statements of Financial Condition.

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$24,225	$24,225	$—	$—
U.S. Government agencies	140,240	—	140,240	—
Obligations of states, municipalities, and political subdivisions	82,128	—	82,128	—
Mortgage-backed securities; residential
Agency	700,857	—	700,857	—
Non-Agency	130,424	—	130,424	—
Mortgage-backed securities; commercial
Agency	189,693	—	189,693	—
Corporate securities	65,142	—	65,142	—
Asset-backed securities	36,659	—	36,659	—
Equity and other securities, at fair value
Mutual funds	4,872	4,872	—	—
Equity securities	5,805	—	5,130	675
Servicing assets	24,497	—	—	24,497
Derivative assets	29,113	—	29,113	—
Financial liabilities
Derivative liabilities	7,475	—	7,475	—

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$18,476	$18,476	$—	$—
U.S. Government agencies	139,390	—	139,390	—
Obligations of states, municipalities, and political subdivisions	89,636	—	89,636
Mortgage-backed securities; residential
Agency	743,656	—	743,656	—
Non-Agency	145,236	—	145,236	—
Mortgage-backed securities; commercial
Agency	213,551	—	213,551	—
Corporate securities	67,346	—	67,346	—
Asset-backed securities	37,251	—	37,251	—
Equity and other securities, at fair value
Mutual funds	4,880	4,880	—	—
Equity securities	5,698	—	5,012	686
Servicing assets	23,744	—	—	23,744
Derivative assets	13,375	—	13,375	—
Financial liabilities
Derivative liabilities	9,665	—	9,665	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2022	2021	2022	2021
	Investment Securities		Servicing Assets
Balance, beginning of period	$686	$685	$23,744	$22,042
Additions, net	—	—	1,984	1,603
Change in fair value	(11)	1	(1,231)	(1,505)
Balance, end of period	$675	$686	$24,497	$22,140

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2022:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	3.2% - 6.4%	4.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 32.6%	13.5%	Decrease
		Discount rate	(0.6)% - 53.1%	8.7%	Decrease
		Expected weighted average loan life	0.0 - 9.2 years	3.9 years	Increase

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

Assets held for sale—Assets held for sale consist of former branch locations and real estate previously purchased for expansion. Assets are considered held for sale when management has approved to sell the assets following a branch closure or other events. The properties are being actively marketed and transferred to assets held for sale based on the lower of carrying value or its fair value, less estimated costs to sell. The Company records assets held for sale on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets.

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$29,074	$—	$—	$29,074
Residential real estate	2,184	—	—	2,184
Commercial and industrial	19,455	—	—	19,455
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,221	—	—	2,221

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$28,513	$—	$—	$28,513
Residential real estate	1,802	—	—	1,802
Commercial and industrial	21,570	—	—	21,570
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,112	—	—	2,112

The following methods and assumptions were used by the Company in estimating fair values of other assets and liabilities for disclosure purposes:

Cash and cash equivalents and interest bearing deposits with other banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2022		2021
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$48,015	$48,015	$35,247	$35,247
Interest bearing deposits with other banks	2	105,564	105,564	122,684	122,684
Securities held-to-maturity	2	3,882	3,906	3,885	3,992
Restricted stock	2	13,977	13,977	22,002	22,002
Loans held for sale	3	39,520	39,520	64,460	69,081
Loans and lease receivables, net (less impaired loans at fair value)	3	4,678,897	4,643,327	4,430,231	4,428,509
Accrued interest receivable	3	18,757	18,757	18,875	18,875
Financial liabilities
Non-interest-bearing deposits	2	2,281,612	2,281,612	2,158,420	2,158,420
Interest-bearing deposits	2	3,248,490	3,248,063	2,996,627	2,997,026
Accrued interest payable	2	1,402	1,402	262	262
Federal Home Loan Bank advances	2	280,000	280,000	490,000	490,000
Securities sold under repurchase agreement	2	31,450	31,450	29,723	29,723
Subordinated notes	2	73,560	79,159	73,517	81,744
Junior subordinated debentures	3	37,011	40,389	36,906	40,901

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$450,000	$21,782	$—	$400,000	$4,140	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	488,064	7,331	(7,474)	439,876	9,235	(9,660)
Other credit derivatives	7,350	—	(1)	7,571	—	(5)
Total derivatives	$945,414	$29,113	$(7,475)	$847,447	$13,375	$(9,665)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $450.0 million as of March 31, 2022, and $400.0 million as of December 31, 2021. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2022, the cash flow hedges aggregating $450.0 million in notional amounts are comprised of five forward starting pay fixed interest rate swaps totaling $350.0 million, of which one for $50.0 million is effective in September 2022; two totaling $200.0 million are effective in March 2023; one for $50.0 million is effective in May 2023; and one for $50.0 million is effective in September 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $97,000 as of March 31, 2022 and $199,000 as of December 31, 2021. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $210,000 and $21,000 during the three months ended March 31, 2022, and 2021, respectively, and is reported as a component of interest expense on other borrowings. As of March 31, 2022, the Company estimates $1.2 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of March 31, 2022:

Notional amounts	$450,000
Derivative assets fair value	21,782
Derivative liabilities fair value	—
Weighted average maturity	4.7 years

The weighted average pay rates of the swaps are 1.04% as of March 31, 2022, and weighted average receive rates are determined at the time the forward swaps become effective. The weighted average receive rate for the effective hedge of $100.0 million is 0.20% as of March 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2022			March 31, 2021
	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$17,643	$(210)	$—	$4,992	$(21)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $488.1 million as of March 31, 2022 with maturities ranging from April 2022 to March 2032. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2022 and 2021, there were $1.1 million and $42,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of March 31, 2022:

Notional amounts	$488,064
Derivative assets fair value	7,331
Derivative liabilities fair value	7,474
Weighted average pay rates	4.13%
Weighted average receive rates	4.33%
Weighted average maturity	5.9 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $7.4 million and $7.6 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the other credit derivatives is reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Other interest rate derivatives	$(282)	$556
Other credit derivatives	(4)	5
Total	$(286)	$561

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2022		December 31, 2021
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$29,113	$(7,475)	$13,375	$(9,665)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$29,113	$(7,475)	$13,375	$(9,665)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(2,336)	2,336	(3,253)	3,253
Collateral posted	(26,777)	5,138	(10,122)	6,412
Net credit exposure	$—	$(1)	$—	$—

As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.5 million. The Company has posted $5.1 million collateral related to these agreements as of March 31, 2022. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $2.3 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2022, there were 400,377 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally over a three-year period and measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

During 2022, the Company granted 289,277 shares of restricted common stock, par value $0.01 per share. Of this total, 166,290 restricted shares will vest ratably over four years on each anniversary of the grant date, 69,910 restricted shares will vest ratably over three years on each anniversary of the grant date, and 10,589 restricted shares will cliff vest on the third anniversary of the grant date. In addition, 42,488 performance-based restricted shares were included in the 2022 grant which have a period ending December 31, 2024.

The following table discloses the changes in restricted shares for the three months ended March 31, 2022:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2022	542,520	$19.04
Granted	289,277	26.97
Vested	(75,171)	18.47
Forfeited	(169)	18.33
Ending balance outstanding at March 31, 2022	756,457	$22.13

A total of 75,171 restricted shares vested during the three months ended March 31, 2022. A total of 148,577 restricted shares vested during the year ended December 31, 2021. The fair value of restricted shares that vested during the three months ended March 31, 2022 was $2.0 million. The fair value of restricted shares that vested during the year ended December 31, 2021 was $3.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total share-based compensation - restricted stock	$1,264	$783
Income tax benefit	343	218
Unrecognized compensation expense	13,525	9,720
Weighted-average amortization period remaining	2.9 years	2.7 years

The fair value of the unvested restricted stock awards at March 31, 2022 was $20.2 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 1,080,554 shares remain outstanding under the BYB Plan at March 31, 2022.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at March 31, 2022.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2022:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	1,337,048	$11.26	$21,519	3.5
Exercised	(256,494)	11.18	$4,054
Expired	—
Ending balance outstanding at March 31, 2022	1,080,554	$11.27	$16,647	3.2
Exercisable at March 31, 2022	1,080,554	$11.27	$16,647	3.2

A total of 256,494 stock options were exercised during the three months ended March 31, 2022, proceeds of which were $470,000, with a related tax benefit of $1.1 million. A total of 53,531 stock options were exercised during the year ended December 31, 2021, with proceeds of $751,000 and a related tax benefit of $121,000. No stock options vested during the three months ended March 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not recognize any stock option compensation expense during three months ended March 31, 2022 or for the three months ended March 31, 2021.

There was no unrecognized stock option compensation expenses as of March 31, 2022.

Pursuant to the terms of the Agreement and Plan of Merger with First Evanston and its subsidiaries, dated as of November 27, 2017 (the "Merger Agreement"), each outstanding First Evanston option held by a participant in the First Evanston Bancorp, Inc. Stock Incentive Plan (the “FEB Plan”) ceased to represent a right to acquire shares of First Evanston common stock and was assumed and converted automatically into a fully vested and exercisable adjusted option to purchase shares of Byline common stock (each an “Adjusted Option”). In accordance with the Merger Agreement, the number of shares of Byline common stock to which each such Adjusted Option relates is equal to the product (rounded down to the nearest whole share of Byline common stock) of: (a) the number of shares of First Evanston common stock subject to the First Evanston Option immediately prior to May 31, 2018, multiplied by (b) 4.725. Each Adjusted Option has an exercise price per share of Byline common stock equal to the quotient (rounded up to the nearest whole cent) of (x) the per share exercise price of such First Evanston Option immediately prior to May 31, 2018, divided by (y) 4.725. The description of the conversion process is based on, and qualified by, the Merger Agreement.

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2022:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	170,697	$11.60	$2,688	3.4
Exercised	—
Expired	—
Ending balance outstanding at March 31, 2022	170,697	$11.60	$2,574	3.1
Exercisable at March 31, 2022	170,697	$11.60	$2,574	3.1

No stock options were exercised during the three months ended March 31, 2022. A total of 62,366 stock options were exercised during the year ended December 31, 2021, proceeds of which were $705,000 and a related tax benefit of $153,000. No stock options vested during the three months ended March 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 1,251,251 and 1,568,301 shares of common stock were outstanding as of March 31, 2022 and 2021, respectively. There were 756,457 and 633,430 restricted stock awards outstanding at March 31, 2022 and 2021, respectively. For the three ended March 31, 2022 and 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net income	$22,311	$21,798
Less: Dividends on preferred shares	196	196
Net income available to common stockholders	$22,115	$21,602
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,123,161	38,164,201
Incremental shares	919,661	751,281
Weighted-average common stock outstanding (dilutive)	38,042,822	38,915,482
Basic earnings per common share	$0.60	$0.57
Diluted earnings per common share	$0.58	$0.56

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Series B 7.5% fixed to floating non-cumulative perpetual preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	—	10,438
Shares outstanding	—	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,534,816	39,203,747
Shares outstanding	37,811,582	37,713,903
Treasury shares	1,723,234	1,489,844

During 2016, the Company authorized and issued Series B 7.50% fixed-to-floating non-voting, noncumulative perpetual preferred stock with a liquidation preference of $1,000 per share, plus the amount of unpaid dividends, if any, which was redeemable at the Company’s option on or after March 31, 2022. Holders of Series B Preferred Stock did not have any rights to convert such stock into shares of any other class of capital stock of the Company. Holders of Series B Preferred Stock were entitled to receive a fixed dividend of 7.50% per annum from the original issue date through December 30, 2021.

On February 15, 2022, the Company gave notice of its intention to redeem all of its outstanding shares of the Series B Preferred Stock (the “Preferred Stock Redemption”). The Preferred Stock Redemption was in accordance with the terms of the Certificate of Designations of the Series B Preferred Stock dated as of June 16, 2017 (the “Certificate of Designation”). There were 10,438 shares of Series B Preferred Stock outstanding. The redemption date for the Series B Preferred Stock was March 31, 2022. Under the Certificate of Designations, the per share redemption price was the liquidation preference of $1,000 per share plus an amount equal to any declared and unpaid dividends thereon for any prior dividend period and totaled $10.6 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For the three months ended March 31, 2022 and 2021, the Company declared and paid dividends on the Series B preferred stock of $196,000.

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

The Company purchased 282,819 shares at a cost of $7.6 million under the stock repurchase program during the three months ended March 31, 2022. The Company purchased 332,744 shares at a cost of $6.4 million under this program during the three months ended March 31, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2022 and 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.09 and $0.06 per share, respectively.

On April 26, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on May 23, 2022 to stockholders of record of the Company’s common stock as of May 9, 2022.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	3,617	(30,011)	(26,394)
Balance, March 31, 2021	$3,312	$(11,659)	$(8,347)

Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	13,010	(61,096)	(48,086)
Balance, March 31, 2022	$15,827	$(72,215)	$(56,388)

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 7, 2022, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online accounting opening to consumer customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois, as reported by the SBA for the quarter ended March 31, 2022.

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

We reported consolidated net income of $22.3 million for the three months ended March 31, 2022, compared to net income of $21.8 million for the three months ended March 31, 2021, an increase of $513,000. The increase in net income was attributable to a $2.1 million increase in net interest income and a $3.7 million increase in non-interest income, offset by a $5.7 million increase in non-interest expense. The increase in net interest income during the three months ended March 31, 2022 was primarily a result of an increase in average interest-earning assets. The increase in non-interest income was primarily driven by gains on the sales of loans. The increase in non-interest expense was mainly due to an increase in salaries and employee benefits as a result of new hires.

Dividends declared and paid on preferred shares were $196,000 for three months ended March 31, 2022 and 2021. Dividends declared on common shares were $3.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. Dividends paid on common shares were $3.3 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, net income available to common stockholders was $22.1 million, or $0.60 per basic and $0.58 per diluted common share, and $21.6 million, or $0.57 per basic and $0.56 per diluted common share, respectively. Our results of operations for the three months ended March 31, 2022 and 2021, yielded an annual return on average assets of 1.35% and 1.34% and a return on average stockholders’ equity of 10.87% and 10.96%, respectively.

As of March 31, 2022, we had consolidated total assets of $6.8 billion, total gross loans and leases outstanding of $4.8 billion, total deposits of $5.5 billion, and total stockholders’ equity of $788.7 million.

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the Banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes; and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, that we filed with the SEC on March 7, 2022.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2022, included in this report, for additional information.

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

Customer Relationship Intangible. Other intangible assets also include our customer relationship intangible asset. In valuing our customer relationship intangibles, we consider variables such as assets under administration, attrition rates, and fee structure. Customer relationship intangibles are currently amortized over a 12-year period.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2022, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 12 of the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2022, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2022	2021
Common Share Data
Basic earnings per common share	$0.60	$0.57
Diluted earnings per common share	$0.58	$0.56
Adjusted diluted earnings per share(1)(3)	$0.58	$0.57
Weighted-average common shares outstanding (basic)	37,123,161	38,164,201
Weighted-average common shares outstanding (diluted)	38,042,822	38,915,482
Common shares outstanding	37,811,582	38,641,851
Cash dividends per common share	$0.09	$0.06
Dividend payout ratio on common stock	15.52%	10.71%
Tangible book value per common share(1)	$16.52	$15.85
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1) (5)	3.82%	3.78%
Average cost of deposits	0.08%	0.12%
Efficiency ratio(2)	54.96%	51.25%
Adjusted efficiency ratio(1)(2)(3)	54.96%	50.41%
Non-interest expense to average assets	2.69%	2.39%
Adjusted non-interest expense to average assets(1)(3)	2.69%	2.35%
Return on average stockholders' equity	10.87%	10.96%
Adjusted return on average stockholders' equity(1)(3)	10.87%	11.18%
Return on average assets	1.35%	1.34%
Adjusted return on average assets(1)(3)	1.35%	1.37%
Non-interest income to total revenues(1)	24.85%	21.75%
Pre-tax pre-provision return on average assets(1)	2.03%	2.06%
Adjusted pre-tax pre-provision return on average assets(1)	2.03%	2.10%
Return on average tangible common stockholders' equity(1)	14.36%	14.86%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.36%	15.15%
Non-interest-bearing deposits to total deposits	41.26%	40.12%
Loans and leases held for sale and loans and leases held for investment to total deposits	87.31%	89.23%
Deposits to total liabilities	91.47%	84.36%
Deposits per branch	$125,684	$109,229
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.42%	0.83%
ALLL to total loans and leases held for investment	1.24%	1.47%
Net charge-offs to average total loans and leases held for investment	0.05%	0.47%
Acquisition accounting adjustments(4)	$3,364	$10,424
Capital Ratios
Common equity to total assets	11.54%	11.61%
Tangible common equity to tangible assets(1)	9.36%	9.31%
Leverage ratio	10.70%	10.93%
Common equity tier 1 capital ratio	10.75%	12.09%
Tier 1 capital ratio	11.49%	13.20%
Total capital ratio	13.72%	15.96%

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

We reported consolidated net income of $22.3 million for the three months ended March 31, 2022 compared to net income of $21.8 million for the three months ended March 31, 2021, an increase of $513,000. The increase in net income was primarily attributable to a $2.1 million increase in net interest income, and a $3.7 million increase in non-interest income. These were offset by a $5.7 million increase in non-interest expense and a $628,000 increase in the provision for loan and lease losses.

The increase in net interest income during the three months ended March 31, 2022 was mainly a result of increased average loan and leases balances and decrease in borrowed funds due to deposit growth. The increase in provision for loan and lease losses was mainly attributable to increases in qualitative factors and loan and lease portfolio growth. The increase in non-interest income was principally driven by higher net gains on sales of loans and increases in swap income. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits.

Net income available to common stockholders was $22.1 million, or $0.60 per basic and $0.58 per diluted common share, for the three months ended March 31, 2022 compared to $21.6 million, or $0.57 per basic and $0.56 per diluted common share, for the three months ended March 31, 2021. Dividends on preferred shares were $196,000 for the three months ended March 31, 2022 and 2021.

Our annualized return on average assets was 1.35% for the three months ended March 31, 2022 compared to 1.34% for the three months ended March 31, 2021. Our annualized return on average stockholders’ equity was 10.87% for the three months ended March 31, 2022 compared to 10.96% for the three months ended March 31, 2021. Our efficiency ratio was 54.96% for the three months ended March 31, 2022 compared to 51.25% for the three months ended March 31, 2021.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, Federal Home Loan Bank advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2022, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 2.5% of our total loan portfolio compared to 2.8% at December 31, 2021.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$74,822	$29	0.16%	$55,477	$28	0.21%
Loans and leases(1)	4,670,070	55,426	4.81%	4,432,246	53,808	4.92%
Taxable securities	1,339,345	5,475	1.66%	1,430,625	5,379	1.52%
Tax-exempt securities(2)	169,652	1,124	2.69%	179,364	1,194	2.70%
Total interest-earning assets	$6,253,889	$62,054	4.02%	$6,097,712	$60,409	4.02%
Allowance for loan and lease losses	(55,885)			(66,989)
All other assets	507,982			557,042
TOTAL ASSETS	$6,705,986			$6,587,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	579,297	$178	0.12%	546,730	$199	0.15%
Money market accounts	1,255,431	474	0.15%	1,124,101	381	0.14%
Savings	649,269	76	0.05%	577,504	67	0.05%
Time deposits	662,080	359	0.22%	777,266	774	0.40%
Total interest-bearing deposits	3,146,077	1,087	0.14%	3,025,601	1,421	0.19%
Other borrowings	290,545	395	0.55%	649,639	502	0.31%
Subordinated notes and debentures	110,490	1,600	5.87%	109,859	1,596	5.89%
Total borrowings	401,035	1,995	2.02%	759,498	2,098	1.12%
Total interest-bearing liabilities	$3,547,112	$3,082	0.35%	$3,785,099	$3,519	0.38%
Non-interest-bearing demand deposits	2,248,035			1,924,178
Other liabilities	78,678			72,036
Total stockholders’ equity	832,161			806,452
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,705,986			$6,587,765
Net interest spread(3)			3.67%			3.64%
Net interest income, fully taxable equivalent		$58,972			$56,890
Net interest margin, fully taxable equivalent(2)(4)			3.82%			3.78%
Tax-equivalent adjustment		(236)	0.01%		(250)	0.01%
Net interest income		$58,736			$56,640
Net interest margin(4)			3.81%			3.77%

Net loan accretion impact on margin		$1,476	0.10%		$1,968	0.13%

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

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$8	$(7)	$1
Loans and leases(1)	2,820	(1,202)	1,618
Taxable securities	(398)	494	96
Tax-exempt securities	(66)	(4)	(70)
Total interest income	$2,364	$(719)	$1,645
Interest expense
Deposits
Interest checking	$19	$(40)	$(21)
Money market accounts	66	27	93
Savings	9	—	9
Time deposits	(70)	(345)	(415)
Total interest-bearing deposits	24	(358)	(334)
Other borrowings	(488)	381	(107)
Subordinated notes and debentures	9	(5)	4
Total borrowings	(479)	376	(103)
Total interest expense	$(455)	$18	$(437)
Net interest income, fully taxable equivalent	$2,819	$(737)	$2,082

(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2022 was $58.7 million compared to $56.6 million during the same period in 2021, an increase of $2.1 million, or 3.7%. Interest income increased $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily a result of increased average balance on loans and leases, offset by a decrease in PPP interest and fee income. Interest expense decreased by $437,000 for the three months ended March 31, 2022 compared to the same period in 2021 mostly due to decreases in the average rates paid on deposits.

The net interest margin for the three months ended March 31, 2022 was 3.81%, an increase of four basis points compared to 3.77% for the three months ended March 31, 2021. The primary drivers of the increase for the three month period was an increase in average interest earning assets.

Net loan accretion income was $1.5 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021, a decrease of $492,000, or 25.0%. Total net loan accretion on acquired loans contributed 10 basis points to the net interest margin for the three months ended March 31, 2022 compared to 13 basis points for the three months ended March 31, 2021. We expect net loan accretion to continue to decline and estimate $879,000 in projected loan accretion for the remainder of 2022.

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

Provisions for loan and lease losses was $5.0 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $628,000, or 14.4%.

The ALLL as a percentage of loans and leases increased from 1.21% at December 31, 2021 to 1.24% at March 31, 2022.

Non-Interest Income

Non-interest income was $19.4 million for the three months ended March 31, 2022 compared to $15.7 million for the three months ended March 31, 2021, an increase of $3.7 million, or 23.4%. The increase was primarily due to an increase in net gains on sales of loans and increased swap income, offset by decreases to net realized gains on securities available-for-sale.

	Three Months Ended March 31,		QTD 2022 Compared to 2021
	2022	2021	$ Change	% Change
Fees and service charges on deposits	$1,884	$1,664	$220	13.2%
Loan servicing revenue	3,380	2,769	611	22.1%
Loan servicing asset revaluation	(1,231)	(1,505)	274	(18.2)%
ATM and interchange fees	1,049	1,012	37	3.6%
Net realized gains on securities available-for-sale	—	1,462	(1,462)	NM
Change in fair value of equity securities, net	(151)	(206)	55	(26.7)%
Net gains on sales of loans	10,827	8,319	2,508	30.1%
Wealth management and trust income	1,048	768	280	36.5%
Other non-interest income	2,620	1,459	1,161	79.6%
Total non-interest income	$19,426	$15,742	$3,684	23.4%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $1.9 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Increases are due to increases in deposits.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million and $2.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and 2021, the outstanding balance of guaranteed loans serviced was $1.7 billion and $1.6 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.2 million for the three months ended March 31, 2022 compared to a downward adjustment of $1.5 million for the three months ended March 31, 2021, a change of $274,000 due to changes in the fair value of the servicing asset.

Change in fair value of equity securities, net, was a decrease of $151,000 compared to a decrease of $206,000 for the three months ended March 31, 2022 and 2021, respectively. The amounts recorded during the periods were driven by market conditions.

Net gains on sales of loans were $10.8 million for the three months ended March 31, 2022 compared to $8.3 million for the three months ended March 31, 2021, an increase of $2.5 million, or 30.1%. We sold $102.3 million of U.S. government guaranteed loans during the three months ended March 31, 2022 compared to $73.9 million during the three months ended March 31, 2021.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.0 million for the three months ended March 31, 2022 compared to $768,000 for the three months ended March 31, 2021. Assets under administration were $589.1 million and $588.8 million as of March 31, 2022 and 2021, respectively.

Other non-interest income was $2.6 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, an increase of $1.1 million or 79.6%. The primary driver of the increase was increased customer derivative products income and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $44.6 million for the three months ended March 31, 2022 compared to $38.8 million for the three months ended March 31, 2021, an increase of $5.7 million, or 14.7%. The increase was primarily due to an increase in salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		QTD 2022 Compared to 2021
	2022	2021	$ Change	% Change
Salaries and employee benefits	$28,959	$21,806	$7,153	32.8%
Occupancy and equipment expense, net	5,128	5,779	(651)	(11.3)%
Impairment charge on assets held for sale	—	604	(604)	NM
Loan and lease related expenses	(891)	951	(1,842)	NM
Legal, audit and other professional fees	2,600	2,214	386	17.5%
Data processing	3,186	2,755	431	15.7%
Net loss recognized on other real estate owned and other related expenses	54	621	(567)	(91.2)%
Other intangible assets amortization expense	1,596	1,749	(153)	(8.7)%
Other non-interest expense	3,923	2,363	1,560	66.0%
Total non-interest expense	$44,555	$38,842	$5,713	14.7%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $29.0 million for the three months ended March 31, 2022 compared to $21.8 million for the three months ended March 31, 2021, an increase of $7.2 million, or 32.8%. The increase was primarily a result of new hires.

Occupancy and equipment expense was $5.1 million for the three months ended March 31, 2022 compared to $5.8 million for the three months ended March 31, 2021, a decrease of $651,000, or 11.3%. The decreases were a result of lower maintenance and depreciation expenses.

Recapture of loan and lease related expenses was $891,000 for the three months ended March 31, 2022 compared to $951,000 expense for the three months ended March 31, 2021, a decrease of $1.8 million. The change was mainly related to the recapture of government guaranteed loan expenses.

Legal, audit, and other professional fees were $2.6 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021, an increase of $386,000, or 17.5%. The increase was driven by increases in professional fees.

Data processing was $3.2 million for the three months ended March 31, 2022, compared to $2.8 million for the three months ended March 31, 2021, an increase of 431,000 or 15.7%. The increase was driven by increased software licensing costs and higher outside services.

Net loss recognized on other real estate owned and other related expenses was $54,000 for the three months ended March 31, 2022, compared to $621,000 for the three months ended March 31, 2021, a decrease of $567,000, or 91.2%. The decrease was primarily due to decreased valuation adjustments on other real estate owned assets.

Other intangible assets amortization expense was $1.6 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021, a decrease of $153,000, or 8.7%.

Other non-interest expense was $3.9 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021, an increase of $1.6 million or 66.0%. The increase was mostly due to higher provision for unfunded commitments.

Our efficiency ratio was 54.96% for the three months ended March 31, 2022 compared to 51.25% for the three months ended March 31, 2021. The change in our efficiency ratio for the three months ended March 31, 2022 was driven by an increase in our non-interest expense. Our adjusted efficiency ratio was 54.96% for the three months ended March 31, 2022 compared to 50.41% for the three months ended March 31, 2021.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2022 totaled $6.3 million compared to $7.4 million for the three months ended March 31, 2021, a decrease of $1.1 million of 14.6%. The decrease in income tax expense was principally due to income tax benefits related to share-based compensation. Our effective tax rate was 22.0% for the three months ended March 31, 2022 and 25.3% for the three months ended March 31, 2021. We expect our effective tax rate for 2022 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $138.5 million, or 2.1%, to $6.8 billion at March 31, 2022 compared to $6.7 billion at December 31, 2021. The increase in total assets includes an increase of $251.9 million, or 5.6%, in loans and leases from $4.5 billion at December 31, 2021 to $4.8 billion at March 31, 2022. Our originated loan and lease portfolio increased by $299.5 million and our acquired loan and lease portfolio decreased by $47.6 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans, offset by decrease in PPP loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $186.2 million, or 3.2%, to $6.0 billion at March 31, 2022 compared to $5.9 billion at December 31, 2021. Total deposits increased by $375.1 million, or 7.3%, driven by growth in non-interest-bearing deposits and money market accounts, partly offset by a decrease in time deposits. Other borrowings decreased by $208.3 million, or 40.1%, mainly due to a decrease in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2022 or December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $85.2 million, or 5.9%, from $1.5 billion at December 31, 2021 to $1.4 billion at March 31, 2022. The decrease was mainly attributed to decreases in the fair value of available-for-sale securities.

At March 31, 2022, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at March 31, 2022 and at December 31, 2021.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of March 31, 2022 or December 31, 2021.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$24,875	$24,225	$18,447	$18,476
U.S. Government agencies	149,164	140,240	141,096	139,390
Obligations of states, municipalities, and political subdivisions	83,786	82,128	86,454	89,636
Residential mortgage-backed securities
Agency	758,179	700,857	756,549	743,656
Non-agency	140,350	130,424	146,499	145,236
Commercial mortgage-backed securities
Agency	206,203	189,693	214,417	213,551
Corporate securities	65,798	65,142	65,814	67,346
Asset-backed securities	36,796	36,659	37,206	37,251
Total	$1,465,151	$1,369,368	$1,466,482	$1,454,542

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,882	$3,906	$3,885	$3,992
Total	$3,882	$3,906	$3,885	$3,992

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2022, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 223 investment securities with unrealized losses at March 31, 2022. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$1,998	2.78%	$22,877	1.38%	$—	0.00%	$—	0.00%
U.S. government agencies	2,000	2.80%	19,486	1.14%	98,965	1.18%	28,713	1.94%
Obligations of states, municipalities, and political subdivisions	6,012	2.46%	19,230	2.57%	19,498	2.95%	39,046	2.25%
Residential mortgage- backed securities
Agency	—	0.00%	8,532	1.74%	109,091	1.54%	640,556	1.36%
Non-agency	—	0.00%	—	0.00%	—	0.00%	140,350	2.13%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,157	1.66%	193,046	2.03%
Corporate securities	2,001	3.53%	9,573	2.57%	54,224	3.99%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	30,215	1.66%	6,581	1.71%
Total	$12,011	2.75%	$79,698	1.79%	$325,150	1.94%	$1,048,292	1.64%

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,174	2.50%	$2,708	2.68%	$—	0.00%	$—	0.00%
Total	$1,174	2.50%	$2,708	2.68%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

As of March 31, 2022, and December 31, 2021, investment securities indexed to LIBOR were $58.3 million and $58.2 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $59.1 million at March 31, 2022, a decrease of $2.6 million from December 31, 2021.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2022 or December 31, 2021.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2022 and December 31, 2021, we held $14.0 million and $22.0 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2022 and December 31, 2021.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2022 and December 31, 2021 were $4.8 billion and $4.5 billion, respectively, an increase of $251.9 million, or 5.6%. Originated loans were $4.4 billion at March 31, 2022, an increase of $299.5 million, or 7.3%, compared to $4.1 billion at December 31, 2021. Acquired impaired loans and acquired non-impaired loans and leases were $395.2 million at March 31, 2022, a decrease of $47.6 million, or 10.7%, compared to $442.8 million at December 31, 2021. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period. PPP loans decreased by $87.5 million during the quarter.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of March 31, 2022, the loan portfolio included $424.8 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 16.2% accommodation and food services, 15.1% retail trade, and 12.5% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,527,920	31.9%	$1,379,000	30.4%
Residential real estate	399,638	8.3%	379,796	8.4%
Construction, land development, and other land	351,519	7.3%	323,886	7.1%
Commercial and industrial	1,698,025	35.5%	1,534,745	33.8%
Paycheck Protection Program	36,260	0.8%	123,712	2.7%
Installment and other	945	0.0%	940	0.0%
Leasing financing receivables	379,527	7.9%	352,247	7.8%
Total originated loans and leases	$4,393,834	91.7%	$4,094,326	90.2%
Acquired impaired loans
Commercial real estate	$67,092	1.4%	$72,160	1.6%
Residential real estate	47,347	1.0%	49,401	1.1%
Construction, land development, and other land	1,357	0.0%	1,312	0.0%
Commercial and industrial	3,792	0.1%	4,014	0.1%
Installment and other	163	0.0%	164	0.0%
Total acquired impaired loans	$119,751	2.5%	$127,051	2.8%
Acquired non-impaired loans and leases
Commercial real estate	$184,353	3.8%	$214,588	4.7%
Residential real estate	47,735	1.0%	51,317	1.1%
Construction, land development, and other land	196	0.1%	201	0.1%
Commercial and industrial	37,794	0.8%	43,202	1.0%
Installment and other	248	0.0%	264	0.0%
Leasing financing receivables	5,157	0.1%	6,179	0.1%
Total acquired non-impaired loans and leases	$275,483	5.8%	$315,751	7.0%
Total loans and leases	$4,789,068	100.0%	$4,537,128	100.0%
Allowance for loan and lease losses	(59,458)		(55,012)
Total loans and leases, net of allowance for loan and lease losses	$4,729,610		$4,482,116

Loans collateralized by real estate comprised 54.8% and 54.5% of the loan and lease portfolio at March 31, 2022 and December 31, 2021, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2022 and December 31, 2021 and totaled $1.8 billion, or 67.7% of real estate loans and 37.1% of the total loan and lease portfolio at March 31, 2022. At December 31, 2021, commercial real estate loans totaled $1.7 billion and comprised 67.4% of real estate loans and 36.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $72.2 million as of December 31, 2021 to $67.1 million as of March 31, 2022, or 7.0%. At March 31, 2022 and December 31, 2021, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 314.7% and 302.5%, respectively. Non-owner occupied commercial real estate loans were $700.1 million and $637.1 million, or 89.9% and 84.6% of total capital, at March 31, 2022 and December 31, 2021, respectively.

Residential real estate loans totaled $494.7 million at March 31, 2022 compared to $480.5 million at December 31, 2021, an increase of $14.2 million, or 3.0%. The residential real estate loan portfolio comprised 18.8% and 19.4% of real estate loans as of March 31, 2022 and December 31, 2021, respectively, and 10.3% and 10.6% of total loans and leases at March 31, 2022 and December 31, 2021, respectively. Acquired impaired residential real estate loans decreased from $49.4 million at December 31, 2021 to $47.3 million at March 31, 2022, or 4.2%.

Construction, land development, and other land loans totaled $353.1 million at March 31, 2022 compared to $325.4 million at December 31, 2021, an increase of $27.7 million, or 8.5%. The construction, land development and other land loan portfolio comprised 13.5% and 13.2% of real estate loans at March 31, 2022 and December 31, 2021, respectively, and 7.4% and 7.2% of the total loan and lease portfolio at March 31, 2022 and December 31, 2021, respectively.

Commercial and industrial loans totaled $1.7 billion and $1.6 billion at March 31, 2022 and December 31, 2021, respectively, an increase of $157.7 million, or 10.0%. The commercial and industrial loan portfolio comprised 36.4% and 34.9% of the total loan and lease portfolio at March 31, 2022 and December 31, 2021, respectively.

Lease financing receivables comprised 8.0% and 7.9% of the loan and lease portfolio at March 31, 2022 and December 31, 2021, respectively. Total lease financing receivables were $384.7 million and $358.4 million at March 31, 2022 and December 31, 2021, respectively, an increase of $26.3 million, or 7.3%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2022 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$60,512	$113,890	$478,035	$270,902	$280,911	$143,489	$9,082	$171,099	$1,527,920
Residential real estate	9,999	15,453	74,165	56,714	75,077	99,427	64,179	4,624	399,638
Construction, land development, and other land	9,098	57,820	13,693	242,089	19,024	9,795	—	—	351,519
Commercial and industrial	23,257	312,250	183,651	760,060	121,718	254,440	33,416	9,233	1,698,025
Paycheck Protection Program	—	—	36,260	—	—	—	—	—	36,260
Installment and other	37	5	654	—	249	—	—	—	945
Leasing financing receivables	11,331	—	332,264	—	35,932	—	—	—	379,527
Total originated loans and leases	$114,234	$499,418	$1,118,722	$1,329,765	$532,911	$507,151	$106,677	$184,956	$4,393,834
Acquired impaired loans
Commercial real estate	$27,280	$1,434	$32,344	$—	$2,590	$2,056	$688	$700	$67,092
Residential real estate	8,294	327	20,198	482	8,107	636	6,696	2,607	47,347
Construction, land development, and other land	768	156	433	—	—	—	—	—	1,357
Commercial and industrial	833	77	2,439	55	—	388	—	—	3,792
Installment and other	—	—	40	—	123	—	—	—	163
Total acquired impaired loans	$37,175	$1,994	$55,454	$537	$10,820	$3,080	$7,384	$3,307	$119,751
Acquired non-impaired loans and leases
Commercial real estate	$16,586	$—	$74,700	$15,364	$22,755	$15,802	$4,662	$34,484	$184,353
Residential real estate	3,535	12,752	14,921	5,553	2,086	1,361	806	6,721	47,735
Construction, land development, and other land	196	—	—	—	—	—	—	—	196
Commercial and industrial	3,731	430	11,234	15,928	1,669	4,302	—	500	37,794
Installment and other	26	10	140	72	—	—	—	—	248
Leasing financing receivables	1,027	—	4,130	—	—	—	—	—	5,157
Total acquired non-impaired loans and leases	$25,101	$13,192	$105,125	$36,917	$26,510	$21,465	$5,468	$41,705	$275,483
Total loans and leases	$176,510	$514,604	$1,279,301	$1,367,219	$570,241	$531,696	$119,529	$229,968	$4,789,068

At March 31, 2022, 44.8% of the loan and lease portfolio bears interest at fixed rates and 55.2% at floating rates. In addition, $1.7 billion,, of the loan and lease portfolio has interest rate floors of which $1.2 billion were at the interest rate floor or had no floor as of March 31, 2022. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of March 31, 2022 we had $1.1 billion in loans indexed to LIBOR.

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

Total ALLL was $59.5 million at March 31, 2022 compared to $55.0 million at December 31, 2021, an increase of $4.4 million ,or 8.1%. The increase was primarily due to an increase in general reserves driven by loan and lease growth. Total ALLL to total loans and leases held for investment, net before ALLL, was 1.24% and 1.21% of total loans and leases at March 31, 2022 and December 31, 2021, respectively. The increase was primarily driven by an increase in the provision offset by an increase in loans and leases. As of March 31, 2022, approximately $33.0 million of the ALLL was allocated to unguaranteed loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(155)	(7)	(2)	(3)	—	—	—	(167)
Provision/(recapture) for acquired non-impaired loans and leases	(1,149)	11	-	(962)	—	—	(21)	(2,121)
Provision/(recapture) for originated loans	4,088	509	596	1,423	—	1	666	7,283
Total provision/(recapture)	$2,784	$513	$594	$458	$—	$1	$645	$4,995
Charge-offs for acquired impaired loans	—	—	—	-	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	—	—	—	-	—	—	—	—
Charge-offs for originated loans and leases	(240)	—	—	(463)	—	—	(363)	(1,066)
Total charge-offs	$(240)	$—	$—	$(463)	$—	$—	$(363)	$(1,066)
Recoveries for acquired impaired loans	-	2	—	26	—	—	-	28
Recoveries for acquired non-impaired loans and leases	-	—	—	—	—	—	16	16
Recoveries for originated loans and leases	244	2	—	94	—	—	133	473
Total recoveries	$244	$4	$—	$120	$—	$—	$149	$517
Less: Net charge-offs	(4)	(4)	—	343	—	—	214	549
Acquired impaired loans	1,655	1,001	1	387	—	2	—	3,046
Acquired non-impaired loans and leases	2,201	36	-	1,861	—	1	43	4,142
Originated loans and leases	15,850	1,108	1,115	30,996	—	7	3,194	52,270
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458
Ending ALLL balance
Acquired impaired loans	$1,655	$1,001	$1	$387	$—	$2	$—	$3,046
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,731	6	—	13,002	—	—	—	20,739
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,320	1,138	1,115	19,855	—	8	3,237	35,673
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458
Loans and leases ending balance
Acquired impaired loans	$67,092	$47,347	$1,357	$3,792	$—	$163	$—	$119,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,805	2,190	—	32,457	—	—	—	71,452
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,675,468	445,183	351,715	1,703,362	36,260	1,193	384,684	4,597,865
Total loans and leases at March 31, 2022, gross	$1,779,365	$494,720	$353,072	$1,739,611	$36,260	$1,356	$384,684	$4,789,068
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.02%	0.05%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.40%	0.99%	0.03%	0.08%	0.00%	0.00%	0.00%	2.50%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.77%	0.04%	0.00%	0.68%	0.00%	0.00%	0.00%	1.49%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.99%	9.30%	7.34%	35.57%	0.76%	0.02%	8.03%	96.01%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture) for acquired impaired loans	(416)	53	(34)	(238)	—	—	—	(635)
Provision/(recapture) for acquired non-impaired loans and leases	786	(14)	—	829	—	(1)	2	1,602
Provision/(recapture) for originated loans	2,236	(341)	(207)	1,356	—	(2)	358	3,400
Total provision/(recapture)	$2,606	$(302)	$(241)	$1,947	$—	$(3)	$360	$4,367
Charge-offs for acquired impaired loans	(1,255)	(11)	(326)	(88)	—	—	—	(1,680)
Charge-offs for acquired non-impaired loans and leases	(39)	—	—	(1,521)	—	—	(59)	(1,619)
Charge-offs for originated loans and leases	(583)	—	—	(1,279)	—	—	(305)	(2,167)
Total charge-offs	$(1,877)	$(11)	$(326)	$(2,888)	$—	$—	$(364)	$(5,466)
Recoveries for acquired impaired loans	5	2	—	1	—	—	—	8
Recoveries for acquired non-impaired loans and leases	59	2	—	38	—	—	39	138
Recoveries for originated loans and leases	121	—	—	21	—	—	54	196
Total recoveries	$185	$4	$—	$60	$—	$—	$93	$342
Less: Net charge-offs	1,692	7	326	2,828	—	—	271	5,124
Acquired impaired loans	2,208	530	5	1,412	—	—	—	4,155
Acquired non-impaired loans and leases	4,194	91	—	2,746	—	2	82	7,115
Originated loans and leases	14,096	1,470	780	36,144	—	10	1,820	54,320
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Ending ALLL balance
Acquired impaired loans	$2,208	$530	$5	$1,412	$—	$—	$—	$4,155
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,409	101	—	18,824	—	—	—	26,334
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,881	1,460	780	20,066	—	12	1,902	35,101
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Loans and leases ending balance
Acquired impaired loans	$96,059	$74,283	$1,992	$8,842	$—	$191	$—	$181,367
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,421	1,709	—	43,306	—	—	—	99,436
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,281,188	469,287	238,332	1,312,248	617,006	1,425	254,331	4,173,817
Total loans and leases at March 31, 2021, gross	$1,431,668	$545,279	$240,324	$1,364,396	$617,006	$1,616	$254,331	$4,454,620
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.11%	0.00%	0.03%	0.01%	0.00%	0.00%	0.00%	0.15%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.14%	0.00%	0.00%	0.00%	0.13%
Originated loans and leases	0.04%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.18%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.16%	1.67%	0.04%	0.20%	0.00%	0.00%	0.00%	4.07%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.22%	0.04%	0.00%	0.97%	0.00%	0.00%	0.00%	2.23%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	28.76%	10.53%	5.35%	29.46%	13.85%	0.03%	5.71%	93.70%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2022 and December 31, 2021 totaled $22.5 million and $25.2 million. The U.S. government guaranteed portion of non-performing loans totaled $1.8 million at March 31, 2022 and $3.3 million at December 31, 2021.

Total OREO increased from $2.1 million at December 31, 2021 to $2.2 million at March 31, 2022. The $109,000 increase in OREO resulted mostly from transfers to OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2022	2021
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$20,277	$23,130
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	20,277	23,130
Other real estate owned	2,221	2,112
Total non-performing assets	$22,498	$25,242
Accruing troubled debt restructured loans	$1,456	$1,927
Total non-performing loans and leases as a percentage of total loans and leases	0.42%	0.51%
Total non-accrual loans and leases as a percentage of total loans and leases	0.42%	0.51%
Total non-performing assets as a percentage of total assets	0.33%	0.38%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	293.23%	237.84%
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	293.23%	237.84%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$1,832	$3,270
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$1,832	$3,270
Accruing troubled debt restructured loans guaranteed	—	—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.39%	0.44%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.39%	0.44%
Total non-performing assets not guaranteed as a percentage of total assets	0.30%	0.33%

(1)
Includes $1.3 million and $1.5 million of non-accrual restructured loans at March 31, 2022 and December 31, 2021, respectively.
(2)
For the three months ended March 31, 2022, $314,000 in interest income would have been recorded had non-accrual loans been current.
(3)
For the three months ended March 31, 2022, $20,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans decreased by $2.9 million between December 31, 2021 and March 31, 2022 primarily due to payoffs and continued economic improvement.

Total accruing loans past due decreased from $34.1 million at December 31, 2021 to $29.0 million at March 31, 2022. This represents a decrease of $5.1 million, or 14.9%, and can be attributed to decreases in residential real estate and construction, land development and other land, offset by increases to commercial real estate. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

Deposits

Our loan and lease growth is funded primarily through core deposits. We gather deposits primarily through each of our 37 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile, and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at March 31, 2022 were $5.5 billion, representing an increase of $375.1 million, or 7.3%, compared to $5.2 billion at December 31, 2021, driven by an increase in non-interest bearing deposits. Non-interest-bearing deposits were $2.3 billion, or 41.3% of total deposits, at March 31, 2022, an increase of $123.2 million, or 5.7%, compared to $2.2 billion at December 31, 2021, or 41.9% of total deposits. Core deposits were 93.1% and 91.9% of total deposits at March 31, 2022 and December 31, 2021, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,248,035	0.00%	$1,924,178	0.00%
Interest checking	579,297	0.12%	546,730	0.15%
Money market accounts	1,255,431	0.15%	1,124,101	0.14%
Savings	649,269	0.05%	577,504	0.05%
Time deposits (below $100,000)	266,921	0.16%	302,554	0.62%
Time deposits ($100,000 and above)	395,159	0.26%	474,712	1.00%
Total	$5,394,112	0.08%	$4,949,779	0.12%

Our average cost of deposits was 0.08% during the three months ended March 31, 2022 compared to 0.12% during the three months ended March 31, 2021. These decreases were principally attributed to lower rates on interest-bearing deposits as a result the interest rate environment and an improved deposit mix. Our average non-interest bearing deposits to total average deposits ratios were 41.7% during the three months ended March 31, 2022 compared to 38.9% during the three months ended March 31, 2021. We had no brokered time deposits at March 31, 2022 and December 31, 2021, respectively. Our loan and lease to deposit ratio was 87.3% at March 31, 2022 compared to 89.3% at December 31, 2021.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of March 31, 2022 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$193,419	$46,267	$239,686	$18,517
Over three months through six months	151,203	32,184	183,387	13,934
Over six months through 12 months	97,316	26,806	124,122	12,556
Over 12 months	63,203	24,698	87,901	10,948
Total	$505,141	$129,955	$635,096	$55,955

Total estimated uninsured deposits, were $1.8 billion and $1.6 billion as of March 31, 2022 and December 31, 2021, respectively.

Borrowed Funds

During 2020, the Company issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that are currently amortized over 10 years.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At March 31, 2022 and December 31, 2021, we had an available borrowing capacity from the FHLB of $2.0 billion and $1.9 billion subject to the availability of collateral, respectively. At March 31, 2022, the Company had $280.0 million of FHLB advances with a maturities ranging from May 2022 to June 2022.

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

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2022 and December 31, 2021. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$260,056	$230,332
Maximum outstanding at any month-end period during the year	355,000	329,000
Balance outstanding at end of period	280,000	329,000
Weighted average interest rate during period	0.57%	0.22%
Weighted average interest rate at end of period	0.49%	0.22%
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$—	$381,288
Maximum outstanding at any month-end period during the year	—	439,066
Balance outstanding at end of period	—	387,647
Weighted average interest rate during period	N/A	0.37%
Weighted average interest rate at end of period	N/A	0.35%
Line of credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period(1)	N/A	N/A

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

Securities sold under agreements to repurchase increased by $1.7 million, from $29.7 million at December 31, 2021 to $31.4 million at March 31, 2022.

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

As of March 31, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.3 billion and $748.0 million from the Federal Reserve Bank (“FRB”). As of March 31, 2022, Byline Bank had open FHLB advances of $280.0 million and open letters of credit of $19.7 million, leaving us with available aggregate borrowing capacity of $354.4 million. In addition, Byline Bank had uncommitted federal funds lines available of $115.0 million at March 31, 2022.

As of December 31, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $2.3 billion and $603.0 million from the FRB. As of December 31, 2021, Byline Bank had open advances of $490.0 million and open letters of credit of $19.7 million, leaving us with available aggregate borrowing capacity of $715.4 million based on collateral pledged. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million at December 31, 2021.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 7, 2022. The amended revolving line of credit bears interest at either the LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2022 and December 31, 2021, the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2022 was $788.7 million compared to $836.4 million at December 31, 2021, a decrease of $47.7 million, or 5.7%. The decrease was primarily driven by the increase in accumulated other comprehensive loss during the three months ended March 31, 2022, reflecting the unrealized losses in our available-for-sale securities portfolio, the redemption of preferred stock and the increase of treasury shares under the share repurchase program. Offset by an increase in retained earnings.

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

As of March 31, 2022, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2022 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$837,188	13.72%	$488,018	8.00%	N/A	N/A
Bank	779,153	12.81%	486,427	8.00%	$608,034	10.00%
Tier 1 capital to risk weighted assets:
Company	$700,728	11.49%	$366,013	6.00%	N/A	N/A
Bank	717,693	11.80%	364,820	6.00%	$486,427	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$655,728	10.75%	$274,510	4.50%	N/A	N/A
Bank	717,693	11.80%	273,615	4.50%	$395,222	6.50%
Tier 1 capital to average assets:
Company	$700,728	10.70%	$261,913	4.00%	N/A	N/A
Bank	717,693	10.97%	261,750	4.00%	$327,187	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$830,262	14.70%	$451,903	8.00%	N/A	N/A
Bank	753,480	13.38%	450,470	8.00%	$563,087	10.00%
Tier 1 capital to risk weighted assets:
Company	$698,846	12.37%	$338,927	6.00%	N/A	N/A
Bank	697,064	12.38%	337,852	6.00%	$450,470	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$643,408	11.39%	$254,195	4.50%	N/A	N/A
Bank	697,064	12.38%	253,389	4.50%	$366,007	6.50%
Tier 1 capital to average assets:
Company	$698,846	10.89%	$256,657	4.00%	N/A	N/A
Bank	697,064	10.87%	256,478	4.00%	$320,597	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2022.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2022 the Company received $6.0 million in cash dividends from Byline Bank. For the year ended December 31, 2021, the Company received $24.0 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, dividends on the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

We purchased 282,819 shares at a cost of $7.6 million under our stock repurchase program during the three months ended March 31, 2022. We purchased 332,744 shares at a cost of $6.4 million under this program during the three months ended March 31, 2021. The program is in effect until December 31, 2022, unless terminated earlier.

On April 28, 2022, we announced that our Board of Directors declared a cash dividend on its common stock of $0.09 per share. The dividend will paid on May 23, 2022 to stockholders of record on May 9, 2022.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2045. Variable rate loan commitments have interest rates ranging from 1.25% to 15.00% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2022 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2022
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$450,000	$21,782	$—
Other interest rate swaps—pay fixed, receive floating	488,064	7,331	(7,474)
Other credit derivatives	7,350	—	(1)

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include impairment charges on assets held for sale, and right-of-use asset ("ROU") adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
•
“Net interest income, fully taxable-equivalent” and “net interest margin, fully taxable-equivalent” are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.
•
“Total revenue” is the combination of net interest income and non-interest income. Management believes the metric is an important measure of the Company's operating performance on an ongoing basis.
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
•
“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for loan and lease losses. Management believes this metric demonstrates income excluding the tax provision or benefit and the provision for loan and lease losses, and enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
•
“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale, and ROU asset. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for loan and lease losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for loan and lease losses. “Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale, and ROU asset.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Net income and earnings per share excluding significant items
Reported Net Income	$22,311	$21,798
Significant items:
Impairment charges on assets held for sale	—	604
Tax benefit	—	(165)
Adjusted Net Income	$22,311	$22,237
Reported Diluted Earnings per Share	$0.58	$0.56
Significant items:
Impairment charges on assets held for sale	—	0.02
Tax benefit	—	(0.01)
Adjusted Diluted Earnings per Share	$0.58	$0.57

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Adjusted non-interest expense:
Non-interest expense	$44,555	$38,842
Less significant items:
Impairment charges on assets held for sale	—	604
Adjusted non-interest expense	$44,555	$38,238
Adjusted non-interest expense excluding amortization of intangible assets
Adjusted non-interest expense	$44,555	$38,238
Less: Amortization of intangible assets	1,596	1,749
Adjusted non-interest expense excluding amortization of intangible assets	$42,959	$36,489
Pre-tax pre-provision net income:
Pre-tax income	$28,612	$29,173
Add: Provision for loan and lease losses	4,995	4,367
Pre-tax pre-provision net income	$33,607	$33,540
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$33,607	$33,540
Impairment charges on assets held for sale	—	604
Adjusted pre-tax pre-provision net income	$33,607	$34,144
Tax Equivalent Net Interest Income
Net interest income	$58,736	$56,640
Add: Tax-equivalent adjustment	236	250
Net interest income, fully taxable equivalent	$58,972	$56,890
Total revenues:
Net interest income	$58,736	$56,640
Add: non-interest income	19,426	15,742
Total revenues	$78,162	$72,382
Tangible common stockholders' equity:
Total stockholders' equity	$788,671	793,795
Less: Preferred stock	—	10,438
Less: Goodwill and other intangibles	163,962	170,882
Tangible common stockholders' equity	$624,709	$612,475
Tangible assets:
Total assets	$6,834,636	$6,750,125
Less: Goodwill and other intangibles	163,962	170,882
Tangible assets	$6,670,674	$6,579,243
Average tangible common stockholders' equity:
Average total stockholders' equity	$832,161	$806,452
Less: Average preferred stock	9,974	10,438
Less: Average goodwill and other intangibles	164,837	171,795
Average tangible common stockholders' equity	$657,350	$624,219
Average tangible assets:
Average total assets	$6,705,986	$6,587,765
Less: Average goodwill and other intangibles	164,837	171,795
Average tangible assets	$6,541,149	$6,415,970
Tangible net income available to common stockholders:
Net income available to common stockholders	$22,115	$21,602
Add: After-tax intangible asset amortization	1,163	1,272
Tangible net income available to common stockholders	$23,278	$22,874
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$23,278	$22,874
Impairment charges on assets held for sale	—	604
Tax benefit on significant items	—	(165)
Adjusted tangible net income available to common stockholders	$23,278	$23,313

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2022	2021
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$33,607	$33,540
Average total assets	6,705,986	6,587,765
Pre-tax pre-provision return on average assets	2.03%	2.06%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$33,607	$34,144
Average total assets	6,705,986	6,587,765
Adjusted pre-tax pre-provision return on average assets:	2.03%	2.10%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$58,972	$56,890
Total average interest-earning assets	6,253,889	6,097,712
Net interest margin, fully taxable equivalent	3.82%	3.78%
Non-interest income to total revenues:
Non-interest income	$19,426	$15,742
Total revenues	78,162	72,382
Non-interest income to total revenues	24.85%	21.75%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$44,555	$38,238
Average total assets	6,705,986	6,587,765
Adjusted non-interest expense to average assets	2.69%	2.35%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$42,959	$36,489
Total revenues	78,162	72,382
Adjusted efficiency ratio	54.96%	50.41%
Adjusted return on average assets:
Adjusted net income	$22,311	$22,237
Average total assets	6,705,986	6,587,765
Adjusted return on average assets	1.35%	1.37%
Adjusted return on average stockholders' equity:
Adjusted net income	$22,311	$22,237
Average stockholders' equity	832,161	806,452
Adjusted return on average stockholders' equity	10.87%	11.18%
Tangible common equity to tangible assets:
Tangible common equity	$624,709	$612,475
Tangible assets	6,670,674	6,579,243
Tangible common equity to tangible assets	9.36%	9.31%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$23,278	$22,874
Average tangible common stockholders' equity	657,350	624,219
Return on average tangible common stockholders' equity	14.36%	14.86%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$23,278	$23,313
Average tangible common stockholders' equity	657,350	624,219
Adjusted return on average tangible common stockholders' equity	14.36%	15.15%
Tangible book value per share:
Tangible common equity	$624,709	$612,475
Common shares outstanding	37,811,582	38,641,851
Tangible book value per share	$16.52	$15.85

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of March 31, 2022, we had a notional amount of $938.1 million of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2022 is presented below. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points
Year 1
Percentage change	25.5%	17.4%	8.5%	-5.2%
Dollar amount	$295,088	$276,113	$255,064	$222,897
Year 2
Percentage change	34.8%	23.6%	11.7%	-9.0%
Dollar amount	$337,941	$309,896	$279,919	$228,023

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 0.8% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 1.6% and 3.1% increases to net interest income, respectively, over the next 12 months.

The Bank's aggregate interest rate risk exposure is monitored and managed within board-approved policy limits. The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted including the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2021 that was filed with the SEC on March 7, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. On July 27, 2021, our Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, we are authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
January 1 - January 31, 2022	—	$—	—	1,168,292
February 1 - February 28, 2022	344,493	26.88	192,019	976,273
March 1 - March 31, 2022	103,391	26.89	90,800	885,473
Total	447,884	$26.88	282,819
(1)
Also includes 165,065 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 6, 2022	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)