Form 10-Q
period 2022-06-30
BYLINE BANCORP, INC.
filed 2022-08-04
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,503,684 shares outstanding as of August 2, 2022

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$58,844	$35,247
Interest bearing deposits with other banks	83,057	122,684
Cash and cash equivalents	141,901	157,931
Equity and other securities, at fair value	7,860	10,578
Securities available-for-sale, at fair value	1,273,138	1,454,542
Securities held-to-maturity, at amortized cost (fair value at June 30, 2022—$3,876, December 31, 2021 —$3,992)	3,880	3,885
Restricted stock, at cost	30,002	22,002
Loans held for sale	17,284	64,460
Loans and leases:
Loans and leases	5,168,071	4,537,128
Allowance for loan and lease losses	(62,436)	(55,012)
Net loans and leases	5,105,635	4,482,116
Servicing assets, at fair value	22,155	23,744
Premises and equipment, net	60,773	62,548
Other real estate owned, net	4,749	2,112
Goodwill and other intangible assets, net	162,094	165,558
Bank-owned life insurance	81,100	80,039
Deferred tax assets, net	78,950	50,329
Accrued interest receivable and other assets	142,196	116,328
Total assets	$7,131,717	$6,696,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,180,927	$2,158,420
Interest-bearing deposits	3,207,450	2,996,627
Total deposits	5,388,377	5,155,047
Other borrowings	748,092	519,723
Subordinated notes, net	73,604	73,517
Junior subordinated debentures issued to capital trusts, net	37,123	36,906
Accrued interest payable and other liabilities	119,360	74,597
Total liabilities	6,366,556	5,859,790
STOCKHOLDERS’ EQUITY
Preferred stock	—	10,438
Common stock	388	387
Additional paid-in capital	595,938	593,753
Retained earnings	307,278	271,676
Treasury stock, at cost	(47,181)	(31,570)
Accumulated other comprehensive loss, net of tax	(91,262)	(8,302)
Total stockholders’ equity	765,161	836,382
Total liabilities and stockholders’ equity	$7,131,717	$6,696,172

	June 30, 2022		December 31, 2021
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	—	39,535,837	10,438	39,203,747
Shares outstanding	—	37,669,102	10,438	37,713,903
Treasury shares	—	1,866,735	—	1,489,844

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$59,674	$54,324	$115,100	$108,132
Interest on securities	6,264	6,359	12,419	12,448
Other interest and dividend income	608	628	845	890
Total interest and dividend income	66,546	61,311	128,364	121,470
INTEREST EXPENSE
Deposits	2,128	1,058	3,215	2,479
Other borrowings	1,097	482	1,492	984
Subordinated notes and debentures	1,694	1,597	3,294	3,193
Total interest expense	4,919	3,137	8,001	6,656
Net interest income	61,627	58,174	120,363	114,814
PROVISION/(RECAPTURE) FOR LOAN AND LEASE LOSSES	5,908	(1,969)	10,903	2,398
Net interest income after provision/(recapture) for loan and lease losses	55,719	60,143	109,460	112,416
NON-INTEREST INCOME
Fees and service charges on deposits	2,059	1,768	3,943	3,432
Loan servicing revenue	3,384	3,188	6,764	5,957
Loan servicing asset revaluation	(4,636)	7	(5,867)	(1,498)
ATM and interchange fees	1,131	1,044	2,180	2,056
Net realized gains (losses) on securities available-for-sale	52	(136)	52	1,326
Change in fair value of equity securities, net	(697)	517	(732)	311
Net gains on sales of loans	9,983	12,270	20,810	20,589
Wealth management and trust income	900	722	1,948	1,490
Other non-interest income	1,985	1,622	4,489	3,081
Total non-interest income	14,161	21,002	33,587	36,744
NON-INTEREST EXPENSE
Salaries and employee benefits	27,697	24,588	56,656	46,394
Occupancy and equipment expense, net	4,409	4,856	9,537	10,635
Impairment charge on assets held for sale	—	1,943	—	2,547
Loan and lease related expenses	942	1,503	51	2,454
Legal, audit and other professional fees	1,820	2,898	4,420	5,112
Data processing	3,396	2,847	6,582	5,602
Net loss recognized on other real estate owned and other related expenses	158	389	212	1,010
Other intangible assets amortization expense	1,868	1,848	3,464	3,597
Other non-interest expense	3,483	2,109	7,406	4,472
Total non-interest expense	43,773	42,981	88,328	81,823
INCOME BEFORE PROVISION FOR INCOME TAXES	26,107	38,164	54,719	67,337
PROVISION FOR INCOME TAXES	5,824	9,672	12,125	17,047
NET INCOME	20,283	28,492	42,594	50,290
Dividends on preferred shares	—	195	196	391
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,283	$28,297	$42,398	$49,899
EARNINGS PER COMMON SHARE
Basic	$0.55	$0.75	$1.14	$1.31
Diluted	$0.54	$0.73	$1.12	$1.29

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$20,283	$28,492	$42,594	$50,290
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(54,828)	15,694	(138,671)	(24,437)
Reclassification adjustments for net (gains) losses included in net income	(52)	136	(52)	(1,326)
Tax effect	14,889	(4,409)	37,636	7,173
Net of tax	(39,991)	11,421	(101,087)	(18,590)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	6,914	(4,037)	24,557	955
Reclassification adjustments for net losses included in net income	109	21	319	42
Tax effect	(1,906)	1,119	(6,749)	(277)
Net of tax	5,117	(2,897)	18,127	720
Total other comprehensive income (loss)	(34,874)	8,524	(82,960)	(17,870)
Comprehensive income (loss)	$(14,591)	$37,016	$(40,366)	$32,420

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	22,311	—	—	22,311
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(48,086)	(48,086)
Issuance of common stock upon exercise of stock options	—	—	117,254	—	(9)	—	(872)	—	(881)
Restricted stock activity, net	—	—	263,283	1	(1)	—	(700)	—	(700)
Return of common stock in connection with employee stock purchase plan	—	—	(39)	—	(1)	—	—	—	(1)
Redemption of preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,394)	—	—	(3,394)
Repurchase of common stock	—	—	(282,819)	—	—	—	(7,590)	—	(7,590)
Share-based compensation expense	—	—	—	—	1,264	—	—	—	1,264
Balance, March 31, 2022	—	$—	37,811,582	$388	$595,006	$290,397	$(40,732)	$(56,388)	$788,671
Net income	—	—	—	—	—	20,283	—	—	20,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(34,874)	(34,874)
Issuance of common stock upon exercise of stock options	—	—	86,001	—	(590)	—	(939)	—	(1,529)
Restricted stock activity, net	—	—	(19,046)	—	(31)	—	(518)	—	(549)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,565	—	—	—	537	—	537
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,402)	—	—	(3,402)
Repurchase of common stock	—	—	(232,000)	—	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	—	—	1,553	—	—	—	1,553
Balance, June 30, 2022	—	$—	37,669,102	$388	$595,938	$307,278	$(47,181)	$(91,262)	$765,161

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,594	$50,290
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	10,903	2,398
Impairment loss on assets held for sale	—	2,547
Depreciation and amortization of premises and equipment	2,239	3,146
Net amortization of securities	2,396	4,505
Net change in fair value of equity securities, net	732	(311)
Net realized gains on securities available-for-sale	(52)	(1,326)
Net gains on sales and valuation adjustments of premises and equipment	(16)	(282)
Net gains on sales of loans	(20,810)	(20,589)
Originations of U.S. government guaranteed loans	(176,380)	(194,507)
Proceeds from U.S. government guaranteed loans sold	231,405	240,323
Accretion of premiums and discounts on acquired loans, net	(2,859)	(3,363)
Net change in servicing assets	1,589	(2,641)
Net losses (gains) on sales and valuation adjustments of other real estate owned	(25)	869
Net amortization of other acquisition accounting adjustments	3,464	3,563
Amortization of subordinated debt issuance cost	87	87
Accretion of junior subordinated debentures discount	217	231
Share-based compensation expense	2,817	1,857
Deferred tax provision, net of valuation	2,265	3,950
Increase in cash surrender value of bank owned life insurance	(1,059)	(619)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(12,177)	(6,698)
Accrued interest payable and other liabilities	65,560	(15,603)
Net cash provided by operating activities	152,890	67,827
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(74,561)	(490,527)
Proceeds from maturities and calls of securities available-for-sale	19,315	25,867
Proceeds from paydowns of securities available-for-sale	83,987	198,969
Proceeds from sales of securities available-for-sale	13,006	280,962
Proceeds from maturities and calls of securities held-to-maturity	—	500
Purchases of Federal Home Loan Bank stock, net	(8,000)	(1,420)
Net change in loans and leases	(634,619)	(133,221)
Purchases of premises and equipment	(2,673)	(1,136)
Proceeds from sales of premises and equipment	28	296
Proceeds from sales of assets held for sale	2,268	2,798
Proceeds from sales of other real estate owned	225	1,500
Investment in bank owned life insurance	—	(50,000)
Net cash used in investing activities	(601,024)	(165,412)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$233,330	$340,198
Proceeds from short-term borrowings	12,387,000	7,206,000
Repayments of short-term borrowings	(12,182,000)	(7,328,000)
Proceeds from Paycheck Protection Program Liquidity Facility ("PPPLF") advances	—	196,679
Repayments of PPPLF advances	—	(263,929)
Net increase (decrease) in securities sold under agreements to repurchase	23,369	(11,815)
Dividends paid on preferred stock	(196)	(391)
Dividends paid on common stock	(6,769)	(4,584)
Proceeds from issuance of common stock	927	1,159
Redemption of preferred stock	(10,438)	—
Repurchases of common stock	(13,119)	(18,456)
Net cash provided by financing activities	432,104	116,861
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,030)	19,276
CASH AND CASH EQUIVALENTS, beginning of period	157,931	83,420
CASH AND CASH EQUIVALENTS, end of period	$141,901	$102,696
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,118	$6,913
Cash paid during the period for taxes	$15,156	$11,062
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$2,837	$436
Common dividend declared, not paid	$27	$50

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019.

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

Adopted Accounting Pronouncement

Income Taxes (Topic 740)—On January 1, 2022, the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing the following: the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; the exception to the requirement to or not to recognize a deferred tax liability for a foreign entity when it becomes an equity method investment or it becomes a subsidiary, respectively; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the ASU change current authoritative guidance by requiring the recognition of franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring an evaluation when a step up in the tax basis of goodwill should be considered part the of business combination; specifying that it is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Adoption of the provisions of ASU No. 2019-12 did not impact our financial result for the three or six months ended June 30, 2022.

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

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022. Banking regulators have provided guidance which prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At June 30, 2022, $1.0 billion of loans, derivatives with a notional amount of $466.9 million, and securities available for sale with a fair value of $47.7 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures carrying value of $37.1 million were also tied to LIBOR.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,721	$—	$(939)	$31,782
U.S. Government agencies	148,844	371	(13,696)	135,519
Obligations of states, municipalities, and political subdivisions	82,261	108	(4,916)	77,453
Residential mortgage-backed securities
Agency	741,009	25	(85,572)	655,462
Non-agency	135,928	—	(18,191)	117,737
Commercial mortgage-backed securities
Agency	198,007	—	(24,900)	173,107
Corporate securities	48,328	21	(2,388)	45,961
Asset-backed securities	36,703	22	(608)	36,117
Total	$1,423,801	$547	$(151,210)	$1,273,138

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,880	$7	$(11)	$3,876
Total	$3,880	$7	$(11)	$3,876

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$37	$(8)	$18,476
U.S. Government agencies	141,096	661	(2,367)	139,390
Obligations of states, municipalities, and political subdivisions	86,454	3,238	(56)	89,636
Residential mortgage-backed securities
Agency	756,549	2,122	(15,015)	743,656
Non-agency	146,499	4	(1,267)	145,236
Commercial mortgage-backed securities
Agency	214,417	2,795	(3,661)	213,551
Corporate securities	65,814	1,586	(54)	67,346
Asset-backed securities	37,206	49	(4)	37,251
Total	$1,466,482	$10,492	$(22,432)	$1,454,542

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$107	$—	$3,992
Total	$3,885	$107	$—	$3,992

The Company did not classify securities as trading during the six months ended June 30, 2022 or during 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$31,782	$(939)	$—	$—	$31,782	$(939)
U.S. Government agencies	16	45,627	(3,195)	71,078	(10,501)	116,705	(13,696)
Obligations of states, municipalities and political subdivisions	54	57,133	(4,916)	—	—	57,133	(4,916)
Residential mortgage-backed securities
Agency	95	212,418	(17,737)	432,353	(67,835)	644,771	(85,572)
Non-agency	19	100,359	(14,574)	17,377	(3,617)	117,736	(18,191)
Commercial mortgage-backed securities
Agency	47	104,174	(11,233)	62,360	(13,667)	166,534	(24,900)
Corporate securities	23	42,463	(2,388)	—	—	42,463	(2,388)
Asset-backed securities	6	31,404	(608)	—	—	31,404	(608)
Total	266	$625,360	$(55,590)	$583,168	$(95,620)	$1,208,528	$(151,210)
Held-to-maturiy
Obligations of states, municipalities, and political subdivisions	3	$2,088	$(11)	$—	$—	$2,088	$(11)
Total	3	$2,088	$(11)	$—	$—	$2,088	$(11)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$9,946	$(8)	$—	$—	$9,946	$(8)
U.S. Government agencies	10	64,585	(1,590)	19,223	(777)	83,808	(2,367)
Obligations of states, municipalities and political subdivisions	3	9,507	(56)	—	—	9,507	(56)
Residential mortgage-backed securities
Agency	51	612,280	(13,894)	25,412	(1,121)	637,692	(15,015)
Non-agency	14	96,372	(1,257)	761	(10)	97,133	(1,267)
Commercial mortgage-backed securities
Agency	19	64,473	(1,994)	37,063	(1,667)	101,536	(3,661)
Corporate securities	3	7,502	(54)	—	—	7,502	(54)
Asset-backed securities	3	15,978	(4)	—	—	15,978	(4)
Total	104	$880,643	$(18,857)	$82,459	$(3,575)	$963,102	$(22,432)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 266 securities available-for-sale with unrealized losses at June 30, 2022. There were three securities held-to-maturity with unrealized losses at June 30, 2022. The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three and six months ended June 30, 2022 and 2021 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Proceeds	$13,006	$97,549	$13,006	$186,850
Gross gains	62	769	62	2,395
Gross losses	10	905	10	1,069

There were $52,000 in net gains on sales of securities reclassified from accumulated other comprehensive income into earnings during the three and six months ended June 30, 2022. There were $136,000 in net losses and $1.3 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2021, respectively.

Securities posted and pledged as collateral were $378.6 million and $332.3 million at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $297.9 million and $277.1 million, respectively, and for customer repurchase agreements of $62.5 million and $38.8 million, respectively. At June 30, 2022 and December 31, 2021, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2022, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$6,756	$6,766
Due from one to five years	80,510	78,083
Due from five to ten years	187,727	175,797
Due after ten years	73,864	66,186
Mortgage-backed securities	1,074,944	946,306
Total	$1,423,801	$1,273,138
Held-to-maturity
Due in one year or less	$1,718	$1,720
Due from one to five years	2,162	2,156
Total	$3,880	$3,876

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2022	2021
Commercial real estate	$1,896,733	$1,663,256
Residential real estate	480,728	480,236
Construction, land development, and other land	437,090	327,143
Commercial and industrial	1,895,909	1,580,235
Paycheck Protection Program ("PPP")	10,684	127,184
Installment and other	1,268	1,322
Lease financing receivables	437,535	354,135
Total loans and leases	5,159,947	4,533,511
Net unamortized deferred fees and costs	3,288	(674)
Initial direct costs	4,836	4,291
Allowance for loan and lease losses	(62,436)	(55,012)
Net loans and leases	$5,105,635	$4,482,116

	June 30,	December 31,
	2022	2021
Lease financing receivables
Net minimum lease payments	$432,501	$352,948
Unguaranteed residual values	38,823	27,953
Unearned income	(33,789)	(26,766)
Total lease financing receivables	437,535	354,135
Initial direct costs	4,836	4,291
Lease financing receivables before allowance for lease losses	$442,371	$358,426

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At June 30, 2022 and December 31, 2021, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $139.1 million and $231.2 million, respectively. At June 30, 2022 and December 31, 2021, the discount on the unguaranteed portion of U.S. government guaranteed loans was $27.9 million and $28.3 million, respectively, which are included in total loans and leases. At June 30, 2022 and December 31, 2021, installment and other loans included overdraft deposits of $1.3 million and $445,000, respectively, which were reclassified as loans. At June 30, 2022 and December 31, 2021, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $1.9 billion, respectively.

The minimum annual lease payments for lease financing receivables as of June 30, 2022 are summarized as follows:

Minimum Lease Payments
2022	$68,362
2023	131,397
2024	105,185
2025	74,315
2026	42,058
Thereafter	11,184
Total	$432,501

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2022 and December 31, 2021:

June 30, 2022	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,672,438	$60,075	$167,425	$1,899,938
Residential real estate	401,095	39,902	40,174	481,171
Construction, land development, and other land	434,132	1,184	191	435,507
Commercial and industrial	1,861,582	3,232	32,569	1,897,383
Paycheck Protection Program	10,391	—	—	10,391
Installment and other	926	157	227	1,310
Lease financing receivables	438,379	—	3,992	442,371
Total loans and leases	$4,818,943	$104,550	$244,578	$5,168,071

December 31, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,379,000	$72,160	$214,588	$1,665,748
Residential real estate	379,796	49,401	51,317	480,514
Construction, land development, and other land	323,886	1,312	201	325,399
Commercial and industrial	1,534,745	4,014	43,202	1,581,961
Paycheck Protection Program	123,712	—	—	123,712
Installment and other	940	164	264	1,368
Lease financing receivables	352,247	—	6,179	358,426
Total loans and leases	$4,094,326	$127,051	$315,751	$4,537,128

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.5 million and $3.2 million, at June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$100,591	$60,075	$113,257	$72,160
Residential real estate	84,958	39,902	95,056	49,401
Construction, land development, and other land	7,941	1,184	8,571	1,312
Commercial and industrial	5,268	3,232	10,201	4,014
Installment and other	829	157	858	164
Total acquired impaired loans	$199,587	$104,550	$227,943	$127,051

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$16,601	$25,262	$18,595	$27,696
Accretion to interest income	(2,503)	(3,109)	(4,816)	(6,816)
Reclassification from nonaccretable difference, net	(569)	2,321	(250)	3,594
Ending balance	$13,529	$24,474	$13,529	$24,474

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$171,467	$167,425	$219,277	$214,588
Residential real estate	40,595	40,174	51,839	51,317
Construction, land development, and other land	255	191	265	201
Commercial and industrial	33,977	32,569	44,827	43,202
Installment and other	235	227	273	264
Lease financing receivables	4,002	3,992	6,199	6,179
Total acquired non-impaired loans and leases	$250,531	$244,578	$322,680	$315,751

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2022 and 2021 are as follows:

June 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458
Provision	566	339	676	3,852	—	1	474	5,908
Charge-offs	(497)	—	—	(2,654)	—	—	(324)	(3,475)
Recoveries	43	5	—	293	—	—	204	545
Ending balance	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Six months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Provision/(recapture)	3,350	852	1,270	4,310	—	2	1,119	10,903
Charge-offs	(737)	—	—	(3,117)	—	—	(687)	(4,541)
Recoveries	287	9	—	413	—	—	353	1,062
Ending balance	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Ending balance:
Individually evaluated for impairment	$6,002	$—	$—	$11,337	$—	$—	$—	$17,339
Collectively evaluated for impairment	12,576	1,680	1,764	23,012	—	8	3,591	42,631
Loans acquired with deteriorated credit quality	1,240	809	28	386	—	3	—	2,466
Total allowance for loan and lease losses	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$45,200	$5,188	$5,541	$27,770	$—	$—	$—	$83,699
Collectively evaluated for impairment	1,794,663	436,081	428,782	1,866,381	10,391	1,153	442,371	4,979,822
Loans acquired with deteriorated credit quality	60,075	39,902	1,184	3,232	—	157	—	104,550
Total loans and leases	$1,899,938	$481,171	$435,507	$1,897,383	$10,391	$1,310	$442,371	$5,168,071

June 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$65,590
Provision/(recapture)	(823)	(730)	(166)	(502)	—	(3)	255	(1,969)
Charge-offs	(202)	—	—	(1,829)	—	—	(385)	(2,416)
Recoveries	68	3	—	313	—	—	130	514
Ending balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Six months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	1,783	(1,032)	(407)	1,444	—	(6)	616	2,398
Charge-offs	(2,080)	(11)	(326)	(4,716)	—	—	(749)	(7,882)
Recoveries	254	7	—	373	—	—	222	856
Ending balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending balance:
Individually evaluated for impairment	$7,607	$52	$—	$17,931	$—	$—	$—	$25,590
Collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Loans acquired with deteriorated credit quality	2,191	334	8	1,337	—	—	—	3,870
Total allowance for loan and lease losses	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719

June 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$54,182	$1,421	$—	$39,516	$—	$—	$—	$95,119
Collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Loans acquired with deteriorated credit quality	91,313	67,401	2,008	7,444	—	180	—	168,346
Total loans and leases	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457

The Company increased the allowance for loan and lease losses by $3.0 million and $7.4 million for the three and six months ended June 30, 2022, and decreased it by $3.9 million and $4.6 million for the three and six months ended June 30, 2021. For acquired impaired loans, the Company decreased the allowance by $580,000 and $719,000 for the three and six months ended June 30, 2022. For acquired impaired loans, the Company decreased the allowance by $285,000 and $2.6 million for the three and six months ended June 30, 2021, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company decreased the allowance for loan and lease losses by $3.4 million and $3.7 million, for the three and six months ended June 30, 2022, respectively. The Company decreased the allowance on loans individually evaluated for impairment by $744,000 and increased it by $1.6 million for the three and six months ended June 30, 2021.

For loans and leases collectively evaluated for impairment, the Company increased allowance for loan and lease losses by $7.0 million and $11.8 million for the three and six months ended June 30, 2022, respectively. For loans collectively evaluated for impairment, the Company decreased the allowance for loan and lease losses by $2.8 million and $3.7 million for the three and six months ended June 30, 2021, respectively. The increase in allowance for loan and lease losses collectively evaluated for impairment was mainly driven by changes to qualitative factors surrounding macroeconomic environment and rising interest rates, as well as growth in the loan and lease portfolio.

An allowance for loan and lease loss allocation has not been made for PPP loans as these loans are fully guaranteed by the Small Business Administration ("SBA"). On a quarterly basis, the Company assesses the collectability of its government guarantee loan and lease portfolio using historical loss experience in its small business lending unit.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases losses considered impaired as of June 30, 2022 and December 31, 2021, which exclude acquired impaired loans. For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

June 30, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$21,037	$22,445	$—
Residential real estate	5,188	5,318	—
Construction, land development, and other land	5,541	5,541	—
Commercial and industrial	10,355	12,069	—
With an allowance recorded
Commercial real estate	24,163	26,018	6,002
Commercial and industrial	17,415	18,497	11,337
Total impaired loans	$83,699	$89,888	$17,339

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$17,233	$19,252	$—
Residential real estate	1,802	1,919	—
Commercial and industrial	16,624	19,148	—
With an allowance recorded
Commercial real estate	17,818	20,117	6,538
Commercial and industrial	19,446	21,198	14,500
Total impaired loans	$72,923	$81,634	$21,038

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which excludes acquired impaired loans, for the six months ended:

June 30, 2022	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$19,012	$629
Residential real estate	2,596	68
Construction, land development, and other land	1,847	201
Commercial and industrial	14,193	290
With an allowance recorded
Commercial real estate	22,326	747
Residential real estate	14	—
Commercial and industrial	20,496	606
Total impaired loans	$80,484	$2,541

June 30, 2021	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$30,770	$616
Residential real estate	2,247	29
Commercial and industrial	17,868	296
With an allowance recorded
Commercial real estate	25,940	553
Residential real estate	245	2
Commercial and industrial	30,227	991
Total impaired loans	$107,297	$2,487

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of June 30, 2022 and December 31, 2021:

June 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,668,674	$418,052	$391,492	$1,706,352	$10,391	$1,075	$438,645	$4,634,681
Watch	90,267	16,274	21,635	118,305	—	78	1,920	248,479
Special Mention	34,527	1,934	15,655	39,272	—	—	1,100	92,488
Substandard	46,395	5,009	5,541	30,222	—	—	654	87,821
Doubtful	—	—	—	—	—	—	52	52
Loss	—	—	—	—	—	—	—	—
Total	$1,839,863	$441,269	$434,323	$1,894,151	$10,391	$1,153	$442,371	$5,063,521

December 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,397,228	$406,948	$286,434	$1,341,826	$123,712	$1,123	$354,380	$3,911,651
Watch	123,248	19,062	31,768	177,638	—	81	1,992	353,789
Special Mention	37,340	3,118	5,885	21,586	—	—	1,609	69,538
Substandard	35,772	1,985	—	36,897	—	—	348	75,002
Doubtful	—	—	—	—	—	—	97	97
Loss	—	—	—	—	—	—	—	—
Total	$1,593,588	$431,113	$324,087	$1,577,947	$123,712	$1,204	$358,426	$4,410,077

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at June 30, 2022 and December 31, 2021:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$2,128	$1,488	$—	$18,941	$22,557	$1,817,306	$1,839,863
Residential real estate	687	275	—	5,009	5,971	435,298	441,269
Construction, land development, and other land	—	—	—	—	—	434,323	434,323
Commercial and industrial	9,448	868	—	9,311	19,627	1,874,524	1,894,151
Paycheck Protection Program	—	—	—	—	—	10,391	10,391
Installment and other	1	—	—	—	1	1,152	1,153
Lease financing receivables	759	139	—	683	1,581	440,790	442,371
Total	$13,023	$2,770	$—	$33,944	$49,737	$5,013,784	$5,063,521

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,185	$2,361	$—	$12,751	$20,297	$1,573,291	$1,593,588
Residential real estate	14,282	852	—	1,450	16,584	414,529	431,113
Construction, land development, and other land	5,885	—	—	—	5,885	318,202	324,087
Commercial and industrial	2,479	1,097	—	8,600	12,176	1,565,771	1,577,947
Paycheck Protection Program	—	—	—	—	—	123,712	123,712
Installment and other	3	35	—	—	38	1,166	1,204
Lease financing receivables	1,661	251	—	329	2,241	356,185	358,426
Total	$29,495	$4,596	$—	$23,130	$57,221	$4,352,856	$4,410,077

Troubled debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of June 30, 2022 and December 31, 2021:

June 30, 2022	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	3	$1,160	$1,160	$—	$109
Commercial and industrial	1	42	42	—	42
Residential real estate	2	156	156	—	—
Total accruing	6	1,358	1,358	—	151
Non-accruing:
Commercial real estate	3	751	635	116	49
Commercial and industrial	3	1,656	499	1,157	—
Total non-accruing	6	2,407	1,134	1,273	49
Total troubled debt restructurings	12	$3,765	$2,492	$1,273	$200

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2021	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,703	$1,703	$—	$215
Commercial and industrial	1	56	56	—	131
Residential real estate	2	168	168	—	—
Total accruing	8	1,927	1,927	—	346
Non-accruing:
Commercial real estate	4	1,034	918	116	111
Commercial and industrial	3	1,745	588	1,157	—
Total non-accruing	7	2,779	1,506	1,273	111
Total troubled debt restructurings	15	$4,706	$3,433	$1,273	$457

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2022 and 2021 were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Accruing:
Beginning balance	$1,456	$2,719	$1,927	$2,495
Additions	—	—	—	281
Net payments	(98)	(324)	(569)	(381)
Net transfers from non-accrual	—	—	—	—
Ending balance	1,358	2,395	1,358	2,395
Non-accruing:
Beginning balance	1,343	5,585	1,506	5,650
Additions	—	—	—	673
Net payments	(209)	(641)	(372)	(984)
Charge-offs	—	(503)	—	(898)
Net transfers to accrual	—	—	—	—
Ending balance	1,134	4,441	1,134	4,441
Total troubled debt restructurings	$2,492	$6,836	$2,492	$6,836

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and six months ended June 30, 2022 or 2021. In addition, there was no commitment outstanding on troubled debt restructurings at June 30, 2022 or December 31, 2021.

The following table presents the change in the balance of the reserve for unfunded commitments as of June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$2,003	$1,768	$1,403	$1,887
Provision/(recapture) for of unfunded commitments	188	(164)	788	(283)
Ending balance	$2,191	$1,604	$2,191	$1,604

There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$24,497	$22,140	$23,744	$22,042
Additions, net	2,294	2,536	4,278	4,139
Changes in fair value	(4,636)	7	(5,867)	(1,498)
Ending balance	$22,155	$24,683	$22,155	$24,683

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Loan portfolios serviced for:
SBA guaranteed loans	$1,524,199	$1,510,375
USDA guaranteed loans	186,634	183,026
Total	$1,710,833	$1,693,401

Loan servicing revenue totaled $3.4 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively. Loan servicing revenue totaled $6.8 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $4.6 million and an upward adjustment of $7,000 for the three months ended June 30, 2022 and 2021, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $5.9 million and $1.5 million, for the six months ended June 30, 2022 and 2021, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$2,221	$5,952	$2,112	$6,350
Net additions to OREO	2,528	—	2,837	436
Proceeds from sales of OREO	—	(1,130)	(225)	(1,500)
Gains (losses) on sales of OREO	—	(9)	76	19
Valuation adjustments	—	(396)	(51)	(888)
Ending balance	$4,749	$4,417	$4,749	$4,417

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2022, the balance of real estate owned included $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021, the balance of real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $962,000 and $2.5 million, respectively.

There were no internally financed sales of OREO for the three or six months ended June 30, 2022 or 2021.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of June 30, 2022:

	Balance Sheet Line Item	June 30, 2022	December 31, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$11,012	$11,646
Operating lease liability	Accrued interest payable and other liabilities	14,601	15,629

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At June 30, 2022, the weighted-average discount rate of operating leases was 1.22% and the weighted average remaining life of operating leases was 5.8 years, compared to 0.99% and 6.0 years as of December 31, 2021.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$720	$1,073	$1,578	$1,938
Short-term lease cost	76	26	113	122
Variable lease cost	411	208	880	674
Less: Sublease income	(149)	(159)	(276)	(313)
Total lease cost, net	$1,058	$1,148	$2,295	$2,421

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to June 30, 2022, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2022	$1,881
2023	3,527
2024	3,315
2025	2,487
2026	1,720
Thereafter	2,365
Total undiscounted lease payments	15,295
Less: imputed interest	(694)
Net lease liabilities	$14,601

The Company’s rental expenses for the three months ended June 30, 2022 and 2021 were $1.2 million and $1.3 million, respectively. The Company’s rental expenses for the six months ended June 30, 2022 and 2021 were $2.6 million and $2.7 million, respectively For the three months ended June 30, 2022 and 2021, the Company received $149,000 and $159,000, respectively, in sublease income. For the six months ended June 30, 2022 and 2021, the Company received $276,000 and $313,000, respectively, in sublease income.

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.2 million, and the leases have contractual lives extending through 2026. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$13,475	$2,134	$148,353	$20,126	$2,403
Amortization	—	(1,530)	(338)	—	(1,780)	(68)
Ending balance	$148,353	$11,945	$1,796	$148,353	$18,346	$2,335
Accumulated amortization	N/A	$43,521	$1,420	N/A	$37,120	$881
Weighted average remaining amortization period	N/A	4.5 Years	6.8 Years	N/A	5.2 Years	8.8 Years

	Six Months Ended June 30,
	2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469
Amortization	—	(3,059)	(405)	—	(3,463)	(134)
Ending balance	$148,353	$11,945	$1,796	$148,353	$18,346	$2,335
Accumulated amortization	N/A	$43,521	$1,420	N/A	$37,120	$881
Weighted average remaining amortization period	N/A	4.5 Years	6.8 Years	N/A	5.2 Years	8.8 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2022:

Estimated Amortization
2022	$3,193
2023	4,336
2024	2,286
2025	1,721
2026	1,157
Thereafter	1,048
Total	$13,741

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the six months ended June 30, 2022 and 2021 was 22.2% and 25.3%, respectively. The Company recorded discrete income tax benefit of $2.1 million and $72,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2022 and 2021, respectively.

Net deferred tax assets increased to $79.0 million at June 30, 2022 compared to $50.3 million at December 31, 2021 primarily as a result of unrealized losses on available-for-sale securities.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Non-interest-bearing demand deposits	$2,180,927	$2,158,420
Interest-bearing checking accounts	535,856	572,426
Money market demand accounts	1,323,287	1,106,272
Other savings	669,164	638,218
Time deposits (below $250,000)	544,759	532,589
Time deposits ($250,000 and above)	134,384	147,122
Total deposits	$5,388,377	$5,155,047

There were $67.5 million of brokered deposits included in Time deposits below $250,000 at June 30, 2022. There were no brokered deposits included in Time deposits at December 31, 2021.

At June 30, 2022, the scheduled maturities of time deposits were:

Scheduled Maturities
2022	$372,347
2023	257,098
2024	26,140
2025	9,009
2026 and thereafter	14,549
Total	$679,143

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Federal Home Loan Bank advances	$650,000	$490,000
Securities sold under agreements to repurchase	53,092	29,723
Federal funds purchased	45,000	—
Line of credit	—	—
Total	$748,092	$519,723

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2022 and December 31, 2021, there were no outstanding advances under the Federal Reserve Bank discount window line.

At June 30, 2022, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $400.0 million, with interest rates ranging from 1.63% to 2.09% and maturities ranging from August 2022 to September 2022. Total variable rate advances were $250.0 million at June 30, 2022, with interest rates of 1.32% that may reset daily, and mature in August 2022. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 3—Securities for additional discussion.

At June 30, 2022, Federal funds purchased totaled $45.0 million, with interest rates ranging from 2.00% to 2.15%.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 7, 2022. The amended revolving line of credit bears interest at either LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2022 and December 31, 2021, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Federal Home Loan Bank line	$1,724,107	$1,883,349
Federal Reserve Bank of Chicago discount window line	822,123	602,962
Available federal funds lines	90,000	115,000

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Subordinated Notes and Junior Subordinated Debentures

In 2020, the Company issued $75.0 million in fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be the three-month SOFR, plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that is being amortized over 10 years.

As of June 30, 2022, the net liability outstanding of the subordinated notes was $73.6 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At June 30, 2022 and December 31, 2021, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2022	Aggregate Principal Amount December 31, 2021	Stated Maturity	Contractual Rate at June 30, 2022	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	4.82%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	3.61%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,877)	(8,094)
Total liability, at carrying value	$37,123	$36,906

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (4.82% and 3.01% at June 30, 2022 and December 31, 2021, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $68,000 and $45,000 as of June 30, 2022 and December 31, 2021, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (3.61% and 1.98% at June 30, 2022 and December 31, 2021, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $16,000 and $9,000 as of June 30, 2022 and December 31, 2021, respectively.

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

Commitments to extend credit—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Statements of Financial Condition. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$278,449	$1,643,747	$1,922,196	$176,014	$1,578,405	$1,754,419
Letters of credit	534	57,637	58,171	599	58,543	59,142
Total	$278,983	$1,701,384	$1,980,367	$176,613	$1,636,948	$1,813,561

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2045. Variable rate loan commitments have interest rates ranging from 1.75% to 8.25% and maturities up to 2048.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
June 30, 2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$31,782	$31,782	$—	$—
U.S. Government agencies	135,519	—	135,519	—
Obligations of states, municipalities, and political subdivisions	77,453	—	77,453	—
Mortgage-backed securities; residential
Agency	655,462	—	655,462	—
Non-Agency	117,737	—	117,737	—
Mortgage-backed securities; commercial
Agency	173,107	—	173,107	—
Corporate securities	45,961	—	45,961	—
Asset-backed securities	36,117	—	36,117	—
Equity and other securities, at fair value
Mutual funds	2,643	2,643	—	—
Equity securities	5,217	—	4,554	663
Servicing assets	22,155	—	—	22,155
Derivative assets	39,142	—	39,142	—
Financial liabilities
Derivative liabilities	10,154	—	10,154	—

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$18,476	$18,476	$—	$—
U.S. Government agencies	139,390	—	139,390	—
Obligations of states, municipalities, and political subdivisions	89,636	—	89,636
Mortgage-backed securities; residential
Agency	743,656	—	743,656	—
Non-Agency	145,236	—	145,236	—
Mortgage-backed securities; commercial
Agency	213,551	—	213,551	—
Corporate securities	67,346	—	67,346	—
Asset-backed securities	37,251	—	37,251	—
Equity and other securities, at fair value
Mutual funds	4,880	4,880	—	—
Equity securities	5,698	—	5,012	686
Servicing assets	23,744	—	—	23,744
Derivative assets	13,375	—	13,375	—
Financial liabilities
Derivative liabilities	9,665	—	9,665	—

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2022 and 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2022	2021	2022	2021
	Investment Securities		Servicing Assets
Balance, beginning of period	$686	$685	$23,744	$22,042
Additions, net	—	—	4,278	4,139
Change in fair value	(23)	—	(5,867)	(1,498)
Balance, end of period	$663	$685	$22,155	$24,683

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2022:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	4.0% - 6.4%	5.0%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 32.9%	13.5%	Decrease
		Discount rate	0.0% - 54.3%	11.5%	Decrease
		Expected weighted average loan life	0.0 - 9.0 years	3.8 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
June 30, 2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$39,198	$—	$—	$39,198
Residential real estate	5,188	—	—	5,188
Commercial and industrial	16,433	—	—	16,433
Assets held for sale	8,949	—	—	8,949
Other real estate owned	4,749	—	—	4,749

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$28,513	$—	$—	$28,513
Residential real estate	1,802	—	—	1,802
Commercial and industrial	21,570	—	—	21,570
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,112	—	—	2,112

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

Federal funds purchased—The carrying amount approximates fair value.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2022		2021
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$58,844	$58,844	$35,247	$35,247
Interest bearing deposits with other banks	2	83,057	83,057	122,684	122,684
Securities held-to-maturity	2	3,880	3,876	3,885	3,992
Restricted stock	2	30,002	30,002	22,002	22,002
Loans held for sale	3	17,284	17,815	64,460	69,081
Loans and lease receivables, net (less impaired loans at fair value)	3	5,039,275	4,984,367	4,430,231	4,428,509
Accrued interest receivable	3	19,323	19,323	18,875	18,875
Financial liabilities
Non-interest-bearing deposits	2	2,180,927	2,180,927	2,158,420	2,158,420
Interest-bearing deposits	2	3,207,450	3,205,937	2,996,627	2,997,026
Accrued interest payable	2	631	631	262	262
Federal Home Loan Bank advances	2	650,000	650,000	490,000	490,000
Federal funds purchased	2	45,000	45,000	—	—
Securities sold under repurchase agreement	2	53,092	53,092	29,723	29,723
Subordinated notes	2	73,604	77,269	73,517	81,744
Junior subordinated debentures	3	37,123	39,763	36,906	40,901

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$28,846	$—	$400,000	$4,140	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	517,607	10,296	(10,153)	439,876	9,235	(9,660)
Other credit derivatives	7,126	—	(1)	7,571	—	(5)
Total derivatives	$1,074,733	$39,142	$(10,154)	$847,447	$13,375	$(9,665)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $550.0 million as of June 30, 2022, and $400.0 million as of December 31, 2021. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2022, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of seven forward starting pay fixed interest rate swaps totaling $450.0 million, of which one for $50.0 million is effective in September 2022; two totaling $200.0 million are effective in March 2023; two totaling $100.0 million are effective in May 2023; one for $50.0 million is effective in June 2023; and one for $50.0 million is effective in September 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $64,000 as of June 30, 2022 and $199,000 as of December 31, 2021. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was $109,000 and $21,000 during the three months ended June 30, 2022, and 2021, respectively, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions was $319,000 and $42,000 during the six months ended June 30, 2022, and 2021, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of June 30, 2022, the Company estimates $4.8 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of June 30, 2022:

Notional amounts	$550,000
Derivative assets fair value	28,846
Derivative liabilities fair value	—
Weighted average maturity	4.7 years

The weighted average pay rates of the swaps are 1.33% as of June 30, 2022, and receive rates are determined at the time the forward swaps become effective. The receive rate for the effective hedge of $100.0 million is 1.58% as of June 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2022			June 30, 2021
	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$24,557	$(319)	$—	$955	$(42)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $517.6 million as of June 30, 2022 with maturities ranging from January 2023 to March 2032. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2022 and 2021, there were $533,000 and $664,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2022 and 2021, there were $1.6 million and $706,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2022:

Notional amounts	$517,607
Derivative assets fair value	10,296
Derivative liabilities fair value	10,153
Weighted average pay rates	4.18%
Weighted average receive rates	4.94%
Weighted average maturity	5.9 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $7.1 million and $7.6 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the other credit derivatives is reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Other interest rate derivatives	$286	$(172)	$568	$384
Other credit derivatives	1	2	5	7
Total	$287	$(170)	$573	$391

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2022		December 31, 2021
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$39,142	$(10,154)	$13,375	$(9,665)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$39,142	$(10,154)	$13,375	$(9,665)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(664)	664	(3,253)	3,253
Collateral posted	(38,478)	9,489	(10,122)	6,412
Net credit exposure	$—	$(1)	$—	$—

As of June 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.2 million. The Company has posted $9.5 million collateral related to these agreements as of June 30, 2022. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $664,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2022, there were 398,137 shares available for future grants under the Omnibus Plan.

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

During 2022, the Company granted 293,272 shares of restricted common stock, par value $0.01 per share. Of this total, 166,290 restricted shares will vest ratably over four years on each anniversary of the grant date, 69,910 restricted shares will vest ratably over three years on each anniversary of the grant date, 10,589 restricted shares will cliff vest on the third anniversary of the grant date, 2,776 restricted shares will vest in one year, and 1,219 restricted shares vested immediately. In addition, 42,488 performance-based restricted shares were included in the 2022 grant which have a period ending December 31, 2024.

The following table discloses the changes in restricted shares for the six months ended June 30, 2022:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2022	542,520	$19.04
Granted	293,272	26.95
Incremental performance shares vested	1,074
Vested	(146,655)	19.33
Forfeited	(2,998)	21.62
Ending balance outstanding at June 30, 2022	687,213	$22.34

A total of 146,655 restricted shares vested during the six months ended June 30, 2022. A total of 148,577 restricted shares vested during the year ended December 31, 2021. The fair value of restricted shares that vested during the six months ended June 30, 2022 was $3.9 million. The fair value of restricted shares that vested during the year ended December 31, 2021 was $3.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Total share-based compensation - restricted stock	$2,798	$1,886
Income tax benefit	761	525
Unrecognized compensation expense	12,050	8,578
Weighted-average amortization period remaining	2.7 years	2.5 years

The fair value of the unvested restricted stock awards at June 30, 2022 was $16.4 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 816,060 shares remain outstanding under the BYB Plan at June 30, 2022.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at June 30, 2022.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2022:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	1,337,048	$11.26	$21,519	3.5
Exercised	(520,988)	11.18	$7,742
Expired	—
Ending balance outstanding at June 30, 2022	816,060	$11.30	$10,197	3.0
Exercisable at June 30, 2022	816,060	$11.30	$10,197	3.0

A total of 520,988 stock options were exercised during the six months ended June 30, 2022, proceeds of which were $470,000, with a related tax benefit of $2.1 million. A total of 53,531 stock options were exercised during the year ended December 31, 2021, with proceeds of $751,000 and a related tax benefit of $121,000. No stock options vested during the six months ended June 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not recognize any stock option compensation expense during three or six months ended June 30, 2022 or 2021. There was no unrecognized stock option compensation expenses as of June 30, 2022.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2022:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	170,697	$11.60	$2,688	3.4
Exercised	—
Expired	—
Ending balance outstanding at June 30, 2022	170,697	$11.60	$2,082	2.9
Exercisable at June 30, 2022	170,697	$11.60	$2,082	2.9

No stock options were exercised during the six months ended June 30, 2022. A total of 62,366 stock options were exercised during the year ended December 31, 2021, proceeds of which were $705,000 and a related tax benefit of $153,000. No stock options vested during the six months ended June 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 986,757 and 1,557,270 shares of common stock were outstanding as of June 30, 2022 and 2021, respectively. There were 687,213 and 569,358 restricted stock awards outstanding at June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$20,283	$28,492	$42,594	$50,290
Less: Dividends on preferred shares	—	195	196	391
Net income available to common stockholders	$20,283	$28,297	$42,398	$49,899
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,064,795	37,965,658	37,093,816	38,064,381
Incremental shares	547,473	730,378	646,866	708,637
Weighted-average common stock outstanding (dilutive)	37,612,268	38,696,036	37,740,682	38,773,018
Basic earnings per common share	$0.55	$0.75	$1.14	$1.31
Diluted earnings per common share	$0.54	$0.73	$1.12	$1.29

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	—	10,438
Shares outstanding	—	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,535,837	39,203,747
Shares outstanding	37,669,102	37,713,903
Treasury shares	1,866,735	1,489,844

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

On February 15, 2022, the Company gave notice of its intention to redeem all of its outstanding shares of the Series B Preferred Stock (the “Preferred Stock Redemption”). The Preferred Stock Redemption was in accordance with the terms of the Certificate of Designations of the Series B Preferred Stock dated as of June 16, 2017 (the “Certificate of Designation”). On

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2022, the Company redeemed all 10,438 outstanding shares of Series B Preferred Stock. Under the Certificate of Designations, the per share redemption price was the liquidation preference of $1,000 per share plus an amount equal to any declared and unpaid dividends thereon for any prior dividend period and totaled $10.6 million.

For the six months ended June 30, 2022, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the three and six months ended June 30, 2021, the Company declared and paid dividends on the Series B preferred stock of $195,000 and $391,000.

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

The Company purchased 232,000 shares at a cost of $5.5 million under the stock repurchase program during the three months ended June 30, 2022. The Company purchased 538,744 shares at a cost of $12.1 million under this program during the three months ended June 30, 2021. The Company purchased 514,819 shares at a cost of $13.1 million under the stock repurchase program during the six months ended June 30, 2022. The Company purchased 871,488 shares at a cost of $18.5 million under this program during the six months ended June 30, 2021.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2022 and 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.09 and $0.06 per share, respectively. For the six months ended June 30, 2022 and 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.18 and $0.12 per share, respectively.

On July 26, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on August 23, 2022 to stockholders of record of the Company’s common stock as of August 9, 2022.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	720	(18,590)	(17,870)
Balance, June 30, 2021	$415	$(238)	$177

Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	18,127	(101,087)	(82,960)
Balance, June 30, 2022	$20,944	$(112,206)	$(91,262)

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•
uncertainty regarding domestic, foreign, and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for loan and lease losses, as well as result in possible asset impairment charges;
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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC on March 7, 2022, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online accounting opening to consumer customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended June 30, 2022.

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provision for loan and lease losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses, and other miscellaneous operating costs.

We reported consolidated net income of $20.3 million and $42.6 million for the three and six months ended June 30, 2022, compared to net income of $28.5 million and $50.3 million for the three and six months ended June 30, 2021, a decrease of $8.2 million and $7.7 million, respectively, for each comparable period. The decrease in net income was attributable to a $7.9 million and $8.5 million increase in provision for loan and lease losses, and a $6.8 million and $3.2 million decrease in non-interest income; offset by a $3.5 million and $5.5 million increase in net interest income, for each comparable three and six month period. The increase in provision for loan and leases losses during the three and six months ended June 30, 2022 was primarily a result of loan and lease growth. The decrease in non-interest income was primarily driven by downward valuation adjustments to the loan servicing asset. The increase in net interest income was driven by growth in the loan and lease portfolio.

Dividends declared and paid on preferred shares were $196,000 and $391,000 for the six months ended June 30, 2022 and 2021, respectively. Dividends declared and paid on preferred shares were $195,000 for the three months ended June 30, 2021. Dividends declared and paid on common shares were $3.4 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively. Dividends declared and paid on common shares were $6.8 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively.

For the three months ended June 30, 2022 and 2021, net income available to common stockholders was $20.3 million, or $0.55 per basic and $0.54 per diluted common share, and $28.3 million, or $0.75 per basic and $0.73 per diluted common share, respectively. For the six months ended June 30, 2022 and 2021, net income available to common stockholders was $42.4 million, or $1.14 per basic and $1.12 per diluted common share, and $49.9 million, or $1.31 per basic and $1.29 per diluted common share, respectively.

Our results of operations for the three months ended June 30, 2022 and 2021, yielded an annual return on average assets of 1.17% and 1.70% and a return on average stockholders’ equity of 10.42% and 14.10%, respectively. Our results of operations for the six months ended June 30, 2022 and 2021, yielded an annual return on average assets of 1.26% and 1.52% and a return on average stockholders’ equity of 10.65% and 12.54%, respectively.

As of June 30, 2022, we had consolidated total assets of $7.1 billion, total gross loans and leases outstanding of $5.2 billion, total deposits of $5.4 billion, and total stockholders’ equity of $765.2 million.

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

The ALLL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan and lease losses as of the dates of the Condensed Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis. We increase our ALLL by charging provisions for probable losses against our income and decreased by charge‑offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The ALLL is maintained at a level management believes is sufficient to provide for probable losses based upon an ongoing review of the originated and acquired non‑impaired loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations, which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2022, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2022, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2022, included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
Common Share Data
Basic earnings per common share	$0.55	$0.75	$1.14	$1.31
Diluted earnings per common share	$0.54	$0.73	$1.12	$1.29
Adjusted diluted earnings per share(1)(3)	$0.54	$0.77	$1.12	$1.34
Weighted-average common shares outstanding (basic)	37,064,795	37,965,658	37,093,816	38,064,381
Weighted-average common shares outstanding (diluted)	37,612,268	38,696,036	37,740,682	38,773,018
Common shares outstanding	37,669,102	38,094,972	37,669,102	38,094,972
Cash dividends per common share	$0.09	$0.06	$0.18	$0.12
Dividend payout ratio on common stock	16.67%	8.22%	16.07%	9.30%
Tangible book value per common share(1)	$16.01	$16.74	$16.01	$16.74
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1) (5)	3.77%	3.76%	3.80%	3.77%
Average cost of deposits	0.16%	0.08%	0.12%	0.10%
Efficiency ratio(2)	55.29%	51.95%	55.12%	51.61%
Adjusted efficiency ratio(1)(2)(3)	55.29%	49.50%	55.12%	49.93%
Non-interest expense to average assets	2.52%	2.57%	2.60%	2.48%
Adjusted non-interest expense to average assets(1)(3)	2.52%	2.45%	2.60%	2.40%
Return on average stockholders' equity	10.42%	14.10%	10.65%	12.54%
Adjusted return on average stockholders' equity(1)(3)	10.42%	14.80%	10.65%	13.01%
Return on average assets	1.17%	1.70%	1.26%	1.52%
Adjusted return on average assets(1)(3)	1.17%	1.78%	1.26%	1.58%
Non-interest income to total revenues(1)	18.69%	26.53%	21.82%	24.24%
Pre-tax pre-provision return on average assets(1)	1.84%	2.16%	1.93%	2.11%
Adjusted pre-tax pre-provision return on average assets(1)	1.84%	2.28%	1.93%	2.19%
Return on average tangible common stockholders' equity(1)	14.06%	18.87%	14.21%	16.88%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.06%	19.77%	14.21%	17.48%
Non-interest-bearing deposits to total deposits	40.47%	41.03%	40.47%	41.03%
Loans and leases held for sale and loans and leases held for investment to total deposits	96.23%	88.26%	96.23%	88.26%
Deposits to total liabilities	84.64%	88.97%	84.64%	88.97%
Deposits per branch	$141,799	$115,732	$141,799	$115,732
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.66%	0.79%	0.66%	0.79%
ALLL to total loans and leases held for investment	1.21%	1.38%	1.21%	1.38%
Net charge-offs to average total loans and leases held for investment	0.24%	0.17%	0.15%	0.32%
Acquisition accounting adjustments(4)	$3,050	$9,393	$3,050	$9,393
Capital Ratios
Common equity to total assets	10.73%	12.33%	10.73%	12.33%
Tangible common equity to tangible assets(1)	8.65%	10.01%	8.65%	10.01%
Leverage ratio	10.34%	10.82%	10.34%	10.82%
Common equity tier 1 capital ratio	10.26%	11.97%	10.26%	11.97%
Tier 1 capital ratio	10.95%	13.05%	10.95%	13.05%
Total capital ratio	13.09%	15.74%	13.09%	15.74%

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

We reported consolidated net income of $20.3 million for the three months ended June 30, 2022 compared to net income of $28.5 million for the three months ended June 30, 2021, a decrease of $8.2 million. The decrease in net income was primarily attributable to a $6.8 million decrease in non-interest income, and a $7.9 million increase in the provision for loan and lease losses. These were offset by a $3.5 million increase in net interest income, and a $3.8 million decrease in the provision for income taxes.

The increase in net interest income during the three months ended June 30, 2022 was mainly a result of increased average loan and leases balances. The increase in provision for loan and lease losses was mainly attributable to increases in qualitative factors and loan and lease portfolio growth. The decrease in non-interest income was principally driven by the downward revaluation of the loan servicing asset and lower net gains on sales of loans.

Net income available to common stockholders was $20.3 million, or $0.55 per basic and $0.54 per diluted common share, for the three months ended June 30, 2022 compared to $28.3 million, or $0.75 per basic and $0.73 per diluted common share, for the three months ended June 30, 2021. Dividends on preferred shares were $195,000 for the three months ended June 30, 2021.

Our annualized return on average assets was 1.17% for the three months ended June 30, 2022 compared to 1.70% for the three months ended June 30, 2021. Our annualized return on average stockholders’ equity was 10.42% for the three months ended June 30, 2022 compared to 14.10% for the three months ended June 30, 2021. Our efficiency ratio was 55.29% for the three months ended June 30, 2022 compared to 51.95% for the three months ended June 30, 2021.

We reported consolidated net income of $42.6 million for the six months ended June 30, 2022 compared to net income of $50.3 million for the six months ended June 30, 2021, a decrease of $7.7 million. The decrease in net income was primarily attributable to $8.5 million increase in provision for loan and lease losses and a $6.5 million increase in non-interest expense. These were offset by a $5.5 million increase to net interest income and a $4.9 million decrease in provision for income taxes.

The increase in net interest income during the six months ended June 30, 2022 was mainly a result of increased average loan and leases balances. The increase in provision for loan and lease losses was mainly attributable to increases in qualitative factors and loan and lease portfolio growth. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits.

Net income available to common stockholders was $42.4 million, or $1.14 per basic and $1.12 per diluted common share, for the six months ended June 30, 2022 compared to $49.9 million, or $1.31 per basic and $1.29 per diluted common share, for the six months ended June 30, 2021. Dividends on preferred shares were $196,000 and $391,000 for the six months ended June 30, 2022 and 2021, respectively.

Our annualized return on average assets was 1.26% for the six months ended June 30, 2022 compared to 1.52% for the six months ended June 30, 2021. Our annualized return on average stockholders’ equity was 10.65% for the six months ended June 30, 2022 compared to 12.54% for the six months ended June 30, 2021. Our efficiency ratio was 55.12% for the six months ended June 30, 2022 compared to 51.61% for the six months ended June 30, 2021.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2022, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 2.1% of our total loan portfolio compared to 2.8% at December 31, 2021.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$66,034	$74	0.45%	$75,382	$28	0.15%
Loans and leases(1)	5,009,077	59,674	4.78%	4,491,197	54,324	4.85%
Taxable securities	1,330,200	5,904	1.78%	1,477,070	5,947	1.62%
Tax-exempt securities(2)	168,567	1,131	2.69%	187,967	1,281	2.73%
Total interest-earning assets	$6,573,878	$66,783	4.07%	$6,231,616	$61,580	3.96%
Allowance for loan and lease losses	(59,883)			(65,848)
All other assets	461,730			554,724
TOTAL ASSETS	$6,975,725			$6,720,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	615,831	$415	0.27%	626,886	$220	0.14%
Money market accounts	1,307,320	1,194	0.37%	1,052,223	279	0.11%
Savings	664,954	83	0.05%	607,035	72	0.05%
Time deposits	627,199	436	0.28%	717,795	487	0.27%
Total interest-bearing deposits	3,215,304	2,128	0.27%	3,003,939	1,058	0.14%
Other borrowings	497,082	1,083	0.87%	642,586	482	0.30%
Federal funds purchased	2,527	14	2.32%	—	—	0.00%
Subordinated notes and debentures	110,649	1,694	6.14%	110,030	1,597	5.82%
Total borrowings	610,258	2,791	1.83%	752,616	2,079	1.11%
Total interest-bearing liabilities	$3,825,562	$4,919	0.52%	$3,756,555	$3,137	0.33%
Non-interest-bearing demand deposits	2,265,426			2,085,358
Other liabilities	104,085			68,089
Total stockholders’ equity	780,652			810,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,975,725			$6,720,492
Net interest spread(3)			3.55%			3.63%
Net interest income, fully taxable equivalent		$61,864			$58,443
Net interest margin, fully taxable equivalent(2)(4)			3.77%			3.76%
Tax-equivalent adjustment		(237)	0.01%		(269)	0.02%
Net interest income		$61,627			$58,174
Net interest margin(4)			3.76%			3.74%

Net loan accretion impact on margin		$1,383	0.08%		$1,395	0.09%

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
(5)
Average balances are average daily balances.

	For the Six Months Ended June 30,
	2022			2021
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$70,404	$103	0.29%	$65,484	$56	0.17%
Loans and leases(1)	4,840,510	115,100	4.80%	4,461,884	108,132	4.89%
Taxable securities	1,334,747	11,379	1.72%	1,453,976	11,326	1.57%
Tax-exempt securities(2)	169,107	2,255	2.69%	183,689	2,475	2.72%
Total interest-earning assets	$6,414,768	$128,837	4.05%	$6,165,033	$121,989	3.99%
Allowance for loan and lease losses	(57,895)			(66,415)
All other assets	484,728			555,877
TOTAL ASSETS	$6,841,601			$6,654,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$597,665	$593	0.20%	$587,030	$419	0.14%
Money market accounts	1,281,519	1,668	0.26%	1,087,964	660	0.12%
Savings	657,155	159	0.05%	592,350	139	0.05%
Time deposits	644,543	795	0.25%	747,366	1,261	0.34%
Total interest-bearing deposits	3,180,882	3,215	0.20%	3,014,710	2,479	0.17%
Other borrowings	394,385	1,478	0.76%	646,093	984	0.31%
Federal funds purchased	1,271	14	2.32%	—	—	0.00%
Subordinated notes and debentures	110,570	3,294	6.01%	109,945	3,193	5.86%
Total borrowings	506,226	4,786	1.91%	756,038	4,177	1.11%
Total interest-bearing liabilities	$3,687,108	$8,001	0.44%	$3,770,748	$6,656	0.36%
Non-interest-bearing demand deposits	2,256,778			2,005,213
Other liabilities	91,451			70,052
Total stockholders’ equity	806,264			808,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,841,601			$6,654,495
Net interest spread(3)			3.61%			3.63%
Net interest income, fully taxable equivalent		$120,836			$115,333
Net interest margin, fully taxable equivalent(2)(4)			3.80%			3.77%
Tax-equivalent adjustment		(473)	0.02%		(519)	0.01%
Net interest income		$120,363			$114,814
Net interest margin(4)			3.78%			3.76%

Net loan accretion impact on margin		$2,859	0.09%		$3,363	0.11%

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

	Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(10)	$56	$46
Loans and leases(1)	6,134	(784)	5,350
Taxable securities	(632)	589	(43)
Tax-exempt securities	(131)	(19)	(150)
Total interest income	$5,361	$(158)	$5,203
Interest expense
Deposits
Interest checking	$(8)	$203	$195
Money market accounts	233	682	915
Savings	11	—	11
Time deposits	(69)	18	(51)
Total interest-bearing deposits	167	903	1,070
Other borrowings	423	178	601
Federal funds purchased	14	—	14
Subordinated notes and debentures	10	87	97
Total borrowings	447	265	712
Total interest expense	$614	$1,168	$1,782
Net interest income, fully taxable equivalent	$4,747	$(1,326)	$3,421

(1)
Includes loans and leases on non-accrual status.

	Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$8	$39	$47
Loans and leases(1)	8,959	(1,991)	6,968
Taxable securities	(1,029)	1,082	53
Tax-exempt securities	(193)	(27)	(220)
Total interest income	$7,745	$(897)	$6,848
Interest expense
Deposits
Interest checking	$(1)	$175	$174
Money market accounts	253	755	1,008
Savings	20	—	20
Time deposits	(132)	(334)	(466)
Total interest-bearing deposits	140	596	736
Other borrowings	421	73	494
Federal funds purchased	14	—	14
Subordinated notes and debentures	18	83	101
Total borrowings	453	156	609
Total interest expense	$593	$752	$1,345
Net interest income, fully taxable equivalent	$7,152	$(1,649)	$5,503

(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2022 was $61.6 million compared to $58.2 million during the same period in 2021, an increase of $3.5 million, or 5.9%. Interest income increased $5.2 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily a result of increased average balances on loans and leases, offset by a decrease in PPP interest and fee income. Interest expense increased by $1.8 million for the three months ended June 30, 2022 compared to the same period in 2021 mostly due to increases in the average rates paid on deposits and increases in other borrowings.

Net interest income for the six months ended June 30, 2022 was $120.4 million compared to $114.8 million during the same period in 2021, an increase of $5.5 million, or 4.8%. Interest income increased $6.9 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily a result of increased average balance on loans and leases, offset by a decrease in PPP interest and fee income. Interest expense increased by $1.3 million for the six months ended June 30, 2022 compared to the same period in 2021 mostly due to increases in the average rates paid on deposits.

The net interest margin for the three months ended June 30, 2022 was 3.76%, an increase of two basis points compared to 3.74% for the three months ended June 30, 2021. The primary drivers of the increase for the three month period was an increase in average interest earning assets driven by organic loan growth. The net interest margin for the six months ended June 30, 2022 and 2021 was 3.78% and 3.76%, respectively.

Net loan accretion income was $1.4 million for the three months ended June 30, 2022 and 2021, a decrease of $12,000, or 0.9%. Total net loan accretion on acquired loans contributed eight basis points to the net interest margin for the three months ended June 30, 2022 compared to nine basis points for the three months ended June 30, 2021. Net loan accretion income was $2.9 million for the six months ended June 30, 2022 compared to $3.4 million for the six months ended June 30, 2021, a decrease of $504,000, or 15.0%. Total net loan accretion on acquired loans contributed nine basis points to the net interest margin for the six months ended June 30, 2022 compared to 11 basis points for the six months ended June 30, 2021. We expect net loan accretion to continue to decline and estimate $532,000 in projected loan accretion for the remainder of 2022.

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

Provision for loan and lease losses was $5.9 million for the three months ended June 30, 2022, compared to a recapture of a $2.0 million for the three months ended June 30, 2021, an increase of $7.9 million driven by loan and lease growth and an increase in qualitative factors. Provision for loan and lease losses was $10.9 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $8.5 million.

The ALLL as a percentage of loans and leases was 1.21% at December 31, 2021 and June 30, 2022.

Non-Interest Income

Non-interest income was $14.2 million for the three months ended June 30, 2022 compared to $21.0 million for the three months ended June 30, 2021, a decrease of $6.8 million, or 32.6%. The decrease was primarily due to the downward loan servicing asset revaluation, a decrease in net gains on sales of loans, and decreases in the fair value of equity securities.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2022 Compared to 2021		YTD 2022 Compared to 2021
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,059	$1,768	$3,943	$3,432	$291	16.4%	$511	14.9%
Loan servicing revenue	3,384	3,188	6,764	5,957	196	6.1%	807	13.5%
Loan servicing asset revaluation	(4,636)	7	(5,867)	(1,498)	(4,643)	NM	(4,369)	NM
ATM and interchange fees	1,131	1,044	2,180	2,056	87	8.3%	124	6.0%
Net realized gains on securities available-for-sale	52	(136)	52	1,326	188	(NM	(1,274)	(96.1)%
Change in fair value of equity securities, net	(697)	517	(732)	311	(1,214)	NM	(1,043)	NM
Net gains on sales of loans	9,983	12,270	20,810	20,589	(2,287)	(18.6)%	221	1.1%
Wealth management and trust income	900	722	1,948	1,490	178	24.5%	458	30.7%
Other non-interest income	1,985	1,622	4,489	3,081	363	22.4%	1,408	45.7%
Total non-interest income	$14,161	$21,002	$33,587	$36,744	$(6,841)	(32.6)%	$(3,157)	(8.6)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.1 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively.

Fees and service charges on deposits were $3.9 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively. Increases are due to increases in deposits.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million and $3.2 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2022 and 2021, respectively. We generated $6.8 million and $6.0 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, the outstanding balance of guaranteed loans serviced was $1.7 billion and $1.6 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $4.6 million for the three months ended June 30, 2022 compared to a upward adjustment of $7,000 for the three months ended June 30, 2021, a change of $4.6 million. Loan servicing asset revaluation had a downward adjustment of $5.9 million for the six months ended June 30, 2022 compared to a downward adjustment of $1.5 million for the six months ended June 30, 2021. Changes in the revaluations were mainly due to increases in discount rates prompted by current market interest rates and premiums.

Net gains on sales of loans were $10.0 million for the three months ended June 30, 2022 compared to $12.3 million for the three months ended June 30, 2021, a decrease of $2.3 million, or 18.6%, driven by reduced premiums in the secondary market. We sold $118.5 million of U.S. government guaranteed loans during the three months ended June 30, 2022 compared to $100.3 million during the three months ended June 30, 2021. Net gains on sales of loans were $20.8 million for the six months ended June 30, 2022 compared to $20.6 million for the six months ended June 30, 2021. We sold $220.8 million of U.S. government guaranteed loans during the six months ended June 30, 2022 compared to $174.7 million during the six months ended June 30, 2021.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $900,000 for the three months ended June 30, 2022 compared to $722,000 for the three months ended June 30, 2021, an increase of $178,000 or 24.5%. Wealth management and trust income was $1.9 million for the six months ended June 30, 2022 compared to $1.5 million for the six months ended June 30, 2021, an increase of $458,000 or 30.7%. Assets under administration were $502.6 million and $610.2 million as of June 30, 2022 and 2021, respectively.

Other non-interest income was $2.0 million for the three months ended June 30, 2022 compared to $1.6 million for the three months ended June 30, 2021, an increase of $363,000 or 22.4%. Other non-interest income was $4.5 million for the six months ended June 30, 2022 compared to $3.1 million for the six months ended June 30, 2021, an increase of $1.4 million or 45.8%. The primary driver of the increase was increased customer derivative products income due to volume and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $43.8 million for the three months ended June 30, 2022 compared to $43.0 million for the three months ended June 30, 2021, an increase of $792,000, or 1.8%. Non-interest expense was $88.3 million for the six months ended June 30, 2022 compared to $81.8 million for the six months ended June 30, 2021, an increase of $6.5 million, or 8.0%. These increases were primarily due to an increase in salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2022 Compared to 2021		YTD 2022 Compared to 2021
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$27,697	$24,588	$56,656	$46,394	$3,109	12.6%	$10,262	22.1%
Occupancy and equipment expense, net	4,409	4,856	9,537	10,635	(447)	(9.2)%	(1,098)	(10.3)%
Impairment charge on assets held for sale	—	1,943	—	2,547	(1,943)	NM	(2,547)	NM
Loan and lease related expenses	942	1,503	51	2,454	(561)	(37.4)%	(2,403)	(97.9)%
Legal, audit and other professional fees	1,820	2,898	4,420	5,112	(1,078)	(37.2)%	(692)	(13.5)%
Data processing	3,396	2,847	6,582	5,602	549	19.3%	980	17.5%
Net loss recognized on other real estate owned and other related expenses	158	389	212	1,010	(231)	(59.4)%	(798)	(79.0)%
Other intangible assets amortization expense	1,868	1,848	3,464	3,597	20	1.1%	(133)	(3.7)%
Other non-interest expense	3,483	2,109	7,406	4,472	1,374	65.1%	2,934	65.6%
Total non-interest expense	$43,773	$42,981	$88,328	$81,823	$792	1.8%	$6,505	8.0%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $27.7 million for the three months ended June 30, 2022 compared to $24.6 million for the three months ended June 30, 2021, an increase of $3.1 million, or 12.6%. Salaries and employee benefits, totaled $56.7 million for the six months ended June 30, 2022 compared to $46.4 million for the six months ended

June 30, 2021, an increase of $10.3 million, or 22.1%. The increases were primarily a result of lower deferred costs as prior year reflects PPP loan originations and increased incentive compensation.

Occupancy and equipment expense was $4.4 million for the three months ended June 30, 2022 compared to $4.9 million for the three months ended June 30, 2021, a decrease of $447,000 or 9.2%. Occupancy and equipment expense was $9.5 million for the six months ended June 30, 2022 compared to $10.6 million for the six months ended June 30, 2021, a decrease of $1.1 million, or 10.3%. The decreases were a result of lower depreciation expenses, lease expense, and maintenance expenses, as a result of our branch consolidation and real estate strategy actions.

Loan and lease related expenses were $942,000 for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021, a decrease of $561,000. The decrease was primarily driven by lower reimbursable expenses associated with government guaranteed loan originations. Loan and lease related expenses were $51,000 for the six months ended June 30, 2022, compared to $2.5 million for the six months ended June 30, 2021. The decrease was mainly related to the recapture of government guaranteed loan expenses during the first quarter of 2022.

Legal, audit, and other professional fees were $1.8 million for the three months ended June 30, 2022 compared to $2.9 million for the three months ended June 30, 2021, a decrease of $1.1 million, or 37.2%. Legal, audit, and other professional fees were $4.4 million for the six months ended June 30, 2022 compared to $5.1 million for the six months ended June 30, 2021, a decrease of $692,000 or 13.5%. The decrease was driven by recapture of legal fees during the second quarter of 2022.

Data processing was $3.4 million for the three months ended June 30, 2022, compared to $2.8 million for the three months ended June 30, 2021, an increase of $549,000 or 19.3%. Data processing was $6.6 million for the six months ended June 30, 2022, compared to $5.6 million for the six months ended June 30, 2021, an increase of $980,000 or 17.5%. The increases were driven by increased software licensing costs and higher outside services.

Net loss recognized on other real estate owned and other related expenses was $158,000 for the three months ended June 30, 2022, compared to $389,000 for the three months ended June 30, 2021, a decrease of $231,000, or 59.4%. Net loss recognized on other real estate owned and other related expenses was $212,000 for the six months ended June 30, 2022, compared to $1.0 million for the six months ended June 30, 2021, a decrease of $798,000, or 79.0%. These decreases were primarily due to decreased valuation adjustments on other real estate owned assets.

Other non-interest expense was $3.5 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021, an increase of $1.4 million or 65.1%. Other non-interest expense was $7.4 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021, an increase of $2.9 million or 65.6%. These increases were mostly due to higher provision for unfunded commitments.

Our efficiency ratio was 55.29% for the three months ended June 30, 2022 compared to 51.95% for the three months ended June 30, 2021. The change in our efficiency ratio for the three months ended June 30, 2022 was driven by a decrease in our non-interest income. Our adjusted efficiency ratio was 55.29% for the three months ended June 30, 2022 compared to 49.50% for the three months ended June 30, 2021. Our efficiency ratio was 55.12% for the six months ended June 30, 2022, compared to 51.61% for the the six months ended June 30, 2021. The change in our efficiency ratio was due to higher non-interest expense. Our adjusted efficiency ratio was 55.12% for the six months ended June 30, 2022, compared to 49.93% for the the six months ended June 30, 2021.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2022 totaled $5.8 million compared to $9.7 million for the three months ended June 30, 2021, a decrease of $3.8 million, or 39.8%. The decrease in income tax expense was principally due to decreases in net income and tax benefits related to share-based transactions. Our effective tax rate was 22.3% for the three months ended June 30, 2022 and 25.3% for the three months ended June 30, 2021.

Our provision for income taxes for the six months ended June 30, 2022 totaled $12.1 million compared to $17.0 million for the six months ended June 30, 2021, a decrease of $4.9 million of 28.9%. The decrease in income tax expense was principally due to decreases in net income. Our effective tax rate was 22.2% for the six months ended June 30, 2022 and 25.3% for the six months ended June 30, 2021.

We expect our effective tax rate for 2022 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $435.5 million, or 6.5%, to $7.1 billion at June 30, 2022 compared to $6.7 billion at December 31, 2021. The increase in total assets includes an increase of $630.9 million, or 13.9%, in loans and leases from $4.5 billion at December 31, 2021 to $5.2 billion at June 30, 2022. Our originated loan and lease portfolio increased by $724.6 million and our acquired loan and lease portfolio decreased by $93.7 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans, offset by a decrease in PPP loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $506.8 million, or 8.6%, to $6.4 billion at June 30, 2022 compared to $5.9 billion at December 31, 2021. Total deposits increased by $233.3 million, or 4.5%, driven by growth in money market accounts, partly offset by a decrease in interest bearing deposits. Other borrowings increased by $228.4 million, or 43.9%, mainly due to an increase in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2022 or December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $181.4 million, or 12.5%, from $1.5 billion at December 31, 2021 to $1.3 billion at June 30, 2022. The decrease was mainly attributed to decreases in the fair value of available-for-sale securities.

At June 30, 2022, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at June 30, 2022 and at December 31, 2021.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of June 30, 2022 or December 31, 2021.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,721	$31,782	$18,447	$18,476
U.S. Government agencies	148,844	135,519	141,096	139,390
Obligations of states, municipalities, and political subdivisions	82,261	77,453	86,454	89,636
Residential mortgage-backed securities
Agency	741,009	655,462	756,549	743,656
Non-agency	135,928	117,737	146,499	145,236
Commercial mortgage-backed securities
Agency	198,007	173,107	214,417	213,551
Corporate securities	48,328	45,961	65,814	67,346
Asset-backed securities	36,703	36,117	37,206	37,251
Total	$1,423,801	$1,273,138	$1,466,482	$1,454,542

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,880	$3,876	$3,885	$3,992
Total	$3,880	$3,876	$3,885	$3,992

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2022, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 269 investment securities with unrealized losses at June 30, 2022. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$32,721	1.80%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	22,522	1.44%	97,983	1.22%	28,339	1.99%
Obligations of states, municipalities, and political subdivisions	4,756	2.60%	21,671	2.59%	16,890	3.00%	38,944	2.25%
Residential mortgage- backed securities
Agency	—	0.00%	9,872	1.69%	102,325	1.56%	628,812	1.42%
Non-agency	—	0.00%	—	0.00%	—	0.00%	135,928	2.13%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,145	1.63%	184,862	2.04%
Corporate securities	2,000	4.50%	3,596	3.59%	42,732	3.73%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	30,122	2.49%	6,581	2.63%
Total	$6,756	3.16%	$90,382	1.96%	$303,197	1.93%	$1,023,466	1.68%

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,718	2.53%	$2,162	2.69%	$—	0.00%	$—	0.00%
Total	$1,718	2.53%	$2,162	2.69%	$—	0.00%	$—	0.00%

(1)
The weighted average yields are based on amortized cost.

As of June 30, 2022, and December 31, 2021, investment securities indexed to LIBOR were $47.7 million and $58.2 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $58.7 million at June 30, 2022, a decrease of $2.9 million from December 31, 2021.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2022 or December 31, 2021.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2022 and December 31, 2021, we held $30.0 million and $22.0 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2022 and December 31, 2021.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2022 and December 31, 2021 were $5.2 billion and $4.5 billion, respectively, an increase of $630.9 million, or 13.9%. Originated loans and leases were $4.8 billion at June 30, 2022, an increase of $724.6 million, or 17.7%, compared to $4.1 billion at December 31, 2021. Acquired impaired loans and acquired non-impaired loans and leases were $349.1 million at June 30, 2022, a decrease of $93.7 million, or 21.2%, compared to $442.8 million at December 31, 2021. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period. PPP loans decreased by $113.3 million during the six months ended June 30, 2022.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of June 30, 2022, the loan portfolio included $415.5 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 15.7% accommodation and food services, 15.3% retail trade, and 12.4% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,672,438	32.4%	$1,379,000	30.4%
Residential real estate	401,095	7.7%	379,796	8.4%
Construction, land development, and other land	434,132	8.4%	323,886	7.1%
Commercial and industrial	1,861,582	36.0%	1,534,745	33.8%
Paycheck Protection Program	10,391	0.2%	123,712	2.7%
Installment and other	926	0.0%	940	0.0%
Leasing financing receivables	438,379	8.5%	352,247	7.8%
Total originated loans and leases	$4,818,943	93.2%	$4,094,326	90.2%
Acquired impaired loans
Commercial real estate	$60,075	1.2%	$72,160	1.6%
Residential real estate	39,902	0.8%	49,401	1.1%
Construction, land development, and other land	1,184	0.0%	1,312	0.0%
Commercial and industrial	3,232	0.1%	4,014	0.1%
Installment and other	157	0.0%	164	0.0%
Total acquired impaired loans	$104,550	2.1%	$127,051	2.8%
Acquired non-impaired loans and leases
Commercial real estate	$167,425	3.2%	$214,588	4.7%
Residential real estate	40,174	0.8%	51,317	1.1%
Construction, land development, and other land	191	0.0%	201	0.1%
Commercial and industrial	32,569	0.6%	43,202	1.0%
Installment and other	227	0.0%	264	0.0%
Leasing financing receivables	3,992	0.1%	6,179	0.1%
Total acquired non-impaired loans and leases	$244,578	4.7%	$315,751	7.0%
Total loans and leases	$5,168,071	100.0%	$4,537,128	100.0%
Allowance for loan and lease losses	(62,436)		(55,012)
Total loans and leases, net of allowance for loan and lease losses	$5,105,635		$4,482,116

Loans collateralized by real estate comprised 54.5% of the loan and lease portfolio at June 30, 2022 and December 31, 2021, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2022 and December 31, 2021 and totaled $1.9 billion, or 67.4% of real estate loans and 36.8% of the total loan and lease portfolio at June 30, 2022. At December 31, 2021, commercial real estate loans totaled $1.7 billion and comprised 67.4% of real estate loans and 36.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $72.2 million as of December 31, 2021 to $60.1 million as of June 30, 2022, a decrease of $12.1 million, or 16.7%. At June 30, 2022 and December 31, 2021, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 327.3% and 302.5%, respectively. Non-owner occupied commercial real estate loans were $762.7 million and $637.1 million, or 95.1% and 84.6% of total capital, at June 30, 2022 and December 31, 2021, respectively.

Residential real estate loans totaled $481.2 million at June 30, 2022 compared to $480.5 million at December 31, 2021, an increase of $657,000, or 0.1%. The residential real estate loan portfolio comprised 17.1% and 19.4% of real estate loans as of June 30, 2022 and December 31, 2021, respectively, and 9.3% and 10.6% of total loans and leases at June 30, 2022 and December 31, 2021, respectively. Acquired impaired residential real estate loans decreased from $49.4 million at December 31, 2021 to $39.9 million at June 30, 2022, a decrease of $9.5 million, or 19.2%.

Construction, land development, and other land loans totaled $435.5 million at June 30, 2022 compared to $325.4 million at December 31, 2021, an increase of $110.1 million, or 33.8%. The construction, land development and other land loan portfolio comprised 13.5% and 13.2% of real estate loans at June 30, 2022 and December 31, 2021, respectively, and 8.4% and 7.2% of the total loan and lease portfolio at June 30, 2022 and December 31, 2021, respectively.

Commercial and industrial loans totaled $1.9 billion and $1.6 billion at June 30, 2022 and December 31, 2021, respectively, an increase of $315.4 million, or 19.9%. The commercial and industrial loan portfolio comprised 36.7% and 34.9% of the total loan and lease portfolio at June 30, 2022 and December 31, 2021, respectively.

PPP loans totaled $10.4 million at June 30, 2022, compared to $123.7 million at December 31, 2021, a decrease of $113.3 million, primarily as a result of SBA loan forgiveness.

Lease financing receivables comprised 8.6% and 7.9% of the loan and lease portfolio at June 30, 2022 and December 31, 2021, respectively. Total lease financing receivables were $442.4 million and $358.4 million at June 30, 2022 and December 31, 2021, respectively, an increase of $83.9 million, or 23.4%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2022 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$56,285	$125,849	$545,084	$309,741	$314,043	$138,046	$8,900	$174,490	$1,672,438
Residential real estate	11,105	17,317	98,342	63,840	47,345	95,307	63,267	4,572	401,095
Construction, land development, and other land	11,713	74,591	10,533	305,520	22,050	9,725	—	—	434,132
Commercial and industrial	22,194	341,730	195,484	863,354	142,434	256,746	33,304	6,336	1,861,582
Paycheck Protection Program	—	—	10,391	—	—	—	—	—	10,391
Installment and other	79	1	604	—	242	—	—	—	926
Leasing financing receivables	9,768	—	384,829	—	43,782	—	—	—	438,379
Total originated loans and leases	$111,144	$559,488	$1,245,267	$1,542,455	$569,896	$499,824	$105,471	$185,398	$4,818,943
Acquired impaired loans
Commercial real estate	$22,357	$292	$31,121	$327	$2,523	$2,328	$686	$441	$60,075
Residential real estate	7,019	300	14,195	471	8,622	620	6,390	2,285	39,902
Construction, land development, and other land	774	—	410	—	—	—	—	—	1,184
Commercial and industrial	692	77	2,419	44	—	—	—	—	3,232
Installment and other	5	—	32	—	120	—	—	—	157
Total acquired impaired loans	$30,847	$669	$48,177	$842	$11,265	$2,948	$7,076	$2,726	$104,550
Acquired non-impaired loans and leases
Commercial real estate	$15,125	$183	$64,837	$20,595	$26,807	$7,426	$2,834	$29,618	$167,425
Residential real estate	3,415	10,019	12,460	3,628	2,071	1,739	791	6,051	40,174
Construction, land development, and other land	191	—	—	—	—	—	—	—	191
Commercial and industrial	5,014	364	8,073	14,765	1,403	2,500	—	450	32,569
Installment and other	139	67	21	—	—	—	—	—	227
Leasing financing receivables	1,064	—	2,928	—	—	—	—	—	3,992
Total acquired non-impaired loans and leases	$24,948	$10,633	$88,319	$38,988	$30,281	$11,665	$3,625	$36,119	$244,578
Total loans and leases	$166,939	$570,790	$1,381,763	$1,582,285	$611,442	$514,437	$116,172	$224,243	$5,168,071

At June 30, 2022, 44.0% of the loan and lease portfolio bears interest at fixed rates and 56.0% at floating rates. In addition, $2.0 billion of the loan and lease portfolio has interest rate floors of which $108.7 million were at the interest rate floor or had no floor as of June 30, 2022. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of June 30, 2022 we had $1.0 billion in loans indexed to LIBOR.

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

Total ALLL was $62.4 million at June 30, 2022 compared to $55.0 million at December 31, 2021, an increase of $7.4 million, or 13.5%. The increase was primarily due to an increase in general reserves driven by loan and lease growth. Total ALLL to total loans and leases held for investment, net before ALLL, was 1.21% of total loans and leases at June 30, 2022 and December 31, 2021. As of June 30, 2022, approximately $27.3 million of the ALLL was allocated to unguaranteed loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$—	$10	$3,237	$59,458
Provision/(recapture) for acquired impaired loans	(382)	(196)	27	(18)	—	1	—	(568)
Provision/(recapture) for acquired non-impaired loans and leases	(740)	14	—	(514)	—	—	(32)	(1,272)
Provision for originated loans	1,688	521	649	4,384	—	—	506	7,748
Total provision	$566	$339	$676	$3,852	$—	$1	$474	$5,908
Charge-offs for acquired impaired loans	(34)	—	—	(1)	—	—	—	(35)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(463)	—	—	(2,653)	—	—	(324)	(3,440)
Total charge-offs	$(497)	$—	$—	$(2,654)	$—	$—	$(324)	$(3,475)
Recoveries for acquired impaired loans	1	4	—	18	—	—	—	23
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	21	21
Recoveries for originated loans and leases	42	1	—	275	—	—	183	501
Total recoveries	$43	$5	$—	$293	$—	$—	$204	$545
Less: Net charge-offs (recoveries)	454	(5)	—	2,361	—	—	120	2,930
Acquired impaired loans	1,240	809	28	386	—	3	—	2,466
Acquired non-impaired loans and leases	1,461	50	—	1,347	—	1	32	2,891
Originated loans and leases	17,117	1,630	1,764	33,002	—	7	3,559	57,079
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Ending ALLL balance
Acquired impaired loans	$1,240	$809	$28	$386	$—	$3	$—	$2,466
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,002	—	—	11,337	—	—	—	17,339
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,576	1,680	1,764	23,012	—	8	3,591	42,631
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Loans and leases ending balance
Acquired impaired loans	$60,075	$39,902	$1,184	$3,232	$—	$157	$—	$104,550
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,200	5,188	5,541	27,770	—	—	—	83,699
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,794,663	436,081	428,782	1,866,381	10,391	1,153	442,371	4,979,822
Total loans and leases at June 30, 2022, gross	$1,899,938	$481,171	$435,507	$1,897,383	$10,391	$1,310	$442,371	$5,168,071
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.03%	0.00%	0.00%	0.19%	0.00%	0.00%	0.01%	0.24%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.16%	0.77%	0.02%	0.06%	0.00%	0.01%	0.00%	2.02%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.87%	0.10%	0.11%	0.54%	0.00%	0.00%	0.00%	1.62%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.73%	8.44%	8.30%	36.11%	0.20%	0.02%	8.56%	96.36%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(537)	(203)	25	(21)	—	1	—	(735)
Provision/(recapture) for acquired non-impaired loans and leases	(1,889)	25	—	(1,476)	—	—	(53)	(3,393)
Provision for originated loans	5,776	1,030	1,245	5,807	—	1	1,172	15,031
Total provision	$3,350	$852	$1,270	$4,310	$—	$2	$1,119	$10,903
Charge-offs for acquired impaired loans	(34)	—	—	(1)	—	—	—	(35)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(703)	—	—	(3,116)	—	—	(687)	(4,506)
Total charge-offs	$(737)	$—	$—	$(3,117)	$—	$—	$(687)	$(4,541)
Recoveries for acquired impaired loans	1	6	—	44	—	—	-	51
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	37	37
Recoveries for originated loans and leases	286	3	—	369	—	—	316	974
Total recoveries	$287	$9	$—	$413	$—	$—	$353	$1,062
Less: Net charge-offs (recoveries)	450	(9)	—	2,704	—	—	334	3,479
Acquired impaired loans	1,240	809	28	386	—	3	—	2,466
Acquired non-impaired loans and leases	1,461	50	—	1,347	—	1	32	2,891
Originated loans and leases	17,117	1,630	1,764	33,002	—	7	3,559	57,079
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Ending ALLL balance
Acquired impaired loans	$1,240	$809	$28	$386	$—	$3	$—	$2,466
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,002	—	—	11,337	—	—	—	17,339
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,576	1,680	1,764	23,012	—	8	3,591	42,631
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Loans and leases ending balance
Acquired impaired loans	$60,075	$39,902	$1,184	$3,232	$—	$157	$—	$104,550
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,200	5,188	5,541	27,770	—	—	—	83,699
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,794,663	436,081	428,782	1,866,381	10,391	1,153	442,371	4,979,822
Total loans and leases at June 30, 2022, gross	$1,899,938	$481,171	$435,507	$1,897,383	$10,391	$1,310	$442,371	$5,168,071
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.02%	0.00%	0.00%	0.11%	0.00%	0.00%	0.02%	0.15%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.16%	0.77%	0.02%	0.06%	0.00%	0.01%	0.00%	2.02%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.87%	0.10%	0.11%	0.54%	0.00%	0.00%	0.00%	1.62%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.73%	8.44%	8.30%	36.11%	0.20%	0.02%	8.56%	96.36%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2021	$20,498	$2,091	$785	$40,302	$—	$12	$1,902	$51,300
Provision/(recapture) for acquired impaired loans	(22)	(198)	3	(97)	—	—	—	(314)
Provision/(recapture) for acquired non-impaired loans and leases	78	(1)	—	585	—	—	(50)	612
Provision/(recapture) for originated loans	(879)	(531)	(169)	(990)	—	(3)	305	(2,267)
Total provision/(recapture)	$(823)	$(730)	$(166)	$(502)	$—	$(3)	$255	$(1,969)
Charge-offs for acquired impaired loans	—	—	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	(41)	—	—	(228)	—	—	—	(269)
Charge-offs for originated loans and leases	(161)	—	—	(1,601)	—	—	(385)	(2,147)
Total charge-offs	$(202)	$—	$—	$(1,829)	$—	$—	$(385)	$(2,416)
Recoveries for acquired impaired loans	5	2	—	22	—	—	—	29
Recoveries for acquired non-impaired loans and leases	59	1	—	97	—	—	30	187
Recoveries for originated loans and leases	4	—	—	194	—	—	100	298
Total recoveries	$68	$3	$—	$313	$—	$—	$130	$514
Less: Net charge-offs (recoveries)	134	(3)	—	1,516	—	—	255	1,902
Acquired impaired loans	2,191	334	8	1,337	—	—	—	3,870
Acquired non-impaired loans and leases	4,290	91	—	3,200	—	2	62	7,645
Originated loans and leases	13,060	939	611	33,747	—	7	1,840	50,204
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending ALLL balance
Acquired impaired loans	$2,191	$334	$8	$1,337	$—	$—	$—	$3,870
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,607	52	—	17,931	—	—	—	25,590
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Loans and leases ending balance
Acquired impaired loans	$91,313	$67,401	$2,008	$7,444	$—	$180	$—	$168,346
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,182	1,421	—	39,516	—	—	—	95,119
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Total loans and leases at June 30, 2021, gross	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%	0.01%
Originated loans and leases	0.01%	0.00%	0.00%	0.13%	0.00%	0.00%	0.03%	0.17%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.04%	1.51%	0.04%	0.17%	0.00%	0.00%	0.00%	3.77%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.21%	0.03%	0.00%	0.88%	0.00%	0.00%	0.00%	2.13%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.37%	10.15%	6.08%	30.64%	10.66%	0.03%	6.18%	94.11%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture) for acquired impaired loans	(438)	(145)	(31)	(335)	—	—	—	(949)
Provision/(recapture) for acquired non-impaired loans and leases	863	(14)	—	1,413	—	(1)	(48)	2,213
Provision/(recapture) for originated loans	1,358	(873)	(376)	366	—	(5)	664	1,134
Total provision/(recapture)	$1,783	$(1,032)	$(407)	$1,444	$—	$(6)	$616	$2,398
Charge-offs for acquired impaired loans	(1,255)	(11)	(326)	(88)	—	—	—	(1,680)
Charge-offs for acquired non-impaired loans and leases	(80)	—	—	(1,748)	—	—	(59)	(1,887)
Charge-offs for originated loans and leases	(745)	—	—	(2,880)	—	—	(690)	(4,315)
Total charge-offs	$(2,080)	$(11)	$(326)	$(4,716)	$—	$—	$(749)	$(7,882)
Recoveries for acquired impaired loans	10	4	—	23	—	—	—	37
Recoveries for acquired non-impaired loans and leases	119	2	—	135	—	—	69	325
Recoveries for originated loans and leases	125	1	—	215	—	—	153	494
Total recoveries	$254	$7	$—	$373	$—	$—	$222	$856
Less: Net charge-offs	1,826	4	326	—	—	—	527	7,026
Acquired impaired loans	2,191	334	8	1,337	—	—	—	3,870
Acquired non-impaired loans and leases	4,290	91	—	3,200	—	2	62	7,645
Originated loans and leases	13,060	939	611	33,747	—	7	1,840	50,204
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Ending ALLL balance
Acquired impaired loans	$2,191	$334	$8	$1,337	$—	$—	$—	$3,870
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,607	52	—	17,931	—	—	—	25,590
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,743	978	611	19,016	—	9	1,902	32,259
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Loans and leases ending balance
Acquired impaired loans	$91,313	$67,401	$2,008	$7,444	$—	$180	$—	$168,346
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	54,182	1,421	—	39,516	—	—	—	95,119
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,357,381	453,456	271,918	1,369,275	476,282	1,293	276,387	4,205,992
Total loans and leases at June 30, 2021, gross	$1,502,876	$522,278	$273,926	$1,416,235	$476,282	$1,473	$276,387	$4,469,457
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.06%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.07%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.07%	0.00%	0.00%	0.00%	0.07%
Originated loans and leases	0.03%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.17%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	2.04%	1.51%	0.04%	0.17%	0.00%	0.00%	0.00%	3.77%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	1.21%	0.03%	0.00%	0.88%	0.00%	0.00%	0.00%	2.13%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	30.37%	10.15%	6.08%	30.64%	10.66%	0.03%	6.18%	94.11%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2022 and December 31, 2021 totaled $38.7 million and $25.2 million, driven mainly by one conventional non-performing relationship. The U.S. government guaranteed portion of non-performing loans totaled $1.7 million at June 30, 2022 and $3.3 million at December 31, 2021.

Total OREO increased from $2.1 million at December 31, 2021 to $4.7 million at June 30, 2022. The $2.6 million increase in OREO resulted mostly from one property transferred to OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2022	2021
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$33,944	$23,130
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	33,944	23,130
Other real estate owned	4,749	2,112
Total non-performing assets	$38,693	$25,242
Accruing troubled debt restructured loans	$1,358	$1,927
Total non-performing loans and leases as a percentage of total loans and leases	0.66%	0.51%
Total non-accrual loans and leases as a percentage of total loans and leases	0.66%	0.51%
Total non-performing assets as a percentage of total assets	0.54%	0.38%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	183.94%	237.84%
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	183.94%	237.84%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$1,731	$3,270
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$1,731	$3,270
Accruing troubled debt restructured loans guaranteed	$—	$—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.62%	0.44%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.62%	0.44%
Total non-performing assets not guaranteed as a percentage of total assets	0.52%	0.33%

(1)
Includes $1.1 million and $1.5 million of non-accrual restructured loans at June 30, 2022 and December 31, 2021, respectively.
(2)
For the six months ended June 30, 2022, $827,000 in interest income would have been recorded had non-accrual loans been current.
(3)
For the six months ended June 30, 2022, $38,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $10.8 million between December 31, 2021 and June 30, 2022 primarily due to one commercial relationship.

Total accruing loans past due decreased from $34.1 million at December 31, 2021 to $15.8 million at June 30, 2022. This represents a decrease of $18.3 million, or 53.7%, and can be attributed to decreases in residential real estate. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

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

Total deposits at June 30, 2022 were $5.4 billion, representing an increase of $233.3 million, or 4.5%, compared to $5.2 billion at December 31, 2021, driven by an increase in money market demand accounts . Non-interest-bearing deposits were $2.2 billion, or 40.5% of total deposits, at June 30, 2022, an increase of $22.5 million, or 1.0%, compared to $2.2 billion at December 31, 2021, or 41.9% of total deposits. Core deposits were 93.2% and 91.9% of total deposits at June 30, 2022 and December 31, 2021, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,265,426	0.00%	$2,085,358	0.00%
Interest checking	615,831	0.27%	626,886	0.14%
Money market accounts	1,307,320	0.37%	1,052,223	0.11%
Savings	664,954	0.05%	607,035	0.05%
Time deposits (below $100,000)	254,419	0.21%	287,113	0.62%
Time deposits ($100,000 and above)	372,780	0.32%	430,682	1.00%
Total	$5,480,730	0.16%	$5,089,296	0.08%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,256,778	0.00%	$2,005,213	0.00%
Interest checking	597,665	0.20%	587,030	0.14%
Money market accounts	1,281,519	0.26%	1,087,964	0.12%
Savings	657,155	0.05%	592,350	0.05%
Time deposits (below $100,000)	260,635	0.19%	294,791	0.22%
Time deposits ($100,000 and above)	383,908	0.29%	452,575	0.42%
Total	$5,437,660	0.12%	$5,019,923	0.10%

Our average cost of deposits was 0.16% during the three months ended June 30, 2022, compared to 0.08% during the three months ended June 30, 2021. Our average cost of deposits was 0.12% during the six months ended June 30, 2022 compared to 0.10% during the six months ended June 30, 2021. This increase were principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment. Our average non-interest bearing deposits to total average deposits ratios were 41.3% during the three months ended June 30, 2022, compared to 41.0% during the three months ended June 30, 2021. Our average non-interest bearing deposits to total average deposits ratios were 41.5% during the six months ended June 30, 2022 compared to 39.9% during the six months ended June 30, 2021. We had $67.5 million in brokered time deposits at June 30, 2022 and none at December 31, 2021. Our loan and lease to deposit ratio was 96.2% at June 30, 2022 compared to 89.3% at December 31, 2021.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of June 30, 2022 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$156,913	$49,924	$206,837	$29,424
Over three months through six months	139,891	25,619	165,510	9,119
Over six months through 12 months	185,909	39,870	225,779	17,120
Over 12 months	62,046	18,971	81,017	6,721
Total	$544,759	$134,384	$679,143	$62,384

Total estimated uninsured deposits, were $1.6 billion as of June 30, 2022 and December 31, 2021.

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

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At June 30, 2022 and December 31, 2021, we had an available borrowing capacity from the FHLB of $1.7 billion and $1.9 billion subject to the availability of collateral, respectively. At June 30, 2022, the Company had $650.0 million of FHLB advances with a maturities ranging from August 2022 to September 2022.

At June 30, 2022, Federal funds purchased totaled $45.0 million, with an interest rates ranging from 2.00% to 2.15%.

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

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of June 30, 2022 and December 31, 2021. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$358,083	$252,105
Maximum outstanding at any month-end period during the year	735,000	329,000
Balance outstanding at end of period	650,000	112,000
Weighted average interest rate during period	0.80%	0.21%
Weighted average interest rate at end of period	1.59%	0.22%
Federal funds purchased:
Average balance outstanding	$1,271	$—
Maximum outstanding at any month-end period during the year	45,000	—
Balance outstanding at end of period	45,000	—
Weighted average interest rate during period	2.32%	N/A
Weighted average interest rate at end of period	2.07%	N/A
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$—	$358,912
Maximum outstanding at any month-end period during the year	—	439,066
Balance outstanding at end of period	—	304,657
Weighted average interest rate during period	N/A	0.35%
Weighted average interest rate at end of period	N/A	0.35%
Line of credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $23.4 million, from $29.7 million at December 31, 2021 to $53.1 million at June 30, 2022.

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

As of June 30, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.4 billion and $822.1 million from the Federal Reserve Bank (“FRB”). As of June 30, 2022, Byline Bank had open FHLB advances of $650.0 million and open letters of credit of $13.9 million, leaving us with available aggregate borrowing capacity of $129.7 million. In addition, Byline Bank had uncommitted federal funds lines available of $90.0 million at June 30, 2022.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 7, 2022. The amended revolving line of credit bears interest at either the LIBOR plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2022 and December 31, 2021, the line of credit had no outstanding balance.

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

Capital Resources

Stockholders’ equity at June 30, 2022 was $765.2 million compared to $836.4 million at December 31, 2021, a decrease of $71.2 million, or 8.5%. The decrease was primarily driven by the increase in accumulated other comprehensive loss during the six months ended June 30, 2022, reflecting the unrealized losses in our available-for-sale securities portfolio; the redemption of preferred stock; and the increase of treasury shares under the share repurchase program. These were offset by an increase in retained earnings.

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

As of June 30, 2022, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2022 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$853,822	13.09%	$521,687	8.00%	N/A	N/A
Bank	801,925	12.34%	519,994	8.00%	$649,992	10.00%
Tier 1 capital to risk weighted assets:
Company	$714,195	10.95%	$391,266	6.00%	N/A	N/A
Bank	737,298	11.34%	389,995	6.00%	$519,994	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$669,195	10.26%	$293,449	4.50%	N/A	N/A
Bank	737,298	11.34%	292,496	4.50%	$422,495	6.50%
Tier 1 capital to average assets:
Company	$714,195	10.34%	$276,366	4.00%	N/A	N/A
Bank	737,298	10.68%	276,159	4.00%	$345,199	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$830,262	14.70%	$451,903	8.00%	N/A	N/A
Bank	753,480	13.38%	450,470	8.00%	$563,087	10.00%
Tier 1 capital to risk weighted assets:
Company	$698,846	12.37%	$338,927	6.00%	N/A	N/A
Bank	697,064	12.38%	337,852	6.00%	$450,470	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$643,408	11.39%	$254,195	4.50%	N/A	N/A
Bank	697,064	12.38%	253,389	4.50%	$366,007	6.50%
Tier 1 capital to average assets:
Company	$698,846	10.89%	$256,657	4.00%	N/A	N/A
Bank	697,064	10.87%	256,478	4.00%	$320,597	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2022.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2022 the Company received $12.0 million in cash dividends from Byline Bank. For the year ended December 31, 2021, the Company received $24.0 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, redemption of the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

We purchased 232,000 shares at a cost of $5.5 million under our stock repurchase program during the three months ended June 30, 2022. We purchased 514,819 shares at a cost of $13.1 million under our stock repurchase program during the six months ended June 30, 2022. We purchased 538,744 shares at a cost of $12.1 million under this program during the three months ended June 30, 2021. We purchased 871,488 shares at a cost of $18.5 million under our stock repurchase program during the six months ended June 30, 2021. The program is in effect until December 31, 2022, unless terminated earlier.

On July 26, 2022, the Company's Board of Directors declared a cash dividend of $0.09 per share, payable on August 23, 2022, to stockholders of record of the Company's common stock as of August 9, 2022.

Off-Balance Sheet Items and Other Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Statements of Financial Condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.25% to 18.00% and maturities up to 2045. Variable rate loan commitments have interest rates ranging from 1.75% to 8.25% and maturities up to 2048.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain money market accounts and variable rate borrowings. We also enter into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2022 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2022
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$550,000	$28,846	$—
Other interest rate derivatives—pay fixed, receive floating	517,607	10,296	(10,153)
Other credit derivatives	7,126	—	(1)

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income and earnings per share excluding significant items
Reported Net Income	$20,283	$28,492	$42,594	$50,290
Significant items:
Impairment charges on assets held for sale	—	1,943	—	2,547
Tax benefit	—	(530)	—	(695)
Adjusted Net Income	$20,283	$29,905	$42,594	$52,142
Reported Diluted Earnings per Share	$0.54	$0.73	$1.12	$1.29
Significant items:
Impairment charges on assets held for sale	—	0.05	—	0.07
Tax benefit	—	(0.01)	—	(0.02)
Adjusted Diluted Earnings per Share	$0.54	$0.77	$1.12	$1.34

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Adjusted non-interest expense:
Non-interest expense	$43,773	$42,981	$88,328	$81,823
Less significant items:
Impairment charges on assets held for sale	—	1,943	—	2,547
Adjusted non-interest expense	$43,773	$41,038	$88,328	$79,276
Adjusted non-interest expense excluding amortization of intangible assets
Adjusted non-interest expense	$43,773	$41,038	$88,328	$79,276
Less: Amortization of intangible assets	1,868	1,848	3,464	3,597
Adjusted non-interest expense excluding amortization of intangible assets	$41,905	$39,190	$84,864	$75,679
Pre-tax pre-provision net income:
Pre-tax income	$26,107	$38,164	$54,719	$67,337
Add: Provision (recapture) for loan and lease losses	5,908	(1,969)	10,903	2,398
Pre-tax pre-provision net income	$32,015	$36,195	$65,622	$69,735
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$32,015	$36,195	$65,622	$69,735
Impairment charges on assets held for sale	—	1,943	—	2,547
Adjusted pre-tax pre-provision net income	$32,015	$38,138	$65,622	$72,282
Tax Equivalent Net Interest Income
Net interest income	$61,627	$58,174	$120,363	$114,814
Add: Tax-equivalent adjustment	237	269	473	519
Net interest income, fully taxable equivalent	$61,864	$58,443	$120,836	$115,333
Total revenues:
Net interest income	$61,627	$58,174	$120,363	$114,814
Add: non-interest income	14,161	21,002	33,587	36,744
Total revenues	$75,788	$79,176	$153,950	$151,558
Tangible common stockholders' equity:
Total stockholders' equity	$765,161	$817,073	$765,161	$817,073
Less: Preferred stock	—	10,438	—	10,438
Less: Goodwill and other intangibles	162,094	169,034	162,094	169,034
Tangible common stockholders' equity	$603,067	$637,601	$603,067	$637,601
Tangible assets:
Total assets	$7,131,717	$6,540,602	$7,131,717	$6,540,602
Less: Goodwill and other intangibles	162,094	169,034	162,094	169,034
Tangible assets	$6,969,623	$6,371,568	$6,969,623	$6,371,568
Average tangible common stockholders' equity:
Average total stockholders' equity	$780,652	$810,490	$806,264	$808,482
Less: Average preferred stock	—	10,438	4,959	10,438
Less: Average goodwill and other intangibles	163,068	169,906	163,948	170,845
Average tangible common stockholders' equity	$617,584	$630,146	$637,357	$627,199
Average tangible assets:
Average total assets	$6,975,725	$6,720,492	$6,841,601	$6,654,495
Less: Average goodwill and other intangibles	163,068	169,906	163,948	170,845
Average tangible assets	$6,812,657	$6,550,586	$6,677,653	$6,483,650
Tangible net income available to common stockholders:
Net income available to common stockholders	$20,283	$28,297	$42,398	$49,899
Add: After-tax intangible asset amortization	1,361	1,344	2,524	2,616
Tangible net income available to common stockholders	$21,644	$29,641	$44,922	$52,515
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$21,644	$29,641	$44,922	$52,515
Impairment charges on assets held for sale	—	1,943	—	2,547
Tax benefit on significant items	—	(530)	—	(695)
Adjusted tangible net income available to common stockholders	$21,644	$31,054	$44,922	$54,367

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$32,015	$36,195	$65,622	$69,735
Average total assets	6,975,725	6,720,492	6,841,601	6,654,495
Pre-tax pre-provision return on average assets	1.84%	2.16%	1.93%	2.11%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$32,015	$38,138	$65,622	$72,282
Average total assets	6,975,725	6,720,492	6,841,601	6,654,495
Adjusted pre-tax pre-provision return on average assets:	1.84%	2.28%	1.93%	2.19%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$61,864	$58,443	$120,836	$115,333
Total average interest-earning assets	6,573,878	6,231,616	6,414,768	6,165,033
Net interest margin, fully taxable equivalent	3.77%	3.76%	3.80%	3.77%
Non-interest income to total revenues:
Non-interest income	$14,161	$21,002	$33,587	$36,744
Total revenues	75,788	79,176	153,950	151,558
Non-interest income to total revenues	18.69%	26.53%	21.82%	24.24%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$43,773	$41,038	$88,328	$79,276
Average total assets	6,975,725	6,720,492	6,841,601	6,654,495
Adjusted non-interest expense to average assets	2.52%	2.45%	2.60%	2.40%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$41,905	$39,190	$84,864	$75,679
Total revenues	75,788	79,176	153,950	151,558
Adjusted efficiency ratio	55.29%	49.50%	55.12%	49.93%
Adjusted return on average assets:
Adjusted net income	$20,283	$29,905	$42,594	$52,142
Average total assets	6,975,725	6,720,492	6,841,601	6,654,495
Adjusted return on average assets	1.17%	1.78%	1.26%	1.58%
Adjusted return on average stockholders' equity:
Adjusted net income	$20,283	$29,905	$42,594	$52,142
Average stockholders' equity	780,652	810,490	806,264	808,482
Adjusted return on average stockholders' equity	10.42%	14.80%	10.65%	13.01%
Tangible common equity to tangible assets:
Tangible common equity	$603,067	$637,601	$603,067	$637,601
Tangible assets	6,969,623	6,371,568	6,969,623	6,371,568
Tangible common equity to tangible assets	8.65%	10.01%	8.65%	10.01%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$21,644	$29,641	$44,922	$52,515
Average tangible common stockholders' equity	617,584	630,146	637,357	627,199
Return on average tangible common stockholders' equity	14.06%	18.87%	14.21%	16.88%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$21,644	$31,054	$44,922	$54,367
Average tangible common stockholders' equity	617,584	630,146	637,357	627,199
Adjusted return on average tangible common stockholders' equity	14.06%	19.77%	14.21%	17.48%
Tangible book value per share:
Tangible common equity	$603,067	$637,601	$603,067	$637,601
Common shares outstanding	37,669,102	38,094,972	37,669,102	38,094,972
Tangible book value per share	$16.01	$16.74	$16.01	$16.74

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of June 30, 2022, we had a notional amount of $1.1 billion of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2022 is presented below. In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points
Year 1
Percentage change	22.8%	15.7%	7.8%	-7.8%
Dollar amount	$313,099	$294,967	$274,962	$235,181
Year 2
Percentage change	31.5%	21.3%	10.6%	-11.0%
Dollar amount	$353,025	$325,821	$296,986	$238,900

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.3% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 1.3% and 2.8% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. On July 27, 2021, our Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, we are authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
April 1 - April 30, 2022	15,680	$26.08	—	885,473
May 1 - May 31, 2022	80,226	23.98	80,226	805,247
June 1 - June 30, 2022	335,873	24.51	151,774	653,473
Total	431,779	$24.47	232,000
(1)
Also includes 184,099 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

3.5	Certificate of Elimination of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock Series B
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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 4, 2022	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/	Lindsay Corby
Lindsay Corby
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)