Form 10-Q
period 2022-09-30
BYLINE BANCORP, INC.
filed 2022-11-04
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,477,753\shares outstanding as of November 2, 2022

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$56,546	$35,247
Interest bearing deposits with other banks	159,744	122,684
Cash and cash equivalents	216,290	157,931
Equity and other securities, at fair value	7,279	10,578
Securities available-for-sale, at fair value	1,181,654	1,454,542
Securities held-to-maturity, at amortized cost (fair value at September 30, 2022—$3,825, December 31, 2021 —$3,992)	3,877	3,885
Restricted stock, at cost	27,077	22,002
Loans held for sale	33,975	64,460
Loans and leases:
Loans and leases	5,275,471	4,537,128
Allowance for loan and lease losses	(64,655)	(55,012)
Net loans and leases	5,210,816	4,482,116
Servicing assets, at fair value	21,127	23,744
Premises and equipment, net	59,049	62,548
Other real estate owned, net	4,402	2,112
Goodwill and other intangible assets, net	160,484	165,558
Bank-owned life insurance	81,592	80,039
Deferred tax assets, net	91,532	50,329
Accrued interest receivable and other assets	178,433	116,328
Total assets	$7,277,587	$6,696,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,142,183	$2,158,420
Interest-bearing deposits	3,470,273	2,996,627
Total deposits	5,612,456	5,155,047
Other borrowings	653,954	519,723
Subordinated notes, net	73,648	73,517
Junior subordinated debentures issued to capital trusts, net	37,232	36,906
Accrued interest payable and other liabilities	152,732	74,597
Total liabilities	6,530,022	5,859,790
STOCKHOLDERS’ EQUITY
Preferred stock	—	10,438
Common stock	389	387
Additional paid-in capital	597,049	593,753
Retained earnings	326,560	271,676
Treasury stock, at cost	(51,535)	(31,570)
Accumulated other comprehensive loss, net of tax	(124,898)	(8,302)
Total stockholders’ equity	747,565	836,382
Total liabilities and stockholders’ equity	$7,277,587	$6,696,172

	September 30, 2022		December 31, 2021
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	50,000	150,000,000	50,000	150,000,000
Shares issued	—	39,515,466	10,438	39,203,747
Shares outstanding	—	37,465,902	10,438	37,713,903
Treasury shares	—	2,049,564	—	1,489,844

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$72,824	$56,291	$187,924	$164,423
Interest on securities	6,402	5,534	18,821	17,982
Other interest and dividend income	677	947	1,522	1,837
Total interest and dividend income	79,903	62,772	208,267	184,242
INTEREST EXPENSE
Deposits	5,971	986	9,186	3,465
Other borrowings	3,232	349	4,724	1,333
Subordinated notes and debentures	1,825	1,592	5,119	4,785
Total interest expense	11,028	2,927	19,029	9,583
Net interest income	68,875	59,845	189,238	174,659
PROVISION FOR LOAN AND LEASE LOSSES	4,176	352	15,079	2,750
Net interest income after provision for loan and lease losses	64,699	59,493	174,159	171,909
NON-INTEREST INCOME
Fees and service charges on deposits	2,128	1,867	6,071	5,299
Loan servicing revenue	3,422	3,344	10,186	9,301
Loan servicing asset revaluation	(2,342)	(2,650)	(8,209)	(4,148)
ATM and interchange fees	1,007	1,201	3,187	3,257
Net realized gains (losses) on securities available-for-sale	(2)	130	50	1,456
Change in fair value of equity securities, net	(581)	(275)	(1,313)	36
Net gains on sales of loans	5,580	12,761	26,390	33,350
Wealth management and trust income	995	815	2,943	2,305
Other non-interest income	1,785	1,302	6,274	4,383
Total non-interest income	11,992	18,495	45,579	55,239
NON-INTEREST EXPENSE
Salaries and employee benefits	29,587	25,978	86,243	72,372
Occupancy and equipment expense, net	3,919	4,982	13,456	15,617
Impairment charge on assets held for sale	—	1,434	—	3,981
Loan and lease related expenses	530	1,175	581	3,629
Legal, audit and other professional fees	2,733	2,710	7,153	7,822
Data processing	3,370	3,108	9,952	8,710
Net loss recognized on other real estate owned and other related expenses	275	42	487	1,052
Other intangible assets amortization expense	1,611	1,738	5,075	5,335
Other non-interest expense	4,153	3,013	11,559	7,485
Total non-interest expense	46,178	44,180	134,506	126,003
INCOME BEFORE PROVISION FOR INCOME TAXES	30,513	33,808	85,232	101,145
PROVISION FOR INCOME TAXES	7,857	8,502	19,982	25,549
NET INCOME	22,656	25,306	65,250	75,596
Dividends on preferred shares	—	196	196	587
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,656	$25,110	$65,054	$75,009
EARNINGS PER COMMON SHARE
Basic	$0.61	$0.68	$1.76	$1.99
Diluted	$0.61	$0.66	$1.73	$1.95

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$22,656	$25,306	$65,250	$75,596
Securities available-for-sale
Unrealized holding losses arising during the period	(66,365)	(8,439)	(205,036)	(32,876)
Reclassification adjustments for net (gains) losses included in net income	2	(130)	(50)	(1,456)
Tax effect	18,004	2,387	55,640	9,560
Net of tax	(48,359)	(6,182)	(149,446)	(24,772)
Cash flow hedges
Unrealized holding gains arising during the period	20,531	651	45,088	1,606
Reclassification adjustments for net (gains) losses included in net income	(327)	29	(8)	71
Tax effect	(5,481)	(189)	(12,230)	(466)
Net of tax	14,723	491	32,850	1,211
Total other comprehensive loss	(33,636)	(5,691)	(116,596)	(23,561)
Comprehensive income (loss)	$(10,980)	$19,615	$(51,346)	$52,035

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

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	22,311	—	—	22,311
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(48,086)	(48,086)
Issuance of common stock upon exercise of stock options, net	—	—	117,254	—	(9)	—	(872)	—	(881)
Restricted stock activity, net	—	—	263,283	1	(1)	—	(700)	—	(700)
Return of common stock in connection with employee stock purchase plan	—	—	(39)	—	(1)	—	—	—	(1)
Redemption of preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,394)	—	—	(3,394)
Repurchase of common stock	—	—	(282,819)	—	—	—	(7,590)	—	(7,590)
Share-based compensation expense	—	—	—	—	1,264	—	—	—	1,264
Balance, March 31, 2022	—	$—	37,811,582	$388	$595,006	$290,397	$(40,732)	$(56,388)	$788,671
Net income	—	—	—	—	—	20,283	—	—	20,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(34,874)	(34,874)
Issuance of common stock upon exercise of stock options, net	—	—	86,001	—	(590)	—	(939)	—	(1,529)
Restricted stock activity, net	—	—	(19,046)	—	(31)	—	(518)	—	(549)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,565	—	—	—	537	—	537
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,402)	—	—	(3,402)
Repurchase of common stock	—	—	(232,000)	—	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	—	—	1,553	—	—	—	1,553
Balance, June 30, 2022	—	$—	37,669,102	$388	$595,938	$307,278	$(47,181)	$(91,262)	$765,161
Net income	—	—	—	—	—	22,656	—	—	22,656
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(33,636)	(33,636)
Restricted stock activity, net	—	—	(28,951)	1	(88)	—	(199)	—	(286)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,374)	—	—	(3,374)
Repurchase of common stock	—	—	(174,249)	—	—	—	(4,155)	—	(4,155)
Share-based compensation expense	—	—	—	—	1,199	—	—	—	1,199
Balance, September 30, 2022	—	$—	37,465,902	$389	$597,049	$326,560	$(51,535)	$(124,898)	$747,565

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,250	$75,596
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	15,079	2,750
Impairment loss on assets held for sale	—	3,981
Depreciation and amortization of premises and equipment	3,276	4,603
Net amortization of securities	3,360	6,649
Net change in fair value of equity securities, net	1,313	(36)
Net realized gains on securities available-for-sale	(50)	(1,456)
Net gains on sales and valuation adjustments of premises and equipment	(93)	(497)
Net gains on sales of loans	(26,390)	(33,350)
Originations of U.S. government guaranteed loans	(269,505)	(323,010)
Proceeds from U.S. government guaranteed loans sold	320,601	312,733
Accretion of premiums and discounts on acquired loans, net	(4,418)	(5,001)
Net change in servicing assets	2,617	(1,555)
Net losses on sales and valuation adjustments of other real estate owned	191	755
Net amortization of other acquisition accounting adjustments	5,075	5,261
Amortization of subordinated debt issuance cost	131	131
Accretion of junior subordinated debentures discount	326	345
Share-based compensation expense	4,016	2,937
Deferred tax provision, net of valuation	2,207	4,108
Increase in cash surrender value of bank owned life insurance	(1,550)	(983)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(54,598)	9,706
Accrued interest payable and other liabilities	118,791	(17,565)
Net cash provided by operating activities	185,629	46,102
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(94,430)	(514,506)
Proceeds from maturities and calls of securities available-for-sale	22,832	37,108
Proceeds from paydowns of securities available-for-sale	114,026	269,286
Proceeds from sales of securities available-for-sale	23,293	280,962
Proceeds from maturities and calls of securities held-to-maturity	—	500
Purchases of Federal Home Loan Bank stock, net	(5,075)	(5,420)
Net change in loans and leases	(742,449)	(272,913)
Purchases of premises and equipment	(3,329)	(1,762)
Proceeds from sales of premises and equipment	28	296
Proceeds from sales of assets held for sale	2,903	4,919
Proceeds from sales of other real estate owned	356	2,998
Investment in bank owned life insurance	—	(50,000)
Net cash used in investing activities	(681,845)	(248,532)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$457,409	$406,321
Proceeds from short-term borrowings	16,555,400	11,953,000
Repayments of short-term borrowings	(16,445,400)	(11,832,000)
Proceeds from Paycheck Protection Program Liquidity Facility ("PPPLF") advances	—	196,679
Repayments of PPPLF advances	—	(412,182)
Net increase (decrease) in securities sold under agreements to repurchase	24,231	(14,279)
Dividends paid on preferred stock	(196)	(587)
Dividends paid on common stock	(10,084)	(7,928)
Proceeds from issuance of common stock	927	1,731
Redemption of preferred stock	(10,438)	—
Repurchases of common stock	(17,274)	(28,867)
Net cash provided by financing activities	554,575	261,888
NET CHANGE IN CASH AND CASH EQUIVALENTS	58,359	59,458
CASH AND CASH EQUIVALENTS, beginning of period	157,931	83,420
CASH AND CASH EQUIVALENTS, end of period	$216,290	$142,878
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,780	$8,901
Cash paid during the period for taxes	$28,048	$25,525
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$2,837	$436
Common dividend declared, not paid	$86	$102

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2022 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019.

The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are currently not required.

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

Issued Accounting Pronouncements Pending Adoption

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016‑13, Measurement of Credit Losses on Financial Instruments. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon adoption, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the prior methodology and the amount required under the new standard. The amendments in this ASU broaden the information that an entity must consider in

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more useful to users of the financial statements. In February 2022, FASB issued ASU No. 2022-02, Troubled Debt Restructurings (TDRs) and Vintage Disclosures, which eliminates the specific accounting guidance for TDRs and updates the vintage disclosure requirements to require disclosure of current period charge-offs by year of origination. This guidance will be implemented upon adoption. In November 2019, FASB issued ASU No. 2019-10, Effective Dates, which delays the effective date of the ASU for entities not classified as Public Business Entities. The Company will adopt the standard on December 31, 2022. The new guidance will result in an increase in the allowance for loan losses, which will reflect the requirement to include expected losses on purchased credit-impaired loans. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecasts as of the adoption date.

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2022. Banking regulators have provided guidance that prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At September 30, 2022, $822.4 million of loans, derivatives with a notional amount of $457.5 million, and securities available for sale with a fair value of $43.9 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures with a carrying value of $37.2 million were also tied to LIBOR.

Fair Value Measurement (Topic 820) - In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in the ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account on the equity security and, therefore, is not considered in measuring fair value. The ASU also requires additional disclosures about the restriction. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,745	$—	$(1,828)	$30,917
U.S. Government agencies	152,254	172	(21,525)	130,901
Obligations of states, municipalities, and political subdivisions	71,550	1	(7,986)	63,565
Residential mortgage-backed securities
Agency	726,035	—	(120,937)	605,098
Non-agency	132,847	—	(24,762)	108,085
Commercial mortgage-backed securities
Agency	194,347	—	(34,417)	159,930
Corporate securities	45,320	—	(3,704)	41,616
Asset-backed securities	43,582	—	(2,040)	41,542
Total	$1,398,680	$173	$(217,199)	$1,181,654

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,877	$—	$(52)	$3,825
Total	$3,877	$—	$(52)	$3,825

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$37	$(8)	$18,476
U.S. Government agencies	141,096	661	(2,367)	139,390
Obligations of states, municipalities, and political subdivisions	86,454	3,238	(56)	89,636
Residential mortgage-backed securities
Agency	756,549	2,122	(15,015)	743,656
Non-agency	146,499	4	(1,267)	145,236
Commercial mortgage-backed securities
Agency	214,417	2,795	(3,661)	213,551
Corporate securities	65,814	1,586	(54)	67,346
Asset-backed securities	37,206	49	(4)	37,251
Total	$1,466,482	$10,492	$(22,432)	$1,454,542

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$107	$—	$3,992
Total	$3,885	$107	$—	$3,992

The Company did not classify securities as trading during the nine months ended September 30, 2022 or during 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$30,917	$(1,828)	$—	$—	$30,917	$(1,828)
U.S. Government agencies	17	44,100	(5,144)	69,740	(16,381)	113,840	(21,525)
Obligations of states, municipalities and political subdivisions	71	59,633	(6,932)	2,776	(1,054)	62,409	(7,986)
Residential mortgage-backed securities
Agency	101	154,271	(18,027)	450,804	(102,910)	605,075	(120,937)
Non-agency	19	84,376	(18,943)	23,709	(5,819)	108,085	(24,762)
Commercial mortgage-backed securities
Agency	47	87,638	(14,347)	65,745	(20,070)	153,383	(34,417)
Corporate securities	24	39,806	(3,514)	1,810	(190)	41,616	(3,704)
Asset-backed securities	7	30,838	(563)	10,704	(1,477)	41,542	(2,040)
Total	292	$531,579	$(69,298)	$625,288	$(147,901)	$1,156,867	$(217,199)
Held-to-maturiy
Obligations of states, municipalities, and political subdivisions	5	$3,825	$(52)	$—	$—	$3,825	$(52)
Total	5	$3,825	$(52)	$—	$—	$3,825	$(52)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2021	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$9,946	$(8)	$—	$—	$9,946	$(8)
U.S. Government agencies	10	64,585	(1,590)	19,223	(777)	83,808	(2,367)
Obligations of states, municipalities and political subdivisions	3	9,507	(56)	—	—	9,507	(56)
Residential mortgage-backed securities
Agency	51	612,280	(13,894)	25,412	(1,121)	637,692	(15,015)
Non-agency	14	96,372	(1,257)	761	(10)	97,133	(1,267)
Commercial mortgage-backed securities
Agency	19	64,473	(1,994)	37,063	(1,667)	101,536	(3,661)
Corporate securities	3	7,502	(54)	—	—	7,502	(54)
Asset-backed securities	3	15,978	(4)	—	—	15,978	(4)
Total	104	$880,643	$(18,857)	$82,459	$(3,575)	$963,102	$(22,432)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities that had an unrealized loss for other than temporary impairment and determined all declines in value to be temporary. There were 292 securities available-for-sale with unrealized losses at September 30, 2022. There were five securities held-to-maturity with unrealized losses at September 30, 2022. The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three and nine months ended September 30, 2022 and 2021 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Proceeds	$10,287	$—	$23,293	$186,850
Gross gains	38	130	100	2,525
Gross losses	40	—	50	1,069

There were $2,000 in net losses and $50,000 in net gains on sales of securities reclassified from accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2022, respectively. There were $130,000 and $1.5 million in net gains reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2021, respectively.

Securities posted and pledged as collateral were $331.8 million and $332.3 million at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $242.7 million and $277.1 million, respectively, and for customer repurchase agreements of $64.9 million and $38.8 million, respectively. At September 30, 2022 and December 31, 2021, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2022, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$3,479	$3,472
Due from one to five years	91,916	85,381
Due from five to ten years	188,480	168,618
Due after ten years	61,576	51,070
Mortgage-backed securities	1,053,229	873,113
Total	$1,398,680	$1,181,654
Held-to-maturity
Due in one year or less	$2,719	$2,697
Due from one to five years	1,158	1,128
Total	$3,877	$3,825

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2022	2021
Commercial real estate	$1,865,689	$1,663,256
Residential real estate	481,300	480,236
Construction, land development, and other land	458,864	327,143
Commercial and industrial	1,966,385	1,580,235
Paycheck Protection Program ("PPP")	1,571	127,184
Installment and other	1,323	1,322
Lease financing receivables	490,613	354,135
Total loans and leases	5,265,745	4,533,511
Net unamortized deferred fees and costs	4,511	(674)
Initial direct costs	5,215	4,291
Allowance for loan and lease losses	(64,655)	(55,012)
Net loans and leases	$5,210,816	$4,482,116

	September 30,	December 31,
	2022	2021
Lease financing receivables
Net minimum lease payments	$482,688	$352,948
Unguaranteed residual values	47,911	27,953
Unearned income	(39,986)	(26,766)
Total lease financing receivables	490,613	354,135
Initial direct costs	5,215	4,291
Lease financing receivables before allowance for lease losses	$495,828	$358,426

Total loans and leases consist of originated loans and leases, acquired impaired loans and acquired non-impaired loans and leases. At September 30, 2022 and December 31, 2021, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $130.9 million and $231.2 million respectively. At September 30, 2022 and December 31, 2021, the discount on the unguaranteed portion of U.S. government guaranteed loans was $27.1 million and $28.3 million, respectively, which are included in total loans and leases. At September 30, 2022 and December 31, 2021, installment and other loans included overdraft deposits of $527,000 and $445,000, respectively, which were reclassified as loans. At September 30, 2022 and December 31, 2021, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $1.9 billion, respectively.

The minimum annual lease payments for lease financing receivables as of September 30, 2022 are summarized as follows:

Minimum Lease Payments
2022	$35,111
2023	154,438
2024	126,780
2025	91,453
2026	55,181
Thereafter	19,725
Total	$482,688

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-impaired loan reaches its maturity date, and is re-underwritten and renewed, it is internally

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

classified as an originated loan. Acquired impaired loans are loans acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 310-30. Acquired non-impaired loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. Acquired leases and revolving loans having evidence of credit quality deterioration do not qualify to be accounted for as acquired impaired loans and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2022 and December 31, 2021:

September 30, 2022	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,652,890	$56,974	$159,130	$1,868,994
Residential real estate	410,285	37,246	34,313	481,844
Construction, land development, and other land	456,463	1,144	—	457,607
Commercial and industrial	1,938,320	3,029	26,959	1,968,308
Paycheck Protection Program	1,522	—	—	1,522
Installment and other	1,016	153	199	1,368
Lease financing receivables	492,744	—	3,084	495,828
Total loans and leases	$4,953,240	$98,546	$223,685	$5,275,471

December 31, 2021	Originated	Acquired Impaired	Acquired Non-Impaired	Total
Commercial real estate	$1,379,000	$72,160	$214,588	$1,665,748
Residential real estate	379,796	49,401	51,317	480,514
Construction, land development, and other land	323,886	1,312	201	325,399
Commercial and industrial	1,534,745	4,014	43,202	1,581,961
Paycheck Protection Program	123,712	—	—	123,712
Installment and other	940	164	264	1,368
Lease financing receivables	352,247	—	6,179	358,426
Total loans and leases	$4,094,326	$127,051	$315,751	$4,537,128

Acquired impaired loans—The unpaid principal balance and carrying amount of all acquired impaired loans are summarized below. The balances do not include an allowance for loan and lease losses of $2.4 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$97,445	$56,974	$113,257	$72,160
Residential real estate	81,765	37,246	95,056	49,401
Construction, land development, and other land	7,894	1,144	8,571	1,312
Commercial and industrial	4,977	3,029	10,201	4,014
Installment and other	823	153	858	164
Total acquired impaired loans	$192,904	$98,546	$227,943	$127,051

The following table summarizes the changes in accretable yield for acquired impaired loans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$13,529	$24,474	$18,595	$27,696
Accretion to interest income	(2,550)	(3,080)	(7,367)	(9,896)
Reclassification from nonaccretable difference, net	1,696	1,217	1,447	4,811
Ending balance	$12,675	$22,611	$12,675	$22,611

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-impaired loans and leases— The unpaid principal balance and carrying value for acquired non-impaired loans and leases at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$162,716	$159,130	$219,277	$214,588
Residential real estate	34,718	34,313	51,839	51,317
Construction, land development, and other land	63	—	265	201
Commercial and industrial	28,040	26,959	44,827	43,202
Installment and other	206	199	273	264
Lease financing receivables	3,091	3,084	6,199	6,179
Total acquired non-impaired loans and leases	$228,834	$223,685	$322,680	$315,751

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

The following tables summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2022 and 2021, are as follows:

September 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,818	$2,489	$1,792	$34,735	$—	$11	$3,591	$62,436
Provision	1,115	204	553	2,040	—	2	262	4,176
Charge-offs	(1,102)	(17)	—	(1,184)	—	(3)	(416)	(2,722)
Recoveries	219	5	—	161	—	—	380	765
Ending balance	$20,050	$2,681	$2,345	$35,752	$—	$10	$3,817	$64,655
Nine months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Provision	4,465	1,056	1,823	6,350	—	4	1,381	15,079
Charge-offs	(1,839)	(17)	—	(4,301)	—	(3)	(1,103)	(7,263)
Recoveries	506	14	—	574	—	—	733	1,827
Ending balance	$20,050	$2,681	$2,345	$35,752	$—	$10	$3,817	$64,655
Ending balance:
Individually evaluated for impairment	$6,094	$—	$—	$12,584	$—	$—	$—	$18,678
Collectively evaluated for impairment	12,631	1,831	2,247	23,089	—	8	3,817	43,623
Loans acquired with deteriorated credit quality	1,325	850	98	79	—	2	—	2,354
Total allowance for loan and lease losses	$20,050	$2,681	$2,345	$35,752	$—	$10	$3,817	$64,655

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$44,977	$4,782	$5,541	$35,979	$—	$—	$—	$91,279
Collectively evaluated for impairment	1,767,043	439,816	450,922	1,929,300	1,522	1,215	495,828	5,085,646
Loans acquired with deteriorated credit quality	56,974	37,246	1,144	3,029	—	153	—	98,546
Total loans and leases	$1,868,994	$481,844	$457,607	$1,968,308	$1,522	$1,368	$495,828	$5,275,471

September 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Provision/(recapture)	1,108	(225)	(61)	(1,218)	—	(2)	750	352
Charge-offs	(564)	(65)	—	(1,456)	—	—	(399)	(2,484)
Recoveries	287	2	—	380	—	—	342	1,011
Ending balance	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Nine months ended
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	2,891	(1,257)	(468)	226	—	(8)	1,366	2,750
Charge-offs	(2,644)	(76)	(326)	(6,172)	—	—	(1,148)	(10,366)
Recoveries	541	9	—	753	—	—	564	1,867
Ending balance	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending balance:
Individually evaluated for impairment	$8,420	$—	$—	$16,142	$—	$—	$—	$24,562
Collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Loans acquired with deteriorated credit quality	2,638	353	8	1,276	—	—	—	4,275
Total allowance for loan and lease losses	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598

September 30, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$45,563	$3,946	$—	$37,689	$—	$—	$—	$87,198
Collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Loans acquired with deteriorated credit quality	84,821	61,893	1,746	6,651	—	169	—	155,280
Total loans and leases	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228

The Company increased the allowance for loan and lease losses by $2.2 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, and recaptured $1.1 million and $5.7 million for the three and nine months ended September 30, 2021, respectively. For acquired impaired loans, the Company recaptured $112,000 and $831,000 of the allowance for the three and nine months ended September 30, 2022, respectively. The Company increased the allowance by $405,000 and recaptured $2.2 million for the three and nine months ended September 30, 2021, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For loans individually evaluated for impairment, the Company increased allowance for loan and lease losses by $1.3 million and recaptured $2.4 million for the three and nine months ended September 30, 2022, respectively. The Company recaptured $1.0 million of the allowance on loans and increased the allowance by $602,000 for the three and nine months ended September 30, 2021, respectively.

For loans and leases collectively evaluated for impairment, the Company increased allowance for loan and lease losses by $992,000 and $12.8 million for the three and nine months ended September 30, 2022, respectively. The Company recaptured $498,000 and $4.2 million of the allowance for loan and lease losses for the three and nine months ended September 30, 2021, respectively. The increase in allowance for loan and lease losses collectively evaluated for impairment was mainly driven by changes to qualitative factors surrounding macroeconomic environment and rising interest rates, as well as growth in the loan and lease portfolio.

An allowance for loan and lease loss allocation has not been made for PPP loans as these loans are fully guaranteed by the Small Business Administration ("SBA"). On a quarterly basis, the Company assesses the collectability of its government guarantee loan and lease portfolio using historical loss experience in its small business lending unit.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for loans and leases losses considered impaired as of September 30, 2022 and December 31, 2021, which exclude acquired impaired loans. For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non-accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

September 30, 2022	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$24,339	$26,728	$—
Residential real estate	4,782	4,891	—
Construction, land development, and other land	5,541	5,541	—
Commercial and industrial	10,979	11,892	—
With an allowance recorded
Commercial real estate	20,638	22,198	6,094
Commercial and industrial	25,000	26,215	12,584
Total impaired loans	$91,279	$97,465	$18,678

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate	$17,233	$19,252	$—
Residential real estate	1,802	1,919	—
Commercial and industrial	16,624	19,148	—
With an allowance recorded
Commercial real estate	17,818	20,117	6,538
Commercial and industrial	19,446	21,198	14,500
Total impaired loans	$72,923	$81,634	$21,038

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the average recorded investment and interest income recognized for loans and leases considered impaired, which exclude acquired impaired loans, for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$23,362	$424	$23,900	$304
Residential real estate	4,795	9	3,871	80
Construction, land development, and other land	5,541	75	—	—
Commercial and industrial	10,371	204	14,268	185
With an allowance recorded
Commercial real estate	23,698	327	30,980	632
Residential real estate	58	—	132	—
Commercial and industrial	21,354	731	25,901	675
Total impaired loans	$89,179	$1,770	$99,052	$1,876

	For the Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$20,462	$1,053	$28,480	$920
Residential real estate	3,329	77	2,788	109
Construction, land development, and other land	3,079	276	-	-
Commercial and industrial	12,919	494	16,668	481
With an allowance recorded
Commercial real estate	22,783	1,074	27,620	1,185
Residential real estate	29	—	207	2
Commercial and industrial	20,782	1,337	28,785	1,666
Total impaired loans	$83,383	$4,311	$104,548	$4,363

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for loan and lease losses calculation, excluding acquired impaired loans, as of September 30, 2022 and December 31, 2021:

September 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,669,578	$424,124	$423,076	$1,752,765	$1,522	$1,138	$492,624	$4,764,827
Watch	80,609	13,597	21,754	135,377	—	77	1,784	253,198
Special Mention	16,800	1,750	6,092	39,123	—	—	902	64,667
Substandard	45,033	5,127	5,541	38,014	—	—	518	94,233
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$1,812,020	$444,598	$456,463	$1,965,279	$1,522	$1,215	$495,828	$5,176,925

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Pass	$1,397,228	$406,948	$286,434	$1,341,826	$123,712	$1,123	$354,380	$3,911,651
Watch	123,248	19,062	31,768	177,638	—	81	1,992	353,789
Special Mention	37,340	3,118	5,885	21,586	—	—	1,609	69,538
Substandard	35,772	1,985	—	36,897	—	—	348	75,002
Doubtful	—	—	—	—	—	—	97	97
Loss	—	—	—	—	—	—	—	—
Total	$1,593,588	$431,113	$324,087	$1,577,947	$123,712	$1,204	$358,426	$4,410,077

The following tables summarize contractual delinquency information for acquired non-impaired and originated loans and leases by category at September 30, 2022 and December 31, 2021:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$—	$896	$—	$16,428	$17,324	$1,794,696	$1,812,020
Residential real estate	609	—	—	5,127	5,736	438,862	444,598
Construction, land development, and other land	—	—	—	—	—	456,463	456,463
Commercial and industrial	557	3,206	—	13,113	16,876	1,948,403	1,965,279
Paycheck Protection Program	—	—	—	—	—	1,522	1,522
Installment and other	1	—	—	—	1	1,214	1,215
Lease financing receivables	287	84	—	497	868	494,960	495,828
Total	$1,454	$4,186	$—	$35,165	$40,805	$5,136,120	$5,176,925

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total
Commercial real estate	$5,185	$2,361	$—	$12,751	$20,297	$1,573,291	$1,593,588
Residential real estate	14,282	852	—	1,450	16,584	414,529	431,113
Construction, land development, and other land	5,885	—	—	—	5,885	318,202	324,087
Commercial and industrial	2,479	1,097	—	8,600	12,176	1,565,771	1,577,947
Paycheck Protection Program	—	—	—	—	—	123,712	123,712
Installment and other	3	35	—	—	38	1,166	1,204
Lease financing receivables	1,661	251	—	329	2,241	356,185	358,426
Total	$29,495	$4,596	$—	$23,130	$57,221	$4,352,856	$4,410,077

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Troubled debt restructurings (“TDRs”) are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for loan and lease losses. The tables below present TDRs by loan category as of September 30, 2022 and December 31, 2021:

September 30, 2022	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	2	$553	$553	$—	$171
Commercial and industrial	1	34	34	—	34
Residential real estate	2	150	150	—	—
Total accruing	5	737	737	—	205
Non-accruing:
Commercial real estate	4	777	775	2	147
Commercial and industrial	6	2,065	1,015	1,050	119
Total non-accruing	10	2,842	1,790	1,052	266
Total troubled debt restructurings	15	$3,579	$2,527	$1,052	$471

December 31, 2021	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,703	$1,703	$—	$215
Commercial and industrial	1	56	56	—	131
Residential real estate	2	168	168	—	—
Total accruing	8	1,927	1,927	—	346
Non-accruing:
Commercial real estate	4	1,034	918	116	111
Commercial and industrial	3	1,745	588	1,157	—
Total non-accruing	7	2,779	1,506	1,273	111
Total troubled debt restructurings	15	$4,706	$3,433	$1,273	$457

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2022 and 2021 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Accruing:
Beginning balance	$1,358	$2,395	$1,927	$2,495
Additions	—	—	—	281
Net payments	(621)	(29)	(1,190)	(410)
Net transfers from non-accrual	—	—	—	—
Ending balance	737	2,366	737	2,366
Non-accruing:
Beginning balance	1,134	4,441	1,506	5,650
Additions	756	—	756	673
Net payments	(96)	(2,584)	(468)	(3,568)
Charge-offs	(4)	(10)	(4)	(908)
Net transfers to accrual	—	—	—	—
Ending balance	1,790	1,847	1,790	1,847
Total troubled debt restructurings	$2,527	$4,213	$2,527	$4,213

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three and nine months ended September 30, 2022 or 2021. In addition, there was no commitment outstanding on troubled debt restructurings at September 30, 2022 or December 31, 2021.

The following table presents the change in the balance of the reserve for unfunded commitments as of September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$2,191	$1,604	$1,403	$1,887
Provision/(recapture) for of unfunded commitments	136	(79)	924	(362)
Ending balance	$2,327	$1,525	$2,327	$1,525

There were no charge-offs or recoveries related to the reserve for unfunded commitments during the periods.
Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$22,155	$24,683	$23,744	$22,042
Additions, net	1,314	1,564	5,592	5,703
Changes in fair value	(2,342)	(2,650)	(8,209)	(4,148)
Ending balance	$21,127	$23,597	$21,127	$23,597

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Loan portfolios serviced for:
SBA guaranteed loans	$1,510,665	$1,510,375
USDA guaranteed loans	193,169	183,026
Total	$1,703,834	$1,693,401

Loan servicing revenue totaled $3.4 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively. Loan servicing revenue totaled $10.2 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $2.3 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $8.2 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$4,749	$4,417	$2,112	$6,350
Net additions to OREO	—	—	2,837	436
Proceeds from sales of OREO	(131)	(1,498)	(356)	(2,998)
Gains on sales of OREO	—	114	76	133
Valuation adjustments	(216)	—	(267)	(888)
Ending balance	$4,402	$3,033	$4,402	$3,033

At September 30, 2022, the balance of real estate owned included $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021, the balance of real estate owned included no foreclosed residential real estate properties.

At September 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $842,000 and $2.5 million, respectively.

There were no internally financed sales of OREO for the three or nine months ended September 30, 2022 or 2021.

Note 8—Leases

The Company enters into leases in the normal course of business primarily for its banking facilities and branches. The Company’s operating leases have varying maturity dates through year end 2042, some of which include renewal or termination options to extend the lease. In addition, the Company leases or subleases real estate to third parties. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less ("short-term leases") on the Company’s Condensed Consolidated Statements of Financial Condition.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of September 30, 2022:

	Balance Sheet Line Item	September 30, 2022	December 31, 2021
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,551	$11,646
Operating lease liability	Accrued interest payable and other liabilities	13,911	15,629

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At September 30, 2022, the weighted-average discount rate of operating leases was 1.28% and the weighted average remaining life of operating leases was 5.6 years, compared to 0.99% and 6.0 years as of December 31, 2021.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$682	$625	$2,260	$2,563
Short-term lease cost	47	42	160	164
Variable lease cost	384	586	1,264	1,260
Less: Sublease income	(158)	(166)	(434)	(479)
Total lease cost, net	$955	$1,087	$3,250	$3,508

The future minimum lease payments for operating leases, subsequent to September 30, 2022, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2022	$1,001
2023	3,530
2024	3,469
2025	2,487
2026	1,720
Thereafter	2,364
Total undiscounted lease payments	14,571
Less: imputed interest	(660)
Net lease liabilities	$13,911

The Company’s rental expenses for the three months ended September 30, 2022 and 2021 were $1.1 million and $1.2 million, respectively. The Company’s rental expenses for the nine months ended September 30, 2022 and 2021 were $3.7 million and $4.0 million, respectively For the three months ended September 30, 2022 and 2021, the Company received $158,000 and $166,000, respectively, in sublease income. For the nine months ended September 30, 2022 and 2021, the Company received $434,000 and $479,000, respectively, in sublease income.

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.0 million, and the leases have contractual lives extending through 2026. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$11,945	$1,796	$148,353	$18,346	$2,335
Amortization	—	(1,529)	(81)	—	(1,672)	(66)
Ending balance	$148,353	$10,416	$1,715	$148,353	$16,674	$2,269
Accumulated amortization	N/A	$45,050	$1,501	N/A	$38,792	$947
Weighted average remaining amortization period	N/A	4.5 Years	6.4 Years	N/A	5.0 Years	8.5 Years

	For the Nine Months Ended September 30,
	2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469
Amortization	—	(4,588)	(486)	—	(5,135)	(200)
Ending balance	$148,353	$10,416	$1,715	$148,353	$16,674	$2,269
Accumulated amortization	N/A	$45,050	$1,501	N/A	$38,792	$947
Weighted average remaining amortization period	N/A	4.5 Years	6.4 Years	N/A	5.0 Years	8.5 Years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2022:

Estimated Amortization
2022	$1,596
2023	4,336
2024	2,286
2025	1,721
2026	1,157
Thereafter	1,035
Total	$12,131

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2022 and 2021 was 23.4% and 25.3%, respectively. The Company recorded discrete income tax benefit of $2.1 million and $166,000 related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2022 and 2021, respectively.

Net deferred tax assets increased to $91.5 million at September 30, 2022 compared to $50.3 million at December 31, 2021 primarily as a result of unrealized losses on available-for-sale securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Non-interest-bearing demand deposits	$2,142,183	$2,158,420
Interest-bearing checking accounts	616,139	572,426
Money market demand accounts	1,485,815	1,106,272
Other savings	669,734	638,218
Time deposits (below $250,000)	586,198	532,589
Time deposits ($250,000 and above)	112,387	147,122
Total deposits	$5,612,456	$5,155,047

There were $122.7 million of brokered deposits included in time deposits below $250,000 at September 30, 2022. There were no brokered deposits included in time deposits at December 31, 2021.

At September 30, 2022, the scheduled maturities of time deposits were:

Scheduled Maturities
2022	$160,645
2023	479,550
2024	29,339
2025	14,293
2026 and thereafter	14,758
Total	$698,585

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Federal Home Loan Bank advances	$600,000	$490,000
Securities sold under agreements to repurchase	53,954	29,723
Line of credit	—	—
Total	$653,954	$519,723

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2022 and December 31, 2021, there were no outstanding advances under the Federal Reserve Bank discount window line.

At September 30, 2022, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $200.0 million, with interest rates ranging from 3.28% to 3.65% and maturities ranging from November 2022 to December 2022. Total variable rate advances were $400.0 million at September 30, 2022, with interest rates ranging from 2.91% to 3.00%, that may reset daily, and mature in November 2022. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 6, 2023. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2022 and December 31, 2021, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Federal Home Loan Bank line	$1,877,936	$1,883,349
Federal Reserve Bank of Chicago discount window line	797,131	602,962
Available federal funds lines	135,000	115,000

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

As of September 30, 2022, the net liability outstanding of the subordinated notes was $73.6 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At September 30, 2022 and December 31, 2021, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount September 30, 2022	Aggregate Principal Amount December 31, 2021	Stated Maturity	Contractual Rate at September 30, 2022	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	6.32%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	5.07%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,768)	(8,094)
Total liability, at carrying value	$37,232	$36,906

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (6.32% and 3.01% at September 30, 2022 and December 31, 2021, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $76,000 and $45,000 as of September 30, 2022 and December 31, 2021, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (5.07% and 1.98% at September 30, 2022 and December 31, 2021, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $22,000 and $9,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$251,525	$1,734,481	$1,986,006	$176,014	$1,578,405	$1,754,419
Letters of credit	536	58,144	58,680	599	58,543	59,142
Total	$252,061	$1,792,625	$2,044,686	$176,613	$1,636,948	$1,813,561

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 1.75% to 10.25% and maturities up to 2048.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
September 30, 2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$30,917	$30,917	$—	$—
U.S. Government agencies	130,901	—	130,901	—
Obligations of states, municipalities, and political subdivisions	63,565	—	63,565	—
Mortgage-backed securities; residential
Agency	605,098	—	605,098	—
Non-Agency	108,085	—	108,085	—
Mortgage-backed securities; commercial
Agency	159,930	—	159,930	—
Corporate securities	41,616	—	41,616	—
Asset-backed securities	41,542	—	41,542	—
Equity and other securities, at fair value
Mutual funds	2,505	2,505	—	—
Equity securities	4,774	—	4,109	665
Servicing assets	21,127	—	—	21,127
Derivative assets	68,072	—	68,072	—
Financial liabilities
Derivative liabilities	18,505	—	18,505	—

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$18,476	$18,476	$—	$—
U.S. Government agencies	139,390	—	139,390	—
Obligations of states, municipalities, and political subdivisions	89,636	—	89,636
Mortgage-backed securities; residential
Agency	743,656	—	743,656	—
Non-Agency	145,236	—	145,236	—
Mortgage-backed securities; commercial
Agency	213,551	—	213,551	—
Corporate securities	67,346	—	67,346	—
Asset-backed securities	37,251	—	37,251	—
Equity and other securities, at fair value
Mutual funds	4,880	4,880	—	—
Equity securities	5,698	—	5,012	686
Servicing assets	23,744	—	—	23,744
Derivative assets	13,375	—	13,375	—
Financial liabilities
Derivative liabilities	9,665	—	9,665	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2022	2021	2022	2021
	Investment Securities		Servicing Assets
Balance, beginning of period	$686	$685	$23,744	$22,042
Additions, net	—	—	5,592	5,703
Change in fair value	(21)	1	(8,209)	(4,148)
Balance, end of period	$665	$686	$21,127	$23,597

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2022 and 2021.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2022:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	5.3% - 6.4%	5.8%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 33.7%	13.5%	Decrease
		Discount rate	6.3% - 55.7%	11.7%	Decrease
		Expected weighted average loan life	0.0 - 9.0 years	3.9 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Company’s assets that were measured at fair value on a non-recurring basis, excluding acquired impaired loans, as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
September 30, 2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$38,883	$—	$—	$38,883
Residential real estate	4,782	—	—	4,782
Construction, land development, and other land	5,541			5,541
Commercial and industrial	23,395	—	—	23,395
Assets held for sale	8,391	—	—	8,391
Other real estate owned	4,402	—	—	4,402

		Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans (excluding acquired impaired loans)
Commercial real estate	$28,513	$—	$—	$28,513
Residential real estate	1,802	—	—	1,802
Commercial and industrial	21,570	—	—	21,570
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,112	—	—	2,112

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2022		2021
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$56,546	$56,546	$35,247	$35,247
Interest bearing deposits with other banks	2	159,744	159,744	122,684	122,684
Securities held-to-maturity	2	3,877	3,825	3,885	3,992
Restricted stock	2	27,077	27,077	22,002	22,002
Loans held for sale	3	33,975	34,879	64,460	69,081
Loans and lease receivables, net (less impaired loans at fair value)	3	5,138,215	5,113,663	4,430,231	4,428,509
Accrued interest receivable	3	21,718	21,718	18,875	18,875
Financial liabilities
Non-interest-bearing deposits	2	2,142,183	2,142,183	2,158,420	2,158,420
Interest-bearing deposits	2	3,470,273	3,463,575	2,996,627	2,997,026
Accrued interest payable	2	2,844	2,844	262	262
Federal Home Loan Bank advances	2	600,000	600,000	490,000	490,000
Securities sold under repurchase agreement	2	53,954	53,954	29,723	29,723
Subordinated notes	2	73,648	74,645	73,517	81,744
Junior subordinated debentures	3	37,232	40,002	36,906	40,901

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$49,191	$—	$400,000	$4,140	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	549,662	18,881	(18,505)	439,876	9,235	(9,660)
Other credit derivatives	6,902	—	—	7,571	—	(5)
Total derivatives	$1,106,564	$68,072	$(18,505)	$847,447	$13,375	$(9,665)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $550.0 million as of September 30, 2022, and $400.0 million as of December 31, 2021. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2022, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of six forward starting pay fixed interest rate swaps totaling $400.0 million; two totaling $200.0 million are effective in March 2023; two totaling $100.0 million are effective in May 2023; one for $50.0 million is effective in June 2023; and one for $50.0 million is effective in September 2023.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $32,000 as of September 30, 2022 and $199,000 as of December 31, 2021. These are amortized over the original life of the cash flow hedge. Interest recorded on these swap transactions was income of $327,000 and an expense of $29,000 during the three months ended September 30, 2022, and 2021, respectively, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions was income of $8,000 and an expense of $71,000 during the nine months ended September 30, 2022 and 2021, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of September 30, 2022, the Company estimates $10.2 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

The following table reflects the cash flow hedges as of September 30, 2022:

Notional amounts	$550,000
Derivative assets fair value	49,191
Derivative liabilities fair value	—
Weighted average maturity	4.5 years

The weighted average pay rates of the swaps are 1.33% as of September 30, 2022, and receive rates are determined at the time the forward swaps become effective. The weighted average receive rates for the two effective hedges of $150.0 million are 2.77% as of September 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2022			September 30, 2021
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$45,088	$8	$—	$1,606	$(71)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $549.7 million as of September 30, 2022 with maturities ranging from January 2023 to July 2032. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2022 and 2021, there were $394,000 and $134,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2022 and 2021, there were $2.0 million and $840,000 of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of September 30, 2022:

Notional amounts	$549,662
Derivative assets fair value	18,881
Derivative liabilities fair value	18,505
Weighted average pay rates	4.14%
Weighted average receive rates	5.79%
Weighted average maturity	5.6 years

Other derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. The total notional amount was $6.9 million and $7.6 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of September 30, 2022 and December 21, 2021. The fair values of the credit derivatives is reflected in other assets and liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Other interest rate derivatives	$233	$98	$801	$482
Other credit derivatives	1	2	6	9
Total	$234	$100	$807	$491

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2022		December 31, 2021
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$68,072	$(18,505)	$13,375	$(9,665)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$68,072	$(18,505)	$13,375	$(9,665)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(39)	39	(3,253)	3,253
Collateral posted	(64,273)	18,466	(10,122)	6,412
Net credit exposure	$3,760	$—	$—	$—

As of September 30, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.5 million. The Company has posted $18.5 million collateral related to these agreements as of September 30, 2022. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $39,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2022, there were 414,791 shares available for future grants under the Omnibus Plan.

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

During 2022, the Company granted 298,452 shares of restricted common stock, par value $0.01 per share. Of this total, 166,290 restricted shares will vest ratably over four years on each anniversary of the grant date, 73,018 restricted shares will vest ratably over three years on each anniversary of the grant date, 12,661 restricted shares will cliff vest on the third anniversary of the grant date, 2,776 restricted shares will vest in one year, and 1,219 restricted shares vested immediately. In addition, 42,488 performance-based restricted shares were included in the 2022 grant that have a three year performance period ending December 31, 2024.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2022:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2022	542,520	$19.04
Granted	298,452	26.90
Incremental performance shares vested	1,074
Vested	(188,672)	19.07
Forfeited	(24,832)	21.89
Ending balance outstanding at September 30, 2022	628,542	$22.65

A total of 188,672 restricted shares vested during the nine months ended September 30, 2022. A total of 148,577 restricted shares vested during the year ended December 31, 2021. The fair value of restricted shares that vested during the nine months ended September 30, 2022 was $4.9 million. The fair value of restricted shares that vested during the year ended December 31, 2021 was $3.4 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Total share-based compensation - restricted stock	$4,016	$2,966
Income tax benefit	1,139	826
Unrecognized compensation expense	10,479	7,840
Weighted-average amortization period remaining	2.5 years	2.4 years

The fair value of the unvested restricted stock awards at September 30, 2022 was $12.7 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 816,060 shares remain outstanding under the BYB Plan at September 30, 2022.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at September 30, 2022.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2022:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	1,337,048	$11.26	$21,519	3.5
Exercised	(520,988)	11.18	$7,742
Expired	—
Ending balance outstanding at September 30, 2022	816,060	$11.30	$7,300	2.6
Exercisable at September 30, 2022	816,060	$11.30	$7,300	2.6

A total of 520,988 stock options were exercised during the nine months ended September 30, 2022 with proceeds of $470,000 and a related tax benefit of $2.1 million. A total of 53,531 stock options were exercised during the year ended December 31, 2021, with proceeds of $751,000 and a related tax benefit of $121,000. No stock options vested during the nine months ended September 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not recognize any stock option compensation expense during three or nine months ended September 30, 2022 or 2021. There was no unrecognized stock option compensation expenses as of September 30, 2022.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2022:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	170,697	$11.60	$2,688	3.4
Exercised	—
Expired	—
Ending balance outstanding at September 30, 2022	170,697	$11.60	$1,476	2.6
Exercisable at September 30, 2022	170,697	$11.60	$1,476	2.6

No stock options were exercised during the nine months ended September 30, 2022. A total of 62,366 stock options were exercised during the year ended December 31, 2021, proceeds of which were $705,000 and a related tax benefit of $153,000. No stock options vested during the nine months ended September 30, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 986,757 and 1,531,404 shares of common stock were outstanding as of September 30, 2022 and 2021, respectively. There were 628,542 and 579,064 restricted stock awards outstanding at September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$22,656	$25,306	$65,250	$75,596
Less: Dividends on preferred shares	—	196	196	587
Net income available to common stockholders	$22,656	$25,110	$65,054	$75,009
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	36,851,973	37,200,778	37,012,316	37,773,350
Incremental shares	519,186	817,523	569,550	749,762
Weighted-average common stock outstanding (dilutive)	37,371,159	38,018,301	37,581,866	38,523,112
Basic earnings per common share	$0.61	$0.68	$1.76	$1.99
Diluted earnings per common share	$0.61	$0.66	$1.73	$1.95

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Preferred stock
Par value	$0.01	$0.01
Shares authorized	50,000	50,000
Shares issued	—	10,438
Shares outstanding	—	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,515,466	39,203,747
Shares outstanding	37,465,902	37,713,903
Treasury shares	2,049,564	1,489,844

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

On February 15, 2022, the Company gave notice of its intention to redeem all of its outstanding shares of the Series B Preferred Stock (the “Preferred Stock Redemption”). The Preferred Stock Redemption was in accordance with the terms of the Certificate of Designations of the Series B Preferred Stock dated as of June 16, 2017 (the “Certificate of Designation”). On March 31, 2022, the Company redeemed all 10,438 outstanding shares of Series B Preferred Stock. Under the Certificate of

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Designations, the per share redemption price was the liquidation preference of $1,000 per share plus an amount equal to any declared and unpaid dividends thereon for any prior dividend period and totaled $10.6 million.

For the nine months ended September 30, 2022, the Company declared and paid dividends on the Series B preferred stock of $196,000. For the three and nine months ended September 30, 2021, the Company declared and paid dividends on the Series B preferred stock of $196,000 and $587,000.

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

The Company purchased 174,249 shares at a cost of $4.2 million under the stock repurchase program during the three months ended September 30, 2022. The Company purchased 460,220 shares at a cost of $10.4 million under this program during the three months ended September 30, 2021. The Company purchased 689,068 shares at a cost of $17.3 million under the stock repurchase program during the nine months ended September 30, 2022. The Company purchased 1,331,708 shares at a cost of $28.9 million under this program during nine months ended September 30, 2021.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2022 and 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.09 per share, respectively. For the nine months ended September 30, 2022 and 2021, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.27 and $0.21 per share, respectively.

On October 25, 2022, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on November 22, 2022 to stockholders of record of the Company’s common stock as of November 8, 2022.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for -Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	1,211	(24,772)	(23,561)
Balance, September 30, 2021	$906	$(6,420)	$(5,514)

Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	32,850	(149,446)	(116,596)
Balance, September 30, 2022	$35,667	$(160,565)	$(124,898)

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

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online accounting opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey, and New York. We also participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of Small Business Administration (“SBA”) loans in the country and the most active SBA lender in Illinois and Wisconsin, as reported by the SBA for the quarter ended September 30, 2022.

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

We reported consolidated net income of $22.7 million and $65.3 million for the three and nine months ended September 30, 2022, compared to net income of $25.3 million and $75.6 million for the three and nine months ended September 30, 2021, a decrease of $2.7 million and $10.3 million, respectively, for each comparable period. The decrease in net income was attributable to a $3.8 million and $12.3 million increase in provision for loan and lease losses, and a $6.5 million and $9.7 million decrease in non-interest income; offset by a $9.0 million and $14.6 million increase in net interest income, for each comparable three and nine month period. The increase in provision for loan and leases losses during the three and nine months ended September 30, 2022 was primarily a result of increased specific reserves on impaired loans, and loan and lease growth. The decrease in non-interest income was primarily driven by decreased net gains on sales of loans. The increase in net interest income was driven by growth in the loan and lease portfolio.

Dividends declared and paid on preferred shares were $196,000 and $587,000 for the nine months ended September 30, 2022 and 2021, respectively. Dividends declared and paid on preferred shares were $196,000 for the three months ended September 30, 2021. Dividends declared and paid on common shares were $3.4 million for each of the three months ended September 30, 2022 and 2021, respectively. Dividends declared and paid on common shares were $10.1 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022 and 2021, net income available to common stockholders was $22.7 million, or $0.61 per basic and diluted common share, and $25.1 million, or $0.68 per basic and $0.66 per diluted common share, respectively. For the nine months ended September 30, 2022 and 2021, net income available to common stockholders was $65.1 million, or $1.76 per basic and $1.73 per diluted common share, and $75.0 million, or $1.99 per basic and $1.95 per diluted common share, respectively.

Our results of operations for the three months ended September 30, 2022 and 2021 yielded an annual return on average assets of 1.26% and 1.53% and a return on average stockholders’ equity of 11.59% and 12.19%, respectively. Our results of operations for the nine months ended September 30, 2022 and 2021 yielded an annual return on average assets of 1.26% and 1.53% and a return on average stockholders’ equity of 10.96% and 12.42%, respectively.

As of September 30, 2022, we had consolidated total assets of $7.3 billion, total gross loans and leases outstanding of $5.3 billion, total deposits of $5.6 billion, and total stockholders’ equity of $747.6 million.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2022, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2022, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. We review our deferred tax positions quarterly for changes that may impact realizability. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. We use short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. It is our policy to recognize interest and penalties associated with uncertain tax positions, if applicable, as components of non‑interest expense.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2022, which are included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
Summary of Operations
Common Share Data
Basic earnings per common share	$0.61	$0.68	$1.76	$1.99
Diluted earnings per common share	$0.61	$0.66	$1.73	$1.95
Adjusted diluted earnings per share(1)(3)	$0.61	$0.69	$1.73	$2.02
Weighted-average common shares outstanding (basic)	36,851,973	37,200,778	37,012,316	37,773,350
Weighted-average common shares outstanding (diluted)	37,371,159	38,018,301	37,581,866	38,523,112
Common shares outstanding	37,465,902	37,690,087	37,465,902	37,690,087
Cash dividends per common share	$0.09	$0.09	$0.27	$0.21
Dividend payout ratio on common stock	14.75%	13.64%	15.61%	10.77%
Tangible book value per common share(1)	$15.67	$17.16	$15.67	$17.16
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1) (5)	4.05%	3.92%	3.88%	3.82%
Average cost of deposits	0.43%	0.08%	0.22%	0.09%
Efficiency ratio(2)	55.11%	54.18%	55.12%	52.49%
Adjusted efficiency ratio(1)(2)(3)	55.11%	52.35%	55.12%	50.76%
Non-interest expense to average assets	2.56%	2.67%	2.59%	2.54%
Adjusted non-interest expense to average assets(1)(3)	2.56%	2.58%	2.59%	2.46%
Return on average stockholders' equity	11.59%	12.19%	10.96%	12.42%
Adjusted return on average stockholders' equity(1)(3)	11.59%	12.69%	10.96%	12.90%
Return on average assets	1.26%	1.53%	1.26%	1.53%
Adjusted return on average assets(1)(3)	1.26%	1.59%	1.26%	1.58%
Non-interest income to total revenues(1)	14.83%	23.61%	19.41%	24.03%
Pre-tax pre-provision return on average assets(1)	1.93%	2.07%	1.93%	2.10%
Adjusted pre-tax pre-provision return on average assets(1)	1.93%	2.15%	1.93%	2.18%
Return on average tangible common stockholders' equity(1)	15.40%	16.22%	14.60%	16.66%
Adjusted return on average tangible common stockholders' equity(1)(3)	15.40%	16.86%	14.60%	17.27%
Non-interest-bearing deposits to total deposits	38.17%	41.06%	38.17%	41.06%
Loans and leases held for sale and loans and leases held for investment to total deposits	94.60%	90.29%	94.60%	90.29%
Deposits to total liabilities	85.95%	87.73%	85.95%	87.73%
Deposits per branch	$147,696	$117,234	$147,696	$117,234
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.67%	0.75%	0.67%	0.75%
ALLL to total loans and leases held for investment	1.23%	1.31%	1.23%	1.31%
Net charge-offs to average total loans and leases held for investment, net before ALLL	0.15%	0.13%	0.15%	0.25%
Acquisition accounting adjustments(4)	$2,537	$6,327	$2,537	$6,327
Capital Ratios
Common equity to total assets	10.27%	12.14%	10.27%	12.14%
Tangible common equity to tangible assets(1)	8.25%	9.89%	8.25%	9.89%
Leverage ratio	10.30%	11.21%	10.30%	11.21%
Common equity tier 1 capital ratio	10.24%	11.32%	10.24%	11.32%
Tier 1 capital ratio	10.91%	12.32%	10.91%	12.32%
Total capital ratio	13.02%	14.78%	13.02%	14.78%

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

We reported consolidated net income of $22.7 million for the three months ended September 30, 2022 compared to net income of $25.3 million for the three months ended September 30, 2021, a decrease of $2.7 million. The decrease in net income was primarily attributable to a $6.5 million decrease in non-interest income and a $3.8 million increase in the provision for loan and lease losses. These were offset by a $9.0 million increase in net interest income.

The increase in net interest income during the three months ended September 30, 2022 was mainly a result of higher yields and increased average loan and leases balances. The increase in provision for loan and lease losses was mainly attributable to loan and lease portfolio growth and increases in specific reserves on impaired loans. The decrease in non-interest income was principally driven by lower net gains on sales of loans.

Net income available to common stockholders was $22.7 million, or $0.61 per basic and diluted common share, for the three months ended September 30, 2022 compared to $25.1 million, or $0.68 per basic and $0.66 per diluted common share, for the three months ended September 30, 2021. Dividends on preferred shares were $196,000 for the three months ended September 30, 2021.

Our annualized return on average assets was 1.26% for the three months ended September 30, 2022 compared to 1.53% for the three months ended September 30, 2021. Our annualized return on average stockholders’ equity was 11.59% for the three months ended September 30, 2022 compared to 12.19% for the three months ended September 30, 2021. Our efficiency ratio was 55.11% for the three months ended September 30, 2022 compared to 54.18% for the three months ended September 30, 2021.

We reported consolidated net income of $65.2 million for the nine months ended September 30, 2022 compared to net income of $75.6 million for the nine months ended September 30, 2021, a decrease of $10.3 million. The decrease in net income was primarily attributable to a $12.3 million increase in the provision for loan and lease losses, a $9.7 million decrease in non-interest income, and an $8.5 million increase in non-interest expense. These were offset by a $14.6 million increase to net interest income, and a $5.6 million decrease in the provision for income taxes.

The increase in net interest income during the nine months ended September 30, 2022 was mainly a result of increased average balances and higher yields on loans and leases, partially offset by decreased interest and fee income on PPP loans. The increase in provision for loan and lease losses was mainly attributable to increases in specific reserves on impaired loans, and loan and lease portfolio growth. The decrease in non-interest income was primarily due to decrease in net gains on sales of loans due to lower volume and average premiums. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits.

Net income available to common stockholders was $65.1 million, or $1.76 per basic and $1.73 per diluted common share, for the nine months ended September 30, 2022 compared to $75.0 million, or $1.99 per basic and $1.95 per diluted common share, for the nine months ended September 30, 2021. Dividends on preferred shares were $196,000 and $587,000 for the nine months ended September 30, 2022 and 2021, respectively.

Our annualized return on average assets was 1.26% for the nine months ended September 30, 2022 compared to 1.53% for the nine months ended September 30, 2021. Our annualized return on average stockholders’ equity was 10.96% for the nine months ended September 30, 2022 compared to 12.42% for the nine months ended September 30, 2021. Our efficiency ratio was 55.12% for the nine months ended September 30, 2022 compared to 52.49% for the nine months ended September 30, 2021.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and bank acquisitions, we derive a portion of our interest income from the accretable discounts on acquired loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2022, acquired loans with evidence of credit deterioration accounted for under ASC Topic 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, represented 1.9% of our total loan portfolio compared to 2.8% at December 31, 2021.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$77,522	$210	1.08%	$40,088	$19	0.19%
Loans and leases(1)	5,218,135	72,824	5.54%	4,539,111	56,291	4.92%
Taxable securities	1,302,375	6,014	1.83%	1,309,802	5,472	1.66%
Tax-exempt securities(2)	162,591	1,083	2.64%	187,064	1,254	2.66%
Total interest-earning assets	$6,760,623	$80,131	4.70%	$6,076,065	$63,036	4.12%
Allowance for loan and lease losses	(62,733)			(61,528)
All other assets	447,299			546,331
TOTAL ASSETS	$7,145,189			$6,560,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	583,777	$1,077	0.73%	653,543	$228	0.14%
Money market accounts	1,391,923	3,358	0.96%	1,031,009	280	0.11%
Savings	673,966	247	0.15%	625,037	75	0.05%
Time deposits	687,124	1,289	0.74%	709,805	403	0.23%
Total interest-bearing deposits	3,336,790	5,971	0.71%	3,019,394	986	0.13%
Other borrowings	607,471	3,232	2.11%	426,284	349	0.33%
Subordinated notes and debentures	110,799	1,825	6.54%	110,195	1,592	5.73%
Total borrowings	718,270	5,057	2.79%	536,479	1,941	1.44%
Total interest-bearing liabilities	$4,055,060	$11,028	1.08%	$3,555,873	$2,927	0.33%
Non-interest-bearing demand deposits	2,198,095			2,106,189
Other liabilities	116,676			75,052
Total stockholders’ equity	775,358			823,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,145,189			$6,560,868
Net interest spread(3)			3.62%			3.79%
Net interest income, fully taxable equivalent		$69,103			$60,109
Net interest margin, fully taxable equivalent(2)(4)			4.05%			3.92%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		228	0.01%		264	0.01%
Net interest income		$68,875			$59,845
Net interest margin(4)			4.04%			3.91%

Net loan accretion impact on margin		$1,559	0.09%		$1,638	0.11%

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
(5)
Average balances are average daily balances.

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$72,802	$313	0.58%	$56,926	$75	0.18%
Loans and leases(1)	4,967,769	187,924	5.06%	4,487,909	164,423	4.90%
Taxable securities	1,323,838	17,393	1.76%	1,405,390	16,798	1.60%
Tax-exempt securities(2)	166,911	3,338	2.67%	184,826	3,729	2.70%
Total interest-earning assets	$6,531,320	$208,968	4.28%	$6,135,051	$185,025	4.03%
Allowance for loan and lease losses	(59,526)			(64,768)
All other assets	472,115			552,660
TOTAL ASSETS	$6,943,909			$6,622,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$592,985	$1,670	0.38%	$609,444	$647	0.14%
Money market accounts	1,318,725	5,026	0.51%	1,068,770	940	0.12%
Savings	662,820	406	0.08%	603,366	214	0.05%
Time deposits	658,893	2,084	0.42%	734,708	1,664	0.30%
Total interest-bearing deposits	3,233,423	9,186	0.38%	3,016,288	3,465	0.15%
Other borrowings	466,194	4,710	1.35%	572,018	1,333	0.31%
Federal funds purchased	842	14	2.32%	—	—	0.00%
Subordinated notes and debentures	110,648	5,119	6.19%	110,029	4,785	5.81%
Total borrowings	577,684	9,843	2.28%	682,047	6,118	1.20%
Total interest-bearing liabilities	$3,811,107	$19,029	0.67%	$3,698,335	$9,583	0.35%
Non-interest-bearing demand deposits	2,237,002			2,039,242
Other liabilities	99,951			71,737
Total stockholders’ equity	795,849			813,629
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,943,909			$6,622,943
Net interest spread(3)			3.61%			3.68%
Net interest income, fully taxable equivalent		$189,939			$175,442
Net interest margin, fully taxable equivalent(2)(4)			3.88%			3.82%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		701	0.01%		783	0.01%
Net interest income		$189,238			$174,659
Net interest margin(4)			3.87%			3.81%

Net loan accretion impact on margin		$4,418	0.09%		$5,001	0.11%
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

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$101	$90	$191
Loans and leases(1)	9,440	7,093	16,533
Taxable securities	(19)	561	542
Tax-exempt securities	(162)	(9)	(171)
Total interest income	$9,360	$7,735	$17,095
Interest expense
Deposits
Interest checking	$(123)	$972	$849
Money market accounts	869	2,209	3,078
Savings	14	158	172
Time deposits	(26)	912	886
Total interest-bearing deposits	734	4,251	4,985
Other borrowings	970	1,913	2,883
Subordinated notes and debentures	10	223	233
Total borrowings	980	2,136	3,116
Total interest expense	$1,714	$6,387	$8,101
Net interest income, fully taxable equivalent	$7,646	$1,348	$8,994
(1)
Includes loans and leases on non-accrual status.

	Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$68	$170	$238
Loans and leases(1)	18,130	5,371	23,501
Taxable securities	(1,087)	1,682	595
Tax-exempt securities	(350)	(41)	(391)
Total interest income	$16,761	$7,182	$23,943
Interest expense
Deposits
Interest checking	$(71)	$1,094	$1,023
Money market accounts	968	3,118	4,086
Savings	57	135	192
Time deposits	(239)	659	420
Total interest-bearing deposits	715	5,006	5,721
Other borrowings	(1,073)	4,450	3,377
Federal funds purchased	14	—	14
Subordinated notes and debentures	21	313	334
Total borrowings	(1,038)	4,763	3,725
Total interest expense	$(323)	$9,769	$9,446
Net interest income, fully taxable equivalent	$17,084	$(2,587)	$14,497
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2022 was $68.9 million compared to $59.8 million during the same period in 2021, an increase of $9.0 million, or 15.1%. Interest income increased $17.1 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily a result of higher yields and increased average balances on loans and leases, offset by a decrease in PPP interest and fee income. Interest expense increased by $8.1 million for the three months ended September 30, 2022 compared to the same period in 2021 mostly due to increases in the average rates paid on deposits and increases in other borrowings.

Net interest income for the nine months ended September 30, 2022 was $189.2 million compared to $174.7 million during the same period in 2021, an increase of $14.6 million, or 8.3%. Interest income increased $24.0 million for nine months ended September 30, 2022 compared to the same period in 2021 primarily a result of higher yields and increased average balance on loans and leases, offset by a decrease in PPP interest and fee income. Interest expense increased by $9.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 mostly due to increases in the average rates paid on deposits and other borrowings.

The net interest margin for the three months ended September 30, 2022 was 4.04%, an increase of 13 basis points compared to 3.91% for the three months ended September 30, 2021. The primary drivers of the increase for the three month period was an increase yields due to the rising interest rate environment, and in average interest earning assets driven by organic loan and lease growth. The net interest margin for the nine months ended September 30, 2022 and 2021 was 3.87% and 3.81%, respectively.

Net loan accretion income was $1.6 million for the three months ended September 30, 2022 and 2021, a decrease of $79,000, or 4.8%. Total net loan accretion on acquired loans contributed nine basis points to the net interest margin for the three months ended September 30, 2022 compared to 11 basis points for the three months ended September 30, 2021. Net loan accretion income was $4.4 million for the nine months ended September 30, 2022 compared to $5.0 million for the nine months ended September 30, 2021, a decrease of $583,000, or 11.7%. Total net loan accretion on acquired loans contributed nine basis points to the net interest margin for the nine months ended September 30, 2022 compared to 11 basis points for the nine months ended September 30, 2021.

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

Provision for loan and lease losses was $4.2 million for the three months ended September 30, 2022, compared to $352,000 for the three months ended September 30, 2021, an increase of $3.8 million. Provision for loan and lease losses was $15.1 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $12.3 million. The increases in provision were driven by increases in specific reserves on impaired loans, and loan and lease growth.

The ALLL as a percentage of loans and leases was 1.23% and 1.21% at September 30, 2022 and December 31, 2021, respectively.

Non-Interest Income

Non-interest income was $12.0 million for the three months ended September 30, 2022 compared to $18.5 million for the three months ended September 30, 2021, a decrease of $6.5 million, or 35.2%. The decrease was primarily due to a decrease in net gains on sales of loans.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2022 Compared to 2021		YTD 2022 Compared to 2021
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,128	$1,867	$6,071	$5,299	$261	14.0%	$772	14.6%
Loan servicing revenue	3,422	3,344	10,186	9,301	78	2.4%	885	9.5%
Loan servicing asset revaluation	(2,342)	(2,650)	(8,209)	(4,148)	308	(11.6)%	(4,061)	97.9%
ATM and interchange fees	1,007	1,201	3,187	3,257	(194)	(16.1)%	(70)	(2.1)%
Net realized gains on securities available-for-sale	(2)	130	50	1,456	(132)	NM	(1,406)	(96.5)%
Change in fair value of equity securities, net	(581)	(275)	(1,313)	36	(306)	111.0%	(1,349)	NM
Net gains on sales of loans	5,580	12,761	26,390	33,350	(7,181)	(56.3)%	(6,960)	(20.9)%
Wealth management and trust income	995	815	2,943	2,305	180	22.2%	638	27.7%
Other non-interest income	1,785	1,302	6,274	4,383	483	37.0%	1,891	43.1%
Total non-interest income	$11,992	$18,495	$45,579	$55,239	$(6,503)	(35.2)%	$(9,660)	(17.5)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.1 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. Fees and service charges on deposits were $6.1 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. Increases are due to increases in deposits.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million and $3.3 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2022 and 2021, respectively. We generated $10.2 million and $9.3 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, the outstanding balance of guaranteed loans serviced was $1.7 billion and $1.6 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $2.3 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, a change of $308,000. Loan servicing asset revaluation had a downward adjustment of $8.2 million, and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively, a change of $4.1 million. Changes in the revaluations were mainly due to increases in discount rates prompted by current market interest rates and premiums.

Net gains on sales of loans were $5.6 million for the three months ended September 30, 2022 compared to $12.8 million for the three months ended September 30, 2021, a decrease of $7.2 million, or 56.3%, driven by lower volume and reduced premiums in the secondary market. We sold $75.4 million of U.S. government guaranteed loans during the three months ended September 30, 2022 compared to $104.2 million during the three months ended September 30, 2021. Net gains on sales of loans were $26.4 million for the nine months ended September 30, 2022 compared to $33.4 million the nine months ended September 30, 2021, a decrease of $7.0 million or 20.9%, driven by reduced premiums in the secondary market. We sold $296.2 million of U.S. government guaranteed loans during the nine months ended September 30, 2022 compared to $278.7 million during the nine months ended September 30, 2021.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $995,000 for the three months ended September 30, 2022 compared to $815,000 for the three months ended September 30, 2021, an increase of $180,000 or 22.2%. Wealth management and trust income was $2.9 million for the nine months ended September 30, 2022 compared to $2.3 million for the nine months ended September 30, 2021, an increase of $638,000 or 27.7%. Assets under administration were $501.2 million and $626.0 million as of September 30, 2022 and 2021, respectively.

Other non-interest income was $1.8 million for the three months ended September 30, 2022 compared to $1.3 million for the three months ended September 30, 2021, an increase of $483,000 or 37.0%. Other non-interest income was $6.3 million for the nine months ended September 30, 2022 compared to $4.4 million for the nine months ended September 30, 2021, an increase of $1.9 million or 43.1%. The primary driver of the increase was increased customer derivative products income due to volume and bank-owned life insurance income.

Non-Interest Expense

Non-interest expense was $46.2 million for the three months ended September 30, 2022 compared to $44.2 million for the three months ended September 30, 2021, an increase of $2.0 million, or 4.5%. Non-interest expense was $134.5 million for the nine months ended September 30, 2022 compared to $126.0 million for the nine months ended September 30, 2021, an increase of $8.5 million, or 6.7%. These increases were primarily due to an increase in salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2022 Compared to 2021		YTD 2022 Compared to 2021
	2022	2021	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$29,587	$25,978	$86,243	$72,372	$3,609	13.9%	$13,871	19.2%
Occupancy and equipment expense, net	3,919	4,982	13,456	15,617	(1,063)	(21.3)%	(2,161)	(13.8)%
Impairment charge on assets held for sale	—	1,434	—	3,981	(1,434)	NM	(3,981)	NM
Loan and lease related expenses	530	1,175	581	3,629	(645)	(54.8)%	(3,048)	(84.0)%
Legal, audit and other professional fees	2,733	2,710	7,153	7,822	23	0.8%	(669)	(8.6)%
Data processing	3,370	3,108	9,952	8,710	262	8.4%	1,242	14.3%
Net loss recognized on other real estate owned and other related expenses	275	42	487	1,052	233	NM	(565)	(53.7)%
Other intangible assets amortization expense	1,611	1,738	5,075	5,335	(127)	(7.3)%	(260)	(4.9)%
Other non-interest expense	4,153	3,013	11,559	7,485	1,140	37.9%	4,074	54.5%
Total non-interest expense	$46,178	$44,180	$134,506	$126,003	$1,998	4.5%	$8,503	6.7%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $29.6 million for the three months ended September 30, 2022 compared to $26.0 million for the three months ended September 30, 2021, an increase of $3.6 million, or 13.9%. Salaries and employee benefits, totaled $86.2 million for the nine months ended September 30, 2022 compared to $72.4 million for the nine months ended September 30, 2021, an increase of $13.9 million, or 19.2%. The increases were primarily a result of increased headcount, lower deferred costs as prior year reflects PPP loan originations, and increased incentive compensation.

Occupancy and equipment expense was $3.9 million for the three months ended September 30, 2022 compared to $5.0 million for the three months ended September 30, 2021, a decrease of $1.1 million or 21.3%. Occupancy and equipment expense was $13.5 million for the nine months ended September 30, 2022 compared to $15.6 million for the nine months ended September 30, 2021, a decrease of $2.2 million, or 13.8%. The decreases were a result of lower real estate tax, depreciation expenses, lease, and maintenance expenses, as a result of our branch consolidation and real estate strategy actions.

Loan and lease related expenses were $530,000 for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021, a decrease of $645,000, or 54.8%. The decrease was primarily driven by lower reimbursable expenses associated with government guaranteed loan originations. Loan and lease related expenses were $581,000 for the nine months ended September 30, 2022, compared to $3.6 million for the nine months ended September 30, 2021, a decrease of $3.0 million, or 84.0%. The decrease was mainly related to the recapture of government guaranteed loan expenses during the first quarter of 2022.

Legal, audit, and other professional fees were $2.7 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021, an increase of $23,000, or 0.8%. Legal, audit, and other professional fees were $7.2 million for the nine months ended September 30, 2022 compared to $7.8 million for the nine months ended September 30, 2021, a decrease of $669,000 or 8.6%. The decrease was driven by recapture of legal fees during the second quarter of 2022.

Data processing was $3.4 million for the three months ended September 30, 2022, compared to $3.1 million for the three months ended September 30, 2021, an increase of $262,000 or 8.4%. Data processing was $10.0 million for the nine months ended September 30, 2022, compared to $8.7 million for the nine months ended September 30, 2021, an increase of $1.2 million or 14.3%. The increases were driven by increased software licensing costs and higher outside services.

Net loss recognized on other real estate owned and other related expenses was $275,000 for the three months ended September 30, 2022, compared to $42,000 for the three months ended September 30, 2021, an increase of $233,000. Net loss recognized on other real estate owned and other related expenses was $487,000 for the nine months ended September 30, 2022, compared to $1.1 million for the nine months ended September 30, 2021, a decrease of $565,000, or 53.7%. These decreases were primarily due to decreased valuation adjustments on other real estate owned assets.

Other non-interest expense was $4.2 million for the three months ended September 30, 2022 compared to $3.0 million for the three months ended September 30, 2021, an increase of $1.1 million or 37.9%. Other non-interest expense was $11.6 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021, an increase of $4.1 million or 54.4%. These increases were mostly due to higher provision for unfunded commitments, FDIC insurance assessments and marketing expenses.

Our efficiency ratio was 55.11% for the three months ended September 30, 2022 compared to 54.18% for the three months ended September 30, 2021. The change in our efficiency ratio for the three months ended September 30, 2022 was driven by a decrease in our non-interest income. Our adjusted efficiency ratio was 55.11% for the three months ended September 30, 2022 compared to 52.35% for the three months ended September 30, 2021. Our efficiency ratio was 55.12% for the nine months ended September 30, 2022, compared to 52.49% for the nine months ended September 30, 2021. The change in our efficiency ratio was due to higher non-interest expense. Our adjusted efficiency ratio was 55.12% for the nine months ended September 30, 2022, compared to 50.76% for the nine months ended September 30, 2021.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2022 totaled $7.9 million compared to $8.5 million for the three months ended September 30, 2021, a decrease of $645,000, or 7.6%. The decrease in income tax expense was principally due to decreases in net income before provision for income taxes. Our effective tax rate was 25.7% for the three months ended September 30, 2022 and 25.1% for the three months ended September 30, 2021.

Our provision for income taxes for the nine months ended September 30, 2022 totaled $20.0 million compared to $25.5 million for the nine months ended September 30, 2021, a decrease of $5.6 million or 21.8%. The decrease in income tax expense was principally due to decreases in net income before provision for income taxes. Our effective tax rate was 23.4% for the nine months ended September 30, 2022 and 25.3% for the nine months ended September 30, 2021.

We expect our effective tax rate for 2022 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $581.4 million, or 8.7%, to $7.3 billion at September 30, 2022 compared to $6.7 billion at December 31, 2021. The increase in total assets includes an increase of $738.3 million, or 16.3%, in loans and leases from $4.5 billion at December 31, 2021 to $5.3 billion at September 30, 2022. Our originated loan and lease portfolio increased by $858.9 million and our acquired loan and lease portfolio decreased by $120.6 million. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans, offset by a decrease in PPP loans. The decrease in our acquired portfolio was attributed to renewals reflected in originated loans, payoffs, and pay downs during the period.

Total liabilities increased by $670.2 million, or 11.4%, to $6.5 billion at September 30, 2022 compared to $5.9 billion at December 31, 2021. Total deposits increased by $457.4 million, or 8.9%, driven by growth in money market accounts, partly offset by a decrease in interest bearing deposits. Other borrowings increased by $134.2 million, or 25.8%, mainly due to an increase in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2022 or December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $272.9 million, or 18.8%, from $1.5 billion at December 31, 2021 to $1.2 billion at September 30, 2022. The decrease was mainly attributed to decreases in the fair value of available-for-sale securities.

At September 30, 2022, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $3.9 million at September 30, 2022 and at December 31, 2021.

We had no securities that were classified as having other-than-temporary-impairment (“OTTI”) as of September 30, 2022 or December 31, 2021.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,745	$30,917	$18,447	$18,476
U.S. Government agencies	152,254	130,901	141,096	139,390
Obligations of states, municipalities, and political subdivisions	71,550	63,565	86,454	89,636
Residential mortgage-backed securities
Agency	726,035	605,098	756,549	743,656
Non-agency	132,847	108,085	146,499	145,236
Commercial mortgage-backed securities
Agency	194,347	159,930	214,417	213,551
Corporate securities	45,320	41,616	65,814	67,346
Asset-backed securities	43,582	41,542	37,206	37,251
Total	$1,398,680	$1,181,654	$1,466,482	$1,454,542

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,877	$3,825	$3,885	$3,992
Total	$3,877	$3,825	$3,885	$3,992

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2022, we evaluated the securities which had an unrealized loss for OTTI and determined all declines in value to be temporary. There were 297 investment securities with unrealized losses at September 30, 2022. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$32,745	1.80%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	37,501	1.55%	92,019	1.44%	22,734	2.30%
Obligations of states, municipalities, and political subdivisions	3,479	2.82%	17,004	2.64%	12,225	3.16%	38,842	2.25%
Residential mortgage- backed securities
Agency	—	0.00%	10,254	1.69%	93,470	1.58%	622,311	1.47%
Non-agency	—	0.00%	—	0.00%	—	0.00%	132,847	2.14%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,313	1.63%	181,034	2.04%
Corporate securities	—	0.00%	4,666	3.05%	40,654	3.76%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	43,582	3.32%	—	0.00%
Total	$3,479	2.82%	$102,170	1.90%	$295,263	2.16%	$997,768	1.71%
(1)
The weighted average yields are based on amortized cost.

	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,719	2.57%	$1,158	2.75%	$—	0.00%	$—	0.00%
Total	$2,719	2.57%	$1,158	2.75%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

As of September 30, 2022, and December 31, 2021, investment securities indexed to LIBOR were $43.9 million and $58.2 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $48.3 million at September 30, 2022, a decrease of $13.3 million from December 31, 2021.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2022 or December 31, 2021.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2022 and December 31, 2021, we held $27.1 million and $22.0 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2022 and December 31, 2021.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2022 and December 31, 2021 were $5.3 billion and $4.5 billion, respectively, an increase of $738.3 million, or 16.3%. Originated loans and leases were $5.0 billion at September 30, 2022, an increase of $858.9 million, or 21.0%, compared to $4.1 billion at December 31, 2021. Acquired impaired loans and acquired non-impaired loans and leases were $322.2 million at September 30, 2022, a decrease of $120.6 million, or 27.2%, compared to $442.8 million at December 31, 2021. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-impaired loans that are now reflected with originated loans. The decrease in our acquired portfolio is attributed to renewals reflected in originated loans, payoffs, and pay downs during the period. PPP loans decreased by $122.2 million during the nine months ended September 30, 2022.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of September 30, 2022, the loan portfolio included $404.2 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 15.0% accommodation and food services, 14.5% retail trade, and 12.9% manufacturing. The following table shows our allocation of originated, acquired impaired and acquired non-impaired loans and leases as of the dates presented (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,652,890	31.3%	$1,379,000	30.4%
Residential real estate	410,285	7.8%	379,796	8.4%
Construction, land development, and other land	456,463	8.7%	323,886	7.1%
Commercial and industrial	1,938,320	36.7%	1,534,745	33.8%
Paycheck Protection Program	1,522	0.0%	123,712	2.7%
Installment and other	1,016	0.0%	940	0.0%
Leasing financing receivables	492,744	9.3%	352,247	7.8%
Total originated loans and leases	$4,953,240	93.8%	$4,094,326	90.2%
Acquired impaired loans
Commercial real estate	$56,974	1.1%	$72,160	1.6%
Residential real estate	37,246	0.7%	49,401	1.1%
Construction, land development, and other land	1,144	0.0%	1,312	0.0%
Commercial and industrial	3,029	0.1%	4,014	0.1%
Installment and other	153	0.0%	164	0.0%
Total acquired impaired loans	$98,546	1.9%	$127,051	2.8%
Acquired non-impaired loans and leases
Commercial real estate	$159,130	3.0%	$214,588	4.7%
Residential real estate	34,313	0.7%	51,317	1.1%
Construction, land development, and other land	—	0.0%	201	0.1%
Commercial and industrial	26,959	0.5%	43,202	1.0%
Installment and other	199	0.0%	264	0.0%
Leasing financing receivables	3,084	0.1%	6,179	0.1%
Total acquired non-impaired loans and leases	$223,685	4.3%	$315,751	7.0%
Total loans and leases	$5,275,471	100.0%	$4,537,128	100.0%
Allowance for loan and lease losses	(64,655)		(55,012)
Total loans and leases, net of allowance for loan and lease losses	$5,210,816		$4,482,116
Loans collateralized by real estate comprised 53.3% and 54.5% of the loan and lease portfolio at September 30, 2022 and December 31, 2021, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2022 and December 31, 2021 and totaled $1.9 billion, or 66.5% of real estate loans and 35.4% of the total loan and lease portfolio at September 30, 2022. At December 31, 2021, commercial real estate loans totaled $1.7 billion and comprised 67.4% of real estate loans and 36.7% of the total loan and lease portfolio. Acquired impaired commercial real estate loans decreased from $72.2 million as of December 31, 2021 to $57.0 million as of September 30, 2022, a decrease of $15.2 million, or 21.0%. At September 30, 2022 and December 31, 2021, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 318.9% and 302.5%, respectively. Non-owner occupied commercial real estate loans were $717.6 million and $637.1 million, or 86.9% and 84.6% of total capital, at September 30, 2022 and December 31, 2021, respectively.

Residential real estate loans totaled $481.8 million at September 30, 2022 compared to $480.5 million at December 31, 2021, an increase of $1.3 million, or 0.3%. The residential real estate loan portfolio comprised 17.2% and 19.4% of real estate loans as of September 30, 2022 and December 31, 2021, respectively, and 9.2% and 10.6% of total loans and leases at September 30, 2022 and December 31, 2021, respectively. Acquired impaired residential real estate loans decreased from $49.4 million at December 31, 2021 to $37.2 million at September 30, 2022, a decrease of $12.2 million, or 24.6%.

Construction, land development, and other land loans totaled $457.6 million at September 30, 2022 compared to $325.4 million at December 31, 2021, an increase of $132.2 million, or 40.6%. The construction, land development and other land loan portfolio comprised 16.3% and 13.2% of real estate loans at September 30, 2022 and December 31, 2021, respectively, and 8.7% and 7.2% of the total loan and lease portfolio at September 30, 2022 and December 31, 2021, respectively.

Commercial and industrial loans totaled $2.0 billion and $1.6 billion at September 30, 2022 and December 31, 2021, respectively, an increase of $386.3 million, or 24.4%. The commercial and industrial loan portfolio comprised 37.3% and 34.9% of the total loan and lease portfolio at September 30, 2022 and December 31, 2021, respectively.

PPP loans totaled $1.5 million at September 30, 2022, compared to $123.7 million at December 31, 2021, a decrease of $122.2 million, primarily as a result of SBA loan forgiveness.

Lease financing receivables comprised 9.4% and 7.9% of the loan and lease portfolio at September 30, 2022 and December 31, 2021, respectively. Total lease financing receivables were $495.8 million and $358.4 million at September 30, 2022 and December 31, 2021, respectively, an increase of $137.4 million, or 38.3%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2022 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$43,617	$114,951	$560,065	$294,297	$315,980	$142,152	$10,098	$171,730	$1,652,890
Residential real estate	11,268	16,987	101,411	65,452	46,459	97,333	66,939	4,436	410,285
Construction, land development, and other land	10,992	83,301	14,545	317,891	25,115	4,619	—	—	456,463
Commercial and industrial	26,072	406,240	215,293	840,759	144,802	264,628	33,243	7,283	1,938,320
Paycheck Protection Program	—	—	1,522	—	—	—	—	—	1,522
Installment and other	197	—	584	—	235	—	—	—	1,016
Leasing financing receivables	10,828	—	435,386	—	46,530	—	—	—	492,744
Total originated loans and leases	$102,974	$621,479	$1,328,806	$1,518,399	$579,121	$508,732	$110,280	$183,449	$4,953,240
Acquired impaired loans
Commercial real estate	$23,835	$—	$26,938	$348	$2,472	$2,572	$550	$259	$56,974
Residential real estate	7,726	285	11,532	483	8,451	757	5,918	2,094	37,246
Construction, land development, and other land	1,059	—	85	—	—	—	—	—	1,144
Commercial and industrial	1,279	79	1,671	—	—	—	—	—	3,029
Installment and other	6	—	30	—	117	—	—	—	153
Total acquired impaired loans	$33,905	$364	$40,256	$831	$11,040	$3,329	$6,468	$2,353	$98,546
Acquired non-impaired loans and leases
Commercial real estate	$14,439	$133	$65,557	$20,440	$22,594	$7,383	$2,212	$26,372	$159,130
Residential real estate	6,530	6,206	8,810	2,468	1,693	2,158	775	5,673	34,313
Commercial and industrial	3,736	280	7,126	12,842	1,646	882	—	447	26,959
Installment and other	119	64	16	—	—	—	—	—	199
Leasing financing receivables	840	—	2,244	—	—	—	—	—	3,084
Total acquired non-impaired loans and leases	$25,664	$6,683	$83,753	$35,750	$25,933	$10,423	$2,987	$32,492	$223,685
Total loans and leases	$162,543	$628,526	$1,452,815	$1,554,980	$616,094	$522,484	$119,735	$218,294	$5,275,471

At September 30, 2022, 44.6% of the loan and lease portfolio bears interest at fixed rates and 55.4% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of September 30, 2022 we had $822.4 million in loans indexed to LIBOR.

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

Total ALLL was $64.7 million at September 30, 2022 compared to $55.0 million at December 31, 2021, an increase of $9.6 million, or 17.5%. The increase was primarily due to an increase in general reserves driven by loan and lease growth and increase in non-performing loans. Total ALLL to total loans and leases held for investment, net before ALLL, was 1.23% and 1.21% of total loans and leases at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, approximately $27.2 million of the ALLL was allocated to unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Provision/(recapture) for acquired impaired loans	79	39	70	(343)	(1)	—	(156)
Provision/(recapture) for acquired non-impaired loans and leases	(409)	(2)	—	(220)	—	(144)	(775)
Provision for originated loans	1,445	167	483	2,603	3	406	5,107
Total provision	$1,115	$204	$553	$2,040	$2	$262	$4,176
Charge-offs for acquired impaired loans	—	—	—	(1)	—	—	(1)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	(28)	(28)
Charge-offs for originated loans and leases	(1,102)	(17)	—	(1,183)	(3)	(388)	(2,693)
Total charge-offs	$(1,102)	$(17)	$—	$(1,184)	$(3)	$(416)	$(2,722)
Recoveries for acquired impaired loans	6	2	—	37	—	—	45
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	164	164
Recoveries for originated loans and leases	213	3	—	124	—	216	556
Total recoveries	$219	$5	$—	$161	$—	$380	$765
Less: Net charge-offs	883	12	—	1,023	3	36	1,957
Acquired impaired loans	1,325	850	98	79	2	—	2,354
Acquired non-impaired loans and leases	1,052	48	—	1,127	1	24	2,252
Originated loans and leases	17,673	1,783	2,247	34,546	7	3,793	60,049
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Ending ALLL balance
Acquired impaired loans	$1,325	$850	$98	$79	$2	$—	$2,354
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,094	—	—	12,584	—	—	18,678
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,631	1,831	2,247	23,089	8	3,817	43,623
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Loans and leases ending balance
Acquired impaired loans	$56,974	$37,246	$1,144	$3,029	$153	$—	$98,546
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	44,977	4,782	5,541	35,979	—	—	91,279
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,767,043	439,816	450,922	1,930,822	1,215	495,828	5,085,646
Total loans and leases at September 30, 2022, gross	$1,868,994	$481,844	$457,607	$1,969,830	$1,368	$495,828	$5,275,471
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	(0.01)%	(0.01)%
Originated loans and leases	0.07%	0.00%	0.00%	0.08%	0.00%	0.01%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.08%	0.71%	0.02%	0.06%	0.00%	0.00%	1.87%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.09%	0.11%	0.68%	0.00%	0.00%	1.73%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	33.50%	8.33%	8.55%	36.60%	0.02%	9.40%	96.40%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(458)	(164)	95	(364)	—	—	(891)
Provision/(recapture) for acquired non-impaired loans and leases	(2,298)	23	—	(1,696)	—	(197)	(4,168)
Provision for originated loans	7,221	1,197	1,728	8,410	4	1,578	20,138
Total provision	$4,465	$1,056	$1,823	$6,350	$4	$1,381	$15,079
Charge-offs for acquired impaired loans	(34)	—	—	(2)	—	—	(36)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	(28)	(28)
Charge-offs for originated loans and leases	(1,805)	(17)	—	(4,299)	(3)	(1,075)	(7,199)
Total charge-offs	$(1,839)	$(17)	$—	$(4,301)	$(3)	$(1,103)	$(7,263)
Recoveries for acquired impaired loans	7	8	—	81	—	—	96
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	201	201
Recoveries for originated loans and leases	499	6	—	493	—	532	1,530
Total recoveries	$506	$14	$—	$574	$—	$733	$1,827
Less: Net charge-offs	1,333	3	—	3,727	3	370	5,436
Acquired impaired loans	1,325	850	98	79	2	—	2,354
Acquired non-impaired loans and leases	1,052	48	—	1,127	1	24	2,252
Originated loans and leases	17,673	1,783	2,247	34,546	7	3,793	60,049
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Ending ALLL balance
Acquired impaired loans	$1,325	$850	$98	$79	$2	$—	$2,354
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,094	—	—	12,584	—	—	18,678
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,631	1,831	2,247	23,089	8	3,817	43,623
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Loans and leases ending balance
Acquired impaired loans	$56,974	$37,246	$1,144	$3,029	$153	$—	$98,546
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	44,977	4,782	5,541	35,979	—	—	91,279
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,767,043	439,816	450,922	1,930,822	1,215	495,828	5,085,646
Total loans and leases at September 30, 2022, gross	$1,868,994	$481,844	$457,607	$1,969,830	$1,368	$495,828	$5,275,471
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.04%	0.00%	0.00%	0.10%	0.00%	0.01%	0.15%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.08%	0.71%	0.02%	0.06%	0.00%	0.00%	1.87%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.09%	0.11%	0.68%	0.00%	0.00%	1.73%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	33.50%	8.33%	8.55%	36.60%	0.02%	9.40%	96.40%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2021	$19,541	$1,364	$619	$38,284	$—	$9	$1,902	$61,719
Provision/(recapture) for acquired impaired loans	414	18	—	(63)	—	—	—	369
Provision/(recapture) for acquired non-impaired loans and leases	(932)	(65)	—	(564)	—	(1)	(38)	(1,600)
Provision/(recapture) for originated loans	1,626	(178)	(61)	(591)	—	(1)	788	1,583
Total provision/(recapture)	$1,108	$(225)	$(61)	$(1,218)	$—	$(2)	$750	$352
Charge-offs for acquired impaired loans	(4)	—	—	—	—	—	—	(4)
Charge-offs for acquired non-impaired loans and leases	(50)	—	—	(98)	—	—	(10)	(158)
Charge-offs for originated loans and leases	(510)	(65)	—	(1,358)	—	—	(389)	(2,322)
Total charge-offs	$(564)	$(65)	$—	$(1,456)	$—	$—	$(399)	$(2,484)
Recoveries for acquired impaired loans	37	1	—	1	—	—	—	39
Recoveries for acquired non-impaired loans and leases	25	1	—	234	—	—	44	304
Recoveries for originated loans and leases	225	—	—	145	—	—	298	668
Total recoveries	$287	$2	$—	$380	$—	$—	$342	$1,011
Less: Net charge-offs (recoveries)	277	63	—	1,076	—	—	57	1,473
Acquired impaired loans	2,638	353	8	1,276	—	—	—	4,275
Acquired non-impaired loans and leases	3,333	27	—	2,772	—	1	58	6,191
Originated loans and leases	14,401	696	550	31,942	—	6	2,537	50,132
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending ALLL balance
Acquired impaired loans	$2,638	$353	$8	$1,276	$—	$—	$—	$4,275
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,420	—	—	16,142	—	—	—	24,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Balance at June 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Loans and leases ending balance
Acquired impaired loans	$84,821	$61,893	$1,746	$6,651	$—	$169	$—	$155,280
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,563	3,946	—	37,689	—	—	—	87,198
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Total loans and leases at September 30, 2021, gross	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	(0.01)%	0.00%	0.00%	0.00%	(0.01)%
Originated loans and leases	0.02%	0.01%	0.00%	0.11%	0.00%	0.00%	0.01%	0.14%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.84%	1.34%	0.04%	0.14%	0.00%	0.00%	0.00%	3.36%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.99%	0.09%	0.00%	0.82%	0.00%	0.00%	0.00%	1.90%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	32.28%	9.59%	7.30%	32.37%	5.82%	0.03%	7.35%	94.74%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture) for acquired impaired loans	(24)	(127)	(31)	(398)	—	—	—	(580)
Provision/(recapture) for acquired non-impaired loans and leases	(69)	(79)	—	849	—	(2)	(86)	613
Provision/(recapture) for originated loans	2,984	(1,051)	(437)	(225)	—	(6)	1,452	2,717
Total provision/(recapture)	$2,891	$(1,257)	$(468)	$226	$—	$(8)	$1,366	$2,750
Charge-offs for acquired impaired loans	(1,259)	(11)	(326)	(88)	—	—	—	(1,684)
Charge-offs for acquired non-impaired loans and leases	(130)	—	—	(1,846)	—	—	(69)	(2,045)
Charge-offs for originated loans and leases	(1,255)	(65)	—	(4,238)	—	—	(1,079)	(6,637)
Total charge-offs	$(2,644)	$(76)	$(326)	$(6,172)	$—	$—	$(1,148)	$(10,366)
Recoveries for acquired impaired loans	47	5	—	24	—	—	—	76
Recoveries for acquired non-impaired loans and leases	144	3	—	369	—	—	113	629
Recoveries for originated loans and leases	350	1	—	360	—	—	451	1,162
Total recoveries	$541	$9	$—	$753	$—	$—	$564	$1,867
Less: Net charge-offs	2,103	67	326	5,419	—	—	584	8,499
Acquired impaired loans	2,638	353	8	1,276	—	—	—	4,275
Acquired non-impaired loans and leases	3,333	27	—	2,772	—	1	58	6,191
Originated loans and leases	14,401	696	550	31,942	—	6	2,537	50,132
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Ending ALLL balance
Acquired impaired loans	$2,638	$353	$8	$1,276	$—	$—	$—	$4,275
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	8,420	—	—	16,142	—	—	—	24,562
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	9,314	723	550	18,572	—	7	2,595	31,761
Balance at September 30, 2021	$20,372	$1,076	$558	$35,990	$—	$7	$2,595	$60,598
Loans and leases ending balance
Acquired impaired loans	$84,821	$61,893	$1,746	$6,651	$—	$169	$—	$155,280
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,563	3,946	—	37,689	—	—	—	87,198
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,487,994	441,915	336,666	1,492,065	268,081	1,273	338,756	4,366,750
Total loans and leases at September 30, 2021, gross	$1,618,378	$507,754	$338,412	$1,536,405	$268,081	$1,442	$338,756	$4,609,228
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.04%	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%	0.05%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.04%
Originated loans and leases	0.02%	0.00%	0.00%	0.12%	0.00%	0.00%	0.02%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.84%	1.34%	0.04%	0.14%	0.00%	0.00%	0.00%	3.36%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.99%	0.09%	0.00%	0.82%	0.00%	0.00%	0.00%	1.90%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	32.28%	9.59%	7.30%	32.37%	5.82%	0.03%	7.35%	94.74%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2022 and December 31, 2021 totaled $39.6 million and $25.2 million, with the increase driven mainly by two conventional non-performing relationship. The U.S. government guaranteed portion of non-performing loans totaled $1.7 million at September 30, 2022 and $3.3 million at December 31, 2021.

Total OREO increased from $2.1 million at December 31, 2021 to $4.4 million at September 30, 2022. The $2.3 million increase in OREO resulted mostly from one property transferred to OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2022	2021
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$35,165	$23,130
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	35,165	23,130
Other real estate owned	4,402	2,112
Total non-performing assets	$39,567	$25,242
Accruing troubled debt restructured loans	$737	$1,927
Total non-performing loans and leases as a percentage of total loans and leases	0.67%	0.51%
Total non-accrual loans and leases as a percentage of total loans and leases	0.67%	0.51%
Total non-performing assets as a percentage of total assets	0.54%	0.38%
Allowance for loan and lease losses as a percentage of non-performing loans and leases	183.86%	237.84%
Allowance for loan and lease losses as a percentage of non-accrual loans and leases	183.86%	237.84%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$1,676	$3,270
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$1,676	$3,270
Accruing troubled debt restructured loans guaranteed	$—	$—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.63%	0.44%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.63%	0.44%
Total non-performing assets not guaranteed as a percentage of total assets	0.52%	0.33%

(1)
Includes $1.8 million and $1.5 million of non-accrual restructured loans at September 30, 2022 and December 31, 2021, respectively.
(2)
For the nine months ended September 30, 2022, $1.4 million in interest income would have been recorded had non-accrual loans been current.
(3)
For the nine months ended September 30, 2022, $48,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

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

Total non-accrual loans increased by $12.0 million between December 31, 2021 and September 30, 2022 primarily due to two commercial relationship.

Total accruing loans past due decreased from $34.1 million at December 31, 2021 to $5.6 million at September 30, 2022. This represents a decrease of $28.5 million, or 83.5%, and can be attributed to decreases in residential real estate. See Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements, included in this report, for further information.

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

Total deposits at September 30, 2022 were $5.6 billion, representing an increase of $457.4 million, or 8.9%, compared to $5.2 billion at December 31, 2021, driven by an increase in money market demand accounts. Non-interest-bearing deposits were $2.1 billion, or 38.2% of total deposits, at September 30, 2022, a decrease of $16.2 million, or 0.8%, compared to $2.2 billion at December 31, 2021, or 41.9% of total deposits. Core deposits were 93.4% and 91.9% of total deposits at September 30, 2022 and December 31, 2021, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,198,095	0.00%	$2,106,189	0.00%
Interest checking	583,777	0.73%	653,543	0.14%
Money market accounts	1,391,923	0.96%	1,031,009	0.11%
Savings	673,966	0.15%	625,037	0.05%
Time deposits (below $100,000)	338,510	0.85%	276,486	0.17%
Time deposits ($100,000 and above)	348,614	0.64%	433,319	0.26%
Total	$5,534,885	0.43%	$5,125,583	0.08%

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,237,002	0.00%	$2,039,242	0.00%
Interest checking	592,985	0.38%	609,444	0.14%
Money market accounts	1,318,725	0.51%	1,068,770	0.12%
Savings	662,820	0.08%	603,366	0.05%
Time deposits (below $100,000)	286,879	0.45%	288,622	0.20%
Time deposits ($100,000 and above)	372,014	0.40%	446,086	0.37%
Total	$5,470,425	0.22%	$5,055,530	0.09%

Our average cost of deposits was 0.43% during the three months ended September 30, 2022, compared to 0.08% three months ended September 30, 2021. Our average cost of deposits was 0.22% during the nine months ended September 30, 2022 compared to 0.09% during the nine months ended September 30, 2021. This increase were principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment. Our average non-interest bearing deposits to total average deposits ratios were 39.7% during the three months ended September 30, 2022, compared to 41.1% during the three months ended September 30, 2021. Our average non-interest bearing deposits to total average deposits ratios were 40.9% during the nine months ended September 30, 2022 compared to 40.3% during the nine months ended September 30, 2021. We had $122.8 million in brokered time deposits at September 30, 2022 and none at December 31, 2021. Our loan and lease to deposit ratio was 94.6% at September 30, 2022 compared to 89.3% at December 31, 2021.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of September 30, 2022 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$137,105	$23,540	$160,645	$7,790
Over three months through six months	95,441	28,170	123,611	15,420
Over six months through 12 months	296,897	42,597	339,494	13,347
Over 12 months	56,755	18,080	74,835	7,580
Total	$586,198	$112,387	$698,585	$44,137

Total estimated uninsured deposits, were $1.6 billion as of September 30, 2022 and December 31, 2021.

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

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At September 30, 2022 and December 31, 2021, we had an available borrowing capacity from the FHLB of $1.9 billion and $1.8 billion, respectively, subject to the availability of collateral. At September 30, 2022, the Company had $600.0 million of FHLB advances outstanding with a maturities ranging from November 2022 to December 2022.

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

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of September 30, 2022 and December 31, 2021. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$424,324	$216,088
Maximum outstanding at any month-end period during the year	735,000	356,000
Balance outstanding at end of period	600,000	355,000
Weighted average interest rate during period	1.43%	0.21%
Weighted average interest rate at end of period	3.07%	0.22%
Federal funds purchased:
Average balance outstanding	$842	$—
Maximum outstanding at any month-end period during the year	45,000	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	2.32%	N/A
Weighted average interest rate at end of period	0.00%	N/A
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$—	$323,063
Maximum outstanding at any month-end period during the year	—	439,066
Balance outstanding at end of period	—	156,404
Weighted average interest rate during period	N/A	0.38%
Weighted average interest rate at end of period	N/A	0.35%
Line of credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $24.2 million, from $29.7 million at December 31, 2021 to $54.0 million at September 30, 2022.

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

As of September 30, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.5 billion and $797.1 million from the Federal Reserve Bank (“FRB”). As of September 30, 2022, Byline Bank had open FHLB advances of $600.0 million and open letters of credit of $13.4 million, leaving us with available aggregate borrowing capacity of $283.9 million based on collateral pledged. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million at September 30, 2022.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity was extended to October 6, 2023. The amended revolving line of credit bears interest at either the SOFR plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2022 and December 31, 2021, the line of credit had no outstanding balance.

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

Capital Resources

Stockholders’ equity at September 30, 2022 was $747.6 million compared to $836.4 million at December 31, 2021, a decrease of $88.8 million, or 10.6%. The decrease was primarily driven by the increase in accumulated other comprehensive loss during the nine months ended September 30, 2022, reflecting the unrealized losses in our available-for-sale securities portfolio; the redemption of preferred stock; and the increase of treasury shares under the share repurchase program. These were offset by an increase in retained earnings.

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

As of September 30, 2022, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since September 30, 2022 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$873,588	13.02%	$536,609	8.00%	N/A	N/A
Bank	825,499	12.35%	534,820	8.00%	$668,525	10.00%
Tier 1 capital to risk weighted assets:
Company	$731,606	10.91%	$402,457	6.00%	N/A	N/A
Bank	758,517	11.35%	401,115	6.00%	$534,820	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$686,606	10.24%	$301,842	4.50%	N/A	N/A
Bank	758,517	11.35%	300,836	4.50%	$434,541	6.50%
Tier 1 capital to average assets:
Company	$731,606	10.30%	$284,252	4.00%	N/A	N/A
Bank	758,517	10.69%	283,789	4.00%	$354,736	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$830,262	14.70%	$451,903	8.00%	N/A	N/A
Bank	753,480	13.38%	450,470	8.00%	$563,087	10.00%
Tier 1 capital to risk weighted assets:
Company	$698,846	12.37%	$338,927	6.00%	N/A	N/A
Bank	697,064	12.38%	337,852	6.00%	$450,470	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$643,408	11.39%	$254,195	4.50%	N/A	N/A
Bank	697,064	12.38%	253,389	4.50%	$366,007	6.50%
Tier 1 capital to average assets:
Company	$698,846	10.89%	$256,657	4.00%	N/A	N/A
Bank	697,064	10.87%	256,478	4.00%	$320,597	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2022.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2022 the Company received $18.0 million in cash dividends from Byline Bank. For the year ended December 31, 2021, the Company received $24.0 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, redemption of the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

We purchased 174,249 shares at a cost of $4.2 million under our stock repurchase program during the three months ended September 30, 2022. We purchased 689,068 shares at a cost of $17.3 million under our stock repurchase program during the nine months ended September 30, 2022. We purchased 460,200 shares at a cost of $10.4 million under this program during the three months ended

September 30, 2021. We purchased 1,331,708 shares at a cost of $28.9 million under our stock repurchase program during the nine months ended September 30, 2021. The program is in effect until December 31, 2022, unless terminated earlier.

On October 25, 2022, the Company's Board of Directors declared a cash dividend of $0.09 per share, payable on November 22, 2022, to stockholders of record of the Company's common stock as of November 8, 2022.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 1.75% to 10.25% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2022 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2022
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges—pay fixed, receive floating	$550,000	$49,191	$—
Other interest rate derivatives—pay fixed, receive floating	549,662	18,881	(18,505)
Other credit derivatives	6,902	—	—

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2022, included in this report, and Note 22 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net income and earnings per share excluding significant items
Reported Net Income	$22,656	$25,306	$65,250	$75,596
Significant items:
Impairment charges on assets held for sale	—	1,434	—	3,981
Tax benefit	—	(390)	—	(1,085)
Adjusted Net Income	$22,656	$26,350	$65,250	$78,492
Reported Diluted Earnings per Share	$0.61	$0.66	$1.73	$1.95
Significant items:
Impairment charges on assets held for sale	—	0.04	—	0.10
Tax benefit	—	(0.01)	—	(0.03)
Adjusted Diluted Earnings per Share	$0.61	$0.69	$1.73	$2.02

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Adjusted non-interest expense:
Non-interest expense	$46,178	$44,180	$134,506	$126,003
Less significant items:
Impairment charges on assets held for sale	—	1,434	—	3,981
Adjusted non-interest expense	$46,178	$42,746	$134,506	$122,022
Adjusted non-interest expense excluding amortization of intangible assets
Adjusted non-interest expense	$46,178	$42,746	$134,506	$122,022
Less: Amortization of intangible assets	1,611	1,738	5,075	5,335
Adjusted non-interest expense excluding amortization of intangible assets	$44,567	$41,008	$129,431	$116,687
Pre-tax pre-provision net income:
Pre-tax income	$30,513	$33,808	$85,232	$101,145
Add: Provision (recapture) for loan and lease losses	4,176	352	15,079	2,750
Pre-tax pre-provision net income	$34,689	$34,160	$100,311	$103,895
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$34,689	$34,160	$100,311	$103,895
Impairment charges on assets held for sale	—	1,434	—	3,981
Adjusted pre-tax pre-provision net income	$34,689	$35,594	$100,311	$107,876
Tax Equivalent Net Interest Income
Net interest income	$68,875	$59,845	$189,238	$174,659
Add: Tax-equivalent adjustment	228	264	701	783
Net interest income, fully taxable equivalent	$69,103	$60,109	$189,939	$175,442
Total revenues:
Net interest income	$68,875	$59,845	$189,238	$174,659
Add: non-interest income	11,992	18,495	45,579	55,239
Total revenues	$80,867	$78,340	$234,817	$229,898
Tangible common stockholders' equity:
Total stockholders' equity	$747,565	$824,418	$747,565	$824,418
Less: Preferred stock	—	10,438	—	10,438
Less: Goodwill and other intangibles	160,484	167,296	160,484	167,296
Tangible common stockholders' equity	$587,081	$646,684	$587,081	$646,684
Tangible assets:
Total assets	$7,277,587	$6,704,451	$7,277,587	$6,704,451
Less: Goodwill and other intangibles	160,484	167,296	160,484	167,296
Tangible assets	$7,117,103	$6,537,155	$7,117,103	$6,537,155
Average tangible common stockholders' equity:
Average total stockholders' equity	$775,358	$823,754	$795,849	$813,629
Less: Average preferred stock	—	10,438	3,288	10,438
Less: Average goodwill and other intangibles	161,292	168,140	163,053	169,934
Average tangible common stockholders' equity	$614,066	$645,176	$629,508	$633,257
Average tangible assets:
Average total assets	$7,145,189	$6,560,868	$6,943,909	$6,622,943
Less: Average goodwill and other intangibles	161,292	168,140	163,053	169,934
Average tangible assets	$6,983,897	$6,392,728	$6,780,856	$6,453,009
Tangible net income available to common stockholders:
Net income available to common stockholders	$22,656	$25,110	$65,054	$75,009
Add: After-tax intangible asset amortization	1,174	1,265	3,698	3,881
Tangible net income available to common stockholders	$23,830	$26,375	$68,752	$78,890
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$23,830	$26,375	$68,752	$78,890
Impairment charges on assets held for sale	—	1,434	—	3,981
Tax benefit on significant items	—	(390)	—	(1,085)
Adjusted tangible net income available to common stockholders	$23,830	$27,419	$68,752	$81,786

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2022	2021	2022	2021
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$34,689	$34,160	$100,311	$103,895
Average total assets	7,145,189	6,560,868	6,943,909	6,622,943
Pre-tax pre-provision return on average assets	1.93%	2.07%	1.93%	2.10%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$34,689	$35,594	$100,311	$107,876
Average total assets	7,145,189	6,560,868	6,943,909	6,622,943
Adjusted pre-tax pre-provision return on average assets:	1.93%	2.15%	1.93%	2.18%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$69,103	$60,109	$189,939	$175,442
Total average interest-earning assets	6,760,623	6,076,065	6,531,320	6,135,051
Net interest margin, fully taxable equivalent	4.05%	3.92%	3.88%	3.82%
Non-interest income to total revenues:
Non-interest income	$11,992	$18,495	$45,579	$55,239
Total revenues	80,867	78,340	234,817	229,898
Non-interest income to total revenues	14.83%	23.61%	19.41%	24.03%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$46,178	$42,746	$134,506	$122,022
Average total assets	7,145,189	6,560,868	6,943,909	6,622,943
Adjusted non-interest expense to average assets	2.56%	2.58%	2.59%	2.46%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$44,567	$41,008	$129,431	$116,687
Total revenues	80,867	78,340	234,817	229,898
Adjusted efficiency ratio	55.11%	52.35%	55.12%	50.76%
Adjusted return on average assets:
Adjusted net income	$22,656	$26,350	$65,250	$78,492
Average total assets	7,145,189	6,560,868	6,943,909	6,622,943
Adjusted return on average assets	1.26%	1.59%	1.26%	1.58%
Adjusted return on average stockholders' equity:
Adjusted net income	$22,656	$26,350	$65,250	$78,492
Average stockholders' equity	775,358	823,754	795,849	813,629
Adjusted return on average stockholders' equity	11.59%	12.69%	10.96%	12.90%
Tangible common equity to tangible assets:
Tangible common equity	$587,081	$646,684	$587,081	$646,684
Tangible assets	7,117,103	6,537,155	7,117,103	6,537,155
Tangible common equity to tangible assets	8.25%	9.89%	8.25%	9.89%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$23,830	$26,375	$68,752	$78,890
Average tangible common stockholders' equity	614,066	645,176	629,508	633,257
Return on average tangible common stockholders' equity	15.40%	16.22%	14.60%	16.66%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$23,830	$27,419	$68,752	$81,786
Average tangible common stockholders' equity	614,066	645,176	629,508	633,257
Adjusted return on average tangible common stockholders' equity	15.40%	16.86%	14.60%	17.27%
Tangible book value per share:
Tangible common equity	$587,081	$646,684	$587,081	$646,684
Common shares outstanding	37,465,902	37,690,087	37,465,902	37,690,087
Tangible book value per share	$15.67	$17.16	$15.67	$17.16

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of September 30, 2022, we had a notional amount of $1.1 billion of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2022 is presented below (dollars in thousands). In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points	-200 basis points	-300 basis points
Year 1
Percentage change	20.9%	14.4%	7.2%	(5.60)%	(15.40)%	(23.30)%
Dollar amount	$358,883	$339,596	$318,221	$280,292	$251,183	$227,727
Year 2
Percentage change	28.7%	19.4%	9.6%	(8.20)%	(21.00)%	(31.90)%
Dollar amount	$414,454	$384,666	$353,085	$295,692	$254,571	$219,454

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 2.9% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 3.8% and 7.5% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. On July 27, 2021, our Board of Directors authorized an expansion of its current stock repurchase program. Under the extended program, we are authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The program will be in effect until December 31, 2022 unless terminated earlier. The table below includes information regarding purchases of our common stock pursuant to the repurchase program during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2022	164,149	$23.93	164,149	489,324
August 1 - August 31, 2022	22,397	22.89	10,100	479,224
September 1 - September 30, 2022	—	—	—	479,224
Total	186,546	$23.81	174,249
(1)
Also includes 12,297 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
3.3

Certificate of Designations of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.5

Certificate of Elimination of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock Series B (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q (file No. 001-38139) filed on August 4, 2022 and incorporated herein by reference).

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 4, 2022	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)