Form 10-K
period 2022-12-31
BYLINE BANCORP, INC.
filed 2023-03-07
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2022, was approximately $581,838,457.

The number of shares of Registrant’s common stock outstanding as of March 1, 2023 was 37,717,499.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, scheduled to be held on June 6, 2023, are incorporated by reference into Part III of this Report.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•
uncertainty regarding domestic, foreign, and geopolitical developments and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for credit losses - loans and leases, as well as result in possible asset impairment charges;
•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for credit losses - loans and leases or changes in the value of our investments;
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
•
unanticipated developments in pending or prospective loan and/or lease transactions or greater-than-expected paydowns or payoffs of existing loans and leases;
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

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We offer online account opening to consumer and business customers through our website. We also provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois, and Wisconsin, as reported by the SBA for the fiscal year ended September 30, 2022. As of December 31, 2022, we had consolidated total assets of $7.4 billion, total gross loans and leases outstanding of $5.5 billion, total deposits of $5.7 billion, and total stockholders’ equity of $765.8 million.

Strategic growth

As part of our strategic growth plan, we explore potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations.

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2022, commercial deposits accounted for 48.5% of total deposits and were 77.5% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

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

The following charts outline the composition of our loan and lease and deposit portfolios as of December 31, 2022:

Acquisitions

Our ability to engage in certain merger or acquisition transactions depends on a number of factors, including opportunities in our market areas, access to capital, our bank regulators' views at the time as to the capital levels, quality of management and our overall financial condition, in addition to their assessment of a variety of other factors, including our compliance with laws and regulations. We have successfully completed a number of strategic acquisitions since our recapitalization in 2013, which include:

Year	Company Acquired
2019	Oak Park River Forest Bankshares, Inc.
2018	First Evanston Bancorp, Inc.
2016	Ridgestone Financial Services, Inc.
2014	Baytree Leasing Company LLC

On November 30, 2022 we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of Inland Bancorp, Inc., a Maryland corporation ("Inland Bancorp"), and Inland Bancorp's wholly owned bank subsidiary, Inland Bank and Trust, an Illinois chartered bank. As of December 31, 2022, Inland Bancorp had $1.2 billion in total assets, $888.7 million of loans, $5.0 million of loans held for sale, and $997.1 million of total deposits. Completion of the transaction is subject to regulatory approvals, the approval of Inland Bancorp's stockholders, and the satisfaction of certain other closing conditions. We expect the acquisition to close in the first half of 2023.

Branch network and distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 37 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

Our local branch network enables us to gather low cost deposits, promote the Byline brand and customer loyalty, originate loans, leases and other products and maintain relationships with our customers through regular community involvement. We believe our branch network is fundamental to our ability to achieve successful customer outreach in line with our culture, which promotes high touch engagement with our customers and proactive solutions.

While our branch network continues to be our primary delivery channel, we understand the evolving banking environment requires digital interaction to keep pace with our customers’ needs. We continually perform strategic reviews of our branch network and our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we examine branch growth and consolidation potential, customer usage, branch profitability, services provided, markets served and proximity to other locations with a goal of minimizing customer impact and deposit runoff.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 38, including 13 branches added through acquisition. During 2022 we consolidated six branches within our network with minimal impact on our customer service levels, convenience, and business development capabilities.

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

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 37 branch locations in the Chicago metropolitan area and one branch in Brookfield, Wisconsin. The products and services we offer are described below.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and treasury management products. Our primary commercial lending groups are described below:

Commercial & Industrial. Our commercial and industrial (“C&I”) group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2022, the C&I group managed a portfolio of $2.2 billion in loans outstanding.

Commercial real estate. Our commercial real estate (“CRE”) business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by geography and property type including loans secured by multifamily, industrial, retail, and office properties. As of December 31, 2022, the CRE group had $962.7 million in loans outstanding.

Sponsor finance. Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2022, we had $556.6 million in sponsor finance loans outstanding.

Syndications. From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, CRE, and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2022, the group had $329.2 million in loan syndications outstanding.

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

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as “U.S. government guaranteed loans”). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah, and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2022, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $123.2 million. The total unpaid principal balances of SBA and USDA loans serviced for others was $1.7 billion at December 31, 2022.

Retail deposits

We offer customers traditional retail deposit products through our branch network, consumer and business online account opening through our website, and customer access to their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except time deposits exceeding $100,000, to be our primary and most valuable funding source. As of December 31, 2022, core deposits represented 92.7% of our total deposits. In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for approximately 12% of all deposits as of December 31, 2022. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $5.7 billion of deposits at December 31, 2022, and our average cost of deposits was 0.36% for the year ended December 31, 2022.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group (“BFG”), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in healthcare, manufacturing, technology, materials handlings, small equipment construction, specialty vehicles and energy efficiency. The end users (i.e., our lessees and borrowers) are primarily physician group practices, other healthcare related entities, manufacturers, retailers, veterinarians, and wholesalers. The average lease size at origination for BFG for the year ended December 31, 2022 was approximately $72,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2022, BFG had $524.0 million in leases outstanding with a weighted average life of approximately 3.5 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under administration were $548.7 million as of December 31, 2022.

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

Human Capital

At Byline, we are a bank that believes in putting our name behind everything we do and we’re here to roll up our sleeves and help our customers write their stories. Our #1 core value, reflected in our “Things That Matter,” is our People, all of whom are encouraged to live out a shared purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. We believe purpose driven leadership facilitates progress in achieving a diverse and inclusive workforce and in driving performance. We are dedicated to attracting, retaining, and developing top talent to accomplish our long-term strategy which is critical to our success.

Governance and Oversight

Our Board of Directors and executive management team are committed to executing on our long-term vision. Our Board members are accomplished leaders from diverse backgrounds, bringing the perspectives, skills, and experience necessary to use independent judgment that will effectively challenge and drive continued success. Our Board members oversee our corporate strategy and sets the tone for our culture, values and high ethical standards, and, through its Committees, holds management accountable for results.

Beginning in 2020, the Board expanded the scope of our Compensation Committee beyond its traditional compensation focused role to include oversight of Byline’s human capital management efforts. The Compensation Committee reviews and monitors matters related to human capital management, including Company culture, talent development, diversity, equity and inclusion (“DEI”) programs and initiatives and other environmental, social, and governance (“ESG”) matters.

Diversity, Equity and Inclusion

To facilitate talent attraction, development and retention across our franchise, we strive to make Byline a diverse, inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

•
The DEI Council, made up of three senior executives and 16 employees with representation across all business units, is the foundation and catalyst for honoring our employees, engaging our customers and community, creating a great place to work, and ultimately driving business success led by our executive team.
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

o
Community – Building meaningful, supportive relationships in the communities we work.
o
Marketplace – Provide greater accessibility to banking products, services, and financial education to minority owned small businesses, including in low and moderate income areas.

Our employee resource groups (“ERG”) were formed to support development, engagement and inclusion across the organization. These ERGs include: Women Empowered by Byline, Lantinx, Black, Asian and LGBTQ+. We held 27 ERG events during 2022 with over 800 total attendees.

We embrace the broad spectrum of differences every person brings to our team. Overall diversity is measured as all females and males who are racially or ethnically diverse. Our diversity metrics for 2022 are as follows:

	Female	Male	Racial/Ethnic	Overall Diversity
Workforce	62%	38%	46%	73%
Executive Leadership	43%	57%	36%	64%
Board of Directors	25%	75%	63%	75%

Initiatives Supporting Physical, Emotional, Financial and Social Wellbeing

We believe our compensation strategy supports our core principles and provides every employee with a competitive compensation package that fairly reflects their individual contributions to Byline. We offer a compensation package which includes base pay, short-term incentives (annual cash bonuses, commissions plans, and referral incentives) and long-term incentives (equity-based compensation) for applicable roles. Our approach to compensation is driven by internal and external equity which seeks to ensure our compensation elements are competitive and market driven. Our compensation programs are structured to: (1) deliver competitive compensation under a disciplined and objective structure; (2) establish target pay at market competitive levels; and (3) provide short-term incentive opportunities to employees who impact department and business results. Over the past year we have taken several steps to seek to ensure market competitiveness, including raising the starting wage of all employees to at least $18/hour, providing higher than average salary adjustments and including additional personnel in our incentive programs. In addition, we have implemented a job architecture and paygrade structure that has been communicated to all employees.

Benefits that include comprehensive health, life, and disability coverage that are funded, in whole or in part, by the Company include:

•
Savings and retirement planning resources through our 401(k) program
•
Employee Stock Purchase Plan
•
Tuition reimbursement benefits
•
Student loan repayment program
•
Adoption assistance
•
Access to employee assistance plans to help with financial planning, mental health and wellbeing, and personal, family and life issues
•
Paid parental leave programs
•
Remote work arrangements
•
Paid time off policies

Development Opportunities

We recognize the critical importance of providing career development and advancement opportunities for all employees. Accordingly, we provide a variety of formal and informal development opportunities to help employees grow in their current roles and build new skills. During 2022, we continued our focus on development by holding all managers accountable for setting goals, having frequent career development conversations, providing regular coaching and feedback, and recognizing accomplishments of all employees. We introduced resources that allow managers to conduct career conversations based on the desires of the employees and create development opportunities to take on new roles and assignments across the bank. We continued our investment in both leader and manager development in 2022 with a new management program and will continue to invest in these programs in 2023 and beyond.

The 2022 performance management process included the addition of four behavioral competencies expected of all Byline employees that are aligned with our values and our strategic plan: Valuing Differences, Collaborating for Results, Delivering Customer Focused Solutions, and Continuous Improvement. Each employee received feedback and education on these competencies throughout our performance management process and we will create greater accountability in 2023 and beyond.

We strive to optimally deploy existing talent across Byline by focusing on where our employees excel and helping them find their best roles. We believe one example of our success in this effort is our ability to fill vacancies from within. During 2022, 20% of our job postings were filled internally.

We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. Our tuition reimbursement and student loan repayment programs have helped to further this goal for many of our employees. We also support employees in obtaining certifications and taking approved educational courses to support their job and expand their skills.

Talent development is also a key part of our succession planning for executive management. Our Board of Directors oversees the succession planning for executive management on an annual basis. Key development needs are identified through formalized assessments for leadership, business, and executive role-based skills, and collaborative talent review and feedback sessions.

Employee Recognition and Engagement

•
We conduct an annual employee engagement survey with over 90% participation and continue to see strong improvements in employee engagement year-over-year.
•
We focus on communication with employees and managers through monthly manager forums, quarterly all employee calls, and business unit town hall meetings. These meetings focus on delivering information on business metrics, but also key information for operating, recognition and engagement.
•
We focus on work-life balance and flexibility with over 60% of our non-Retail branch employees on a hybrid work schedule and over 36% working fully remote.
•
We provide everyday recognition that celebrates employees living our core values, or “Things That Matter”.
•
Our annual CEO Circle Awards highlight our employees who have demonstrated extraordinary performance during the year and exemplify our values.

Community and Social Impact

We are committed to helping the local communities in which we live and work, grow and thrive, today and into the future. One way we seek to do this is by providing employees paid time off to participate in community-based volunteer programs. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to volunteer and give back. During 2022, Byline made and/or supported:

•
Community development investments totaling $60.4 million.
•
45 community development grants
•
Over $70 million in community development loans
•
1,700 CRA volunteer hours
•
157 financial literacy sessions
•
Over $680,000 in grants, donations and sponsorships
•
Top SBA lender for Illinois and Wisconsin for the 9th consecutive year

Human Capital Metrics

As of December 31, 2022, we had 977 employees (948 full time, and 29 part time) in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. The average tenure of our employees is seven years. During 2022, our employee voluntary attrition rate was 15%, which, although lower year-over-year, remains higher than the abnormally low attrition prior to and during the pandemic in 2019 and 2020. During 2022, we hired 202 new employees into the Bank – with 46% being hired into our customer-facing retail branches, and 54% into other key areas across the Bank. We believe we have a strong bench of talent and are attracting experienced bankers from larger regional banks as a result of continued market disruption.

Fair Employment Practices

Byline Bank is proud to be committed to maintaining a diverse workforce and an inclusive work environment. We are an Equal Opportunity / Affirmative Action employer. All qualified applicants will receive consideration for employment without regard to their actual or perceived race, color, religion, national origin, ancestry, marital or civil union status, sex, gender, pregnancy, age, citizenship status, disability, military or veteran status, gender identity, expression or preference, sexual orientation, genetic information, order of protection status or any other characteristic protected by law. We are committed to providing reasonable accommodations for qualified individuals with disabilities and disabled veterans in our job application procedures. At Byline, our hiring decisions are based on merit, qualifications, and business needs.

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

For additional information, please see our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Dividends

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

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in excess of its net profits. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $126.9 million to us without obtaining affirmative regulatory approvals as of December 31, 2022.

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

As part of the adoption of ASU 2016-13, the Company has elected to opt into the regulators’ joint current expected credit losses ("CECL") transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2022 reflect 25% of the CECL impact.

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

The federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations. Neither of these final versions of the LCR apply to us or our bank. On October 20, 2020, the federal banking regulators also approved a final rule implementing the NSFR that requires certain U.S. banking organizations to ensure that they have access to stable funding over a defined time period. The final rule does not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as us and Byline Bank.

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

As part of the adoption of ASU 2016-13, the Company has elected to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2022 reflect 25% of the CECL impact. As of December 31, 2022, our bank was considered “well capitalized” with a Tier 1 capital ratio of 11.27%, total capital ratio of 12.34%, Tier 1 leverage ratio of 10.67%, and a CET1 capital ratio of 11.27%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, see Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

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

On October 18, 2022, the FDIC issued a notice of proposed rulemaking, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. The stated purpose of the increase in deposit insurance assessment rates is to increase the likelihood that the Designated Reserve Ratio (“DRR”) of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC's long-term goal of a 2% DRR.

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

On April 27, 2021, the CFPB issued two new rules that would modify qualified mortgage loan requirements and provide flexibility to banks and other lenders in determining consumers’ ability-to-repay. Compliance with these rules was required by October 1, 2022. Byline Bank complies with, and will continue with, all applicable qualified mortgage loan requirements.

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

Community Reinvestment Act of 1977

Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination which is dated August 15, 2022.

On July 20, 2021, the OCC, FDIC and the FRB issued a joint statement committing to work together to strengthen and modernize the CRA rules. On May 5, 2022, the OCC, FDIC and FRB issued an Advanced Notice of Proposed Rulemaking with the goals of (i) expanding access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapting to changes in the banking industry, including internet and mobile banking, (iii) providing greater clarity, consistency and transparency, (iv) tailoring CRA evaluation and data collection to bank size and type, and (v) maintaining a unified approach. However, these agencies have not yet issued a new proposed rule. At this time, we are unable to determine what impact, if any, potential CRA reform may have on the operations of Byline Bank.

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

On January 1, 2021, Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules. On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to report beneficial ownership information directly to FinCEN. The rule is effective and compliance is required on January 1, 2024. On December 15, 2022, FinCEN issued a second proposed rule to establish and manage access to beneficial ownership information that FinCEN will collect and maintain once all three rules are finalized. At this time, due to the fact that two of the proposed rules have not yet been finalized and issued, respectively, we are unable to determine what impact, if any, the finalized rules may have on the operations of Byline Bank.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its bank holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector. The rule was effective April 1, 2022 and compliance was required by May 1, 2022.

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

Information About Our Executive Officers

The following list sets forth the name, current age, principal position and recent business experience of each of our executive officers:

Thomas Abraham, 57, became President of Byline Bank’s Small Business Capital (“SBC”) line of business in May 2019. Mr. Abraham previously served as Senior Vice President, SBA Sales Manager of SBC since October 2016.

John M. Barkidjija, 59 became Executive Vice President and Head of Commercial Real Estate and Specialty Finance of Byline Bank in January 2019. Mr. Barkidjija previously served as Senior Vice President, Group Head, Commercial Real Estate of Byline Bank since January 2014.

Thomas J. Bell III, 56, became Executive Vice President and Chief Financial Officer of Byline and Byline Bank in September 2022. Mr. Bell has been serving as Corporate Treasurer of Byline Bank since August 2013.

Megan Biggam, 44, became Executive Vice President of Retail Banking of Byline Bank in February 2020. Ms. Biggam previously served as Senior Vice President of Retail Banking of Byline Bank since June 2013.

Ana Casanueva, 39, became Senior Vice President and Director of Legal of Byline and Byline Bank in June 2021. Ms. Casanueva previously served as Associate General Counsel of Byline Bank since 2019, and as Corporate Development Officer from 2013 to 2019.

Mark Fucinato, 66, became Executive Vice President and Chief Credit Officer for Byline and Byline Bank in August 2020. He previously served as Senior Vice President and Senior Credit Officer of Byline Bank since August 2019. Prior to that, Mr. Fucinato served as Senior Credit Officer at MB Financial Bank from 2016 to 2019.

Angela Hart, 48, became Executive Vice President and Head of Wealth Management and Trust in August 2021. Prior to that, Ms. Hart served as Senior Vice President and Wealth Strategist at Northern Trust.

Roberto R. Herencia, 63, became Chairman of Byline Bancorp, Inc. and Byline Bank in June 2013, and Executive Chairman and Chief Executive Officer in February, 2021. He serves as a member of the Board of Director’s risk, executive credit, trust, and Asset-Liability Committee (‘‘ALCO’’) committees of Byline Bank.

Michelle Johnson, 41, became Executive Vice President and Chief Risk Officer of Byline Bank in October 2019. Prior to that, Ms. Johnson served as Deputy Chief Risk Officer since 2018. Ms. Johnson joined Byline Bank in 2015 as Director of IT Risk Management.

Nicolas Mando, 51, became Senior Vice President and Chief Technology and Operations Officer of Byline Bank in November 2021. He served as Director of Special Projects of Byline Bank since 2019. Prior to that, Mr. Mando served as Chief Operating Officer at Bridgeview Bank since 2009.

Sherylle Olano, 45, became Senior Vice President and Chief Accounting Officer of Byline and Byline Bank in September 2022. Prior to that, Ms. Olano previously served as Controller since 2014.

Alberto J. Paracchini, 52, is President and a Director of Byline Bancorp, Inc. and Chief Executive Officer, President and a Director of Byline Bank. He joined Byline in June 2013.

Brogan Ptacin, 62, became Executive Vice President and Head of Commercial Banking for Byline Bank in January 2019. Prior to that, Mr. Ptacin served as a Managing Director of First Bank & Trust since 2009 until First Bank & Trust was acquired by Byline in 2018.

Dana Rose, 53, became Executive Vice President and Chief Human Resources Officer of Byline Bank in November 2019. Prior to that, Ms. Rose served as Interim Chief Human Resources Officer for Discover Financial Services and held various other roles at Discover since 1994.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers may be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans or leases, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan or lease, including risks with respect to the period of time over which the loan or lease may be repaid, risks relating to proper loan or lease underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards. The weakening of these standards for any reason, a lack of discipline or diligence in underwriting and monitoring loans and leases, the inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan and lease portfolio, may result in defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses - loans and leases, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, or results of operations.

We may underestimate the credit losses inherent in our loan and lease portfolio and have credit losses in excess of the amount we provide for loan and lease losses.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for credit losses, which is a reserve established through a provision charged to expense representing management’s estimate of current expected credit losses. The allowance, in the judgment of management, is necessary to reserve for current expected losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; current expected losses inherent in the portfolio; and economic, political, and regulatory conditions. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, which could increase the subjectivity of the calculation. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments. In accordance with accounting principles generally accepted in the United States of America (“GAAP”) for business combination accounting, the loans acquired through subsequent bank acquisitions are recorded at their estimated fair value, and an allowance for credit losses associated with those loans also recorded.

Although we believe our allowance for credit losses is adequate to absorb current expected losses in our loan and lease portfolio, it may not be sufficient. We could sustain credit losses that are significantly higher than the amount of our allowance as a result of a variety of reasons, such as changes in economic conditions affecting borrowers, new information and other factors within and outside our control. If real estate values were to decline or if economic conditions in our markets were to deteriorate unexpectedly, additional losses not incorporated in the existing allowance might occur. Losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, or results of operations. A severe downturn in the economy generally, in our markets specifically, or affecting the business and assets of individual customers, would generate increased charge-offs and a need for higher provision for credit losses.

We may also be required to take additional provisions for credit losses in the future to further supplement the allowance due to requirements by our banking regulators. Bank regulatory agencies periodically review our allowance, the policies and procedures we use to determine the level of the allowance and the value attributed to non-performing loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to make further provisions or recognize future charge-offs. Further, charge-offs in future periods that exceed the allowance would require an increase to the allowance.

Any increases in our provision for credit losses will result in a decrease in net income and may reduce retained earnings and capital and, therefore, have a material adverse effect on our business, financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016‑13, Financial Instruments - Credit Losses (Topic 326) on the recognition of credit losses, otherwise known as the current expected credit loss model or "CECL", which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses. As an emerging growth company, we elected to delay the adoption of the standard in accordance with ASU No. 2019-10, Effective Dates, which delayed the effective date of the ASU for entities not classified as Public Business Entities. The Company’s EGC status expired on December 31, 2022, requiring CECL adoption be reflected in our December 31, 2022 financial statements and Form 10-K. The Company adopted CECL on December 31, 2022, and has applied it retroactively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Cumulative adjustments related to adoption were made to capital and are disclosed in Note 2 of the audited consolidated financial statements contained in Item 8 of this report.

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

As of December 31, 2022, we had $2.1 billion of non-interest-bearing demand deposits and $592.1 million of interest-bearing checking accounts. As the Federal Reserve raised its overnight target from nearly zero at the beginning of the year to a range of 4.25% to 4.50% at December 31, 2022, we have cautiously managed our deposit repricing strategies to seek to expand our net interest margin by keeping deposit rates at relatively low levels. As the competition for funding among banks increases, and customers move money to achieve higher yields, we may need to increase our deposit pricing accordingly. To the extent we offer higher interest rates on targeted interest-bearing deposit products to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

In response, the FDIC, the Board of Governors of the Federal Reserve System, and the OCC issued joint guidance directing banks and market participants to cease entering new LIBOR contracts after December 31, 2021, which we have done. Although most LIBOR tenors will continue to be published through June 30, 2023 to aid in the transition of legacy LIBOR contracts (e.g. maturity), as of January 1, 2021, we no longer originate loans indexed to LIBOR nor enter into modifications which create new LIBOR exposure.

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

As of December 31, 2022, we owned $1.2 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of credit losses. The process for determining whether unrealized losses contain credit losses usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security. We may be required to recognize credit losses in future periods, which could adversely affect our business, results of operations or financial condition. In addition, further increases in market interest rates may continue to affect the market value of our securities portfolio, potentially further reducing accumulated other comprehensive income and/or earnings.

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

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that the bank may pay to us. As of December 31, 2022, Byline Bank had the capacity to pay us dividends of up to $126.9 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common and preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, and the strength of the domestic economy and the local economy in the markets in which we operate. Also, the occurrence of other external events, such as geopolitical events and widespread public health emergencies or pandemics may negatively affect the business environment in our markets. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for credit losses and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; geopolitical issues and uncertainty; public health concerns; and other external factors or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate. As of December 31, 2022, our real estate loans held for investment include $436.6 million of construction and development loans, $304.2 million of multifamily loans, $736.7 million of non-owner occupied CRE loans and $187.0 million of residential mortgage loans, with the majority of these real estate loans concentrated in the City of Chicago and the State of Illinois. Real property values in our primary market may differ from real property values in other markets where we may do business and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the property prior to realizing the full amount of any remaining indebtedness. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned (“OREO”) and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses - loans and leases may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches, and cybersecurity-related incidents that may be committed against us, our customers, or third-party service providers that we utilize, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyberattacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyberattacks directed at the financial services industry. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents. Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence and privacy. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability-any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2022 was $31.9 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

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

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) the carrying value of loans and leases, (ii) determining the provision and allowance for credit losses, (iii) the valuation of intangible assets such as goodwill, servicing assets, core deposit intangibles, and customer relationship intangible (iv) the determination of fair value for financial instruments, and (v) the valuation of or recognition of deferred tax assets and liabilities. See Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses - loans and leases or sustain loan and lease losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As of December 31, 2022, we had goodwill of $148.4 million, or 19.4% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

The accounting for loans acquired in connection with our recapitalization and acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

All loans acquired as part of our recapitalization in 2013 as well as loans acquired in connection with our subsequent acquisitions were recorded at their estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. The determination of estimated fair value of purchased credit deteriorated and acquired non-credit-deteriorated loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of purchased credit deteriorated and acquired non-credit-deteriorated loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired that have experienced more than insignificant credit deterioration since origination are accounted for under Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses. These purchased credit deteriorated (PCD) loans have experienced more than insignificant credit deterioration since origination, like non-credit-deteriorated loans acquired, and have been recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses - loans and leases, determined on a collective basis, is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non‑credit-deteriorated loans and leases are accounted for under ASC Subtopic 310‑20, Receivables Nonrefundable Fees and Other Costs (“ASC 310‑20”). The difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value from non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statements of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

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

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2022, we had $5.7 billion in deposits. These deposits are subject to potential fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

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

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 30.8% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third-party and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 37 branch offices located in the Chicago metropolitan area and one branch office in Brookfield, Wisconsin. We lease nine of our branch offices and our headquarters and own the remainder of our branch offices. We are continually evaluating opportunities to improve our existing branches and branch network, and we have in the recent past closed and may in the future choose to close branches in certain circumstances in order to improve our efficiency or for other business reasons.

Item 3. Legal Proceedings.

We operate in a highly regulated environment. From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “BY”. There were approximately 953 holders of record of our common stock as of March 1, 2023.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to the Company by Byline Bank and cash on hand. We are subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring and paying dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than “well capitalized” for regulatory purposes. See Item 1. “Business – Supervision and Regulations – Dividends” above and Note 20 of notes to consolidated financial statements contained in Item 8 of this report.

We paid a cash dividend of $0.09 per share for each quarter of 2022. We paid a cash dividend of $0.06 per share for the first and second quarters of 2021 and a $0.09 per share cash dividend for the third and fourth quarter of 2021.

Issuer Purchases of Equity Securities.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock, and on July 27, 2021, our Board of Directors authorized an expansion of the stock repurchase program. Under the extended program, the Company was authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The program was in effect until December 31, 2022.

We purchased 689,068 shares at a cost of $17.3 million under the stock repurchase program during the year ended December 31, 2022. We purchased 1,331,708 shares at a cost of $28.9 million under this program during the year ended December 31, 2021.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2023 until December 31, 2023 unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of our outstanding common stock at December 31, 2022.

The table below includes information regarding purchases of our common stock during the quarter ended December 31, 2022. We did not purchase any shares of our common stock during the fourth quarter of 2022 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
October 1 - October 31, 2022	34,371	$23.36	—	479,224
November 1 - November 30, 2022	726	21.09	—	479,224
December 1 - December 31, 2022	1,292	22.76	—	—
Total	36,389	$23.30	—

(1) These shares were acquired pursuant to our 2017 Omnibus Incentive Compensation Plan. Under the terms of compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlements of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2017 through December 31, 2022, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the S&P U.S. SmallCap Banks Index and, (3) the KBW NASDAQ Regional Bank Index (“KRX”). Included in the KRX index are U.S. regional banks that we believe are similar to the Company. We believe the KRX index provides a meaningful comparison to our cumulative total return. Total return assumes the reinvestment of all dividends.

Total Return Performance
Index Value
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Byline
Russell 2000
S&P U.S. Small Cap Bank
KRX

* The information assumes that $100 was invested at the closing price on December 31, 2017 in our stock and each index, and that all dividends are reinvested.

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Byline Bancorp, Inc.	$100.00	$72.53	$85.33	$68.07	$122.05	$104.05
Russel 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. Small Cap Bank	100.00	83.44	104.69	95.08	132.36	116.69
KRX	100.00	80.63	97.07	85.33	113.65	102.90

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

Management’s discussion focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, refer to Part I, Item 7 of our 2021 Annual Report filed on Form 10-K, which was filed with the SEC on March 7, 2022.

Executive Summary

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for credit losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses and other miscellaneous operating costs.

We reported consolidated net income of $88.0 million for the year ended December 31, 2022, compared to net income of $92.8 million for the year ended December 31, 2021, a decrease of $4.8 million. The decrease in net income was attributable to a $22.9 million increase in the provision for credit losses, and a $16.9 million decrease in non-interest income, offset by a $28.9 million increase in net interest income, a $1.4 million decrease in non-interest expense, and a $4.7 million decrease in provision for income taxes. The increase in provision for credit losses was mainly driven by increases in the general reserves as a result of growth in the loan and lease portfolio and the adoption of CECL. The decrease in non-interest income was primarily driven by decreases in gains on the sales of loans. The increase in net interest income during the year ended December 31, 2022 was primarily a result of an increase in average interest earning assets. The decrease in provision for income taxes was mostly driven by a decrease in net income before provision for income taxes during the period.

Dividends declared and paid on preferred shares were $196,000 and $783,000 for the years ended December 31, 2022 and 2021. Dividends declared on common shares were $13.5 million for the year ended December 31, 2022. Dividends paid on common shares were $13.4 million and $11.3 million for the years ended December 31, 2022 and 2021 respectively. For the years ended December 31, 2022 and 2021, net income available to common stockholders was $87.8 million, or $2.37 per basic and $2.34 per diluted common share, and $92.0 million, or $2.45 per basic and $2.40 per diluted common share, respectively. Our results of operations for the years ended December 31, 2022 and 2021, produced an annual return on average assets of 1.25% and 1.40% and a return on average stockholders’ equity of 11.33% and 11.31%, respectively.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 38, including 13 branches added through acquisition. During 2022 we consolidated six branches within our network with minimal impact on our customer service levels, convenience, and business development capabilities.

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

These critical accounting policies and estimates include (i) the carrying value of loans and leases, (ii) determining the provision and allowance for credit losses, (iii) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (iv) the determination of fair value for financial instruments, and (v) the valuation or recognition of deferred tax assets and liabilities.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited consolidated financial statements contained in Item 8 of this report.

Originated loans and leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. Newly originated loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for credit losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the loan origination process are deferred and amortized to interest income over the contractual lives of the new loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding. Additionally, once an acquired loan reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

Purchased credit deteriorated loans and leases

Purchased credit deteriorated ("PCD") loans have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non-credit-deteriorated loans and leases

For acquired non‑credit-deteriorated loans and leases, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statements of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

Provision and allowance for credit losses

The provision for credit losses reflects the amount required to maintain the allowance for credit losses (“ACL”) at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loss reserves.

The ACL is maintained at a level that management believes is appropriate to provide for current expected credit losses as of the dates of the Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We increase our ACL by recording provisions for current expected credit losses against our income and decrease by charge‑offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The ACL is maintained at a level management believes is sufficient to provide for current expected credit losses based upon an ongoing review of the loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, reasonable and supportable forecasts, and evaluation of prevailing economic conditions. We use risk ratings as credit indicators to classify loans and leases into pools and to estimate loss rates for each of the loan and lease pools. Additional information about these policies can be found in Note 5 of our audited consolidated financial statements contained in Item 8 of this report.

For each portfolio, management estimates expected credit losses over the life of each loan and lease utilizing lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan or lease. This methodology builds on default and loss probabilities by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for a forecast of certain macroeconomic variables, and other factors such as differences in underwriting standards, or portfolio mix. Each time we measure expected credit losses, management assesses the relevancy of historical loss information and considers any necessary adjustments to address any differences in asset-specific characteristics.

The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan and lease pool over a complete economic cycle. Loss rates are based on historical averages for each loan and lease pool, adjusted to reflect the impact of a forward-looking forecast of certain macroeconomic variables such as unemployment rates, gross domestic product, or commercial property values, which management considers to be both reasonable and supportable. Various economic scenarios are considered and weighted to arrive at the forecast that most reflects management’s expectation of future conditions. After a one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis.

Management also considers qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history. Each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan portfolio and is monitored quarterly. All acquired non-credit-deteriorated loans and leases and originated loans and leases of $500,000 or greater with an internal risk rating of substandard or below, or on nonaccrual, as well as loans classified as TDR, are reviewed individually for impairment on a quarterly basis.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities which represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions, and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans. The Company also evaluates its held-to-maturity debt securities for current expected credit losses. Additional information about these policies can be found in Note 1 of our audited consolidated financial statements contained in Item 8 of this report.

Results for the year ended December 31, 2022 are presented under CECL methodology while prior period amounts continue to be reported in accordance with ASC Topic 450, Contingencies, and specific reserves based upon ASC Topic 310, Receivables. The ASC for impairment, ASC 310, is applied to commercial and consumer loans that are individually assessed for impairment.

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

Servicing assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 17 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

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

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated financial statements as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the final condition and performance of comparable financial institutions in our region. Comparison of our financial performance against other financial institutions is impacted by the accounting for acquired non‑credit-deteriorated and purchased credit deteriorated loans.

Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2022, 2021, and 2020, and is derived from our audited financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2022	2021	2020
Income Statement Data
Net interest income	$265,330	$236,387	$214,978
Provision for credit losses	23,879	973	56,677
Non-interest income	57,314	74,253	62,060
Non-interest expense	184,082	185,455	168,694
Income before income taxes	114,683	124,212	51,667
Provision for income taxes	26,729	31,427	14,200
Net income	87,954	92,785	37,467
Dividends on preferred shares	196	783	783
Income available to common stockholders	$87,758	$92,002	$36,684
Earnings per Common Share
Basic earnings per common share	$2.37	$2.45	$0.96
Diluted earnings per common share	$2.34	$2.40	$0.96
Adjusted diluted earnings per share(1)(2)(3)	$2.36	$2.71	$1.05
Weighted-average common shares outstanding (basic)	36,972,972	37,609,723	38,031,250
Weighted-average common shares outstanding (diluted)	37,476,120	38,369,067	38,312,608
Common shares outstanding	37,492,775	37,713,903	38,618,054
Balance Sheet Data
Loans and leases held for investment, before allowance for credit losses - loans and leases(4)	$5,421,258	$4,537,128	$4,340,535
Loans and leases held for sale	47,823	64,460	7,924
Allowance for credit losses - loans and leases (ACL)	81,924	55,012	66,347
Interest-bearing deposits in other banks	117,079	122,684	41,988
Investment securities	1,185,125	1,469,005	1,460,389
Assets held for sale	8,673	9,153	13,023
Other real estate owned, net	4,717	2,112	6,350
Goodwill and other intangibles	158,887	165,558	172,631
Servicing assets	19,172	23,744	22,042
Total assets	7,362,941	6,696,172	6,390,652
Total deposits	5,695,121	5,155,047	4,752,031
Total liabilities	6,597,125	5,859,790	5,585,188
Total stockholders’ equity	765,816	836,382	805,464
Deposits per branch	149,872	117,160	103,305
Book value per common share	20.43	21.90	20.59
Tangible book value per common share(1)	16.19	17.51	16.12
Performance Ratios
Net interest margin	4.00%	3.84%	3.80%
Cost of deposits	0.36	0.09	0.35
Efficiency ratio(5)	54.99	57.42	58.14
Adjusted efficiency ratio(1)(2)(5)	54.70	52.14	56.42
Non-interest expense to average assets	2.62	2.79	2.76
Adjusted non-interest expense to average assets(1)(2)	2.61	2.54	2.67
Return on average stockholders’ equity	11.33	11.31	4.78
Adjusted return on average stockholders' equity(1)(2)(3)	11.43	12.77	5.21
Return on average assets	1.25	1.40	0.61
Adjusted return on average assets(1)(2)(3)	1.26	1.58	0.67
Non-interest income to total revenues(1)	17.76	23.90	22.40
Pre-tax pre-provision return on average assets(1)	1.97	1.88	1.76
Adjusted pre-tax pre-provision return on average assets(1)(2)	1.99	2.13	1.84
Return on average tangible common stockholders' equity(1)	15.15	15.17	7.06
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	15.28	17.04	7.63
Non-interest-bearing deposits to total deposits	37.55	41.87	37.09
Loans and leases held for sale and loans and leases held for investment to total deposits	96.03	89.26	91.51
Deposits to total liabilities	86.33	87.97	85.08
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ACL	0.66%	0.51%	0.95%
ACL / total loans and leases held for investment, net before ACL	1.51	1.21	1.53
Net charge-offs / average total loans and leases held for investment, net before ACL	0.16	0.28	0.51
Capital Ratios
Common equity to assets	10.40%	12.33%	12.44%
Tangible common equity to tangible assets(1)	8.42	10.11	10.01
Leverage ratio	10.29	10.89	11.12
Common equity tier 1 capital ratio	10.20	11.39	12.20
Tier 1 capital ratio	10.85	12.37	13.36
Total capital ratio	13.00	14.70	16.18

(1)
Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure.
(2)
Calculation excludes impairment charges and merger-related expenses
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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in the “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance.

•
“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include impairment charges on assets held for sale and right-of use asset ("ROU") and merger-related expenses adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure our operating performance on an ongoing basis.
•
“Net interest income, fully taxable-equivalent” and “net interest margin, fully taxable-equivalent” are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.
•
“Adjusted non-interest expense” is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses.
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
•
“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for credit losses. The metric demonstrates income excluding the tax provision or benefit and the provision for credit losses, and enables investors and others to assess our ability to generate capital to cover credit losses through a credit cycle.
•
“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for credit losses, divided by average assets. The ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
“Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses.
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
•
"Net income, fully taxable-equivalent” and “net interest margin, fully taxable-equivalent” are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.
•
"Total revenue" is the combination of net interest income and non-interest income. Management believes the metric is an important measure of the Company's operating performance on an ongoing basis.
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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Net income and earnings per share excluding significant items
Reported Net Income	$87,954	$92,785	$37,467
Significant items:
Impairment charges on assets held for sale and ROU asset	372	16,430	4,769
Merger-related expense	538	—	—
Tax benefit on impairment charges and merger-related expenses	(118)	(4,462)	(1,328)
Adjusted Net Income	$88,746	$104,753	$40,908
Reported Diluted Earnings per Share	$2.34	$2.40	$0.96
Significant items:
Impairment charges on assets held for sale and ROU asset	0.01	0.43	0.12
Merger-related expense	0.01	—	—
Tax benefit on impairment charges and merger-related expenses	—	(0.12)	(0.03)
Adjusted Diluted Earnings per Share	$2.36	$2.71	$1.05

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Adjusted non-interest expense:
Non-interest expense	$184,082	$185,455	$168,694
Less: significant items
Impairment charges on assets held for sale and ROU asset	372	16,430	4,769
Merger-related expense	538	—	—
Adjusted non-interest expense	$183,172	$169,025	$163,925
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$183,172	$169,025	$163,925
Less: Amortization of intangible assets	6,671	7,073	7,624
Adjusted non-interest expense excluding amortization of intangible assets	$176,501	$161,952	$156,301
Pre-tax pre-provision net income:
Pre-tax income	$114,683	$124,212	$51,667
Add: Provision for credit losses	23,879	973	56,677
Pre-tax pre-provision net income	$138,562	$125,185	$108,344
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$138,562	$125,185	$108,344
Impairment charges on assets held for sale and ROU asset	372	16,430	4,769
Merger-related expense	538	—	—
Adjusted pre-tax pre-provision net income	$139,472	$141,615	$113,113
Tax equivalent net interest income
Net interest income	$265,330	$236,387	$214,978
Add: Tax-equivalent adjustment	915	1,039	792
Net interest income, fully taxable equivalent	$266,245	$237,426	$215,770
Total revenues:
Net interest income	$265,330	$236,387	$214,978
Add: non-interest income	57,314	74,253	62,060
Total revenues	$322,644	$310,640	$277,038
Tangible common stockholders' equity:
Total stockholders' equity	$765,816	$836,382	$805,464
Less: Preferred stock	—	10,438	10,438
Less: Goodwill	148,353	148,353	148,353
Less: Core deposit intangibles and other intangibles	10,534	17,205	24,278
Tangible common stockholders' equity	$606,929	$660,386	$622,395
Tangible assets:
Total assets	$7,362,941	$6,696,172	$6,390,652
Less: Goodwill	148,353	148,353	148,353
Less: Core deposit intangibles and other intangibles	10,534	17,205	24,278
Tangible assets	$7,204,054	$6,530,614	$6,218,021
Average tangible common stockholders' equity:
Average total stockholders' equity	$776,225	$820,017	$784,578
Less: Average preferred stock	2,459	10,438	10,438
Less: Average goodwill	148,353	148,353	148,353
Less: Average core deposit intangibles and other intangibles	13,850	20,689	28,095
Average tangible common stockholders' equity	$611,563	$640,537	$597,692
Average tangible assets:
Average total assets	$7,018,779	$6,642,131	$6,140,143
Less: Average goodwill	148,353	148,353	148,353
Less: Average core deposit intangibles and other intangibles	13,850	20,689	28,095
Average tangible assets	$6,856,576	$6,473,089	$5,963,695
Tangible net income available to common stockholders:
Net income available to common stockholders	$87,758	$92,002	$36,684
Add: After-tax intangible asset amortization	4,890	5,147	5,501
Tangible net income available to common stockholders	$92,648	$97,149	$42,185
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$92,648	$97,149	$42,185
Impairment charges on assets held for sale and ROU asset	372	16,430	4,769
Merger-related expense	538	—	—
Tax benefit on significant items	(118)	(4,462)	(1,328)
Adjusted tangible net income available to common stockholders	$93,440	$109,117	$45,626

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2022	2021	2020
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$138,562	$125,185	$108,344
Total average assets	7,018,779	6,642,131	6,140,143
Pre-tax pre-provision return on average assets	1.97%	1.88%	1.76%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$139,472	$141,615	$113,113
Total average assets	7,018,779	6,642,131	6,140,143
Adjusted pre-tax pre-provision return on average assets:	1.99%	2.13%	1.84%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$266,245	$237,426	$215,770
Total average interest-earning assets	6,630,464	6,148,841	5,659,360
Net interest margin, fully taxable equivalent	4.01%	3.86%	3.81%
Non-interest income to total revenues:
Non-interest income	$57,314	$74,253	$62,060
Total revenues	322,644	310,640	277,038
Non-interest income to total revenues	17.76%	23.90%	22.40%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$183,172	$169,025	$163,925
Total average assets	7,018,779	6,642,131	6,140,143
Adjusted non-interest expense to average assets	2.61%	2.54%	2.67%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$176,501	$161,952	$156,301
Total revenues	322,644	310,640	277,038
Adjusted efficiency ratio	54.70%	52.14%	56.42%
Adjusted return on average assets:
Adjusted net income	$88,746	$104,753	$40,908
Total average assets	7,018,779	6,642,131	6,140,143
Adjusted return on average assets	1.26%	1.58%	0.67%
Adjusted return on average stockholders' equity:
Adjusted net income	$88,746	$104,753	$40,908
Average stockholders' equity	776,225	820,017	784,578
Adjusted return on average stockholders' equity	11.43%	12.77%	5.21%
Tangible common equity to tangible assets:
Tangible common equity	$606,929	$660,386	$622,395
Tangible assets	7,204,054	6,530,614	6,218,021
Tangible common equity to tangible assets	8.42%	10.11%	10.01%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$92,648	$97,149	$42,185
Average tangible common stockholders' equity	611,563	640,537	597,692
Return on average tangible common stockholders' equity:	15.15%	15.17%	7.06%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$93,440	$109,117	$45,626
Average tangible common stockholders' equity	611,563	640,537	597,692
Adjusted return on average tangible common stockholders' equity	15.28%	17.04%	7.63%
Tangible book value per share:
Tangible common equity	$606,929	$660,386	$622,395
Common shares outstanding	37,492,775	37,713,903	38,618,054
Tangible book value per share	$16.19	$17.51	$16.12

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. As of December 31, 2022, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.4% of our total loan portfolio, compared to 2.8 % at December 31, 2021.

Changes in the market interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. In addition, our interest income includes the accretion of the discounts on our purchased credit deteriorated and acquired non-credit-deteriorated loans, which will also affect our net interest spread, net interest margin and net interest income.

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

	Year Ended December 31,
	2022			2021			2020
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$76,978	$547	0.71%	$69,338	$117	0.17%	$46,508	$228	0.49%
Loans and leases(1)	5,073,288	273,412	5.39%	4,518,836	222,993	4.93%	4,196,708	208,788	4.98%
Taxable securities	1,316,147	24,156	1.84%	1,376,045	21,909	1.59%	1,287,480	27,233	2.12%
Tax-exempt securities(2)	164,051	4,359	2.66%	184,622	4,946	2.68%	128,664	3,773	2.93%
Total interest-earning assets	$6,630,464	$302,474	4.56%	$6,148,841	$249,965	4.07%	$5,659,360	$240,022	4.24%
Allowance for credit losses - loans and leases	(74,233)			(63,351)			(48,688)
All other assets	462,548			556,641			529,471
TOTAL ASSETS	$7,018,779			$6,642,131			$6,140,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$593,903	$3,572	0.60%	$622,147	$883	0.14%	$469,418	$938	0.20%
Money market accounts	1,357,371	10,484	0.77%	1,073,970	1,285	0.12%	1,132,978	4,238	0.37%
Savings	658,968	649	0.10%	610,953	289	0.05%	520,472	252	0.05%
Time deposits	691,650	5,091	0.74%	722,974	2,045	0.28%	940,165	11,196	1.19%
Total interest-bearing deposits	3,301,892	19,796	0.60%	3,030,044	4,502	0.15%	3,063,033	16,624	0.54%
Other borrowings	478,374	9,308	1.95%	525,078	1,663	0.32%	542,459	3,314	0.61%
Federal funds purchased	630	14	2.32%	—	—	0.00%	478	4	0.93%
Subordinated notes and debentures	110,723	7,111	6.42%	110,108	6,374	5.79%	72,188	4,310	5.97%
Total borrowings	589,727	16,433	2.79%	635,186	8,037	1.27%	615,125	7,628	1.24%
Total interest-bearing liabilities	$3,891,619	$36,229	0.93%	$3,665,230	$12,539	0.34%	$3,678,158	$24,252	0.66%
Non-interest bearing demand deposits	2,236,615			2,085,454			1,624,754
Other liabilities	114,320			71,430			52,653
Total stockholders’ equity	776,225			820,017			784,578
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,018,779			$6,642,131			$6,140,143
Net interest spread(3)			3.63%			3.73%			3.58%
Net interest income, fully taxable equivalent		$266,245			$237,426			$215,770
Net interest margin, fully taxable equivalent(2)(4)			4.01%			3.86%			3.81%
Tax-equivalent adjustment		915	0.01%		1,039	0.02%		792	0.01%
Net interest income		$265,330			$236,387			$214,978
Net interest margin(4)			4.00%			3.84%			3.80%

Net loan accretion impact on margin		$4,555	0.07%		$6,451	0.10%		$13,058	0.23%

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

	Year Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$56	$374	430	$38	$(149)	$(111)
Loans and leases(1)	29,632	20,787	50,419	16,303	(2,098)	14,205
Taxable securities	(1,193)	3,440	2,247	1,499	(6,823)	(5,324)
Tax-exempt securities(2)	(550)	(37)	(587)	1,494	(321)	1,173
Total interest income	$27,945	$24,564	$52,509	$19,334	$(9,391)	$9,943
Interest expense
Deposits
Interest checking	$(173)	$2,862	$2,689	$227	$(282)	$(55)
Money market accounts	2,218	6,981	9,199	(121)	(2,832)	(2,953)
Savings	55	305	360	37	0	37
Time deposits	(280)	3,326	3,046	(595)	(8,556)	(9,151)
Total interest-bearing deposits	1,820	13,474	15,294	(452)	(11,670)	(12,122)
Other borrowings	(914)	8,559	7,645	(78)	(1,573)	(1,651)
Federal funds purchased	14	—	14	(4)	—	(4)
Subordinated notes and debentures	40	697	737	2,357	(293)	2,064
Total borrowings	(860)	9,256	8,396	2,275	(1,866)	409
Total interest expense	$960	$22,730	$23,690	$1,823	$(13,536)	$(11,713)
Net interest income	$26,985	$1,834	$28,819	$17,511	$4,145	$21,656
(1)
Includes loans and leases on non-accrual status.
(2)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2022 was $265.3 million, an increase of $28.9 million, or 12.2% compared to 2021. The increase in interest income of $52.5 million was principally a result of an increase in the average loan and lease portfolio balance and higher yields on loans and leases. The average balance of interest-earning assets was $6.6 billion for the year ended December 31, 2022, an increase of $481.6 million, or 7.8%, compared to 2021, primarily due to growth in our loan and lease portfolios. Interest expense increased by $23.7 million for the year ended December 31, 2022 compared to 2021, mostly due to increased rates paid on time deposits. Average total interest-bearing deposits increased $271.8 million, or 9.0% year over year.

Interest expense on borrowings for the year ended December 31, 2022 was $16.4 million compared to $8.0 million for the year ended December 31, 2021, an increase of $8.4 million, or 104.5%. This increase was primarily driven by increases in rates paid on borrowed funds.

The net interest margin for the year ended December 31, 2022 was 4.00%, an increase of 16 basis points compared to 3.84% for the year ended December 31, 2021. The average yield on interest-earning assets increased 49 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021, while the average rate paid on interest-bearing liabilities increased by 59 basis points, for a decrease in the interest rate spread of 10 basis points.

Provision for credit losses

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs.

Provisions for credit losses for the year ended December 31, 2022 were $23.9 million compared to $973,000 for the year ended December 31, 2021, an increase of $22.9 million. The increase reflects increased provisions related to loan and lease portfolio growth, qualitative adjustments to address economic uncertainty and to address the negative credit impact of increased interest rates based on portfolio classification, and migration of individually evaluated loans from the collectively evaluated portfolio. The ACL as a percentage of loans and leases increased from 1.21% at December 31, 2021 to 1.51% at December 31, 2022.

Non-interest income

Non-interest income was $57.3 million for the year ended December 31, 2022, compared to $74.3 million for the year ended December 31, 2021, a decrease of $16.9 million or 22.8%. The decrease in non-interest income was mostly due to an decrease in net gains on sale of loans.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2022 compared to 2021		2021 compared to 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$8,152	$7,254	$6,471	$898	12.4%	$783	12.1%
Loan servicing revenue	13,479	12,693	11,319	786	6.2%	1,374	12.1%
Loan servicing asset revaluation	(11,743)	(6,658)	(4,951)	(5,085)	76.4%	(1,707)	34.5%
ATM and interchange fees	4,437	4,476	4,165	(39)	(0.9)%	311	7.5%
Net gains on sales of securities available-for-sale	50	1,435	5,301	(1,385)	(96.5)%	(3,866)	(72.9)%
Change in fair value of equity securities, net	(603)	(62)	729	(541)	NM	(791)	(108.5)%
Net gains on sales of loans	31,899	46,274	33,349	(14,375)	(31.1)%	12,925	38.8%
Wealth management and trust income	3,807	3,069	2,680	738	24.0%	389	14.5%
Other non-interest income	7,836	5,772	2,997	2,064	35.8%	2,775	92.6%
Total non-interest income	$57,314	$74,253	$62,060	$(16,939)	(22.8)%	$12,193	19.6%
NM - Not meaningful

Fees and service charge on deposits was $8.2 million for the year ended December 31, 2022, compared to $7.3 million for the year ended December 31, 2021, an increase of $898,000 or 12.4%. The increase was a result of higher average balances of deposits.

Loan servicing revenue was $13.5 million for the year ended December 31, 2022, compared to $12.7 million for the year ended December 31, 2021, an increase of $786,000, or 6.2%. The increase was primarily driven by an increase in total loans serviced due to additional U.S. government guaranteed loans sold with retained servicing rights. At December 31, 2022 and 2021, the outstanding balances of U.S. government guaranteed loans serviced, was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $11.7 million for the year ended December 31, 2022, compared to a downward adjustment of $6.7 million for the year ended December 31, 2021, an increase of $5.1 million, or 76.4%. The variance was primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life on U.S. government guaranteed loans based on the current interest rate environment.

Gains on sales of securities were $50,000 for the year ended December 31, 2022 compared to $1.4 million for the year ended December 31, 2021, a decrease of $1.4 million or 96.5%. The variance was due to sales volume and changing market conditions. We sold $23.2 million and $201.5 million of securities during the years ended December 31, 2022 and 2021, respectively.

Net gains on sales of loans were $31.9 million for the year ended December 31, 2022 compared to $46.3 million for the year ended December 31, 2021, a decrease of $14.4 million, or 31.1%. The decrease in net gains on sales was primarily driven by lower volume of government guaranteed loans sold and lower market premiums for government guaranteed loans. We sold $382.2 million and $392.6 million of U.S. government guaranteed loans during the years ended December 31, 2022 and 2021, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $3.8 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021, an increase of $738,000 or 24.0% primarily due to an increase in non-recurring revenue. Assets under administration were $548.7 million and $663.4 million as of December 31, 2022 and 2021, respectively.

Other non-interest income was $7.8 million for the year ended December 31, 2022 compared to $5.8 million for the year ended December 31, 2021, an increase of $2.1 million or 35.8%. Customer derivative products fee income was $2.7 million for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2021, an increase of $1.2 million. Increase in cash surrender value of bank owned life insurance was $2.1 million for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2021, an increase of $582,000.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2022 of $184.1 million compared to $185.5 million for the year ended December 31, 2021, a decrease of $1.4 million or 0.7%. The decrease was primarily due to decreases in impairment charges on assets held for sale, loan and lease related expenses, and occupancy expense, net. These were offset by increases in salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2022 compared to 2021		2021 compared to 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$118,051	$101,222	$89,756	$16,829	16.6%	$11,466	12.8%
Occupancy expense, net	13,197	16,553	19,402	(3,356)	(20.3)%	(2,849)	(14.7)%
Equipment expense	3,791	4,059	3,555	(268)	(6.6)%	504	14.2%
Impairment charge on assets held for sale	372	12,332	4,769	(11,960)	(97.0)%	7,563	158.6%
Loan and lease related expenses	1,707	5,957	5,955	(4,250)	(71.3)%	2	0.0%
Legal, audit and other professional fees	10,357	10,198	8,138	159	1.6%	2,060	25.3%
Data processing	13,358	11,780	10,900	1,578	13.4%	880	8.1%
Net loss recognized on other real estate owned and other related expenses	708	1,078	1,819	(370)	(34.3)%	(741)	(40.7)%
Regulatory assessments	2,953	1,717	2,221	1,236	72.0%	(504)	(22.7)%
Other intangible assets amortization expense	6,671	7,073	7,624	(402)	(5.7)%	(551)	(7.2)%
Advertising and promotions	2,825	1,800	1,287	1,025	56.9%	513	39.9%
Telecommunications	918	1,155	1,728	(237)	(20.5)%	(573)	(33.2)%
Other non-interest expense	9,174	10,531	11,540	(1,357)	(12.9)%	(1,009)	(8.7)%
Total non-interest expense	$184,082	$185,455	$168,694	$(1,373)	(0.7)%	$16,761	9.9%

Salaries and employee benefits expense for the year ended December 31, 2022 was $118.1 million compared to $101.2 million for the year ended December 31, 2021, an increase of $16.8 million or 16.6%, primarily due to increased incentive compensation expense.

Occupancy expense for the year ended December 31, 2022 was $13.2 million compared to $16.6 million for the year ended December 31, 2021, a decrease of $3.4 million, or 20.3%. The decrease was primarily a result of decreased rental expense, and a decrease in real estate taxes.

Equipment expense for the year ended December 31, 2022 was $3.8 million compared to $4.1 million for the year ended December 31, 2021, a decrease of $504,000 or 6.6%. The decrease was primarily a result of decreased repair and maintenance expense.

Impairment charge on assets held for sale was $372,000 for the year ended December 31, 2022 compared to $12.3 million for the year ended December 31, 2021, a decrease of $12.0 million. The decrease was primarily a result of impairments taken as part of our strategic branch consolidation efforts and real estate strategy during 2021.

Legal, audit and other professional fees for the year ended December 31, 2022 were $10.4 million compared to $10.2 million for the year ended December 31, 2021, an increase of $159,000.0 or 1.6%. The slight increase is driven by increases in legal fees.

Data processing expense for the year ended December 31, 2022 was $13.4 million compared to $11.8 million for the year ended December 31, 2021, an increase of $1.6 million or 13.4% primarily due to increases to technology related spending.

Net loss recognized on other real estate owned and other related expenses were $708,000 for the year ended December 31, 2022 compared to $1.1 million for the year ended December 31, 2021, a decrease in expense of $370,000, or 34.3%. The variance was primarily due to decreased losses on other real estate owned assets.

Regulatory assessments for the year ended December 31, 2022 were $3.0 million compared to $1.7 million for the year ended December 31, 2021, an increase of $1.2 million, or 72.0%. The increase was primarily driven by an increase in FDIC insurance assessments.

Advertising and promotions for the year ended December 31, 2022 were $2.8 million compared to $1.8 million for the year ended December 31, 2021, an increase of $1.0 million or 56.8%, primarily due to an increase in advertising campaigns.

Telecommunications expense for the year ended December 31, 2022 was $918,000 compared to $1.2 million for the year ended December 31, 2021, a decrease of $237,000 or 20.5%. The decrease was primarily a result of our cost savings initiatives.

Other non-interest expense for the year ended December 31, 2022 was $9.2 million compared to $10.0 million for the year ended December 31, 2021, a decrease of $873,000, or 8.7%. The decrease was primarily a result of decreased general expenses.

For the years ended December 31, 2022 and 2021 , our efficiency ratio was 54.99% and 57.27%, respectively. The improvement in our efficiency ratio was primarily attributable to increased net interest income. For the years ended December 31, 2022 and 2021, our adjusted efficiency ratio was 54.70% and 51.98%, respectively. Please refer to the “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” included in Item 6 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $26.7 million for the year ended December 31, 2022, compared to $31.4 million for the year ended December 31, 2021. The decrease in income tax expense was primarily due to decreased income before provision for income taxes during 2022.

Our effective tax rate was 23.3% for the year ended December 31, 2022 and 25.3% for the year ended December 31, 2021. The decrease in our effective tax rate was primarily driven by a reduction in state income tax rate, net of federal benefit. We expect our effective tax rate for 2023 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $666.8 million, or 10.0%, to $7.4 billion at December 31, 2022, compared to $6.7 billion at December 31, 2021. The increase in total assets includes an increase of $884.1 million, or 19.5%, in loans and leases from $4.5 billion at December 31, 2021 to $5.4 billion at December 31, 2022. Our originated loan and lease portfolio increased by $1.0 billion and our purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio decreased by $152.3 million. The increase in our originated portfolio was mostly attributed to organic loan and lease growth. The decrease in our acquired portfolio was due to renewals reflected in originated loans, payoffs and pay downs during the year.

Total liabilities increased by $737.3 million, or 12.6%, to $6.6 billion at December 31, 2022 compared to $5.9 billion at December 31, 2021. The increase is a result of an increase in total deposits of $540.1 million, or 10.5%, primarily attributed growth in interest bearing deposits.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2022 and 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased $280.1 million, or 19.3%, from $1.5 billion at December 31, 2021 to $1.2 billion at December 31, 2022, primarily due to decreases in the in fair value of securities.

Our held-to-maturity securities portfolio consists of municipal securities. We carry these securities at amortized cost. Securities held-to-maturity were $2.7 million and $3.9 million at December 31, 2022 and 2021, respectively.

The fair value of our equity and other securities portfolio was $8.0 million at December 31, 2022, and $10.6 million at December 31, 2021.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$40,723	$18,447	$18,476
U.S. Government agencies	150,524	130,364	141,096	139,390
Obligations of states, municipalities, and political subdivisions	68,019	61,876	86,454	89,636
Residential mortgage-backed securities
Agency	707,157	595,796	756,549	743,656
Non-agency	130,654	106,249	146,499	145,236
Commercial mortgage-backed securities
Agency	191,172	157,030	214,417	213,551
Corporate securities	45,302	41,436	65,814	67,346
Asset-backed securities	43,085	40,957	37,206	37,251
Total	$1,378,343	$1,174,431	$1,466,482	$1,454,542

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$2,672	$3,885	$3,992
Total	$2,705	$2,672	$3,885	$3,992
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2022, we evaluated the securities which had an unrealized loss for credit losses and determined there were none. There were 280 investment securities with unrealized losses at December 31, 2022. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of December 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2022
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$42,430	2.34%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	47,542	1.41%	91,133	1.71%	11,849	3.25%
Obligations of states, municipalities, and political subdivisions	2,894	2.75%	16,043	2.71%	10,901	3.09%	38,181	2.25%
Residential mortgage-backed securities
Agency	125	1.41%	9,044	1.69%	89,814	1.57%	608,174	1.46%
Non-agency	—	0.00%	—	0.00%	—	0.00%	130,654	2.14%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	13,297	1.63%	177,875	2.05%
Corporate securities	—	0.00%	7,157	4.30%	38,145	3.75%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	43,085	4.24%	—	0.00%
Total	$3,019	2.69%	$122,216	2.09%	$286,375	2.37%	$966,733	1.72%

	Maturity as of December 31, 2022
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,547	2.62%	$1,158	2.75%	$—	0.00%	$—	0.00%
Total	$1,547	2.62%	$1,158	2.75%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

As of December 31, 2022 and 2021, investment securities indexed to LIBOR were $43.5 million and $58.2 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $43.8 million at December 31, 2022, a decrease of $17.8 million from December 31, 2021.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2022 and 2021.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2022 and 2021, we held $28.2 million and $22.0 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2022 and 2021.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2022 and 2021 were $5.4 billion and $4.5 billion, respectively, an increase of $884.1 million or 19.5%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases, commercial real estate, and leasing financing receivables. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $290.5 million at December 31, 2022 a decrease of $152.3 million or 34.4%, compared to $442.8 million at December 31, 2021. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period.

We strive to maintain a relatively diversified loan and lease portfolio to help reduce the risk inherent in concentration in certain types of collateral. Our exposure to certain industries as of December 31, 2022 represents the following percentages of the portfolio: 35.9% real estate, 14.3% manufacturing, 7.4% wholesale trade, 6.8% finance and insurance, 6.1% retail trade, and all other industries represent less than 5% of the portfolio or 29.4% of the total loan and lease portfolio. As of December 31, 2022, the loan portfolio included $420.8 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 16.5% retail trade, 14.1% accommodation and food services and 12.0% manufacturing. The following table shows our allocation of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,712,152	31.6%	$1,379,000	30.4%
Residential real estate	426,226	7.9%	379,796	8.4%
Construction, land development, and other land	438,617	8.1%	323,886	7.1%
Commercial and industrial	2,029,855	37.5%	1,534,745	33.8%
Paycheck Protection Program	761	0.0%	123,712	2.7%
Installment and other	1,410	0.0%	940	0.0%
Leasing financing receivables	521,689	9.6%	352,247	7.8%
Total originated loans and leases	$5,130,710	94.7%	$4,094,326	90.2%
Purchased credit deteriorated loans
Commercial real estate	$45,143	0.8%	$72,160	1.6%
Residential real estate	32,228	0.6%	49,401	1.1%
Construction, land development, and other land	372	0.0%	1,312	0.0%
Commercial and industrial	2,192	0.0%	4,014	0.1%
Installment and other	140	0.0%	164	0.0%
Total purchased credit deteriorated loans	$80,075	1.4%	$127,051	2.8%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$152,193	2.8%	$214,588	4.7%
Residential real estate	31,508	0.6%	51,317	1.1%
Construction, land development, and other land	-	0.0%	201	0.1%
Commercial and industrial	24,266	0.5%	43,202	1.0%
Installment and other	209	0.0%	264	0.0%
Leasing financing receivables	2,297	0.0%	6,179	0.1%
Total acquired non-credit-deteriorated loans and leases	$210,473	3.9%	$315,751	7.0%
Total loans and leases	$5,421,258	100.0%	$4,537,128	100.0%
Allowance for credit losses - loans and leases	(81,924)		(55,012)
Total loans and leases, net of allowance for credit losses - loans and leases	$5,339,334		$4,482,116

Loans collateralized by real estate comprised 52.4% and 54.5% of the loan and lease portfolio at December 31, 2022 and 2021, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2022 and 2021, and totaled $1.9 billion, or 67.3%, of real estate loans and 35.2% of the total loan and lease portfolio at December 31, 2022. At December 31, 2021, commercial real estate loans totaled $1.7 billion and comprised 67.4% of real estate loans and 36.7% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $72.2 million as of December 31, 2021 to $45.1 million as of December 31, 2022, or 37.4%. At December 31, 2022 and 2021, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 313.4% and 302.5%, respectively. Non-owner occupied commercial real estate loans were $736.7 million and $637.1 million, or 86.6% and 84.6% of total capital, at December 31, 2022 and 2021, respectively.

Residential real estate loans totaled $490.0 million at December 31, 2022 compared to $480.5 million at December 31, 2021, an increase of $9.4 million or 2.0%. The residential real estate loan portfolio comprised 17.3% and 19.4% of real estate loans as of December 31, 2022 and 2021, respectively, and 9.0% and 10.7% of total loans and leases at December 31, 2022 and 2021, respectively. Purchased credit deteriorated residential real estate loans decreased from $49.4 million as of December 31, 2021 to $32.2 million as of December 31, 2022, or 34.8%.

Construction, land development and other land loans totaled $439.0 million at December 31, 2022 compared to $325.4 million at December 31, 2021, an increase of $113.6 million or 34.9%. The construction, land development and other land loan portfolio comprised 15.5% and 13.2% of real estate loans as of December 31, 2022 and 2021, respectively, and 8.1% and 7.2% of the total loan and lease portfolio as of December 31, 2022 and 2021, respectively.

Commercial and industrial loans totaled $2.1 billion and $1.6 billion at December 31, 2022 and 2021, respectively, an increase of $474.4 million, or 30.0%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 37.9% and 34.9% of the total loan and lease portfolio as of December 31, 2022 and 2021, respectively.

Paycheck Protection Program ("PPP") loans totaled $761,000, or less than 0.1% of total loans and leases, at December 31, 2022 compared to $123.7 million, or 2.7% of total loans and leases, at December 31, 2021. PPP loans decreased $123.0 million, or 99.4%, primarily as a result of SBA loan forgiveness.

Lease financing receivables comprised 9.7% and 7.9% of the loan and lease portfolio as of December 31, 2022 and 2021, respectively. Total lease financing receivables were $524.0 million and $358.4 million at December 31, 2022 and 2021, respectively, an increase of $165.6 million, or 46.2%, primarily due to higher origination levels.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2022 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$44,992	$127,654	$574,285	$270,160	$349,288	$174,107	$9,792	$161,874	$1,712,152
Residential real estate	11,771	18,939	98,080	82,423	50,903	95,163	65,463	3,484	426,226
Construction, land development, and other land	13,072	96,905	11,706	281,521	27,882	7,531	—	—	438,617
Commercial and industrial	32,986	417,747	201,039	833,745	189,974	312,531	32,885	8,948	2,029,855
Paycheck Protection Program	—	—	761	—	—	—	—	—	761
Installment and other	223	—	542	383	262	—	—	—	1,410
Leasing financing receivables	12,505	—	456,995	—	52,189	—	—	—	521,689
Total originated loans and leases	$115,549	$661,245	$1,343,408	$1,468,232	$670,498	$589,332	$108,140	$174,306	$5,130,710
Purchased credit deteriorated loans
Commercial real estate	$19,327	$—	$17,753	$267	$4,537	$2,491	$473	$295	$45,143
Residential real estate	5,196	16	11,101	585	7,628	718	5,226	1,758	32,228
Construction, land development, and other land	301	—	71	—	—	—	—	—	372
Commercial and industrial	432	78	1,678	4	—	—	—	—	2,192
Installment and other	2	—	27	—	111	—	—	—	140
Total purchased credit deteriorated loans	$25,258	$94	$30,630	$856	$12,276	$3,209	$5,699	$2,053	$80,075
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$13,163	$83	$62,642	$20,138	$22,302	$8,362	$2,575	$22,928	$152,193
Residential real estate	7,788	5,312	6,641	1,302	1,680	2,525	759	5,501	31,508
Construction, land development, and other land	—	—	—	—	—	—	—	—	—
Commercial and industrial	3,489	162	5,805	11,579	1,586	1,200	—	445	24,266
Installment and other	134	61	14	—	—	—	—	—	209
Leasing financing receivables	766	—	1,531	—	—	—	—	—	2,297
Total acquired non-credit- deteriorated loans and leases	$25,340	$5,618	$76,633	$33,019	$25,568	$12,087	$3,334	$28,874	$210,473
Total loans and leases	$166,147	$666,957	$1,450,671	$1,502,107	$708,342	$604,628	$117,173	$205,233	$5,421,258

As of December 31, 2022, 45.2% of the loan and lease portfolio bears interest at fixed rates and 54.8% at floating rates. In addition, $2.1 billion, or 37.7%, of the loan and lease portfolio had interest rate floors. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of December 31, 2022, we had $731.2 million in loans indexed to LIBOR and $925.3 million in loans indexed to SOFR.

Allowance for credit losses - loans and leases

The ACL is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level of the allowance on a more frequent basis. The ACL reflects management’s estimate of current expected credit losses inherent in the loan and lease portfolios. The computation includes elements of judgment and high levels of subjectivity.

Factors considered by us include, but are not limited to, actual loss experience, peer loss experience, changes in size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, application of a reasonable and supportable forecast, and evaluation of the prevailing economic conditions. Changes in conditions may necessitate revision of the estimate in future periods.

We assess the ACL based on three categories: (i) originated loans and leases, (ii) acquired non-credit-deteriorated loans and leases, and (iii) purchased credit deteriorated loans.

Total ACL was $81.9 million at December 31, 2022 compared to $55.0 million at December 31, 2021, an increase of $26.9 million, or 48.9%. The increase was primarily due to a $12.2 million increase for the CECL adoption cumulative adjustment and increases in the general reserve driven by qualitative adjustments addressing economic uncertainty. Total ACL to total loans and leases held for investment, net before ACL was 1.51% and 1.21% of total loans and leases at December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately $37.1 million of the ACL was allocated to unguaranteed loans.

The following table presents an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Impact of Adopting CECL - PCD	(303)	353	120	(207)	—	—	$(37)
Impact of Adopting CECL - Non-credit-deteriorated	1,909	124	—	(279)	1	39	1,794
Impact of Adopting CECL - Originated	4,761	570	1,071	1,739	8	2,262	10,411
Total impact Day 1 CECL adoption	$6,367	$1,047	$1,191	$1,253	$9	$2,301	$12,168
Provision for PCD loans	(753)	(495)	(56)	(281)	(18)	—	(1,603)
Provision for acquired non-credit-deteriorated loans	(1,517)	321	1	(1,243)	(1)	(282)	(2,721)
Provision for originated loans	7,522	1,082	1,530	13,526	10	3,328	26,998
Total provision	$5,252	$908	$1,475	$12,002	$(9)	$3,046	$22,674
Charge-offs for PCD loans	(195)	(945)	(94)	(7)	(4)	—	(1,245)
Charge-offs for acquired non-credit deteriorated loans	(6)	(174)	—	(72)	—	(28)	(280)
Charge-offs for originated loans	(3,634)	(90)	—	(5,299)	(3)	(1,444)	(10,470)
Total charge-offs	$(3,835)	$(1,209)	$(94)	$(5,378)	$(7)	$(1,472)	$(11,995)
Recoveries for PCD loans	592	755	40	177	22	—	1,586
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	257	257
Recoveries for originated loans	768	11	—	705	—	738	2,222
Total recoveries	$1,360	$766	$40	$882	$22	$995	$4,065
Net charge-offs (recoveries)	(2,475)	(443)	(54)	(4,496)	15	(477)	(7,930)
PCD loans	1,151	674	13	46	2	0	1,886
Acquired non-credit-deteriorated loans	3,736	296	1	1,229	1	34	5,297
Originated loans	21,175	2,170	3,120	40,613	21	7,642	74,741
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Ending ACL balance
Loans individually evaluated for impairment	6,101	—	265	8,972	—	—	15,338
Loans collectively evaluated for impairment	19,960	3,140	2,869	32,917	24	7,676	66,586
Loans and leases ending balance
Loans individually evaluated for impairment	37,959	879	5,541	47,846	—	—	92,225
Loans collectively evaluated for impairment	1,871,529	489,083	433,448	2,009,228	1,759	523,986	5,329,033
Total loans at December 31, 2022, gross	$1,909,488	$489,962	$438,989	$2,057,074	$1,759	$523,986	$5,421,258
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	(0.01)%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.01)%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.06%	0.00%	0.00%	0.09%	0.00%	0.01%	0.16%
Loans ending balance as a percentage of total loans, gross

Loans individually evaluated for impairment	0.70%	0.02%	0.10%	0.88%	0.00%	0.00%	1.70%
Loans collectively evaluated for impairment	34.52%	9.01%	8.00%	37.06%	0.03%	9.67%	98.30%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial(1)	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2020	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Provision/(Recapture) for acquired impaired loans	(31)	573	(36)	(366)	2	—	142
Provision/(Recapture) for acquired non-impaired loans and leases	14	(83)	—	803	(2)	(149)	583
Provision/(Recapture) for originated loans	1,280	(1,153)	(468)	(656)	(6)	1,735	732
Total provision	$1,263	$(663)	$(504)	$(219)	$(6)	$1,586	$1,457
Charge-offs for acquired impaired loans	(2,112)	(59)	(326)	(1,043)	—	—	(3,540)
Charge-offs for acquired non-impaired loans and leases	(234)	—	—	(1,891)	—	(83)	(2,208)
Charge-offs for originated loans and leases	(2,352)	(65)	—	(6,081)	—	(1,418)	(9,916)
Total charge-offs	$(4,698)	$(124)	$(326)	$(9,015)	$—	$(1,501)	$(15,664)
Recoveries for acquired impaired loans	79	6	—	36	—	—	121
Recoveries for acquired non-impaired loans and leases	182	5	—	511	—	180	878
Recoveries for originated loans and leases	508	4	—	633	—	728	1,873
Total recoveries	$769	$15	$—	$1,180	$—	$908	$2,872
Less: Net charge-offs	3,929	109	326	7,835	—	593	12,792
Acquired impaired loans	1,810	1,006	3	364	2	—	3,185
Acquired non-impaired loans and leases	3,350	25	-	2,823	1	48	6,247
Originated loans and leases	11,758	597	519	29,942	6	2,758	45,580
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Ending ALLL balance
Acquired impaired loans	$1,810	$1,006	$3	$364	$2	$—	$3,185
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,538	—	—	14,500	—	—	21,038
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	8,570	622	519	18,265	7	2,806	30,789
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Loans and leases ending balance
Acquired impaired loans	$72,160	$49,401	$1,312	$4,014	$164	$—	$127,051
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	35,051	1,802	—	36,070	—	—	72,923
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,558,537	429,311	324,087	1,665,589	1,204	358,426	4,337,154
Total loans and leases at December 31, 2021, gross	$1,665,748	$480,514	$325,399	$1,705,673	$1,368	$358,426	$4,537,128
Ratio of net charge-offs to average loans and leases outstanding during the period
Acquired impaired loans	0.05%	0.00%	0.01%	0.02%	0.00%	0.00%	0.08%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.00%	0.03%
Originated loans and leases	0.04%	0.00%	0.00%	0.12%	0.00%	0.00%	0.16%
Total net charge-offs to average loans and leases	0.09%	0.00%	0.01%	0.17%	0.00%	0.00%	0.27%

Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.59%	1.09%	0.03%	0.09%	0.00%	0.00%	2.80%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.77%	0.04%	0.00%	0.80%	0.00%	0.00%	1.61%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.35%	9.46%	7.14%	36.71%	0.03%	7.90%	95.59%

(1) PPP loans are included in Commercial and Industrial loans and leases.

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2022 and 2021 totaled $36.0 million and $23.1 million, respectively. Non-performing assets consisted of $2.2 million and $3.3 million of U.S. government guaranteed balances at December 31, 2022 and 2021, respectively.

Total OREO increased from $2.1 million as of December 31, 2021 to $4.7 million at December 31, 2022. The $2.6 million increase in OREO resulted primarily from transfers into OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2022	December 31, 2021
Non-performing assets:
Non-accrual loans and leases(1)(2)(3)	$36,027	$23,130
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	36,027	23,130
Other real estate owned	4,717	2,112
Total non-performing assets	$40,744	$25,242
Accruing troubled debt restructured loans	$719	$1,927
Total non-performing loans and leases as a percentage of total loans and leases	0.66%	0.51%
Total non-accrual loans and leases as a percentage of total loans and leases	0.66%	0.51%
Total non-performing assets as a percentage of total assets	0.55%	0.38%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	227.40%	237.84%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	227.40%	237.84%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$2,225	$3,270
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$2,225	$3,270
Accruing troubled debt restructured loans guaranteed	$—	$—
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.62%	0.44%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.62%	0.44%
Total non-performing assets not guaranteed as a percentage of total assets	0.52%	0.33%
(1)
Includes $1.6 million and $1.5 million of non-accrual restructured loans at December 31, 2022 and 2021.
(2)
For the year ended December 31, 2022, $2.1 million in interest income would have been recorded had non-accrual loans been current.
(3)
For the year ended December 31, 2022, $102,000 in interest income would have been recorded had troubled debt restructurings included within non-accrual loans been current.

Prior to the implementation of ASC 326 on January 1, 2022, loans acquired with deteriorated credit quality in merger transactions were accounted for as purchased credit impaired ("PCI"). Subsequent to acquisition, PCI loans were not reported as non-performing loans based upon their individual performance status, so the loan categories of non-accrual, 90 days past due and still accruing, and impaired did not include any PCI loans.

Total non-accrual loans increased by $12.9 million between December 31, 2022 and 2021 primarily due to increases in non-accrual commercial real estate and commercial and industrial loans.

Total accruing loans past due decreased from $34.1 million at December 31, 2021 to $15.4 million at December 31, 2022, a decrease of $18.7 million, and can be primarily attributed to decreases in residential real estate and construction, land development, and other land loans. See Note 5 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

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

Total deposits at December 31, 2022 were $5.7 billion, representing an increase of $540.1 million, or 10.5%, compared to $5.2 billion at December 31, 2021. Non-interest-bearing deposits were $2.1 billion, or 37.6% of total deposits, at December 31, 2022, a decrease of $19.8 million, or 0.9%, compared to $2.2 billion at December 31, 2021, or 41.9% of total deposits. Core deposits were 92.7% and 91.9% of total deposits at December 31, 2022 and 2021, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,236,615	0.00%	$2,085,454	0.00%
Interest checking	593,903	0.60%	622,147	0.14%
Money market accounts	1,357,371	0.77%	1,073,970	0.12%
Savings	658,968	0.10%	610,953	0.05%
Time deposits (below $100,000)	315,172	0.85%	283,852	0.20%
Time deposits ($100,000 and above)	376,478	0.64%	439,122	0.34%
Total	$5,538,506	0.36%	$5,115,498	0.09%

Our average cost of deposits was 36 basis points during the year ended December 31, 2022 compared to nine basis points during the year ended December 31, 2021. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the interest rate environment.

There were $251.5 million of brokered deposits included in Time deposits of below $250,000 at December 31, 2022. There were no brokered deposits included in time deposits at December 31, 2021.

The following table shows time deposits by remaining maturity, and includes the uninsured portion related to such time deposits as of December 31, 2022 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$105,759	$29,414	$135,173	$17,414
Over three months through six months	207,246	21,251	228,497	6,251
Over six months through 12 months	405,411	96,664	502,074	46,163
Over 12 months	43,834	13,348	57,182	5,848
Total	$762,250	$160,677	$922,926	$75,676

Total estimated uninsured deposits were $1.6 billion as of December 31, 2022 and 2021.

Borrowed funds

At December 31, 2022, fixed-rate advances totaled $225.0 million, with interest rates ranging from 4.38% to 4.66% and maturities ranging from February 2022 to March 2023. Total variable rate advances were $400.0 million at December 31, 2022, with interest rates ranging from 4.23% to 4.33% that may reset daily, and mature in February 2023. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 3—Securities for additional discussion. subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by residential and multi-family real estate loans and securities. At December 31, 2022 and 2021, we had maximum borrowing capacity from the FHLB of $1.9 billion and $1.8 billion, respectively, subject to the availability of collateral. At December 31, 2022, we had outstanding FHLB advances of $625.0 million with maturities through March 2023.

We have the capacity to borrow funds from the discount window of the FRB. We did not utilize the discount window during 2022 and there were no borrowings outstanding under the FRB discount window line as of December 31, 2022. We pledge loans as collateral for any borrowings under the FRB discount window.

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

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—	$49,768
Maximum outstanding at any month-end period during the year	—	—	350,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	0.25%
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$436,618	$227,408	$208,787
Maximum outstanding at any month-end period during the year	735,000	490,000	499,000
Balance outstanding at end of period	625,000	490,000	234,000
Weighted average interest rate during period	2.07%	0.22%	1.04%
Weighted average interest rate at end of period	4.33%	0.27%	0.24%
Federal funds purchased:
Average balance outstanding	$630	$—	$—
Maximum outstanding at any month-end period during the year	45,000	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	2.32%	N/A	N/A
Weighted average interest rate at end of period	0.00%	N/A	N/A
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$—	$265,922	$232,819
Maximum outstanding at any month-end period during the year	—	439,066	449,889
Balance outstanding at end of period	—	—	371,907
Weighted average interest rate during period	0.00%	0.35%	0.35%
Weighted average interest rate at end of period	—	—	0.35%
Revolving Line of Credit:
Average balance outstanding	$—	$—	$41
Maximum outstanding at any month-end period during the year	—	—	1,550
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	73.81%
Weighted average interest rate at end of period(1)	N/A	N/A	N/A
(1)
We amended our existing revolving credit agreement with a correspondent lender in October 2022, which extended the maturity date to October, 2023. The amended revolving line of credit bears interest at either the SOFR Rate plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. See "Liquidity" below for further information regarding the revolving line of credit.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase were $15.4 million at December 31, 2022, compared to $29.7 million at December 31, 2021 a decrease of $14.3 million.

Liquidity

We manage liquidity based upon factors that include the amount of core deposits as a percentage of total deposits, the level of diversification of our funding sources, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets readily converted into cash without undue loss, the amount of cash and liquid securities we hold and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities, the ability to securitize and sell certain pools of assets and other factors.

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see “Consolidated Statements of Cash Flows” in our audited consolidated financial statements contained in Item 8 of this report.

As of December 31, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.5 billion and $804.6 million from the FRB. As of December 31, 2022, Byline Bank had open advances from the FHLB of $625.0 million and open letters of credit of $13.5 million, providing available aggregate borrowing capacity of $1.0 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million and $804.6 million available under the FRB discount window line at December 31, 2022.

As of December 31, 2021, Byline Bank had maximum borrowing capacity from the FHLB of $2.3 billion and $603.0 million from the FRB. As of December 31, 2020, Byline Bank had open advances from the FHLB of $490.0 million and open letters of credit of $19.7 million, providing available aggregate borrowing capacity of $715.4 million. In addition, Byline Bank had an uncommitted federal funds line available of $115.0 million and $625.4 million available under the FRB discount window line at December 31, 2021.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on October 6, 2023. The revolving line of credit bears interest at either SOFR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2022 and December 31, 2021, the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

At December 31, 2022, we had outstanding commitments to extend credit of $1.6 billion, primarily related to unused credit lines and $15.5 million of commitments under operating lease agreements. For additional information regarding future financial commitments, see Notes 9 and 16 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next 12 months.

Capital resources

Stockholders’ equity at December 31, 2022 was $765.8 million compared to $836.4 million at December 31, 2021, a decrease of $70.6 million, or 8.4%. The decrease was primarily driven by increases in accumulated other comprehensive loss reflecting increases in the unrealized losses in our available-for-sale securities portfolio.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the “leverage ratio”), as defined under these capital requirements. For further information, see Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements”, “Business—Supervision and Regulation—Prompt Corrective Action Framework” and Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

As of December 31, 2022, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since December 31, 2022 that management believes have changed Byline Bank’s classifications.

On December 10, 2020, the Company announced that its Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and on July 27, 2021, the Company's Board of Directors authorized an expansion of the stock repurchase program. Under the extended program, the Company was authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The program was effective until and expired on December 31, 2022.

On December 12, 2022, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The new program is effective from January 1, 2023 until December 31, 2023, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at December 31, 2022.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 11.50% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. See Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2022 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2022
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$550,000	$47,249	$—
Other interest rate swaps—pay fixed, receive floating	545,346	18,093	(17,817)
Other credit derivatives	6,678	—	—

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of December 31, 2022, we had a notional amount of $1.1 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2022 is presented below. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points	-200 basis points	-300 basis points
Year 1
Percentage change	20.0%	13.7%	6.9%	(5.1)%	(13.4)%	(22.8)%
Dollar amount	$394,141	$373,466	$350,860	$311,543	$284,510	$253,536
Year 2
Percentage change	25.4%	17.2%	8.5%	(7.0)%	(17.5)%	(29.1)%
Dollar amount	$455,076	$425,268	$393,847	$337,590	$299,406	$257,336

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 2.9% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 3.5% and 7.1% increases to net interest income, respectively, over the next 12 months.

The Bank's aggregate interest rate risk exposure is monitored and managed based on the economic outlook and under guidance of board-approved policy limits. The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted including the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 8. Financial Statements and Supplementary Data.

BYLINE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021, and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans and Leases – Adoption, Identifying Loans to be Individually Evaluated, Loan Risk Ratings, Reasonable and Supportable Forecasts and Qualitative Factors

As described in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13, Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (Topic 326), as of January 1, 2022, using the modified retrospective method of adoption. Topic 326 requires the measurement of the current expected credit losses (“CECL”) for financial assets, including the Company’s loan and lease portfolio, held at the reporting date. Accordingly, upon adoption the Company recorded a decrease to retained earnings of $10,097,000, net of taxes, as of January 1, 2022, for the cumulative effect of adopting Topic 326. As further discussed in Note 5, the Company’s allowance for credit losses for loans and leases was $81,924,000 as of December 31, 2022, and consists of both a historical credit loss experience component and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans and leases is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net carrying value at the amount expected to be collected on such loans and leases and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan and lease portfolio at both the date of adoption and the balance sheet date.

We identified management’s adoption of Topic 326, risk rating of loans, identifying loans to be individually evaluated, and the reasonable and supportable forecasts, including the estimate of qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history, and the selection of the methodology and economic variables and forecast scenarios utilized, as a critical audit matter. In estimating the allowance for credit losses on loans and leases, the Company utilizes relevant information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers loan-specific risk characteristics for each loan and lease segment, identifies loans to be individually evaluated, and estimates losses for each loan and lease cohort based upon their nature, historical experience, and risk profile. This process requires significant management judgment in the review of the loan and lease portfolio and identification of individually evaluated loans based upon the characteristics of loans and leases. In addition, estimation of the lifetime expected credit losses for loans and leases requires significant management judgment, particularly as it relates to forward-looking information through the use of qualitative risk factors and peer data applied over the forecasted life of the loans and leases. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation and operating effectiveness of controls relating to management’s adoption of Topic 326 and the calculation of the allowance for credit losses for loans and leases, including controls over the review of loans and leases and identification of individually evaluated loans, evaluation of the qualitative and forecast factors, model development and validation, selection and application of new accounting policies, and disclosures.
•
Evaluating the appropriateness of the Company’s assumptions and elections involved in the adoption of the CECL methodology, including the cohort methodology selected by the Company compared to other available methodologies as well as the economic variables selected based on the correlation to historical charge-offs, and the forecasting assumptions used in the reasonable and supportable forecast adjustment.
•
Evaluating the appropriateness of the Company’s loan and lease risk rating policy and testing a risk-based targeted selection of loans and leases to gain substantive evidence that the Company is appropriately classifying loans and identifying loans to be individually evaluated in accordance with its policies, and that the allowance for credit losses on those loans and leases is reasonable.
•
Evaluating the reasonableness and appropriateness of the estimated qualitative risk factor adjustments utilized by management in forming the loss estimate by comparing any qualitative adjustments to relevant external data, including historical trends.
•
Testing the mathematical accuracy and computation of the allowance for credit losses for loans and leases by re-performing or independently calculating significant elements of the allowance, including quantitative historical loss factors applied to the loan and lease segments based on risk ratings and utilizing relevant source documents, including the completeness and accuracy of the data used in the calculation.
•
Evaluating the accuracy and completeness of the Company’s disclosures in accordance with Topic 326.

/s/ Moss Adams LLP

Portland, Oregon

March 6, 2023

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2022 AND 2021

(dollars in thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$62,274	$35,247
Interest bearing deposits with other banks	117,079	122,684
Cash and cash equivalents	179,353	157,931
Equity and other securities, at fair value	7,989	10,578
Securities available-for-sale, at fair value	1,174,431	1,454,542
Securities held-to-maturity, at amortized cost ($2,672 and $3,992 fair value at December 31, 2022 and 2021, respectively)	2,705	3,885
Restricted stock, at cost	28,202	22,002
Loans held for sale	47,823	64,460
Loans and leases:
Loans and leases	5,421,258	4,537,128
Allowance for credit losses - loans and leases	(81,924)	(55,012)
Net loans and leases	5,339,334	4,482,116
Servicing assets, at fair value	19,172	23,744
Accrued interest receivable	29,815	18,875
Premises and equipment, net	56,798	62,548
Operating lease right-of-use asset	11,352	11,646
Assets held for sale	8,673	9,153
Other real estate owned, net	4,717	2,112
Goodwill	148,353	148,353
Other intangible assets, net	10,534	17,205
Bank-owned life insurance	82,093	80,039
Deferred tax assets, net	68,213	50,329
Due from counterparty	11,569	12,348
Other assets	131,815	64,306
Total assets	$7,362,941	$6,696,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$2,138,645	$2,158,420
Interest-bearing deposits:
Interest bearing checking, savings accounts, and money market accounts	2,633,549	2,316,916
Time deposits	922,927	679,711
Total deposits	5,695,121	5,155,047
Federal Home Loan Bank advances	625,000	490,000
Subordinated notes, net	73,691	73,517
Securities sold under agreements to repurchase	15,399	29,723
Junior subordinated debentures issued to capital trusts, net	37,338	36,906
Accrued interest payable	4,494	262
Operating lease liability	14,391	15,629
Accrued expenses and other liabilities	131,691	58,706
Total liabilities	6,597,125	5,859,790
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 24)
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized; 10,438 shares issued and outstanding at December 31, 2021	—	10,438
Common stock, voting $0.01 par value at December 31, 2022 and 2021; 150,000,000 shares authorized; 39,518,702 shares issued at December 31, 2022 and 39,203,747 issued at December 31, 2021	389	387
Additional paid-in capital	598,297	593,753
Retained earnings	335,794	271,676
Treasury stock at cost, 2,025,927 shares at December 31, 2022 and 1,489,844 shares at December 31, 2021	(51,114)	(31,570)
Accumulated other comprehensive loss, net of tax	(117,550)	(8,302)
Total stockholders’ equity	765,816	836,382
Total liabilities and stockholders’ equity	$7,362,941	$6,696,172

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(dollars in thousands, except per share data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$273,412	$222,993	$208,788
Interest on taxable securities	21,946	19,694	25,887
Interest on tax-exempt securities	3,444	3,907	2,981
Other interest and dividend income	2,757	2,332	1,574
Total interest and dividend income	301,559	248,926	239,230
INTEREST EXPENSE
Deposits	19,796	4,502	16,624
Other borrowings	9,322	1,663	3,318
Subordinated notes and debentures	7,111	6,374	4,310
Total interest expense	36,229	12,539	24,252
Net interest income	265,330	236,387	214,978
PROVISION FOR CREDIT LOSSES	23,879	973	56,677
Net interest income after provision for credit losses	241,451	235,414	158,301
NON-INTEREST INCOME
Fees and service charges on deposits	8,152	7,254	6,471
Loan servicing revenue	13,479	12,693	11,319
Loan servicing asset revaluation	(11,743)	(6,658)	(4,951)
ATM and interchange fees	4,437	4,476	4,165
Net gains on sales of securities available-for-sale	50	1,435	5,301
Change in fair value of equity securities, net	(603)	(62)	729
Net gains on sales of loans	31,899	46,274	33,349
Wealth management and trust income	3,807	3,069	2,680
Other non-interest income	7,836	5,772	2,997
Total non-interest income	57,314	74,253	62,060
NON-INTEREST EXPENSE
Salaries and employee benefits	118,051	101,222	89,756
Occupancy expense, net	13,197	16,553	19,402
Equipment expense	3,791	4,059	3,555
Impairment charge on assets held for sale	372	12,332	4,769
Loan and lease related expenses	1,707	5,957	5,955
Legal, audit, and other professional fees	10,357	10,198	8,138
Data processing	13,358	11,780	10,900
Net loss recognized on other real estate owned and other related expenses	708	1,078	1,819
Regulatory assessments	2,953	1,717	2,221
Other intangible assets amortization expense	6,671	7,073	7,624
Advertising and promotions	2,825	1,800	1,287
Telecommunications	918	1,155	1,728
Other non-interest expense	9,174	10,531	11,540
Total non-interest expense	184,082	185,455	168,694
INCOME BEFORE PROVISION FOR INCOME TAXES	114,683	124,212	51,667
PROVISION FOR INCOME TAXES	26,729	31,427	14,200
NET INCOME	87,954	92,785	37,467
Dividends on preferred shares	196	783	783
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$87,758	$92,002	$36,684
EARNINGS PER COMMON SHARE
Basic	$2.37	$2.45	$0.96
Diluted	$2.34	$2.40	$0.96

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(dollars in thousands)	2022	2021	2020
Net income	$87,954	$92,785	$37,467
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(191,922)	(39,290)	31,198
Reclassification adjustments for net gains included in net income	(50)	(1,435)	(5,301)
Tax effect	51,226	11,254	(7,211)
Net of tax	(140,746)	(29,471)	18,686
Cash flow hedges
Unrealized holding gains arising during the period	43,977	4,140	—
Reclassification adjustments for net (gains) losses included in net income	(1,022)	148	85
Tax effect	(11,457)	(1,166)	(24)
Net of tax	31,498	3,122	61
Total other comprehensive income (loss)	(109,248)	(26,349)	18,747
Comprehensive income (loss)	$(21,294)	$66,436	$56,214

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2020	10,438	$10,438	38,256,500	$379	$580,965	$159,033	$—	$(700)	$750,115
Net income	—	—	—	—	—	37,467	—	—	37,467
Other comprehensive income, net of tax	—	—	—	—	—	—	—	18,747	18,747
Issuance of common stock upon exercise of stock options	—	—	275,111	3	3,086	—	—	—	3,089
Restricted stock activity, net	—	—	168,150	1	(1)	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	36,779	1	536	—	—	—	537
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock ($0.12 per share)	—	—	—	—	—	(4,619)	—	—	(4,619)
Repurchases of common stock	—	—	(118,486)	—	—	—	(1,668)	—	(1,668)
Share-based compensation expense	—	—	—	—	2,579	—	—	—	2,579
Balance, December 31, 2020	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	92,785	—	—	92,785
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,349)	(26,349)
Issuance of common stock upon exercise of stock options	—	—	115,897	1	1,355	—	100	—	1,456
Restricted stock activity, net	—	—	258,458	1	(1)	—	(1,135)	—	(1,135)
Issuance of common stock in connection with employee stock purchase plan	—	—	53,202	1	1,216	—	—	—	1,217
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(11,424)	—	—	(11,424)
Repurchases of common stock	—	—	(1,331,708)	—	—	—	(28,867)	—	(28,867)
Share-based compensation expense	—	—	—	—	4,018	—	—	—	4,018
Balance, December 31, 2021	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	87,954	—	—	87,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(109,248)	(109,248)
Issuance of common stock upon exercise of stock options, net	—	—	224,640	—	(592)	—	(1,996)	—	(2,588)
Restricted stock activity, net	—	—	195,127	2	(197)	—	(1,400)	—	(1,595)
Issuance of common stock in connection with employee stock purchase plan	—	—	48,173	—	(1)	—	1,126		1,125
Cumulative-effect adjustment (ASU 2016-13)	—	—	—	—	—	(10,097)	—	—	(10,097)
Redemption of Series B Preferred Stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(13,543)	—	—	(13,543)
Repurchases of common stock	—	—	(689,068)	—	—	—	(17,274)	—	(17,274)
Share-based compensation expense	—	—	—	—	5,334	—	—	—	5,334
Balance, December 31, 2022	—	$—	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,954	$92,785	$37,467
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	23,879	973	56,677
Impairment loss on premises and equipment	—	2,227	—
Impairment loss on right-of-use asset	—	1,872	—
Impairment loss on assets held for sale	372	12,332	4,769
Depreciation and amortization of premises and equipment	4,288	5,991	6,483
Net amortization of securities	4,272	8,315	8,311
Net change in fair value of equity securities, net	603	62	(729)
Net gains on sales of securities available-for-sale	(50)	(1,435)	(5,301)
Net losses (gains) on sales and valuation adjustments of premises and equipment	297	(313)	2,952
Net gains on sales of loans	(31,899)	(46,274)	(33,349)
Originations of U.S. government guaranteed loans	(360,454)	(452,803)	(369,130)
Proceeds from U.S. government guaranteed loans sold	417,849	493,823	380,976
Accretion of premiums and discounts on acquired loans, net	(4,555)	(6,451)	(13,058)
Net change in servicing assets	4,572	(1,702)	(2,571)
Net losses on sales and valuation adjustments of other real estate owned	247	524	1,383
Net amortization of other acquisition accounting adjustments	6,671	6,999	7,548
Amortization of subordinated debt issuance cost	174	175	84
Accretion of junior subordinated debentures discount	432	455	505
Loss on redemption of junior subordinated debentures	—	—	112
Share-based compensation expense	5,334	4,018	2,579
Deferred tax benefit	25,564	(60)	(9,101)
Increase in cash surrender value of bank owned life insurance	(2,052)	(1,481)	(259)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(74,591)	(30,442)	3,908
Accrued interest payable and other liabilities	111,426	(15,164)	28,767
Net cash provided by operating activities	220,333	74,426	109,023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(104,083)	(645,461)	(977,827)
Proceeds from maturities and calls of securities available-for-sale	26,750	46,837	193,046
Proceeds from paydowns of securities available-for-sale	139,383	338,943	330,133
Proceeds from sales of securities available-for-sale	23,293	295,597	122,435
Proceeds from maturities and calls of securities held-to-maturity	1,170	500	—
Redemptions (purchases) of Federal Home Loan Bank stock, net	(6,200)	(11,495)	11,620
Proceeds from other loans sold	—	3,964	—
Net change in loans and leases	(900,334)	(207,769)	(565,695)
Purchases of premises and equipment	(3,633)	(2,236)	(3,915)
Proceeds from sales of premises and equipment	28	296	32
Proceeds from sales of assets held for sale	3,277	9,040	1,434
Proceeds from sales of other real estate owned	491	4,285	2,313
Investment in bank owned life insurance	—	(68,549)	—
Proceeds from bank owned life insurance death benefit	—	—	69
Net cash used in investing activities	(819,858)	(236,048)	(886,355)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(dollars in thousands)	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$540,074	$403,090	$604,530
Proceeds from short-term borrowings and line of credit	22,269,500	13,337,000	9,468,800
Repayments of short-term borrowings and line of credit	(22,134,500)	(13,081,000)	(9,724,800)
Proceeds from Paycheck Protection Program Liquidity Facility	—	196,679	449,889
Repayments of Paycheck Protection Program Liquidity Facility	—	(568,586)	(77,982)
Proceeds from subordinated notes	—	—	73,258
Repayment of junior subordinated debentures	—	—	(1,500)
Net decrease in securities sold under agreements to repurchase	(14,324)	(12,271)	(7,644)
Dividends paid on preferred stock	(196)	(783)	(783)
Dividends paid on common stock	(13,401)	(11,269)	(5,711)
Proceeds from issuance of common stock	1,506	2,140	3,626
Redemption of preferred stock	(10,438)	—	—
Repurchase of common stock	(17,274)	(28,867)	(1,668)
Net cash provided by financing activities	620,947	236,133	780,015
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,422	74,511	2,683
CASH AND CASH EQUIVALENTS, beginning of period	157,931	83,420	80,737
CASH AND CASH EQUIVALENTS, end of period	$179,353	$157,931	$83,420
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$31,181	$13,051	$25,853
Cash payments during the period for taxes	$28,652	$34,824	$14,441
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from equity securities to other assets	$2,236	$—	$—
Transfer of loans to other real estate owned	$3,343	$436	$150
Common dividend declared, not paid	$142	$155	$55

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the “Company,” “we,” “us,” “our”) is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the “Bank”). The Bank originates commercial, mortgage and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 37 Chicago metropolitan area and one Brookfield, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. The Bank also provides wealth management services. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System (the "FRB"), the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the FRB.

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

Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2022, 2021 and 2020.

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

Estimates that are particularly susceptible to significant changes in the near term relate to allowance for credit losses, valuation of servicing assets, fair value measurements for assets and liabilities, goodwill, other intangible assets, the valuation or recognition of deferred tax assets and liabilities, and the valuation of assets and liabilities acquired in business combinations and subsequent recognition of related income and expenses.

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

Banks are required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation which included lowering the reserve requirement to zero percent. As a result, at December 31, 2022 and 2021, there was no reserve balance required to be maintained at the FRB.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings.

Securities—Securities that are held principally for resale in the near term are classified as trading and recorded at fair value with changes in fair value included in earnings. The Company did not invest in securities classified as trading during 2022, 2021 and 2020. Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed. Accrued interest receivable is excluded from the estimate of expected credit losses.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. See Note 17—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Allowance for Credit Losses - Securities—Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses.

Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other‑than‑temporary impairment (“OTTI”) were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for securities in a loss position, the Company evaluates whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency. The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. There was no recorded allowance for credit losses on securities as of December 31, 2022. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. See Note 3—Securities for additional information.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2022, 2021 and 2020.

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

Originated loans—Originated loans are stated at the amount of unpaid principal outstanding, net of purchase premiums and discounts, and any deferred fees or costs. Net deferred fees, costs, discounts and premiums are recognized as yield adjustments over the contractual life of the loan. Interest on loans is calculated daily based on the principal amount outstanding. Additionally, once an acquired non-credit-deteriorated loan or PCD loan is performing and reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

Prior to the adoption of ASC 326, originated loans are classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan’s effective interest rate) or, for collateral dependent loans, at the fair value of the collateral less estimated selling costs. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, impairment is recognized and the carrying value of the loan is adjusted in the allowance for credit losses as a specific component provided or through a charge‑off of the impaired portion of the loan.

Accrual of interest on loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to make payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed through interest income and excluded from the estimate of credit losses Payments received during the time a loan is on non‑accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status or after the principal balance is paid in full. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured as evidenced by agreed upon performance for a period of not less than six months.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Direct finance leases—The Company engages in leasing for small‑ticket equipment, software, machinery and ancillary supplies and services to customers under leases that qualify as direct financing leases for financial reporting. Certain leases qualify as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values of the related equipment, are recorded as lease receivables when the lease is signed and funded and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the amount financed is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease based on the effective yield interest method. Residual value is the estimated fair value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s residual values are estimates for reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review of the residual value results in other‑than‑temporary impairment, the impairment is recognized in current period earnings. An upward adjustment of the estimated residual value is not recorded.

The policies for delinquency and non‑accrual for direct finance leases are materially consistent with those described for all classes of loan receivables. The Company defers and amortizes certain initial direct costs over the contractual term of the lease as an adjustment to the yield. The unamortized direct costs are recorded as a reduction of unearned lease income.

Purchased Credit Deteriorated ("PCD") Loans—The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non‑credit-deteriorated loans and leases—Acquired non‑credit-deteriorated loans and leases are accounted for under ASC Subtopic 310‑20, Receivables Nonrefundable Fees and Other Costs (“ASC 310‑20”). The difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value from non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

Allowance for credit losses—The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Cash flow models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to non-performing and a loss given default, based on net lifetime losses incurred. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (segment) basis when similar risk characteristics exist. Segments generally reflect underlying collateral categories as well taking into consideration the risk ratings and unguaranteed balance of small business loans. Management considers various economic scenarios in its forecast when evaluating economic indicators and weights the various scenarios to arrive at the forecast that most reflects management’s expectation of future conditions. After a one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for undiscounted selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities which represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans.

Results for the full year and period end December 31, 2022, are presented under the current expected credit losses ("CECL") methodology while prior period amounts continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and specific reserves based upon ASC Topic 310, Receivables. ASC for impairment, ASC 310 was applied to commercial and consumer loans that are individually assessed for impairment. Refer to Note 5—Allowance for Credit Losses, for further discussion.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Other real estate owned—Other real estate owned (“OREO”) includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for credit losses - loans and leases. After foreclosure or repossession, management periodically obtains new valuations, and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non‑interest expense. Any losses on the sales of other real estate owned properties are recognized immediately. OREO is recorded net of participating interests sold.

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

Based on an annual analysis completed as of November 30, 2022, 2021 and 2020, the Company did not recognize impairment losses during the years ended December 31, 2022, 2021, and 2020.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2022 and 2021, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2022 and 2021, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

Share‑based compensation—The Company accounts for share‑based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires compensation cost relating to share‑based compensation transactions be recognized in the Consolidated Statements of Operations, based generally upon the grant‑date fair value of the share‑based compensation granted by the Company. Share‑based awards may have service, market or performance conditions. Refer to Note 18—Share-Based Compensation for additional information.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Accounting Pronouncements Recently Issued

The following reflect recent accounting pronouncements that were adopted and are pending adoption by the Company. The Company qualified as an emerging growth company until December 31, 2022, at which point our status expired.

Adopted Accounting Pronouncements

Financial Instruments—Credit Losses (Topic 326)—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016‑13, Financial Instruments - Credit Losses (Topic 326) on the recognition of credit losses, otherwise known as the current expected credit loss model or "CECL", which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses. We elected to delay the adoption of the standard in accordance with ASU No. 2019-10, Effective Dates, which delayed the effective date of the ASU for entities not classified as Public Business Entities. The Company’s EGC status expired December 31, 2022, requiring CECL adoption be reflected in our December 31, 2022 financial statements and Form 10-K. For additional information on the new standard, see Note 1—Business and Summary of Significant Accounting Policies.

The Company adopted CECL on December 31, 2022, and has applied it retroactively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Adoption of CECL includes a $10.1 million retroactive equity adjustment to January 1, 2022. In accordance with the standard, management did not reassess whether purchased credit impaired assets met the criteria of PCD assets as of date of adoption. On January 1, 2022, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $3.1 million of the allowance for credit losses. The remaining noncredit discount will be accreted into interest income over the remaining life of the loans. The following table reflects the impact of CECL:

	January 1, 2022
(dollars in thousands)	Pre-CECL Adoption	Impact of CECL Adoption	As Reported under CECL
Balance Sheet:
ASSETS
Allowance for credit losses - loans and leases	$55,012	$12,168	$67,180
Deferred tax assets, net	50,329	3,679	54,008
LIABILITIES
Allowance for credit losses on unfunded commitments	$1,403	$1,595	$2,998
EQUITY
Retained earnings	$271,676	$(10,097)	$261,579

Included in the $12.2 million adjustment for allowance for credit losses is $3.1 million related to PCD loans. There was no allowance for credit losses recorded for any held-to-maturity debt securities upon adoption of CECL.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Accounting Pronouncements Recently Issued (continued)

Income Taxes (Topic 740)—On January1, 2022, the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing the following: the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; the exception to the requirement to or not to recognize a deferred tax liability for a foreign entity when it becomes an equity method investment or it becomes a subsidiary, respectively; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the ASU change current authoritative guidance by requiring the recognition of franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring an evaluation when a step up in the tax basis of goodwill should be considered part the of business combination; specifying that it is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Adoption of the provisions of ASU No. 2019-12 did not impact our financial result for the year ended December 31, 2022.

Staff Accounting Bulletin No. 121 (“SAB 121”) Accounting for Obligations to Safeguard Digital Assets- The SEC released SAB 121, which provides interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for its customers, either directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets of others, along with a corresponding safeguarding asset, both of which are measured at fair value. The corresponding asset should consider potential loss events when measuring its fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded with separate disclosure for each significant crypto asset, and the vulnerabilities the entity has due to any concentrations in such activities. Additionally, disclosure of how the fair value is determined, an entity’s accounting policy for safeguarding liabilities and corresponding safeguarding assets, and other information about risks and uncertainties arising from the entity’s safeguarding activities is required. As of December 31, 2022, the Company does not have a safeguarding obligation under SAB 121. The Company will continue to evaluate its digital-asset obligations and policies as it considers future programs.

Issued Accounting Pronouncements Pending Adoption

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2024. Banking regulators have provided guidance which prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At December 31, 2022, $731.2 million of loans, derivatives with a notional amount of $444.1 million, and securities available for sale with a fair value of $43.5 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures carrying value of $37.3 million were also tied to LIBOR.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Accounting Pronouncements Recently Issued (continued)

ASU 2022-02 - Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures (Topic 326) – This update eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. As of December 31, 2022, the Company has $2.3 million in TDRs that will need to be reevaluated under the new restructuring guidance. Management is also modifying its disclosure control process to capture gross charge-offs by year of origination. ASU 2022-02 is effective for organizations that have adopted ASU 2016-13 for the fiscal year beginning after December 15, 2022.

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses:

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$2	$(1,709)	$40,723
U.S. Government agencies	150,524	116	(20,276)	130,364
Obligations of states, municipalities, and political subdivisions	68,019	9	(6,152)	61,876
Residential mortgage-backed securities
Agency	707,157	—	(111,361)	595,796
Non-agency	130,654	—	(24,405)	106,249
Commercial mortgage-backed securities
Agency	191,172	—	(34,142)	157,030
Corporate securities	45,302	—	(3,866)	41,436
Asset-backed securities	43,085	—	(2,128)	40,957
Total	$1,378,343	$127	$(204,039)	$1,174,431

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$—	$(33)	$2,672
Total	$2,705	$—	$(33)	$2,672

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$18,447	$37	$(8)	$18,476
U.S. Government agencies	141,096	661	(2,367)	139,390
Obligations of states, municipalities, and political subdivisions	86,454	3,238	(56)	89,636
Residential mortgage-backed securities
Agency	756,549	2,122	(15,015)	743,656
Non-agency	146,499	4	(1,267)	145,236
Commercial mortgage-backed securities
Agency	214,417	2,795	(3,661)	213,551
Corporate securities	65,814	1,586	(54)	67,346
Asset-backed securities	37,206	49	(4)	37,251
Total	$1,466,482	$10,492	$(22,432)	$1,454,542

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Securities (continued)

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$3,885	$107	$—	$3,992
Total	$3,885	$107	$—	$3,992

The Company did not classify securities as trading during 2022 and 2021.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$21,720	$(1,078)	$9,339	$(631)	$31,059	$(1,709)
U.S. Government agencies	17	44,508	(4,782)	70,609	(15,494)	115,117	(20,276)
Obligations of states, municipalities and political subdivisions	58	50,216	(3,858)	7,185	(2,294)	57,401	(6,152)
Residential mortgage-backed securities
Agency	101	117,598	(11,045)	478,198	(100,316)	595,796	(111,361)
Non-agency	19	35,486	(7,569)	70,763	(16,836)	106,249	(24,405)
Commercial mortgage-backed securities
Agency	47	76,193	(11,840)	74,315	(22,302)	150,508	(34,142)
Corporate securities	24	37,130	(3,128)	4,306	(738)	41,436	(3,866)
Asset-backed securities	8	25,455	(503)	15,502	(1,625)	40,957	(2,128)
Total	280	$408,306	$(43,803)	$730,217	$(160,236)	$1,138,523	$(204,039)
Held to Maturity
Obligations of states, municipalities and political subdivisions	4	$2,672	$(33)	$—	$—	$2,672	$(33)
Total	4	$2,672	$(33)	$—	$—	$2,672	$(33)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Securities (continued)

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

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 280 securities available-for-sale with unrealized losses at December 31, 2022, compared to 104 at December 31, 2021. There were four securities held-to-maturity with unrealized losses at December 31, 2022 and none at December 31, 2021. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2022. The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2022, 2021, and 2020 are listed below:

	2022	2021	2020
Proceeds	$23,293	$203,791	$208,978
Gross gains	100	2,830	5,383
Gross losses	50	1,395	82

Securities posted and pledged as collateral at December 31, 2022 and 2021 had carrying amounts of $270.6 million and $332.3 million, respectively. At December 31, 2022 and 2021, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $223.5 million and $277.1 million, respectively, and for customer repurchase agreements of $23.8 million and $38.8 million, respectively. At December 31, 2022, and 2021 there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2022, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Securities (continued)

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,894	$2,860
Due from one to five years	113,172	105,703
Due from five to ten years	183,264	163,264
Due after ten years	50,030	43,529
Mortgage-backed securities	1,028,983	859,075
Total	$1,378,343	$1,174,431
Held-to-maturity
Due in one year or less	$1,547	$1,534
Due from one to five years	1,158	1,138
Total	$2,705	$2,672

Note 4—Loans and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2022 and 2021 were categorized as follows:

	2022	2021
Commercial real estate	$1,905,909	$1,663,256
Residential real estate	489,411	480,236
Construction, land development, and other land	440,016	327,143
Commercial and industrial	2,054,423	1,580,235
Paycheck Protection Program ("PPP")	790	127,184
Installment and other	1,709	1,322
Lease financing receivables	518,654	354,135
Total loans and leases	5,410,912	4,533,511
Net unamortized deferred fees and costs	5,014	(674)
Initial direct costs	5,332	4,291
Allowance for credit losses - loans and leases	(81,924)	(55,012)
Net loans and leases	$5,339,334	$4,482,116

	2022	2021
Lease financing receivables
Net minimum lease payments	$509,980	$352,948
Unguaranteed residual values	54,118	27,953
Unearned income	(45,444)	(26,766)
Total lease financing receivables	518,654	354,135
Initial direct costs	5,332	4,291
Lease financial receivables before allowance for credits losses - loans and leases	$523,986	$358,426

Total loans and leases consist of originated loans and leases, PCD loans, and acquired non-credit-deteriorated loans and leases. At December 31, 2022 and 2021, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $123.2 million and $231.2 million, respectively. At December 31, 2022 and 2021, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $26.7 million and $28.3 million, respectively, which are included in total loans and leases. At December 31, 2022 and 2021, installment and other loans included overdraft deposits of $467,000 and $445,000, respectively, which were reclassified as loans. At December 31, 2022 and 2021, loans and loans held for sale pledged as security for borrowings were $2.2 billion and $1.9 billion, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Loans and Lease Receivables (continued)

The minimum annual lease payments for lease financing receivables as of December 31, 2022 are summarized as follows:

Minimum Lease Payments
2023	$161,968
2024	142,387
2025	106,331
2026	67,784
2027	28,332
Thereafter	3,178
Total	$509,980

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-credit-deteriorated loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are loans acquired from a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2022 and 2021:

2022	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,712,152	$45,143	$152,193	$1,909,488
Residential real estate	426,226	32,228	31,508	489,962
Construction, land development, and other land	438,617	372	—	438,989
Commercial and industrial	2,029,855	2,192	24,266	2,056,313
Paycheck Protection Program	761	—	—	761
Installment and other	1,410	140	209	1,759
Lease financing receivables	521,689	—	2,297	523,986
Total loans and leases	$5,130,710	$80,075	$210,473	$5,421,258

2021	Originated	Acquired Impaired	Acquired Non- Impaired	Total
Commercial real estate	$1,379,000	$72,160	$214,588	$1,665,748
Residential real estate	379,796	49,401	51,317	480,514
Construction, land development, and other land	323,886	1,312	201	325,399
Commercial and industrial	1,534,745	4,014	43,202	1,581,961
Paycheck Protection Program	123,712	—	—	123,712
Installment and other	940	164	264	1,368
Lease financing receivables	352,247	—	6,179	358,426
Total loans and leases	$4,094,326	$127,051	$315,751	$4,537,128

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Loans and Lease Receivables (continued)

The unpaid principal balance and carrying amount of all PCD (formerly acquired impaired) loans are summarized below. The balances do not include an allowance for credit losses of $1.9 million and $3.2 million, at December 31, 2022 and 2021, respectively.

	2022		2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$85,089	$45,143	$113,257	$72,160
Residential real estate	76,270	32,228	95,056	49,401
Construction, land development, and other land	7,042	372	8,571	1,312
Commercial and industrial	3,902	2,192	10,201	4,014
Installment and other	807	140	858	164
Total purchased credit deteriorated loans	$173,110	$80,075	$227,943	$127,051

The following table summarizes the changes in accretable yield for acquired impaired loans for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance	$27,696	$40,009
Additions	—	—
Accretion to interest income	(13,487)	(19,184)
Reclassification from nonaccretable difference	4,386	6,871
Ending balance	$18,595	$27,696

The unpaid principal balance and carrying value for acquired non‑credit-deteriorated loans and leases at December 31, 2022 and 2021 were as follows:

	2022		2021
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$155,652	$152,193	$219,277	$214,588
Residential real estate	31,863	31,508	51,839	51,317
Construction, land development, and other land	63	—	265	201
Commercial and industrial	25,022	24,266	44,827	43,202
Installment and other	216	209	273	264
Lease financing receivables	2,302	2,297	6,199	6,179
Total acquired non-credit-deteriorated loans and leases	$215,118	$210,473	$322,680	$315,751

Note 5—Allowance for Credit Losses

The Company adopted CECL on December 31, 2022, and has applied it retroactively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Loans and leases considered for inclusion in the allowance for credit losses include acquired non-credit-deteriorated loans and leases, purchased credit deteriorated loans, and originated loans and leases.

The following tables summarize the balance and activity within the allowance for credit losses, the components of the allowance for credit losses in terms of loans and leases individually and collectively evaluated for expected credit losses, and corresponding loan and lease balances by type for the years ended December 31, 2022, 2021 and 2020. Results for the full year and period ended December 31, 2022, are presented under the CECL methodology while prior period amounts are reported in accordance with previously applicable accounting standards. Refer to Note 1—Summary of Significant Accounting Policies, for more detail on the Company’s policy on allowance for credit losses.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses
Beginning balance pre-CECL adoption	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Impact of CECL adoption	6,367	1,047	1,191	1,253	—	9	2,301	12,168
Provision/(recapture)	5,252	907	1,476	12,002	—	(9)	3,046	22,674
Charge-offs	(3,837)	(1,208)	(94)	(5,377)	—	(7)	(1,472)	(11,995)
Recoveries	1,361	766	39	882	—	22	995	4,065
Ending balance	$26,061	$3,140	$3,134	$41,889	$—	$24	$7,676	$81,924
Ending balance:
Individually evaluated for impairment	$6,101	$—	$265	$8,972	$—	$—	$—	$15,338
Collectively evaluated for impairment	19,960	3,140	2,869	32,917	—	24	7,676	66,586
Total allowance for credit losses - loans and leases	$26,061	$3,140	$3,134	$41,889	$—	$24	$7,676	$81,924

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$37,959	$879	$5,541	$47,846	$—	$—	$—	$92,225
Collectively evaluated for impairment	1,871,529	489,083	433,448	2,008,467	761	1,759	523,986	5,329,033
Total loans and leases	$1,909,488	$489,962	$438,989	$2,056,313	$761	$1,759	$523,986	$5,421,258

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$19,584	$2,400	$1,352	$41,183	$—	$15	$1,813	$66,347
Provision/(recapture)	1,263	(663)	(504)	(219)	—	(6)	1,586	1,457
Charge-offs	(4,698)	(124)	(326)	(9,015)	—	—	(1,501)	(15,664)
Recoveries	769	15	—	1,180	—	—	908	2,872
Ending balance	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012
Ending balance:
Individually evaluated for impairment	$6,538	$—	$—	$14,500	$—	$—	$—	$21,038
Collectively evaluated for impairment	8,570	622	519	18,265	—	7	2,806	30,789
Loans acquired with deteriorated credit quality	1,810	1,006	3	364	—	2	—	3,185
Total allowance for loan and lease losses	$16,918	$1,628	$522	$33,129	$—	$9	$2,806	$55,012

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$35,051	$1,802	$—	$36,070	$—	$—	$—	$72,923
Collectively evaluated for impairment	1,558,537	429,311	324,087	1,541,877	123,712	1,204	358,426	4,337,154
Loans acquired with deteriorated credit quality	72,160	49,401	1,312	4,014	-	164	—	127,051
Total loans and leases	$1,665,748	$480,514	$325,399	$1,581,961	$123,712	$1,368	$358,426	$4,537,128

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$7,965	$1,990	$610	$19,377	$50	$1,944	$31,936
Provision/(recapture)	17,759	548	1,390	35,498	(35)	789	55,949
Charge-offs	(6,407)	(274)	(701)	(14,182)	—	(1,783)	(23,347)
Recoveries	267	136	53	490	—	863	1,809
Ending balance	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Ending balance:
Individually evaluated for impairment	$5,034	$78	$—	$18,848	$—	$—	$23,960
Collectively evaluated for impairment	10,676	1,836	987	20,598	15	1,813	35,925
Loans acquired with deteriorated credit quality	3,874	486	365	1,737	—	—	6,462
Total allowance for loan and lease losses	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347

2020	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$46,169	$1,830	$—	$47,356	$—	$—	$-	$95,355
Collectively evaluated for impairment	1,267,017	491,601	226,620	1,311,366	517,815	1,803	227,141	4,043,363
Loans acquired with deteriorated credit quality	108,484	78,840	4,113	10,178	-	202	-	201,817
Total loans and leases	$1,421,670	$572,271	$230,733	$1,368,900	$517,815	$2,005	$227,141	$4,340,535

The Company increased the allowance for credit losses - loans and leases by $26.9 million for the year ended December 31, 2022, which included a $12.2 million cumulative effective adjustment as of January 1, 2022 for the impact of adopting CECL. The remaining increase in current expected credit losses reflects increased provisions related to loan and lease portfolio growth, qualitative adjustments, and increases in individually evaluated loans. Portfolio growth, summarized by loan category in the previous tables, indicates growth in commercial and industrial loans of $474.4 million for the year and a related $7.5 million increase in ACL (excluding the CECL adoption adjustment). The commercial real estate portfolio grew $243.7 million from prior year resulting in an increase of $2.8 million to ACL. An increase in qualitative adjustments was allocated to address economic uncertainty and to address the negative credit impact of increased interest rates based on portfolio classification. Additionally, the allocation of ACL to the individually evaluated portfolio increased $6.9 million during the year due to migration of classified loans from the collectively evaluated portfolio. For the year ended December 31, 2022, the provision for credit losses on PCD loans decreased $1.6 million, primarily related to a $47.0 million decrease in loans outstanding and $341,000 of net recoveries on PCD loans.

Comparisons between 2022 and 2021 balances are not presented because of the different classifications used for CECL adoption. The Company decreased the allowance by $11.3 million, and increased the allowance by $34.4 million for the years ended December 31, 2021 and 2020, respectively. For acquired impaired loans, the Company decreased the allowance by $3.3 million and increased the allowance by $3.7 million for the years ended December 31, 2021 and 2020, respectively.

For loans individually evaluated for impairment, the Company decreased the allowance by $2.9 million for the year ended December 31, 2021, and increased the allowance for credit losses by $13.3 million for the year ended December 31, 2020. For loans collectively evaluated for impairment, the Company decreased the allowance by $5.1 million, and increased it by $17.5 million for the years ended December 31, 2021 and 2020, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2021, and 2020, which excludes acquired impaired loans:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$17,233	$19,252	$—	$26,041	$1,262
Residential real estate	1,802	1,919	—	2,647	123
Commercial and industrial	16,624	19,148	—	16,808	923
With an allowance recorded
Commercial real estate	17,818	20,117	6,538	26,575	1,563
Residential real estate	-	-	-	164	2
Commercial and industrial	19,446	21,198	14,500	27,251	2,114
Total impaired loans	$72,923	$81,634	$21,038	$99,486	$5,987

2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate	$32,473	$34,792	$—	$23,938	$1,835
Residential real estate	1,558	1,644	—	1,627	59
Construction, land development, and other land	-	-	—	2,238	220
Commercial and industrial	17,944	19,917	—	16,359	989
With an allowance recorded
Commercial real estate	13,696	14,919	5,034	13,022	1,023
Residential real estate	272	274	78	413	21
Commercial and industrial	29,412	32,018	18,848	21,354	2,217
Total impaired loans	$95,355	$103,564	$23,960	$78,951	$6,364

For purposes of these tables, the unpaid principal balance represents the outstanding contractual balance. Impaired loans include loans that are individually evaluated for impairment as well as troubled debt restructurings for all loan categories. The sum of non‑accrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The Bank’s credit risk rating methodology assigns risk ratings from 1 to 10, where a higher rating represents higher risk. Risk ratings for all loans of $1.0 million or more are reviewed annually. The risk rating categories are described by the following groupings:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses calculation, as of December 31, 2022 and 2021.

	Term loans amortized cost by origination year						Revolving	Total
	2022	2021	2020	2019	2018	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$471,009	$510,529	$207,765	$111,792	$84,382	$324,271	$28,343	$1,738,091
Watch	6,422	12,723	20,583	11,004	17,269	44,462	—	112,463
Special Mention	—	—	121	1,075	1,232	10,075	—	12,503
Substandard	—	1,910	915	13,042	12,685	22,915	—	51,467
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524

Residential Real Estate
Pass	$68,752	$59,075	$41,768	$31,726	$48,432	$170,279	$49,622	$469,654
Watch	—	—	1,137	682	4,098	9,026	2,586	17,529
Special Mention	—	—	323	32	420	876	—	1,651
Substandard	—	—	234	381	296	2,185	660	3,756
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590

Construction, Land Development, & Land
Pass	$62,310	$203,672	$61,895	$27,189	$26,489	$38,186	$185	$419,926
Watch	—	—	—	4,409	—	3,064	—	7,473
Special Mention	—	—	1,845	—	4,199	—	—	6,044
Substandard	—	—	—	1,530	4,012	4	—	5,546
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989

Commercial & Industrial
Pass	$508,664	$305,056	$137,335	$72,486	$96,304	$113,965	$549,431	$1,783,241
Watch	16,657	20,856	15,857	32,282	19,362	9,809	47,119	161,942
Special Mention	—	13,056	697	1,162	2,958	7,831	22,320	48,024
Substandard	1,156	3,415	6,671	11,949	5,434	25,275	10,738	64,638
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845

Installment and Other
Pass	$332	$146	$65	$79	$15	$584	$429	$1,650
Watch	34	—	—	—	2	73	—	109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759

Lease Financing Receivables
Pass	$296,395	$148,588	$53,642	$14,478	$7,245	$934	$—	$521,282
Watch	93	1,560	26	—	—	—	—	1,679
Special Mention	—	—	290	182	250	23	—	745
Substandard	35	82	80	77	6		—	280
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986

Total Loans and Leases
Pass	$1,407,462	$1,227,066	$502,470	$257,750	$262,867	$648,219	$628,010	$4,933,844
Watch	23,206	35,139	37,603	48,377	40,731	66,434	49,705	301,195
Special Mention	—	13,056	3,276	2,451	9,059	18,805	22,320	68,967
Substandard	1,191	5,407	7,900	26,979	22,433	50,379	11,398	125,687
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693

1- Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total[1]
Pass	$1,397,228	$406,948	$286,434	$1,341,826	$123,712	$1,123	$354,380	$3,911,651
Watch	123,248	19,062	31,768	177,638	—	81	1,992	353,789
Special Mention	37,340	3,118	5,885	21,586	—	—	1,609	69,538
Substandard	35,772	1,985	—	36,897	—	—	348	75,002
Doubtful	—	—	—	—	—	—	97	97
Loss	—	—	—	—	—	—	—	—
Total	$1,593,588	$431,113	$324,087	$1,577,947	$123,712	$1,204	$358,426	$4,410,077

1- Prior to the adoption of CECL on January 1, 2022, acquired impaired loans were assessed for credit losses based on expected cash flows and were not reported in the risk rating categories. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as acquired impaired, as PCD loans are no longer recorded net of a credit-related acquisition adjustment

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)
The following tables summarize contractual delinquency information for loans and leases by category as of December 31, 2022 and 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans(1)
Commercial Real Estate
Current	$477,334	$525,048	$229,260	$132,067	$112,126	$387,349	$28,343	$1,891,527
30-59 Days Past Due	97	54	—	—	471	2,060	—	2,682
60-89 Days Past Due	—	—	—	—	—	1,016	—	1,016
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	60	124	4,846	2,971	11,298	—	19,299
Total Past Due	97	114	124	4,846	3,442	14,374	—	22,997
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524

Residential Real Estate
Current	$68,752	$59,075	$40,731	$32,440	$52,950	$180,128	$52,146	$486,222
30-59 Days Past Due	—	—	2,497	—	—	108	122	2,727
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	234	381	296	2,130	600	3,641
Total Past Due	—	—	2,731	381	296	2,238	722	6,368
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590

Construction, Land Development, & Land
Current	$62,310	$203,672	$63,740	$33,128	$34,700	$41,250	$185	$438,985
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	4	—	4
Total Past Due	—	—	—	—	—	4	—	4
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989

Commercial & Industrial
Current	$524,341	$339,915	$156,713	$113,350	$122,523	$153,039	$628,747	$2,038,628
30-59 Days Past Due	980	1,371	391	1,717	368	922	—	5,749
60-89 Days Past Due	—	8	80	87	—	472	—	647
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	1,156	1,089	3,376	2,725	1,167	2,447	861	12,821
Total Past Due	2,136	2,468	3,847	4,529	1,535	3,841	861	19,217
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845

Installment and Other
Current	$366	$146	$65	$79	$17	$657	$429	$1,759
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759

Lease Financing Receivables
Current	$294,948	$149,642	$53,680	$14,557	$7,411	$955	$—	$521,193
30-59 Days Past Due	1,461	467	295	104	77	2	—	2,406
60-89 Days Past Due	79	39	—	—	9	—	—	127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	35	82	63	76	4	—	—	260
Total Past Due	1,575	588	358	180	90	2	—	2,793
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986

Total Loans and Leases
Current	$1,428,051	$1,277,498	$544,189	$325,621	$329,727	$763,378	$709,850	$5,378,314
30-59 Days Past Due	2,538	1,892	3,183	1,821	916	3,092	122	13,564
60-89 Days Past Due	79	47	80	87	9	1,488	—	1,790
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	1,191	1,231	3,797	8,028	4,438	15,879	1,461	36,025
Total Past Due	3,808	3,170	7,060	9,936	5,363	20,459	1,583	51,379
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693

1 - Includes $8.4 million of non-accrual loans classified as loans held for sale.

Total non-accrual loans without an allowance included $10.8 million of commercial real estate loans, $4.3 million of commercial and industrial loans, and $2.6 million of residential real estate loans, as of December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days and Accruing	Non- accrual	Total Past Due	Current	Total[1]
Commercial real estate	$5,185	$2,361	$—	$12,751	$20,297	$1,573,291	$1,593,588
Residential real estate	14,282	852	—	1,450	16,584	414,529	431,113
Construction, land development, and other land	5,885	—	—	—	5,885	318,202	324,087
Commercial and industrial	2,479	1,097	—	8,600	12,176	1,565,771	1,577,947
Paycheck Protection Program	—	—	—	—	—	123,712	123,712
Installment and other	3	35	—	—	38	1,166	1,204
Lease financing receivables	1,661	251	—	329	2,241	356,185	358,426
Total	$29,495	$4,596	$—	$23,130	$57,221	$4,352,856	$4,410,077

1- Prior to the adoption of CECL on January 1, 2022, acquired impaired loans with an accretable yield were considered current and were not included in delinquency information loan totals. In addition, acquired impaired loans with an accretable yield were excluded from non-accrual loans. Subsequent to adoption, PCD loans, including those previously classified as acquired impaired, are included in past due and non-accrual loan totals. In addition, an allowance for credit losses is established as of the acquisition date or upon the adoption of CECL for loans previously classified as acquired impaired, as PCD loans are no longer recorded net of a credit-related acquisition adjustment.

Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for credit losses - loans and leases. The tables below present TDRs by loan category as of December 31, 2022, 2021, and 2020. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

2022	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Individually Evaluated
Accruing:
Commercial real estate	2	$551	$551	$—	$109
Commercial and industrial	1	24	24	—	34
Residential real estate	2	144	144	—	—
Total accruing	5	719	719	—	143
Non-accruing:
Commercial real estate	3	830	623	207	73
Commercial and industrial	6	2,017	982	1,035	38
Total non-accruing	9	2,847	1,605	1,242	111
Total troubled debt restructurings	14	$3,566	$2,324	$1,242	$254

2021	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	5	$1,703	$1,703	$—	$215
Commercial and industrial	1	56	56	—	131
Residential real estate	2	168	168	—	—
Total accruing	8	1,927	1,927	—	346
Non-accruing:
Commercial real estate	4	1,034	918	116	111
Commercial and industrial	3	1,745	588	1,157	—
Total non-accruing	7	2,779	1,506	1,273	111
Total troubled debt restructurings	15	$4,706	$3,433	$1,273	$457

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	8	$2,187	$2,187	$—	$104
Commercial and industrial	1	78	78	—	78
Residential real estate	3	230	230	—	—
Total accruing	12	2,495	2,495	—	182
Non-accruing:
Commercial real estate
Commercial and industrial	4	1,609	1,362	247	102
Residential real estate	14	4,420	4,288	132	3,157
Total non-accruing	18	6,029	5,650	379	3,259
Total troubled debt restructurings	30	$8,524	$8,145	$379	$3,441
The Company recognized $2.5 million of interest income on non-accrual loans and leases for the year ended December 31, 2022. There was no commitment outstanding on troubled debt restructurings at December 31, 2022, 2021 or 2020.

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Accruing:
Beginning balance	$1,927	$2,495	$1,771
Additions	—	281	818
Net payments	(1,208)	(636)	(1,598)
Net transfers (to) from non-accrual	—	(213)	1,504
Ending balance	719	1,927	2,495
Non-accruing:
Beginning balance	1,506	5,650	8,800
Additions	756	673	5,771
Net payments	(536)	(3,671)	(2,087)
Charge-offs	(121)	(1,359)	(5,330)
Net transfers (to) from accrual	—	213	(1,504)
Ending balance	1,605	1,506	5,650
Total troubled debt restructurings	$2,324	$3,433	$8,145

There were no troubled debt restructurings that subsequently defaulted within 12 months of the restructure date during the year ended December 31, 2022 or 2021. Troubled debt restructurings that subsequently defaulted within 12 months of the restructure date during the years ended December 31, 2020 had a recorded investment of $36,000.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of December 31, 2022:

	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,749	$28,210	$—	$—	$—	$—	$37,959
Residential real estate	—	—	—	237	422	220	—	879
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	26,034	26,034
Total	$5,541	$9,749	$28,210	$237	$422	$220	$26,034	$70,413

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Allowance for Credit Losses (continued)

The following table presents the change in balance for allowance for credit losses - unfunded commitments, which are included in the Consolidated Statement of Financial Condition as part of Accrued expenses and other liabilities, as of December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,403	$1,887	$1,159
Impact of CECL adoption	1,595	—	—
Provision/(recapture) for/of unfunded commitments	1,205	(484)	728
Ending balance	$4,203	$1,403	$1,887

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Beginning balance	$23,744	$22,042	$19,471
Additions, net	7,171	8,360	7,522
Changes in fair value	(11,743)	(6,658)	(4,951)
Ending balance	$19,172	$23,744	$22,042

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as December 31, 2022 and 2021:

	2022	2021
Loan portfolios serviced for:
SBA guaranteed loans	$1,521,014	$1,510,375
USDA guaranteed loans	211,150	183,026
Total	$1,732,164	$1,693,401

Loan servicing revenue totaled $13.5 million, $12.7 million, and $11.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $11.7 million, $6.7 million, and $5.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Changes in the fair value of the loan servicing asset are reported on the Consolidated Statement of Operations.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights.

Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the condition existing and the assumptions used as of a particular point in time, and those assumptions may change over time. In addition, as loan sale premium pricing in the secondary market decreases, the discount rate increases which leads to a lower servicing asset valuation. Refer to Note 17—Fair Value Measurement for further details.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Beginning balance	$2,112	$6,350	$9,896
Net additions to OREO	3,343	571	150
Proceeds from sales of OREO	(491)	(4,285)	(2,313)
Gains (losses) on sales of OREO	78	390	(39)
Valuation adjustments	(325)	(914)	(1,344)
Ending balance	$4,717	$2,112	$6,350

At December 31, 2022, the balance of real estate owned included $2.3 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2022, there was no recorded investment of consumer mortgage loans secured by residential real estate properties in foreclosure. At December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was million $2.5 million.

There were no internally financed sales of OREO for the year ended December 31, 2022 or 2021, respectively.

Note 8—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2022 and 2021 and were as follows:

	2022	2021
Premises	$41,340	$43,785
Furniture, fixtures and equipment	16,032	15,369
Leasehold improvements	5,331	5,843
Total cost	62,703	64,997
Less accumulated depreciation, amortization and impairment	(34,606)	(33,141)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	28,097	31,856
Construction in progress	57	355
Land	28,644	30,337
Premises and equipment, net	$56,798	$62,548

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2022, 2021 and 2020 was $4.3 million, $6.0 million and $6.5 million, respectively. Refer to Note 9—Leases for additional discussion related to operating lease commitments.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 8—Premises and Equipment and Assets Held for Sale (continued)

In 2020, 15 branches were closed and consolidated, and one piece of vacant land and two additional branches were transferred to assets held for sale and one former branch location was sold.

During 2021, two branches were removed from retail operations but remain open as lending offices. Additionally, one piece of vacant land, one piece of vacant land/vacant single-family residence and eight branches were transferred to assets held for sale. One piece of vacant land/vacant single-family residence and 10 former branch locations were sold.

During 2022, six branches were closed and consolidated, three branches were transferred to assets held for sales, and five former branch locations and one vacant property were sold.

During the year ended December 31, 2021, impairment losses of $2.2 million were recognized on premises and are reflected in other non-interest expense.

Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Beginning balance	$9,153	$13,023	$15,362
Transfers in	2,961	16,870	3,863
Proceeds from sales	(3,277)	(9,040)	(1,434)
Net gains on sales	208	632	1
Impairment loss	(372)	(12,332)	(4,769)
Ending balance	$8,673	$9,153	$13,023

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Leases

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

The Company uses its incremental borrowing rate at leases commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At December 31, 2022, the weighted average discount borrowing rate was 1.95% and the weighted average remaining life of operating leases was 6.2 years compared to 0.99% and 6.0 years for December 31, 2021.

During the year ended December 31, 2021, impairment losses of $1.9 million were recognized on operating lease right-of-use asset and are reflected in other non-interest expense.

The following table presents certain information related to the lease costs for operating leases included as a component of occupancy expense on the Consolidated Statement of Operations for the years ended December 31, 2022 and 2021:

	2022	2021
Operating lease cost	$2,760	$3,461
Short-term lease cost	214	160
Variable lease cost	1,585	1,819
Less: Sublease income	(572)	(653)
Total lease cost, net	$3,987	$4,787

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $4.1 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively. The Company recorded $3.0 million and $5.1 million of right-of-use lease assets in exchange for operating lease liabilities for the years ended December 31, 2022 and 2021, respectively.

The future minimum lease payments for finance leases and operating leases, subsequent to December 31, 2022, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2023	$3,436
2024	3,214
2025	2,875
2026	2,089
2027	976
Thereafter	2,888
Total	$15,478
Imputed interest	(1,087)
Present value of future minimum lease payments	$14,391

The Company’s rental expenses for the year ended December 31, 2022, 2021 and 2020 were $4.5 million $5.4 million, and $7.9 million, respectively. For the year ended December 31, 2022, 2021 and 2020, the Company received $572,000, $653,000, and $727,000, in sublease income. The total amount of minimum rentals to be received in the future on these subleases is approximately $1.2 million, and the leases have contractual lives extending through 2027. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2022. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469	$148,353	$29,111	$2,791
Amortization or accretion	—	(6,118)	(553)	—	(6,805)	(268)	—	(7,302)	(322)
Ending balance	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469
Accumulated amortization or accretion	N/A	$46,580	$1,568	N/A	$40,462	$1,015	N/A	$33,657	$747
Weighted average remaining amortization or accretion period	N/A	4.4 Years	6.2 Years	N/A	4.8 Years	8.3 Years	N/A	5.6 Years	9.3 Years

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2022:

Estimated Amortization
2023	$4,336
2024	2,286
2025	1,721
2026	1,157
2027	609
Thereafter	425
Total	$10,534

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Current tax expense (benefit):
Federal	$(3,774)	$21,605	$21,286
State and local	4,939	9,882	2,015
Total current tax expense	1,165	31,487	23,301
Deferred tax expense (benefit):
Federal	25,157	2,966	(10,713)
State and local	407	(3,026)	1,612
Total deferred tax expense (benefit)	25,564	(60)	(9,101)
Provision for income taxes	$26,729	$31,427	$14,200

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2022, 2021 and 2020, and the effective tax rate:

	2022	2021	2020
Calculated tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	4.8	5.4	7.3
Tax exempt income	(1.0)	(0.9)	(1.3)
Share-based compensation	(1.7)	(0.2)	0.3
Non-deductible expenses	0.2	—	0.2
Total income tax expense	23.3%	25.3%	27.5%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Net operating losses	$22,008	$22,338
Interest on non-accrual loans	2,610	2,651
Allowance for credit losses - loans and leases and loan basis	23,721	17,570
Servicing assets	3,511	2,970
Premises and equipment	4,671	1,837
Other real estate owned	356	329
Net unrealized holding loss on securities available-for-sale	54,465	3,239
Accrued expenses	5,375	4,816
Other	3,343	4,502
Total deferred tax assets	120,060	60,252
Deferred tax liabilities:
Equipment leasing	(32,872)	—
Core deposit intangibles	(2,814)	(4,668)
Trust preferred securities	(2,046)	(2,196)
Net unrealized holding gain on cash flow hedges	(12,506)	(1,049)
Other	(1,609)	(2,010)
Total deferred tax liabilities	(51,847)	(9,923)
Net deferred tax assets	$68,213	$50,329

The following were the gross carryforwards available to offset future taxable income as of December 31, 2022 and 2021:

	2022	2021
Federal gross NOL carryforwards - begin to expire in 2030	$8,316	$9,072
Federal gross NOL carryforwards - with no expiration	1,436	2,216
Illinois gross NLD carryforwards - begin to expire in 2031	265,961	266,061

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

During the second quarter of 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2021, 2022, and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2031 to December 31, 2038.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2019 and state income tax examinations for years before 2018.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2022 and 2021:

	2022	2021
Federal Home Loan Bank advances	$625,000	$490,000
Securities sold under agreements to repurchase	15,399	29,723
Line of credit	—	—
Total	$640,399	$519,723

Byline Bank has the capacity to borrow funds from the discount window of the FRB. As of December 31, 2022 and 2021, there were no outstanding advances under the FRB discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 4 – Loan and Lease Receivables for additional discussion.

At December 31, 2022, fixed-rate advances totaled $225.0 million, with interest rates ranging from 4.38% to 4.66% and maturities ranging from February 2022 to March 2023. Total variable rate advances were $400.0 million at December 31, 2022, with interest rates ranging from 4.23% to 4.33% that may reset daily, and mature in February 2023. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 3—Securities for additional discussion, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 3—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 6, 2023. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2022 and 2021, the line of credit had no outstanding balance.

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of December 31, 2022 and 2021:

	2022	2021
Federal Home Loan Bank line	$1,903,549	$1,883,349
Federal Reserve Bank of Chicago discount window line	804,578	602,962
Available federal funds lines	135,000	115,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Deposits

The following is a summary of the Company’s deposits as of December 31, 2022 and 2021:

	2022	2021
Non-interest-bearing demand deposits	$2,138,645	$2,158,420
Interest-bearing checking accounts	592,098	572,426
Money market demand accounts	1,415,653	1,106,272
Other savings	625,798	638,218
Time deposits (below $250,000)	762,250	532,589
Time deposits ($250,000 and above)	160,677	147,122
Total deposits	$5,695,121	$5,155,047

There were $251.5 million of brokered deposits included in Time deposits below $250,000 at December 31, 2022. There were no brokered deposits included in time deposits at December 31, 2021.

At December 31, 2022, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2023	$865,745
2024	30,380
2025	14,131
2026	7,260
2027 and thereafter	5,411
Total	$922,927

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

As of December 31, 2022 and 2021, the liability outstanding relating to the subordinated notes, net of unamortized debt issuance costs, was $73.7 million and $73.5 million, respectively. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the FRB to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

At December 31, 2022 and 2021, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount 2022	Aggregate Principal Amount 2021	Stated Maturity	Contractual Rate at December 31, 2022	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	7.53%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	6.55%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,662)	(8,094)
Total liability, at carrying value	$37,338	$36,906

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (7.53% and 3.01% at December 31, 2022 and 2021, respectively). Interest is payable quarterly. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $98,000 and $45,000 as of December 31, 2022 and 2021.

As part of our acquisition of First Evanston Bancorp, Inc. ("First Evanston") in 2018, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (6.55% and 1.98% at December 31, 2022 and 2021, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $30,000 and $9,000 as of December 31, 2022 and 2021.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15—Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the “Plan”) covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2022, 2021, and 2020. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $3.0 million, $2.6 million and, $2.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the “ESPP”) within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. On June 7, 2022, an additional 200,000 shares were reserved. The Company has issued 173,864 shares in connection with the ESPP, leaving 226,136 available at December 31, 2022. The Company recognized $169,000, $401,000, and $81,000, of compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 16—Commitments and Contingent Liabilities

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

Operating lease commitments—Refer to Note 9—Leases for additional information on operating lease commitments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2022 and 2021:

	2022			2021
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$258,049	$1,821,175	$2,079,224	$176,014	$1,578,405	$1,754,419
Letters of credit	536	61,328	61,864	599	58,543	59,142
Total	$258,585	$1,882,503	$2,141,088	$176,613	$1,636,948	$1,813,561

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16—Commitments and Contingent Liabilities (continued)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 11.50% and maturities up to 2048.

Note 17—Fair Value Measurement

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to assets and liabilities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e,. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2022 and 2021, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2022 and 2021:

		Fair Value Measurements Using
2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$40,723	$40,723	$—	$—
U.S. Government agencies	130,364	—	130,364	—
Obligations of states, municipalities, and political subdivisions	61,876	—	61,876
Mortgage-backed securities; residential
Agency	595,796	—	595,796	—
Non-Agency	106,249	—	106,249	—
Mortgage-backed securities; commercial
Agency	157,030	—	157,030	—
Corporate securities	41,436	—	41,436	—
Asset-backed securities	40,957	—	40,957	—
Equity and other securities, at fair value
Mutual funds	2,518	2,518	—	—
Equity securities	5,471	—	4,805	666
Servicing assets	19,172	—	—	19,172
Derivative assets	65,342	—	65,342	—
Financial liabilities
Derivative liabilities	17,817	—	17,817	—

		Fair Value Measurements Using
2021	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$18,476	$18,476	$—	$—
U.S. Government agencies	139,390	—	139,390	—
Obligations of states, municipalities, and political subdivisions	89,636	—	89,636	—
Mortgage-backed securities; residential
Agency	743,656	—	743,656	—
Non-Agency	145,236	—	145,236	—
Mortgage-backed securities; commercial
Agency	213,551	—	213,551	—
Corporate securities	67,346		67,346	—
Asset-backed securities	37,251	—	37,251	—
Equity and other securities, at fair value
Mutual funds	4,880	2,983
Equity securities	5,698	—	5,012	686
Servicing assets	23,744	—	—	23,744
Derivative assets	13,375	—	13,375	—
Financial liabilities
Derivative liabilities	9,665	—	9,665	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

The Company has originated, and acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single‑issuer trust preferred securities which are categorized as Level 3 of the fair value hierarchy. These securities are classified as equity securities consistent with accounting guidance.

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended December 31,
	2022	2021	2022	2021
	Investment Securities		Servicing Assets
Balance, beginning of period	$686	$685	$23,744	$22,042
Additions, net	—	—	7,171	8,360
Change in fair value	(20)	1	(11,743)	(6,658)
Balance, end of period	$666	$686	$19,172	$23,744

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2022:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	6.4%—6.8%	6.6%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.6%—34.4%	13.8%	Decrease
		Discount rate	9.8%—62.0%	17.4%	Decrease
		Expected weighted average loan life	0.0—9.8 years	4.0 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Individually Evaluated Loans—The Company individually evaluates loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR. Specific allowance for credit losses is measured based on a discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Valuations of individually assessed loans that are collateral dependent are supported by third party appraisals in accordance with the Bank’s credit policy. Accordingly, individually evaluated loans are classified as Level 3.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of December 31, 2022 and 2021:

		Fair Value Measurements Using
2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$37,959	$—	$—	$37,959
Residential real estate	879	—	—	879
Construction, land development, and other land	5,541	—	—	5,541
Commercial and industrial	47,846	—	—	47,846
Assets held for sale	8,673	—	—	8,673
Other real estate owned	4,717	—	—	4,717

		Fair Value Measurements Using
2021	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Impaired loans
(excluding acquired impaired loans)
Commercial real estate	$28,513	$—	$—	$28,513
Residential real estate	1,802	—	—	1,802
Commercial and industrial	21,570	—	—	21,570
Assets held for sale	9,153	—	—	9,153
Other real estate owned	2,112	—	—	2,112

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

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2022 and 2021 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Note 17—Fair Value Measurement (continued)

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

	Fair Value	2022		2021
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$62,274	$62,274	$35,247	$35,247
Interest bearing deposits with other banks	2	117,079	117,079	122,684	122,684
Securities held-to-maturity	2	2,705	2,672	3,885	3,992
Other restricted stock	2	28,202	28,202	22,002	22,002
Loans held for sale	3	47,823	40,657	64,460	69,081
Loans and lease receivables, net (less individually evaluated loans at fair value $92,225 and $72,923, as of December 31, 2022 and 2021, respectively )	3	5,262,447	5,259,991	4,430,231	4,428,509
Accrued interest receivable	3	29,815	29,815	18,875	18,875
Financial liabilities
Non-interest-bearing deposits	2	2,138,645	2,138,645	2,158,420	2,158,420
Interest-bearing deposits	2	3,556,476	3,554,318	2,996,627	2,997,026
Accrued interest payable	2	4,494	4,494	262	262
Federal Home Loan Bank advances	2	625,000	625,000	490,000	490,000
Securities sold under repurchase agreement	2	15,399	15,399	29,723	29,723
Subordinated notes	2	73,691	70,925	73,517	81,744
Junior subordinated debentures	3	37,338	40,131	36,906	40,901

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2022, there were 416,065 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period, measured against a peer group consisting of publicly-traded bank holding companies. The value associated with the grant of restricted stock awards is determined by multiplying the fair market value of the Company's common stock on the grant date by the number of shares awarded.

During 2022, the Company granted 298,452 shares of restricted common stock, par value $0.01 per share. Of this total, 166,290 restricted shares will vest ratably over four years on each anniversary of the grant date, 73,018 restricted shares will vest ratably over three years on each anniversary of the grant date, 12,661 restricted shares will cliff vest on the third anniversary of the grant date, 2,776 restricted shares will vest in one year, 1,219 restricted shares vested immediately, and 42,488 performance-based restricted shares were granted during 2022. The number of performance-based shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2024, measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in all restricted shares for the year ended December 31, 2022:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2022	542,520	$19.04
Granted	298,452	26.90
Incremental performance shares vested	1,074
Vested	(234,603)	19.10
Forfeited	(26,106)	21.82
Ending balance outstanding at December 31, 2022	581,337	22.93

A total of 234,603, 148,577 and 113,264 restricted shares vested during the years ended December 31, 2022, 2021, and 2020 respectively. The fair value of restricted shares that vested during the years ended December 31, 2022, 2021 and 2020 were $5.9 million, $3.4 million and $1.4 million, respectively.

The Company recognizes share-based compensation for both time and performance-based awards on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations.

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2022	2021	2020
Total share-based compensation - restricted stock	$5,334	$4,018	$2,603
Income tax benefit	1,474	1,108	725
Unrecognized compensation expense - restricted stock	9,151	6,991	4,998
Weighted-average amortization period remaining	2.3 years	2.2 years	2.2 years

The fair value of the unvested restricted stock awards at December 31, 2022 was $13.4 million.

During February 2023, the Company granted 273,152 shares of restricted common stock, par value $0.01 per share. Of this total, 201,569 restricted shares will vest ratably over three years on each anniversary of the grant date and 20,201 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment.

In addition, 51,382 performance-based restricted shares were included in the February 2023 grant. The number of shares which may be earned under the award is dependent upon the Company’s total shareholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2025, measured against the KBW Regional Bank Index. Results will be measured at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 768,564 shares remain outstanding under the BYB Plan as of December 31, 2022.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at December 31, 2022.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2022:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	1,337,048	$11.26	$21,519	3.5
Expired	—
Exercised	(568,484)	$11.18	$8,324
Forfeited	—
Ending balance outstanding at December 31, 2022	768,564	$11.31	$8,960	2.5
Exercisable at December 31, 2022	768,564	$11.31	$8,960	2.5

A total of 568,484, 53,531, and 19,496 stock options were exercised during the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from the exercise of stock options were $470,000, $751,000 and $253,000 with a related tax benefit of $2.3 million, $121,000 and $39,000, for the years ended December 31, 2022, 2021 and 2020, respectively. No stock options vested during the year ended December 31, 2022.

The Company recognizes share-based compensation based on the estimated fair value of the option at the grant date. Forfeitures are estimated based upon industry standards. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The following table summarizes stock option compensation expense for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Total share-based compensation (benefit) - stock options	$—	$—	$7
Income tax benefit (expense)	—	—	2
Unrecognized compensation expense - stock options	—	—	—
Weighted-average amortization period remaining	0.0 years	0.0 years	0.0 years

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2022:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2022	170,697	$11.60	$2,688	3.4
Exercised	(7,559)	$10.59	$91
Forfeited	—
Expired	(850)	$10.59
Ending balance outstanding at December 31, 2022	162,288	$11.66	$1,836	2.5
Exercisable at December 31, 2022	162,288	$11.66	$1,836	2.5

A total of 7,559, 62,366, and 255,615 stock options were exercised during the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from the exercise of stock options were $80,000, $705,000 and $2.8 million with a related tax benefit of $25,000, $153,000 and $219,000, for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 19—Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2022 and 2021, there were no material loans made to the related parties as described.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2022 and 2021.

Other—As of December 31, 2022 and 2021, there were no receivables outstanding from related parties.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered to be well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$900,806	13.00%	$554,436	8.00%	N/A	N/A
Bank	852,047	12.34%	552,507	8.00%	690,633	10.00%
Tier 1 capital to risk weighted assets:
Company	$751,887	10.85%	$415,827	6.00%	N/A	N/A
Bank	778,128	11.27%	414,380	6.00%	552,507	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$706,887	10.20%	$311,870	4.50%	N/A	N/A
Bank	778,128	11.27%	310,785	4.50%	448,912	6.50%
Tier 1 capital to average assets:
Company	$751,887	10.29%	$292,258	4.00%	N/A	N/A
Bank	778,128	10.67%	291,741	4.00%	364,676	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$830,262	14.70%	$451,903	8.00%	N/A	N/A
Bank	753,480	13.38%	450,470	8.00%	563,087	10.00%
Tier 1 capital to risk weighted assets:
Company	$698,846	12.37%	$338,927	6.00%	N/A	N/A
Bank	697,064	12.38%	337,852	6.00%	450,470	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$643,408	11.39%	$254,195	4.50%	N/A	N/A
Bank	697,064	12.38%	253,389	4.50%	366,007	6.50%
Tier 1 capital to average assets:
Company	$698,846	10.89%	$256,657	4.00%	N/A	N/A
Bank	697,064	10.87%	256,478	4.00%	320,597	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2022 reflect 25% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement at 5.70% and 6.77%, respectively, as of December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For each of the years ended December 31, 2022 and 2021, the Company received $24.0 million, in cash dividends from Byline Bank, primarily used to pay interest on the subordinated notes, subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s common and preferred stock, and other corporate expenses.

Note 21—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021:

	2022			2021
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$47,249	$—	$400,000	$4,140	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	545,346	18,093	(17,817)	439,876	9,235	(9,660)
Other credit derivatives	6,678	—	—	7,571	—	(5)
Total derivatives	$1,102,024	$65,342	$(17,817)	$847,447	$13,375	$(9,665)

Interest rate swaps designated as cash flow hedges— Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $550.0 million and $400.0 million as of December 31, 2022 and 2021, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of December 31, 2022, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of of six forward starting pay fixed interest rate swaps totaling $400.0 million; two totaling $200.0 million are effective in March 2023; two totaling $100.0 million are effective in May 2023; one for $50.0 million is effective in June 2023; and one for $50.0 million is effective in September 2023. There are two hedges totaling $150.0 million that were already effective as of December 31, 2022.

Included in other comprehensive income is the remaining balance related to previously terminated interest rate swaps designated as cash flow hedges of $15,000 as of December 31, 2022 and $199,000 as of December 31, 2021. These are amortized over the original life of the cash flow hedge. Interest recorded on interest rate swaps was income of $1.0 million and expense of $148,000 during the years ended December 31, 2022 and 2021, respectively, and is reported as component of interest expense on deposits and other borrowings. At December 31, 2022, the Company estimates $15.2 million of the unrealized gain to be reclassified as an decrease to interest expense during the next 12 months.

The following table reflects the cash flow hedges as of December 31, 2022:

Notional amounts	$550,000
Derivative assets fair value	47,249
Derivative liabilities fair value	—
Weighted average maturity	4.2 years

The weighted average pay rates of the forward swaps are 1.33% and weighted average receive rates will be determined at the time the forward swaps become effective. The weighted average receive rates for the two effective hedges of $150.0 million are 4.12% as of December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2022 and 2021:

	2022			2021
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$43,977	$1,022	$—	$4,140	$(148)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $545.3 million as of December 31, 2022, with maturities ranging from January 2023 to July 2032. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2022, 2021, and 2020, there were $2.0 million, $912,000, and $839,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of December 31, 2022:

Notional amounts	$545,346
Derivative assets fair value	18,093
Derivative liabilities fair value	17,817
Weighted average pay rates	4.14%
Weighted average receive rates	5.88%
Weighted average maturity	5.4 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other credit derivatives is managed through the Company’s loan underwriting process. The total notional amount was $6.7 million and $7.6 million as of December 31, 2022 and 2021, respectively. The fair value of the other credit derivatives are reflected in other liabilities with corresponding gains or losses reflected in non-interest income.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Other interest rate derivatives	$702	$541	$(420)
Other credit derivatives	5	12	(5)
Total	$707	$553	$(425)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2022 and 2021:

	2022		2021
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$65,342	$(17,817)	$13,375	$(9,665)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$65,342	$(17,817)	$13,375	$(9,665)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(43)	43	(3,253)	3,253
Collateral posted/(received)	(64,370)	—	(10,122)	6,412
Net credit exposure	$929	$(17,774)	$—	$—

As of December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.8 million. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $43,000. For purposes of this disclosure, the amount of posted collateral by the Company and by counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 22—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2022	2021
ASSETS
Cash	$25,275	$57,614
Investment in banking subsidiary	835,538	877,900
Equity securities, at fair value	—	1,986
Other assets	16,924	10,039
Total assets	$877,737	$947,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$—	$—
Subordinated notes, net	73,691	73,517
Junior subordinated debentures issued to capital trusts, net	37,338	36,906
Accrued expenses and other liabilities	892	734
Stockholders' equity	765,816	836,382
Total liabilities and stockholders' equity	$877,737	$947,539

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2022	2021	2020
INCOME
Dividends from subsidiary	$24,000	$24,000	$7,500
Other interest and dividend income	(139)	—	—
Change in fair value of equity securities, net	—	110	—
Other noninterest income	5	—	(112)
Total income	23,866	24,110	7,388
EXPENSES
Interest expense	7,149	6,412	4,341
Other noninterest expense	3,045	1,814	1,453
Total expenses	10,194	8,226	5,794
Income before provision for income taxes and equity in undistributed income of subsidiary	13,672	15,884	1,594
Benefit for income taxes	(2,633)	(2,022)	(1,645)
Income before equity in undistributed income of subsidiary	16,305	17,906	3,239
Equity in undistributed income of subsidiary	71,649	74,879	34,228
Net income	$87,954	$92,785	$37,467

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,954	$92,785	$37,467
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(71,649)	(74,879)	(34,228)
Share-based compensation expense	5,334	4,018	2,579
Change in fair value of equity securities, net	—	(110)	—
Amortization of subordinated debt issuance cost	174	175	84
Loss on redemption of junior subordinated debentures	—	—	112
Accretion of junior subordinated debentures discount	432	455	505
Changes in other assets and other liabilities	(14,531)	(6,974)	(4,312)
Net cash provided by operating activities	7,714	15,470	2,207
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(250)	(1,876)	—
Net cash paid in acquisition of business	—	—	—
Net cash used in investing activities	(250)	(1,876)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	—	15,000
Repayments of revolving line of credit	—	—	(15,000)
Repayments of junior subordinated debentures	—	—	(1,500)
Dividends paid on preferred stock	(196)	(783)	(783)
Dividends paid on common stock	(13,401)	(11,269)	(5,711)
Proceeds from subordinated notes	—	—	73,258
Proceeds from issuance of common stock, net	1,506	2,140	3,626
Repurchase of preferred stock	(10,438)	—	—
Repurchase of common stock	(17,274)	(28,867)	(1,668)
Net cash provided by (used in) financing activities	(39,803)	(38,779)	67,222
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,339)	(25,185)	69,429
CASH AND CASH EQUIVALENTS, beginning of period	57,614	82,799	13,370
CASH AND CASH EQUIVALENTS, end of period	$25,275	$57,614	$82,799

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 930,852, 1,507,745, and 1,624,209 shares of common stock were outstanding as of December 31, 2022, 2021, and 2020, respectively. There were 581,337, 542,520, and 383,539 restricted stock awards outstanding at December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, there were no stock options outstanding excluded from the calculation of diluted earnings per common share for anti-dilutive purposes. At December 31, 2020, there were 50,000 stock options outstanding which were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. There were no non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as of December 31, 2022, 2021 or 2020.

	Years ended December 31,
	2022	2021	2020
Net income	$87,954	$92,785	$37,467
Less: Dividends on preferred shares	196	783	783
Net income available to common stockholders	$87,758	$92,002	$36,684
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	36,972,972	37,609,723	38,031,250
Incremental shares	503,148	759,344	281,358
Weighted-average common stock outstanding (dilutive)	37,476,120	38,369,067	38,312,608
Basic earnings per common share	$2.37	$2.45	$0.96
Diluted earnings per common share	$2.34	$2.40	$0.96

Note 24—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2022 and 2021 is as follows:

	2022	2021
Preferred stock
Par value per share	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	10,438
Shares outstanding	—	10,438
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,518,702	39,203,747
Shares outstanding	37,492,775	37,713,903
Treasury shares	2,025,927	1,489,844

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

For the years ended December 31, 2022, and 2021 the Company declared and paid dividends on the Series B Preferred Stock of $196,000 and $783,000, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Stockholders’ Equity (continued)

Total cash dividends declared and paid on the Company’s common stock during the years ended December 31, 2022, 2021 and 2020 were: $13.5 million, or $0.36 per share, $11.4 million, or $0.30 per share, and $4.6 million, or $0.12 per share, respectively.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and on July 27, 2021, the Company's Board of Directors authorized an expansion of the stock repurchase program. Under the extended program, the Company was authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock.

The Company purchased 689,068 shares at a cost of $17.3 million under the stock repurchase program during the year ended December 31, 2022. The Company purchased 1,331,708 shares at a cost of $28.9 million under this program during the year ended December 31, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be in effect from January 1, 2023 until December 31, 2023 unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 3.3% of the Company’s outstanding common stock at December 31, 2022.

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

On January 24, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on February 21, 2023, to stockholders of record of the Company’s common stock as of February 7, 2023.

Note 25—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(366)	$(334)	$(700)
Other comprehensive income, net of tax	61	18,686	18,747
Balance, December 31, 2020	(305)	18,352	18,047
Other comprehensive income (loss), net of tax	3,122	(29,471)	(26,349)
Balance, December 31, 2021	2,817	(11,119)	(8,302)
Other comprehensive income (loss), net of tax	31,498	(140,746)	(109,248)
Balance, December 31, 2022	$34,315	$(151,865)	$(117,550)

Note 26—Selected Quarterly Financial Data (unaudited)

On December 31, 2022, the Company adopted CECL and applied it retrospectively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Adoption of CECL includes both a $10.1 million retroactive equity adjustment to January 1, 2022 (Day 1) and a $1.7 million fourth quarter adjustment to earnings (net of tax) to account for the difference in provision for credit losses between CECL and the incurred loss methodology for the first three quarters of 2022. Results for reporting periods beginning after September 30, 2022 are presented under the new standard, while prior quarters previously reported are recast as if the new standard had been applied since January 1, 2022. The following table presents select financial data for the first three quarters of 2022 as reported and recast, and for the fourth quarter 2022 as reported.

	For the year ended December 31, 2022
	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	As Reported	Adjustment	Recast	As Reported	Adjustment	Recast	As Reported	Adjustment	Recast	As Reported
Interest and dividend income	$61,818	$(405)	$61,413	$66,546	$133	$66,679	$79,903	$(240)	$79,663	$93,804
Interest expense	3,082	—	3,082	4,919	—	4,919	11,028	—	11,028	17,200
Net interest income	58,736	(405)	58,331	61,627	133	61,760	68,875	(240)	68,635	76,604
Provision/(recapture) for credit losses	4,995	1,564	6,559	5,908	(1,622)	4,286	4,176	3,032	7,208	5,826
Net interest income after provision/(recapture) for credit losses	53,741	(1,969)	51,772	55,719	1,755	57,474	64,699	(3,272)	61,427	70,778
Non-interest income	19,426	117	19,543	14,161	112	14,273	11,992	51	12,043	11,455
Non-interest expense	44,555	(599)	43,956	43,773	(188)	43,585	46,178	(137)	46,041	50,500
Income before provision for income taxes	28,612	(1,253)	27,359	26,107	2,055	28,162	30,513	(3,084)	27,429	31,733
Provision for income taxes	6,301	(340)	5,961	5,824	558	6,382	7,857	(837)	7,020	7,366
Net income	22,311	(913)	21,398	20,283	1,497	21,780	22,656	(2,247)	20,409	24,367
Dividends on preferred shares	196	—	196	—	—	—	—	—	—	—
Income available to common stockholders	$22,115	$(913)	$21,202	$20,283	$1,497	$21,780	$22,656	$(2,247)	$20,409	$24,367
Basic earnings per common share	$0.60	$(0.03)	$0.57	$0.55	$0.04	$0.59	$0.61	$(0.06)	$0.55	$0.66
Diluted earnings per common share	$0.58	$(0.02)	$0.56	$0.54	$0.04	$0.58	$0.61	$(0.06)	$0.55	$0.65

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on the specified criteria.

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

Moss Adams LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 is included in Item 15 - Financial Statements under the heading "Reporting of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting".

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Stockholder Nominating Procedures: The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee: The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers and Directors required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2022, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	581,337	N/A	416,065
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan	768,564	$11.31	—
First Evanston Option Exchange	162,288	$11.66	—
Total	1,512,189		416,065

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item will be included in and is incorporated herein by reference from the 2023 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
(1) Financial Statements

See Index to Consolidated Financial Statements on page 67

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

3.3

Certificate of Designations of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock, Series B (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)

3.4

Certificate of Elimination of 7.50% Fixed-to-Floating Noncumulative Perpetual Preferred Stock Series B (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 4, 2022 and incorporated herein by reference)

4.1

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Act of 1934

10.1

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.2	Employment Agreement with Roberto R. Herencia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on February 22, 2021 and incorporated herein by reference)†

10.3	Employment Agreement with Thomas Abraham, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on April 20, 2021 and incorporated herein by reference) †

10.4

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.5

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.6

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.7

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.8

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.9

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139) filed on August 13, 2018 and incorporated herein by reference)†

10.10

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2021 and incorporated herein by reference)†

10.11

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.12

First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 15, 2020 and incorporated herein by reference)

10.13

First Amendment to First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on October 13, 2021 and incorporated herein by reference)

10.14

Second Amendment to the First Amended and Restated Revolving Credit Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on October 14, 2022 and incorporated herein by reference)

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

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

BYLINE BANCORP, INC.

Date: March 6, 2023	By:	/s/ Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roberto R. Herencia and Thomas J. Bell III, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	March 6, 2023
Roberto R. Herencia

/s/ Thomas J. Bell III	Executive Vice President and Chief Financial Officer (principal financial officer)	March 6, 2023
Thomas J. Bell III

/s/ Maria Sherylle A. Olano	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 6, 2023
Maria Sherylle A. Olano

/s/ Alberto J. Paracchini	Director and President	March 6, 2023
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	March 6, 2023
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	March 6, 2023
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	March 6, 2023
Steven P. Kent

/s/ William G. Kistner	Director	March 6, 2023
William G. Kistner

/s/ Antonio del Valle Perochena	Director	March 6, 2023
Antonio del Valle Perochena

/s/ Margarita Hugues Vélez	Director	March 6, 2023
Margarita Hugues Vélez