Form 10-Q
period 2023-03-31
BYLINE BANCORP, INC.
filed 2023-05-05
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 37,709,253 shares outstanding as of May 3, 2023

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$52,725	$62,274
Interest bearing deposits with other banks	231,486	117,079
Cash and cash equivalents	284,211	179,353
Equity and other securities, at fair value	8,339	7,989
Securities available-for-sale, at fair value	1,164,387	1,174,431
Securities held-to-maturity, at amortized cost (fair value at March 31, 2023—$2,681, December 31, 2022 —$2,672)	2,704	2,705
Restricted stock, at cost	38,777	28,202
Loans held for sale	28,379	47,823
Loans and leases:
Loans and leases	5,515,332	5,421,258
Allowance for credit losses - loans and leases	(90,465)	(81,924)
Net loans and leases	5,424,867	5,339,334
Servicing assets, at fair value	20,944	19,172
Premises and equipment, net	56,098	56,798
Other real estate owned, net	3,712	4,717
Goodwill and other intangible assets, net	157,432	158,887
Bank-owned life insurance	82,693	82,093
Deferred tax assets, net	64,918	68,213
Accrued interest receivable and other assets	192,885	193,224
Total assets	$7,530,346	$7,362,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,952,045	$2,138,645
Interest-bearing deposits	3,860,607	3,556,476
Total deposits	5,812,652	5,695,121
Other borrowings	662,810	640,399
Subordinated notes, net	73,735	73,691
Junior subordinated debentures issued to capital trusts, net	37,442	37,338
Accrued interest payable and other liabilities	148,057	150,576
Total liabilities	6,734,696	6,597,125
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	390	389
Additional paid-in capital	598,103	598,297
Retained earnings	356,365	335,794
Treasury stock, at cost	(51,066)	(51,114)
Accumulated other comprehensive loss, net of tax	(108,142)	(117,550)
Total stockholders’ equity	795,650	765,816
Total liabilities and stockholders’ equity	$7,530,346	$7,362,941

	March 31, 2023		December 31, 2022
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	39,728,037	—	39,518,702
Shares outstanding	—	37,713,427	—	37,492,775
Treasury shares	—	2,014,610	—	2,025,927

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$92,343	$55,426
Interest on securities	6,600	6,155
Other interest and dividend income	1,059	237
Total interest and dividend income	100,002	61,818
INTEREST EXPENSE
Deposits	16,298	1,087
Other borrowings	5,888	395
Subordinated notes and debentures	2,098	1,600
Total interest expense	24,284	3,082
Net interest income	75,718	58,736
PROVISION FOR CREDIT LOSSES	9,825	4,995
Net interest income after provision for credit losses	65,893	53,741
NON-INTEREST INCOME
Fees and service charges on deposits	2,120	1,884
Loan servicing revenue	3,380	3,380
Loan servicing asset revaluation	656	(1,231)
ATM and interchange fees	1,063	1,049
Change in fair value of equity securities, net	350	(151)
Net gains on sales of loans	5,148	10,827
Wealth management and trust income	924	1,048
Other non-interest income	1,504	2,620
Total non-interest income	15,145	19,426
NON-INTEREST EXPENSE
Salaries and employee benefits	30,394	28,959
Occupancy and equipment expense, net	4,444	5,128
Impairment charge on assets held for sale	20	—
Loan and lease related expenses	963	(891)
Legal, audit and other professional fees	3,114	2,600
Data processing	3,783	3,186
Net (gain) loss recognized on other real estate owned and other related expenses	(103)	54
Other intangible assets amortization expense	1,455	1,596
Other non-interest expense	4,730	3,923
Total non-interest expense	48,800	44,555
INCOME BEFORE PROVISION FOR INCOME TAXES	32,238	28,612
PROVISION FOR INCOME TAXES	8,293	6,301
NET INCOME	23,945	22,311
Dividends on preferred shares	—	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,945	$22,115
EARNINGS PER COMMON SHARE
Basic	$0.65	$0.60
Diluted	$0.64	$0.58

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Net income	$23,945	$22,311
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	14,599	(83,843)
Tax effect	(3,900)	22,747
Net of tax	10,699	(61,096)
Cash flow hedges
Unrealized holding gains arising during the period	194	17,643
Reclassification adjustments for net (gains) losses included in net income	(1,956)	210
Tax effect	471	(4,843)
Net of tax	(1,291)	13,010
Total other comprehensive income (loss)	9,408	(48,086)
Comprehensive income (loss)	$33,353	$(25,775)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	22,311	—	—	22,311
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(48,086)	(48,086)
Issuance of common stock upon exercise of stock options, net	—	—	117,254	—	(9)	—	(872)	—	(881)
Restricted stock activity, net	—	—	263,283	1	(1)	—	(700)	—	(700)
Return of common stock in connection with employee stock purchase plan	—	—	(39)	—	(1)	—	—	—	(1)
Redemption of preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,394)	—	—	(3,394)
Repurchase of common stock	—	—	(282,819)	—	—	—	(7,590)	—	(7,590)
Share-based compensation expense	—	—	—	—	1,264	—	—	—	1,264
Balance, March 31, 2022	—	$—	37,811,582	$388	$595,006	$290,397	$(40,732)	$(56,388)	$788,671
Net income	—	—	—	—	—	20,283	—	—	20,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(34,874)	(34,874)
Issuance of common stock upon exercise of stock options, net	—	—	86,001	—	(590)	—	(939)	—	(1,529)
Restricted stock activity, net	—	—	(19,046)	—	(31)	—	(518)	—	(549)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,565	—	—	—	537	—	537
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,402)	—	—	(3,402)
Repurchase of common stock	—	—	(232,000)	—	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	—	—	1,553	—	—	—	1,553
Balance, June 30, 2022	—	$—	37,669,102	$388	$595,938	$307,278	$(47,181)	$(91,262)	$765,161
Net income	—	—	—	—	—	22,656	—	—	22,656
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(33,636)	(33,636)
Restricted stock activity, net	—	—	(28,951)	1	(88)	—	(199)	—	(286)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,374)	—	—	(3,374)
Repurchase of common stock	—	—	(174,249)	—	—	—	(4,155)	—	(4,155)
Share-based compensation expense	—	—	—	—	1,199	—	—	—	1,199
Balance, September 30, 2022	—	$—	37,465,902	$389	$597,049	$326,560	$(51,535)	$(124,898)	$747,565
Cumulative-effect adjustment (ASU 2016-13)	—	—	—	—	—	(10,097)	—	—	(10,097)
Net income	—	—	—	—	—	22,704	—	—	22,704
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,348	7,348
Issuance of common stock upon exercise of stock options, net	—	—	21,385	—	7	—	(185)	—	(178)
Restricted stock activity, net	—	—	(20,159)	—	(77)	—	17	—	(60)
Issuance of common stock in connection with employee stock purchase plan	—	—	25,647	—	—	—	589	—	589
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,373)	—	—	(3,373)
Share-based compensation expense	—	—	—	—	1,318	—	—	—	1,318
Balance, December 31, 2022	—	$—	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	23,945	—	—	23,945
Other comprehensive income, net of tax	—	—	—	—	—	9,408	9,408
Restricted stock activity, net	220,652	1	(1,704)	—	48	—	(1,655)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,374)	—	—	(3,374)
Share-based compensation expense	—	—	1,510	—	—	—	1,510
Balance, March 31, 2023	37,713,427	$390	$598,103	$356,365	$(51,066)	$(108,142)	$795,650

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,945	$22,311
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	9,825	4,995
Impairment loss on assets held for sale	20	—
Depreciation and amortization of premises and equipment	981	1,164
Net amortization of securities	856	1,254
Net change in fair value of equity securities, net	(350)	151
Net gains on sales and valuation adjustments of premises and equipment	—	(2)
Net gains on sales of loans	(5,148)	(10,827)
Originations of U.S. government guaranteed loans	(53,602)	(78,643)
Proceeds from U.S. government guaranteed loans sold	46,824	97,176
Accretion of premiums and discounts on acquired loans, net	(729)	(1,476)
Net change in servicing assets	(1,772)	(753)
Net gains (losses) on sales and valuation adjustments of other real estate owned	296	(25)
Net amortization of other acquisition accounting adjustments	1,455	1,596
Amortization of subordinated debt issuance cost	44	43
Accretion of junior subordinated debentures discount	104	105
Share-based compensation expense	1,510	1,264
Deferred tax provision, net of valuation	(134)	897
Increase in cash surrender value of bank owned life insurance	(588)	(565)
Changes in assets and liabilities:
Accrued interest receivable and other assets	10,214	19,106
Accrued interest payable and other liabilities	15,384	34,997
Net cash provided by operating activities	49,135	92,768
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,280)	(52,288)
Proceeds from maturities and calls of securities available-for-sale	3,784	9,223
Proceeds from paydowns of securities available-for-sale	21,262	44,358
Redemption (purchases) of Federal Home Loan Bank stock, net	(10,575)	8,025
Net change in loans and leases	(94,571)	(251,446)
Purchases of premises and equipment	(281)	(926)
Proceeds from sales of premises and equipment	—	26
Proceeds from sales of other real estate owned	764	225
Net cash used in investing activities	(80,897)	(242,803)
See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$117,531	$375,055
Proceeds from short-term borrowings	6,100,100	4,159,000
Repayments of short-term borrowings	(6,100,100)	(4,369,000)
Net increase in securities sold under agreements to repurchase	22,411	1,727
Dividends paid on preferred stock	—	(196)
Dividends paid on common stock	(3,322)	(3,345)
Proceeds from issuance of common stock	—	470
Redemption of preferred stock	—	(10,438)
Repurchases of common stock	—	(7,590)
Net cash provided by financing activities	136,620	145,683
NET CHANGE IN CASH AND CASH EQUIVALENTS	104,858	(4,352)
CASH AND CASH EQUIVALENTS, beginning of period	179,353	157,931
CASH AND CASH EQUIVALENTS, end of period	$284,211	$153,579
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,483	$1,584
Cash paid during the period for taxes	$309	$269
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$55	$309
Common dividend declared, not paid	$52	$49

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

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

Adopted Accounting Pronouncements

Financial Instruments—Credit Losses (Topic 326)—In June 2016, FASB issued Accounting Standards Update ("ASU") No. 2016‑13, Financial Instruments - Credit Losses (Topic 326) on the recognition of credit losses, otherwise known as the current expected credit loss model or "CECL", which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses. We elected to delay the adoption of the standard in accordance with ASU No. 2019-10, Effective Dates, which delayed the effective date of the ASU for entities not classified as Public Business Entities. The Company’s EGC status expired December 31, 2022, requiring CECL adoption be reflected in our December 31, 2022 financial statements and Form 10-K. Results for reporting periods beginning after September 30, 2022 were presented under the new standard, while prior quarters were reported under, and continue to be reported under, the incurred loss method. For additional information on the new standard, see Note 1—Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents select financial data for the first three quarters of 2022 as reported under the incurred loss method and as recast under CECL:

	For the three month period ended
	March 31, 2022			June 30, 2022			September 30, 2022
	As Reported	Adjustment	Recast	As Reported	Adjustment	Recast	As Reported	Adjustment	Recast
Interest and dividend income	$61,818	$(405)	$61,413	$66,546	$133	$66,679	$79,903	$(240)	$79,663
Interest expense	3,082	—	3,082	4,919	—	4,919	11,028	—	11,028
Net interest income	58,736	(405)	58,331	61,627	133	61,760	68,875	(240)	68,635
Provision/(recapture) for credit losses	4,995	1,564	6,559	5,908	(1,622)	4,286	4,176	3,032	7,208
Net interest income after provision/(recapture) for credit losses	53,741	(1,969)	51,772	55,719	1,755	57,474	64,699	(3,272)	61,427
Non-interest income	19,426	117	19,543	14,161	112	14,273	11,992	51	12,043
Non-interest expense	44,555	(599)	43,956	43,773	(188)	43,585	46,178	(137)	46,041
Income before provision for income taxes	28,612	(1,253)	27,359	26,107	2,055	28,162	30,513	(3,084)	27,429
Provision for income taxes	6,301	(340)	5,961	5,824	558	6,382	7,857	(837)	7,020
Net income	22,311	(913)	21,398	20,283	1,497	21,780	22,656	(2,247)	20,409
Dividends on preferred shares	196	—	196	—	—	—	—	—	—
Income available to common stockholders	$22,115	$(913)	$21,202	$20,283	$1,497	$21,780	$22,656	$(2,247)	$20,409
Basic earnings per common share	$0.60	$(0.03)	$0.57	$0.55	$0.04	$0.59	$0.61	$(0.06)	$0.55
Diluted earnings per common share	$0.58	$(0.02)	$0.56	$0.54	$0.04	$0.58	$0.61	$(0.06)	$0.55

ASU 2022-02 - Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures (Topic 326) – The Company adopted this update effective March 31, 2023. This update eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. Refer to Note 4—Loan and Lease Receivables and Allowance for Credit Losses for additional details regarding these disclosures.

Issued Accounting Pronouncements Pending Adoption

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in the ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. The amendments in the ASU will be in effect for all entities as of March 12, 2020 through December 31, 2024. Banking regulators have provided guidance that prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. The guidance goes on to indicate that beginning after June 2023, LIBOR can no longer be used for existing financial contracts. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered in the future. At March 31, 2023, $572.1 million of loans, derivatives with a notional amount of $422.9 million, and securities available for sale with a fair value of $36.7 million include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures with a carrying value of $37.4 million were also tied to LIBOR.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 3—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,473	$88	$(1,366)	$41,195
U.S. Government agencies	149,595	91	(18,820)	130,866
Obligations of states, municipalities, and political subdivisions	68,165	69	(4,656)	63,578
Residential mortgage-backed securities
Agency	690,793	—	(101,483)	589,310
Non-agency	128,738	—	(23,599)	105,139
Commercial mortgage-backed securities
Agency	189,871	—	(32,574)	157,297
Corporate securities	42,784	—	(5,294)	37,490
Asset-backed securities	41,281	—	(1,769)	39,512
Total	$1,353,700	$248	$(189,561)	$1,164,387

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,704	$—	$(23)	$2,681
Total	$2,704	$—	$(23)	$2,681

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$2	$(1,709)	$40,723
U.S. Government agencies	150,524	116	(20,276)	130,364
Obligations of states, municipalities, and political subdivisions	68,019	9	(6,152)	61,876
Residential mortgage-backed securities
Agency	707,157	—	(111,361)	595,796
Non-agency	130,654	—	(24,405)	106,249
Commercial mortgage-backed securities
Agency	191,172	—	(34,142)	157,030
Corporate securities	45,302	—	(3,866)	41,436
Asset-backed securities	43,085	—	(2,128)	40,957
Total	$1,378,343	$127	$(204,039)	$1,174,431

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$—	$(33)	$2,672
Total	$2,705	$—	$(33)	$2,672

The Company did not classify securities as trading during the three months ended March 31, 2023 or during 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$9,594	$(279)	$21,832	$(1,087)	$31,426	$(1,366)
U.S. Government agencies	17	7,778	(171)	108,822	(18,649)	116,600	(18,820)
Obligations of states, municipalities and political subdivisions	48	16,319	(424)	37,218	(4,232)	53,537	(4,656)
Residential mortgage-backed securities
Agency	99	26,323	(1,070)	562,987	(100,413)	589,310	(101,483)
Non-agency	19	—	—	105,139	(23,599)	105,139	(23,599)
Commercial mortgage-backed securities
Agency	48	7,437	(1,532)	149,860	(31,042)	157,297	(32,574)
Corporate securities	23	12,426	(571)	25,064	(4,723)	37,490	(5,294)
Asset-backed securities	8	10,327	(176)	29,186	(1,593)	39,513	(1,769)
Total	268	$90,204	$(4,223)	$1,040,108	$(185,338)	$1,130,312	$(189,561)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	3	$2,136	$(23)	$—	$—	$2,136	$(23)
Total	3	$2,136	$(23)	$—	$—	$2,136	$(23)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$21,720	$(1,078)	$9,339	$(631)	$31,059	$(1,709)
U.S. Government agencies	17	44,508	(4,782)	70,609	(15,494)	115,117	(20,276)
Obligations of states, municipalities and political subdivisions	58	50,216	(3,858)	7,185	(2,294)	57,401	(6,152)
Residential mortgage-backed securities
Agency	101	117,598	(11,045)	478,198	(100,316)	595,796	(111,361)
Non-agency	19	35,486	(7,569)	70,763	(16,836)	106,249	(24,405)
Commercial mortgage-backed securities
Agency	47	76,193	(11,840)	74,315	(22,302)	150,508	(34,142)
Corporate securities	24	37,130	(3,128)	4,306	(738)	41,436	(3,866)
Asset-backed securities	8	25,455	(503)	15,502	(1,625)	40,957	(2,128)
Total	280	$408,306	$(43,803)	$730,217	$(160,236)	$1,138,523	$(204,039)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	4	$2,672	$(33)	$—	$—	$2,672	$(33)
Total	4	$2,672	$(33)	$—	$—	$2,672	$(33)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 268 securities available-for-sale with unrealized losses at March 31, 2023. There were three securities held-to-maturity with unrealized losses at March 31, 2023. There was no allowance for credit losses for held-to-maturity debt securities at March 31, 2023 or December 31, 2022. The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no sales of securities during the three months ended March 31, 2023 or 2022.

Securities pledged as collateral had carrying amounts of $349.5 million and $270.6 million at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $278.2 million and $223.5 million, respectively, and for customer repurchase agreements of $46.2 million and $23.8 million, respectively. There were $221.7 million in securities posted for the Bank Term Funding Program ("BTFP") at March 31, 2023. At March 31, 2023 and December 31, 2022, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At March 31, 2023, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,556	$2,527
Due from one to five years	115,122	108,432
Due from five to ten years	181,107	160,861
Due after ten years	45,513	40,821
Mortgage-backed securities	1,009,402	851,746
Total	$1,353,700	$1,164,387
Held-to-maturity
Due in one year or less	$1,546	$1,537
Due from one to five years	1,158	1,144
Total	$2,704	$2,681

Note 4—Loan and Lease Receivables and Allowance for Credit Losses

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2023	2022
Commercial real estate	$1,925,731	$1,905,909
Residential real estate	498,745	489,411
Construction, land development, and other land	448,459	440,016
Commercial and industrial	2,081,251	2,055,213
Installment and other	1,768	1,709
Lease financing receivables	548,407	518,654
Total loans and leases	5,504,361	5,410,912
Net unamortized deferred fees and costs	5,501	5,014
Initial direct costs	5,470	5,332
Allowance for credit losses - loans and leases	(90,465)	(81,924)
Net loans and leases	$5,424,867	$5,339,334

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2023	2022
Lease financing receivables
Net minimum lease payments	$539,508	$509,980
Unguaranteed residual values	60,935	54,118
Unearned income	(52,036)	(45,444)
Total lease financing receivables	548,407	518,654
Initial direct costs	5,470	5,332
Lease financial receivables before allowance for credits losses - loans and leases	$553,877	$523,986

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At March 31, 2023 and December 31, 2022, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $122.7 million and $123.2 million, respectively. At March 31, 2023 and December 31, 2022, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.4 million and $26.7 million, respectively, which were included in total loans and leases. At March 31, 2023 and December 31, 2022, installment and other loans included overdraft deposits of $711,000 and $467,000, respectively, which were reclassified as loans. At March 31, 2023 and December 31, 2022, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $2.2 billion, respectively.

The minimum annual lease payments for lease financing receivables as of March 31, 2023 are summarized as follows:

Minimum Lease Payments
2023	$129,511
2024	158,889
2025	122,555
2026	81,555
2027	39,544
Thereafter	7,454
Total	$539,508

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-credit-deteriorated loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2023 and December 31, 2022:

March 31, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,749,808	$39,000	$140,576	$1,929,384
Residential real estate	441,291	30,070	27,975	499,336
Construction, land development, and other land	446,763	345	—	447,108
Commercial and industrial	2,061,267	1,745	20,793	2,083,805
Installment and other	1,603	134	85	1,822
Lease financing receivables	552,174	—	1,703	553,877
Total loans and leases	$5,252,906	$71,294	$191,132	$5,515,332

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2022	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,712,152	$45,143	$152,193	$1,909,488
Residential real estate	426,226	32,228	31,508	489,962
Construction, land development, and other land	438,617	372	—	438,989
Commercial and industrial	2,030,616	2,192	24,266	2,057,074
Installment and other	1,410	140	209	1,759
Lease financing receivables	521,689	—	2,297	523,986
Total loans and leases	$5,130,710	$80,075	$210,473	$5,421,258

PCD loans—The unpaid principal balance and carrying amount of all PCD loans are summarized below. The balances do not include an allowance for credit losses - loans and leases of $1.0 million and $1.9 million at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$78,717	$39,000	$85,089	$45,143
Residential real estate	74,072	30,070	76,270	32,228
Construction, land development, and other land	7,017	345	7,042	372
Commercial and industrial	3,449	1,745	3,902	2,192
Installment and other	798	134	807	140
Total purchased credit deteriorated loans	$164,053	$71,294	$173,110	$80,075

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$143,733	$140,576	$155,652	$152,193
Residential real estate	28,325	27,975	31,863	31,508
Construction, land development, and other land	63	—	63	—
Commercial and industrial	21,516	20,793	25,022	24,266
Installment and other	91	85	216	209
Lease financing receivables	1,706	1,703	2,302	2,297
Total acquired non-credit-deteriorated loans and leases	$195,434	$191,132	$215,118	$210,473

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 15—Derivative Instruments and Hedging Activities for additional discussion.

Allowance for Credit Losses

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

Pass—1‑4, risk levels of borrowers and guarantors that offer a minimal to an acceptable level of risk.

Watch—5, credit exposure that presents higher than average risk and warrants greater than routine attention.

Special Mention—6, potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects.

Substandard Accrual—7, weaknesses in cash flow and collateral coverage resulting in a distinct possibility of losses if not corrected. Used in limited cases, where the borrower is current on payments and an agreed plan for credit remediation.

Substandard Non‑Accrual—8, well‑defined weakness or weaknesses in cash flow and collateral coverage resulting in the distinct possibility of losses if not corrected.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Doubtful—9, weaknesses inherent in substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.
Loss—10, is considered uncollectible and of such little value that its continuance as a realizable asset is not warranted.
The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of March 31, 2023 and December 31, 2022:

	Term loans amortized cost by origination year						Revolving	Total
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$51,778	$472,957	$503,266	$198,583	$107,555	$400,942	$22,196	$1,757,277
Watch	366	7,414	16,008	20,674	8,803	67,898	—	121,163
Special Mention	—	—	—	—	2,267	4,268	—	6,535
Substandard	—	—	1,731	1,212	14,926	31,576	—	49,445
Total	$52,144	$480,371	$521,005	$220,469	$133,551	$504,684	$22,196	$1,934,420
Gross charge-offs for quarter ended March 31, 2023	$—	$—	$60	$90	$353	$463	$—	$966
Residential Real Estate
Pass	$18,097	$67,825	$58,693	$41,474	$31,970	$214,222	$50,365	$482,646
Watch	—	—	—	921	40	11,617	1,684	14,262
Special Mention	—	—	—	318	26	615	—	959
Substandard	—	—	—	434	374	2,600	689	4,097
Total	$18,097	$67,825	$58,693	$43,147	$32,410	$229,054	$52,738	$501,964
Gross charge-offs for quarter ended March 31, 2023	$—	$—	$—	$—	$—	$9	$—	$9
Construction, Land Development, & Land
Pass	$9,354	$63,757	$224,564	$68,081	$26,544	$38,548	$797	$431,645
Watch	633	—	—	—	3,168	12	—	3,813
Special Mention	—	—	—	1,907	—	4,199	—	6,106
Substandard	—	—	—	—	1,530	4,014	—	5,544
Total	$9,987	$63,757	$224,564	$69,988	$31,242	$46,773	$797	$447,108
Gross charge-offs for quarter ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$119,123	$510,576	$287,392	$128,837	$59,131	$196,850	$501,917	$1,803,826
Watch	446	19,132	24,296	14,418	33,691	28,951	56,371	177,305
Special Mention	19,000	—	8,875	—	386	3,322	22,533	54,116
Substandard	—	2,583	6,770	7,717	12,721	10,363	9,175	49,329
Total	$138,569	$532,291	$327,333	$150,972	$105,929	$239,486	$589,996	$2,084,576
Gross charge-offs for quarter ended March 31, 2023	$—	$448	$194	$461	$461	$226	$—	$1,790
Installment and Other
Pass	$224	$238	$136	$52	$66	$459	$541	$1,716
Watch	—	32	—	—	—	74	—	106
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$224	$270	$136	$52	$66	$533	$541	$1,822
Gross charge-offs for quarter ended March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$81,864	$272,350	$133,303	$46,546	$11,776	$5,342	$—	$551,181
Watch	—	89	1,481	25	—	—	—	1,595
Special Mention	—	—	—	261	165	187	—	613
Substandard	—	79	281	90	26	12	—	488
Total	$81,864	$272,518	$135,065	$46,922	$11,967	$5,541	$—	$553,877
Gross charge-offs for quarter ended March 31, 2023	$—	$32	$186	$47	$37	$2	$—	$304
Total Loans and Leases
Pass	$280,440	$1,387,703	$1,207,354	$483,573	$237,042	$856,363	$575,816	$5,028,291
Watch	1,445	26,667	41,785	36,038	45,702	108,552	58,055	318,244
Special Mention	19,000	—	8,875	2,486	2,844	12,591	22,533	68,329
Substandard	—	2,662	8,782	9,453	29,577	48,565	9,864	108,903
Total	$300,885	$1,417,032	$1,266,796	$531,550	$315,165	$1,026,071	$666,268	$5,523,767
Gross charge-offs for quarter ended March 31, 2023	$—	$480	$440	$598	$851	$700	$—	$3,069

(1) - Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$471,009	$510,529	$207,765	$111,792	$84,382	$324,271	$28,343	$1,738,091
Watch	6,422	12,723	20,583	11,004	17,269	44,462	—	112,463
Special Mention	—	—	121	1,075	1,232	10,075	—	12,503
Substandard	—	1,910	915	13,042	12,685	22,915	—	51,467
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524
Residential Real Estate
Pass	$68,752	$59,075	$41,768	$31,726	$48,432	$170,279	$49,622	$469,654
Watch	—	—	1,137	682	4,098	9,026	2,586	17,529
Special Mention	—	—	323	32	420	876	—	1,651
Substandard	—	—	234	381	296	2,185	660	3,756
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590
Construction, Land Development, & Land
Pass	$62,310	$203,672	$61,895	$27,189	$26,489	$38,186	$185	$419,926
Watch	—	—	—	4,409	—	3,064	—	7,473
Special Mention	—	—	1,845	—	4,199	—	—	6,044
Substandard	—	—	—	1,530	4,012	4	—	5,546
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989
Commercial & Industrial
Pass	$508,664	$305,056	$137,335	$72,486	$96,304	$113,965	$549,431	$1,783,241
Watch	16,657	20,856	15,857	32,282	19,362	9,809	47,119	161,942
Special Mention	—	13,056	697	1,162	2,958	7,831	22,320	48,024
Substandard	1,156	3,415	6,671	11,949	5,434	25,275	10,738	64,638
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845
Installment and Other
Pass	$332	$146	$65	$79	$15	$584	$429	$1,650
Watch	34	—	—	—	2	73	—	109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759
Lease Financing Receivables
Pass	$296,395	$148,588	$53,642	$14,478	$7,245	$934	$—	$521,282
Watch	93	1,560	26	—	—	—	—	1,679
Special Mention	—	—	290	182	250	23	—	745
Substandard	35	82	80	77	6	—	—	280
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986
Total Loans and Leases
Pass	$1,407,462	$1,227,066	$502,470	$257,750	$262,867	$648,219	$628,010	$4,933,844
Watch	23,206	35,139	37,603	48,377	40,731	66,434	49,705	301,195
Special Mention	—	13,056	3,276	2,451	9,059	18,805	22,320	68,967
Substandard	1,191	5,407	7,900	26,979	22,433	50,379	11,398	125,687
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693
(1) - Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at March 31, 2023 and December 31, 2022:

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans(1)
Commercial Real Estate
Current	$52,144	$479,222	$520,951	$220,048	$125,896	$489,914	$22,196	$1,910,371
30-59 Days Past Due	—	1,149	54	—	459	2,387	—	4,049
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	421	7,196	12,383	—	20,000
Total Past Due	—	1,149	54	421	7,655	14,770	—	24,049
Total	$52,144	$480,371	$521,005	$220,469	$133,551	$504,684	$22,196	$1,934,420
Residential Real Estate
Current	$18,097	$67,825	$58,693	$42,713	$32,036	$226,061	$50,909	$496,334
30-59 Days Past Due	—	—	—	—	—	393	1,140	1,533
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	434	374	2,600	689	4,097
Total Past Due	—	—	—	434	374	2,993	1,829	5,630
Total	$18,097	$67,825	$58,693	$43,147	$32,410	$229,054	$52,738	$501,964
Construction, Land Development, & Land
Current	$9,987	$63,757	$224,564	$69,988	$29,712	$42,759	$797	$441,564
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	1,530	4,014	—	5,544
Total Past Due	—	—	—	—	1,530	4,014	—	5,544
Total	$9,987	$63,757	$224,564	$69,988	$31,242	$46,773	$797	$447,108
Commercial & Industrial
Current	$138,569	$528,942	$325,295	$147,397	$99,892	$234,868	$586,134	$2,061,097
30-59 Days Past Due	—	1,279	830	270	3,532	1,033	100	7,044
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	2,070	1,208	3,305	2,505	3,585	3,762	16,435
Total Past Due	—	3,349	2,038	3,575	6,037	4,618	3,862	23,479
Total	$138,569	$532,291	$327,333	$150,972	$105,929	$239,486	$589,996	$2,084,576
Installment and Other
Current	$224	$270	$136	$52	$66	$533	$541	$1,822
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$224	$270	$136	$52	$66	$533	$541	$1,822
Lease Financing Receivables
Current	$81,783	$271,584	$134,294	$46,695	$11,829	$5,454	$—	$551,639
30-59 Days Past Due	—	288	74	3	—	36	—	401
60-89 Days Past Due	81	569	423	164	113	40	—	1,390
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	77	274	60	25	11	—	447
Total Past Due	81	934	771	227	138	87	—	2,238
Total	$81,864	$272,518	$135,065	$46,922	$11,967	$5,541	$—	$553,877
Total Loans and Leases
Current	$300,804	$1,411,600	$1,263,933	$526,893	$299,431	$999,589	$660,577	$5,462,827
30-59 Days Past Due	—	2,716	958	273	3,991	3,849	1,240	13,027
60-89 Days Past Due	81	569	423	164	113	40	—	1,390
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	2,147	1,482	4,220	11,630	22,593	4,451	46,523
Total Past Due	81	5,432	2,863	4,657	15,734	26,482	5,691	60,940
Total	$300,885	$1,417,032	$1,266,796	$531,550	$315,165	$1,026,071	$666,268	$5,523,767

(1) - Includes $8.4 million of non-accrual loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $8.4 million of commercial real estate loans, $4.1 million of commercial and industrial loans, and $2.6 million of residential real estate loans, as of March 31, 2023. The Company recognized $970,000 of interest income on non-accrual loans and leases for the three months ended March 31, 2023.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans(1)
Commercial Real Estate
Current	$477,334	$525,048	$229,260	$132,067	$112,126	$387,349	$28,343	$1,891,527
30-59 Days Past Due	97	54	—	—	471	2,060	—	2,682
60-89 Days Past Due	—	—	—	—	—	1,016	—	1,016
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	60	124	4,846	2,971	11,298	—	19,299
Total Past Due	97	114	124	4,846	3,442	14,374	—	22,997
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524
Residential Real Estate
Current	$68,752	$59,075	$40,731	$32,440	$52,950	$180,128	$52,146	$486,222
30-59 Days Past Due	—	—	2,497	—	—	108	122	2,727
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	234	381	296	2,130	600	3,641
Total Past Due	—	—	2,731	381	296	2,238	722	6,368
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590
Construction, Land Development, & Land
Current	$62,310	$203,672	$63,740	$33,128	$34,700	$41,250	$185	$438,985
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	4	—	4
Total Past Due	—	—	—	—	—	4	—	4
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989
Commercial & Industrial
Current	$524,341	$339,915	$156,713	$113,350	$122,523	$153,039	$628,747	$2,038,628
30-59 Days Past Due	980	1,371	391	1,717	368	922	—	5,749
60-89 Days Past Due	—	8	80	87	—	472	—	647
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	1,156	1,089	3,376	2,725	1,167	2,447	861	12,821
Total Past Due	2,136	2,468	3,847	4,529	1,535	3,841	861	19,217
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845
Installment and Other
Current	$366	$146	$65	$79	$17	$657	$429	$1,759
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759
Lease Financing Receivables
Current	$294,948	$149,642	$53,680	$14,557	$7,411	$955	$—	$521,193
30-59 Days Past Due	1,461	467	295	104	77	2	—	2,406
60-89 Days Past Due	79	39	—	—	9	—	—	127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	35	82	63	76	4	—	—	260
Total Past Due	1,575	588	358	180	90	2	—	2,793
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986
Total Loans and Leases
Current	$1,428,051	$1,277,498	$544,189	$325,621	$329,727	$763,378	$709,850	$5,378,314
30-59 Days Past Due	2,538	1,892	3,183	1,821	916	3,092	122	13,564
60-89 Days Past Due	79	47	80	87	9	1,488	—	1,790
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	1,191	1,231	3,797	8,028	4,438	15,879	1,461	36,025
Total Past Due	3,808	3,170	7,060	9,936	5,363	20,459	1,583	51,379
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693
(1) - Includes $8.4 million of non-accrual loans classified as held for sale.

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

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases in terms of loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2023 are as follows:

March 31, 2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Provision/(recapture)	(1,119)	(453)	364	10,803	(2)	119	9,712
Charge-offs	(966)	(9)	—	(1,790)	—	(304)	(3,069)
Recoveries	762	1	—	947	3	185	1,898
Ending balance	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Ending balance:
Individually evaluated for impairment	$6,302	$—	$1,198	$14,518	$—	$—	$22,018
Collectively evaluated for impairment	18,436	2,679	2,300	37,331	25	7,676	68,447
Total allowance for credit losses - loans and leases	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465

Loans and leases ending balance:
Individually evaluated for impairment	$31,622	$—	$5,541	$34,245	$—	$—	$71,408
Collectively evaluated for impairment	1,897,762	499,336	441,567	2,049,560	1,822	553,877	5,443,924
Total loans and leases	$1,929,384	$499,336	$447,108	$2,083,805	$1,822	$553,877	$5,515,332

The following table summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses in terms of loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three months ended March 31, 2022:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision	2,784	513	594	458	1	645	4,995
Charge-offs	(240)	—	—	(463)	—	(363)	(1,066)
Recoveries	244	4	—	120	—	149	517
Ending balance	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458
Ending balance:
Individually evaluated for impairment	$7,731	$6	$—	$13,002	$—	$—	$20,739
Collectively evaluated for impairment	10,320	1,138	1,115	19,855	8	3,237	35,673
Loans acquired with deteriorated credit quality	1,655	1,001	1	387	2	—	3,046
Total allowance for loan and lease losses	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458

Loans and leases ending balance:
Individually evaluated for impairment	$36,805	$2,190	$—	$32,457	$—	$—	$71,452
Collectively evaluated for impairment	1,675,468	445,183	351,715	1,739,622	1,193	384,684	4,597,865
Loans acquired with deteriorated credit quality	67,092	47,347	1,357	3,792	163	—	119,751
Total loans and leases	$1,779,365	$494,720	$353,072	$1,775,871	$1,356	$384,684	$4,789,068

The Company increased the allowance for credit losses - loans and leases by $8.5 million for the three months ended March 31, 2023, and the allowance for loan and lease losses by $4.4 million for the three months ended March 31, 2022. For loans individually evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $6.7 million for the three months ended March 31, 2023, and decreased allowance for loan and lease losses by $299,000 for the three months ended March 31, 2022. The increase in allowance for credit losses - loans and leases individually evaluated for impairment was mainly driven by increases to impaired loans.

For loans and leases collectively evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $1.9 million for the three months ended March 31, 2023, and the allowance for loan and lease losses by $4.9 million for the three months ended March 31, 2022. The increase in allowance for credit losses - loans and leases collectively evaluated for impairment was mainly due to changes in expected losses driven by macro-economic factors.

The following table presents loans with modified terms as of March 31, 2023:

March 31, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Modified loans
Commercial and industrial	$9,405	$40,420	$395	$50,220	2.4%
Total modified loans	$9,405	$40,420	$395	$50,220	0.9%

Loans reflected as having a payment delay included a general adjustment in loan terms similar to those of pass-rated credits. Loans having term modifications included extension of term as a result of a new borrower structure and other miscellaneous term adjustments. Loans having a combination of term modification and interest rate reduction reflect a longer amortization period and a reduced weighted average contractual rate from 8.85% to 7.01%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

TDRs are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The tables below present TDRs by loan category as of December 31, 2022:

December 31, 2022	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Specific Reserves
Accruing:
Commercial real estate	2	$551	$551	$—	$109
Commercial and industrial	1	24	24	—	34
Residential real estate	2	144	144	—	—
Total accruing	5	719	719	—	143
Non-accruing:
Commercial real estate	3	830	623	207	73
Commercial and industrial	6	2,017	982	1,035	38
Total non-accruing	9	2,847	1,605	1,242	111
Total troubled debt restructurings	14	$3,566	$2,324	$1,242	$254

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2022 were:

Three Months Ended
March 31,
2022
Accruing:
Beginning balance	$1,927
Additions	—
Net payments	(471)
Net transfers from non-accrual	—
Ending balance	1,456
Non-accruing:
Beginning balance	1,506
Additions	—
Net payments	(163)
Charge-offs	—
Net transfers to accrual	—
Ending balance	1,343
Total troubled debt restructurings	$2,799

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the three months ended March 31, 2022. In addition, there was no commitment outstanding on troubled debt restructurings at December 31, 2022.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of March 31, 2023 and December 31, 2022:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

March 31, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$4,199	$27,423	$—	$—	$—	$—	$31,622
Residential real estate	—	—	—	—	—	—	—	—
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	34,245	34,245
Total	$5,541	$4,199	$27,423	$—	$—	$—	$34,245	$71,408

December 31, 2022	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,749	$28,210	$—	$—	$—	$—	$37,959
Residential real estate	—	—	—	237	422	220	—	879
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	26,034	26,034
Total	$5,541	$9,749	$28,210	$237	$422	$220	$26,034	$70,413

The following table presents the change in the balance of the reserve for unfunded commitments as of March 31, 2023 and 2022. The three months ended March 31, 2022 were accounted for under the incurred loss model.

	For the Three Months Ended
	March 31,
	2023	2022
Beginning balance	$4,203	$1,403
Provision for of unfunded commitments	113	599
Ending balance	$4,316	$2,002

Note 5—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$19,172	$23,744
Additions, net	1,116	1,984
Changes in fair value	656	(1,231)
Ending balance	$20,944	$24,497

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Loan portfolios serviced for:
SBA guaranteed loans	$1,512,586	$1,521,014
USDA guaranteed loans	210,002	211,150
Total	$1,722,588	$1,732,164

Loan servicing revenue totaled $3.4 million for the three months ended March 31, 2023 and 2022, for each period. Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in an upward valuation adjustment of $656,000 and a downward valuation adjustment of $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in prepayment speeds and discount rate assumptions have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may change over time. In addition, as loan sale premium pricing in the secondary market increases, the discount rate decreases which leads to a higher servicing asset valuation. Refer to Note 14—Fair Value Measurement for further details.

Note 6—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$4,717	$2,112
Net additions to OREO	55	309
Proceeds from sales of OREO	(764)	(225)
Gains on sales of OREO	35	76
Valuation adjustments	(331)	(51)
Ending balance	$3,712	$2,221

The balance of real estate owned included $2.2 million and $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, there were no recorded investments of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the three months ended March 31, 2023 or 2022.

Note 7—Leases

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates indicated:

	Balance Sheet Line Item	March 31, 2023	December 31, 2022
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,880	$11,352
Operating lease liability	Accrued interest payable and other liabilities	13,645	14,391

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At March 31, 2023, the weighted-average discount rate of operating leases was 2.08% and the weighted average remaining life of operating leases was 6.3 years, compared to 1.95% and 6.2 years as of December 31, 2022.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$623	$858
Short-term lease cost	69	37
Variable lease cost	412	469
Less: Sublease income	(156)	(127)
Total lease cost, net	$948	$1,237

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $855,000 and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded $313,000 and $1.3 million of right-of-use lease assets in exchange for operating lease liabilities for the three months ended March 31, 2023 and 2022, respectively.

The future minimum lease payments for operating leases, subsequent to March 31, 2023, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2023	$2,396
2024	3,185
2025	2,648
2026	2,047
2027	1,003
Thereafter	3,557
Total undiscounted lease payments	14,836
Less: Imputed interest	(1,191)
Net lease liabilities	$13,645

The Company’s rental expenses for the three months ended March 31, 2023 and 2022 were $1.1 million and $1.4 million, respectively.

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2027. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 8—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201
Amortization	—	(1,388)	(67)	—	(1,529)	(67)
Ending balance	$148,353	$7,498	$1,581	$148,353	$13,475	$2,134
Accumulated amortization	N/A	$47,968	$1,635	N/A	$41,991	$1,082
Weighted average remaining amortization period	N/A	4.5 Years	5.9 Years	N/A	4.7 Years	8.0 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2023:

Estimated Amortization
2023	$2,881
2024	2,286
2025	1,721
2026	1,157
2027	609
Thereafter	425
Total	$9,079

Note 9—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 25.7% and 22.0%, respectively. The Company recorded discrete income tax benefit of $134,000 and $1.1 million related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2023 and 2022, respectively.

Net deferred tax assets decreased to $64.9 million at March 31, 2023 compared to $68.2 million at December 31, 2022 primarily as a result of the change in unrealized losses on available-for-sale securities.

Note 10—Deposits

The composition of deposits was as follows as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Non-interest-bearing demand deposits	$1,952,045	$2,138,645
Interest-bearing checking accounts	560,837	592,098
Money market demand accounts	1,453,688	1,415,653
Other savings	590,231	625,798
Time deposits (below $250,000)	1,089,785	762,250
Time deposits ($250,000 and above)	166,066	160,677
Total deposits	$5,812,652	$5,695,121

There were $537.6 million and $251.5 million of brokered deposits included in time deposits below $250,000 at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the scheduled maturities of time deposits were:

Scheduled Maturities
2023	$905,863
2024	324,165
2025	13,798
2026	6,925
2027 and thereafter	5,100
Total	$1,255,851

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 15—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Other Borrowings

The following is a summary of the Company’s other borrowings as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Federal Home Loan Bank advances	$625,000	$625,000
Securities sold under agreements to repurchase	37,810	15,399
Line of credit	—	—
Total	$662,810	$640,399

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of March 31, 2023 and December 31, 2022, there were no outstanding advances under the Federal Reserve Bank discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 4—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

As of March 31, 2023, the Bank was participating in the BTFP with the Federal Reserve Bank, which provides liquidity to federally insured depository institutions. Under the terms of the BTFP, the Bank has posted certain securities with an aggregate value of $221.7 million to the Federal Reserve Bank of Chicago as collateral. Advances under the BTFP are limited to the value of eligible collateral posted. As of March 31, 2023, the Bank had all of the eligible collateral posted by the Bank remains eligible remaining for potential advances. The Bank did not borrow from the program during the three months ended March 31, 2023. Refer to Note 3 – Securities for additional discussion.

At March 31, 2023, the fixed-rate Federal Home Loan Bank (“FHLB”) advance totaled $25.0 million, with an interest rate of 4.86% and maturity in April 2023. Total variable rate advances were $600.0 million at March 31, 2023, with interest rates ranging from 4.70% to 5.05%, that may reset daily, with maturities between May 2023 and June 2023. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 3—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million and the maturity of the credit facility was extended to October 6, 2023. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2023 and December 31, 2022, the line of credit had no outstanding balance.

The Company hedges interest rates on certain borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 15—Derivative Instruments and Hedging Activities for additional discussion.

The following table presents short-term credit lines available for use as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Federal Home Loan Bank line	$1,933,073	$1,903,549
Federal Reserve Bank of Chicago discount window line	785,982	804,578
Bank Term Funding Program	221,726	N/A
Available federal funds lines	135,000	135,000

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Subordinated Notes and Junior Subordinated Debentures

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

As of March 31, 2023, the net liability outstanding of the subordinated notes was $73.7 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At March 31, 2023 and December 31, 2022, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount March 31, 2023	Aggregate Principal Amount December 31, 2022	Stated Maturity	Contractual Rate at March 31, 2023	Interest Rate Spread
Metropolitan Statutory Trust 1	$35,000	$35,000	March 17, 2034	7.70%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	6.65%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,558)	(7,662)
Total liability, at carrying value	$37,442	$37,338

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust 1, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (7.70% and 7.53% at March 31, 2023 and December 31, 2022, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $116,000 and $98,000 as of March 31, 2023 and December 31, 2022, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (6.65% and 6.55% at March 31, 2023 and December 31, 2022, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $30,000 as of March 31, 2023 and December 31, 2022.

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

Note 13—Commitments and Contingent Liabilities

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

Operating lease commitments—Refer to Note 7—Leases for discussion of operating lease commitments.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$267,040	$1,932,687	$2,199,727	$258,049	$1,821,175	$2,079,224
Letters of credit	521	61,004	61,525	536	61,328	61,864
Total	$267,561	$1,993,691	$2,261,252	$258,585	$1,882,503	$2,141,088

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 13.75% and maturities up to 2048.

Note 14—Fair Value Measurement

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2023 and 2022, all of the ratings derived by the Company were “BBB” or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$41,195	$41,195	$—	$—
U.S. Government agencies	130,866	—	130,866	—
Obligations of states, municipalities, and political subdivisions	63,578	—	63,578	—
Mortgage-backed securities; residential
Agency	589,310	—	589,310	—
Non-Agency	105,139	—	105,139	—
Mortgage-backed securities; commercial
Agency	157,297	—	157,297	—
Corporate securities	37,490	—	37,490	—
Asset-backed securities	39,512	—	39,512	—
Equity and other securities, at fair value
Mutual funds	2,555	2,555	—	—
Equity securities	5,784	—	5,154	630
Servicing assets	20,944	—	—	20,944
Derivative assets	55,491	—	55,491	—
Financial liabilities
Derivative liabilities	15,085	—	15,085	—

		Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$40,723	$40,723	$—	$—
U.S. Government agencies	130,364	—	130,364	—
Obligations of states, municipalities, and political subdivisions	61,876	—	61,876
Mortgage-backed securities; residential
Agency	595,796	—	595,796	—
Non-Agency	106,249	—	106,249	—
Mortgage-backed securities; commercial
Agency	157,030	—	157,030	—
Corporate securities	41,436	—	41,436	—
Asset-backed securities	40,957	—	40,957	—
Equity and other securities, at fair value
Mutual funds	2,518	2,518	—	—
Equity securities	5,471	—	4,805	666
Servicing assets	19,172	—	—	19,172
Derivative assets	65,342	—	65,342	—
Financial liabilities
Derivative liabilities	17,817	—	17,817	—

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2023	2022	2023	2022
	Investment Securities		Servicing Assets
Balance, beginning of period	$666	$686	$19,172	$23,744
Additions, net	—	—	1,116	1,984
Change in fair value	(36)	(11)	656	(1,231)
Balance, end of period	$630	$675	$20,944	$24,497

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2023:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	6.4% - 8.2%	7.4%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 33.0%	13.2%	Decrease
		Discount rate	4.8% - 51.6%	11.8%	Decrease
		Expected weighted average loan life	0.0 - 10.0 years	4.1 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Individually Evaluated Loans—The Company individually evaluates loans that do not share similar risk characteristics, including non-accrual loans. Specific allowance for credit losses is measured based on a discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Valuations of individually assessed loans that are collateral dependent are supported by third party appraisals in accordance with the Bank’s credit policy. Accordingly, individually evaluated loans are classified as Level 3.

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$25,321	$—	$—	$25,321
Construction, land development, and other land	4,343			4,343
Commercial and industrial	19,727	—	—	19,727
Assets held for sale	8,653	—	—	8,653
Other real estate owned	3,712	—	—	3,712

		Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$37,959	$—	$—	$37,959
Residential real estate	879	—	—	879
Construction, land development, and other land	5,541	—	—	5,541
Commercial and industrial	47,846	—	—	47,846
Assets held for sale	8,673	—	—	8,673
Other real estate owned	4,717	—	—	4,717

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2023		2022
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$52,725	$52,725	$62,274	$62,274
Interest bearing deposits with other banks	2	231,486	231,486	117,079	117,079
Securities held-to-maturity	2	2,704	2,681	2,705	2,672
Restricted stock	2	38,777	38,777	28,202	28,202
Loans held for sale	3	28,379	29,024	47,823	40,657
Loans and lease receivables, net (less impaired loans at fair value)	3	5,375,477	5,359,678	5,262,447	5,259,991
Accrued interest receivable	3	28,960	28,960	29,815	29,815
Financial liabilities
Non-interest-bearing deposits	2	1,952,045	1,952,045	2,138,645	2,138,645
Interest-bearing deposits	2	3,860,607	3,859,473	3,556,476	3,554,318
Accrued interest payable	2	9,126	9,126	4,494	4,494
Federal Home Loan Bank advances	2	625,000	625,000	625,000	625,000
Securities sold under repurchase agreement	2	37,810	37,810	15,399	15,399
Subordinated notes	2	73,735	71,084	73,691	70,925
Junior subordinated debentures	3	37,442	37,811	37,338	40,131

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 15—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$40,438	$—	$550,000	$47,249	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	577,363	15,053	(15,085)	545,346	18,093	(17,817)
Other credit derivatives	6,454	—	—	6,678	—	—
Total derivatives	$1,133,817	$55,491	$(15,085)	$1,102,024	$65,342	$(17,817)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $550.0 million as of March 31, 2023, and December 31, 2022. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2023, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $100.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of March 31, 2023, the $450.0 million pay-fixed interest rate swaps are comprised of four effective hedges totaling $350.0 million; $50.0 million forward-starting interest rate swap effective in May 2023; and $50.0 million forward-starting interest rate swap effective in September 2023. The two hedges comprising the $100.0 million receive-fixed forward -starting interest rate swaps became effective on April 1, 2023.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions was $2.0 million interest income and $210,000 interest expense during the three months ended March 31, 2023, and 2022, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of March 31, 2023, the Company estimates $15.5 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million has an effective date of May 2023 and $50.0 million has an effective date of June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and will begin amortizing on the effective dates. The gain will be amortized as a decrease to interest expense. The remaining balance related to previously terminated interest rate swaps designated as cash flow hedges was $15,000 as of December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of March 31, 2023:

Notional amounts	$550,000
Derivative assets fair value	40,438
Derivative liabilities fair value	—
Weighted average maturity	3.7 years

Receive rates are determined at the time the swaps become effective. As of March 31, 2023, the weighted average pay rates of the pay-fixed interest rate swaps were 1.04% and the weighted average receive rates for the four effective hedges of $350.0 million were 4.64%. As of March 31, 2023, the weighted average pay rates of the receive-fixed interest rate swaps were 7.44%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2023			March 31, 2022
	Amount of Gain Recognized in AOCI	Amount of Gain Reclassified from AOCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$194	$1,956	$—	$17,643	$(210)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $577.4 million as of March 31, 2023 with maturities ranging from May 2023 to May 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2023 and 2022, there were $472,000 and $1.1 million of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of March 31, 2023:

Notional amounts	$577,363
Derivative assets fair value	15,053
Derivative liabilities fair value	15,085
Weighted average pay rates	4.29%
Weighted average receive rates	5.45%
Weighted average maturity	5.4 years

Other derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. The total notional amount was $6.5 million and $6.7 million as of March 31, 2023 and December 31, 2022, respectively. Additionally, the Company enters into foreign currency contracts to manage foreign

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of March 31, 2023 and December 31, 2022. The fair values of the credit derivatives is reflected in other assets and liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Other interest rate derivatives	$(308)	$(282)
Other credit derivatives	—	(4)
Total	$(308)	$(286)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	March 31, 2023		December 31, 2022
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$55,491	$(15,085)	$65,342	$(17,817)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$55,491	$(15,085)	$65,342	$(17,817)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,281)	1,281	(43)	43
Collateral posted	(54,210)	—	(64,370)	0
Net credit exposure	$—	$(13,804)	$929	$(17,774)

As of March 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.1 million. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.3 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 1,550,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2023, there were 143,578 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards.

During 2023, the Company granted 273,152 shares of restricted common stock, par value $0.01 per share. Of this total, 201,569 restricted shares will vest ratably over three years on each anniversary of the grant date, 20,201 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 51,382 performance-based shares were granted. The number of performance-based shares which may be earned under the award is dependent upon the Company's total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2025, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the three months ended March 31, 2023:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2023	581,337	$22.93
Granted	273,152	24.90
Incremental performance shares vested	1,826
Vested	(160,720)	21.64
Forfeited	(2,491)	24.04
Ending balance outstanding at March 31, 2023	693,104	$23.98

A total of 160,720 restricted shares vested during the three months ended March 31, 2023. A total of 234,603 restricted shares vested during the year ended December 31, 2022. The fair value of restricted shares that vested during the three months ended March 31, 2023 was $4.0 million. The fair value of restricted shares that vested during the year ended December 31, 2022 was $5.9 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. The fair value of the total stock return performance-based awards granted in 2023 were calculated based on a Monte Carlo simulation, using expected volatilities between 38.11% and 39.80%, a risk-free rate of 4.42%, and a simulation term of 2.85 years. Based on the equal weighing of total stock return and return on average assets, the grant date fair value of the performance based awards was $25.20 per share. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total share-based compensation - restricted stock	$1,510	$1,264
Income tax benefit	406	343
Unrecognized compensation expense	14,416	13,525
Weighted-average amortization period remaining	2.5 years	2.9 years

The fair value of the unvested restricted stock awards at March 31, 2023 was $15.0 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 768,564 shares remain outstanding under the BYB Plan at March 31, 2023.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at March 31, 2023.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2023:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2023	768,564	$11.31	$8,960	2.5
Exercised	—
Expired	—
Ending balance outstanding at March 31, 2023	768,564	$11.31	$7,922	2.2
Exercisable at March 31, 2023	768,564	$11.31	$7,922	$2.2

No stock options were exercised during the three months ended March 31, 2023. A total of 568,484 stock options were exercised during the year ended December 31, 2022, with proceeds of $470,000 and a related tax benefit of $2.3 million. No stock options vested during the three months ended March 31, 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not recognize any stock option compensation expense during three months ended March 31, 2023 or 2022. There was no unrecognized stock option compensation expenses as of March 31, 2023.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2023:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2023	162,288	$11.66	$1,836	2.5
Exercised	—
Expired	—
Ending balance outstanding at March 31, 2023	162,288	$11.66	$1,617	2.2
Exercisable at March 31, 2023	162,288	$11.66	$1,617	2.2

No stock options were exercised during the three months ended March 31, 2023. A total of 7,559 stock options were exercised during the year ended December 31, 2022, proceeds of which were $80,000 and a related tax benefit of $25,000. No stock options vested during the three months ended March 31, 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 930,852 and 1,251,251 shares of common stock were outstanding as of March 31, 2023 and 2022, respectively. There were 693,104 and 756,457 restricted stock awards outstanding at March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net income	$23,945	$22,311
Less: Dividends on preferred shares	—	196
Net income available to common stockholders	$23,945	$22,115
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	36,955,085	37,123,161
Incremental shares	584,827	919,661
Weighted-average common stock outstanding (dilutive)	37,539,912	38,042,822
Basic earnings per common share	$0.65	$0.60
Diluted earnings per common share	$0.64	$0.58

Note 18—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,728,037	39,518,702
Shares outstanding	37,713,427	37,492,775
Treasury shares	2,014,610	2,025,927

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

For the three months ended March 31, 2022, we declared and paid dividends on the Series B preferred stock of $196,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock, and on July 27, 2021, our Board of Directors authorized an expansion of the stock repurchase program. Under the extended program, we were authorized to repurchase an additional 1,250,000 shares of our outstanding common stock. This repurchase program expired on December 31, 2022.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2023 until December 31, 2023 unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements.

We did not purchase any shares under the stock repurchase program during the three months ended March 31, 2023. We purchased 282,819 shares at a cost of $7.6 million under this program during the three months ended March 31, 2022.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2023 and 2022, cash dividends were declared and paid to stockholders of record of the Company's common stock of $0.09 per share, respectively.

On April 25, 2023, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on May 23, 2023 to stockholders of record of the Company’s common stock as of May 9, 2023.

Note 19—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	13,010	(61,096)	(48,086)
Balance, March 31, 2022	$15,827	$(72,215)	$(56,388)

Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	(1,291)	10,699	9,408
Balance, March 31, 2023	$33,024	$(141,166)	$(108,142)

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
•
demand for loan products and deposit flows;
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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 7, 2023, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors, and to consumers who generally live or work near our branches. We offer online accounting opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of Small Business Administration (“SBA”) loans as of March 31, 2023.

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provision for credit losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses, and other miscellaneous operating costs.

We reported consolidated net income of $23.9 million for the three months ended March 31, 2023, compared to net income of $22.3 million for the three months ended March 31, 2022, an increase of $1.6 million. The increase in net income was attributable to higher net interest income, offset by higher non-interest expense and lower non-interest income. The increase in net interest income was driven by higher yields on loans and leases and growth in the loan and lease portfolio. The increase in non-interest expense was primarily driven by increase loan and lease related expenses and increases in salaries and employee benefits. The decrease in non-interest income was primarily driven by decreases in net gains on sales of loans, due to lower volume of loans sold.

Dividends declared and paid on preferred shares were $196,000 for the three months ended March 31, 2022. Dividends declared on common shares were $3.4 million for each of three months ended March 31, 2023 and 2022, respectively. Dividends paid on common shares were $3.3 million for each of three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, net income available to common stockholders was $23.9 million, or $0.65 per basic and $0.64 per diluted common share, and $22.1 million, or $0.60 per basic and $0.58 per diluted common share, respectively.

Our results of operations for the three months ended March 31, 2023 and 2022 yielded an annual return on average assets of 1.32% and 1.35% and a return on average stockholders’ equity of 12.38% and 10.87%, respectively.

As of March 31, 2023, we had consolidated total assets of $7.5 billion, total gross loans and leases outstanding of $5.5 billion, total deposits of $5.8 billion, and total stockholders’ equity of $795.7 million.

Inland Bancorp, Inc. Merger

On November 30, 2022 we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of Inland Bancorp, Inc., a Maryland corporation ("Inland Bancorp"), and Inland Bancorp's wholly owned bank subsidiary, Inland Bank and Trust, an Illinois chartered bank. As of March 31, 2023, Inland Bancorp had $1.2 billion in total assets, $881.8 million of loans, and $967.4 million of total deposits. The consideration to be paid by the Company will consist of approximately $22.9 million in cash with the remainder in shares of Byline common stock (currently estimated at approximately 6.4 million shares). We have received all required approvals and the merger is expected to close on or about June 1, 2023.

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

These critical accounting policies and estimates include (i) the carrying value of loans and leases, (ii) determining the provision and allowance for credit losses, (iii) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (iv) the determination of fair value for financial instruments and (v) the valuation of or recognition of deferred tax assets and liabilities.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, that we filed with the SEC on March 7, 2023.

Carrying Value of Loans and Leases

Our accounting methods for loans and leases differ depending on whether they are new or acquired loans and leases; and for acquired loans, whether the loans were acquired at a discount as a result of credit deterioration since the date of origination.

Originated Loans and Leases

We account for originated loans and leases and purchased loans and leases not acquired through business combinations as originated loans and leases. Newly originated loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any allowance for credit losses, unamortized deferred fees and costs, and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the loan origination process are deferred and amortized to interest income over the contractual lives of the new loans using methods that approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the new loans using methods that approximate the effective yield method. Interest income on new loans is accrued based on the unpaid principal balance outstanding. Additionally, once an acquired loan reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

Purchased credit deteriorated loans and leases

Purchased credit deteriorated ("PCD") loans are loans that have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The difference between the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

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

The ACL is maintained at a level management believes is sufficient to provide for current expected credit losses based upon an ongoing review of the loan and lease portfolios by portfolio category, which includes consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, reasonable and supportable forecasts, and evaluation of prevailing economic conditions. We use risk ratings as credit indicators to classify loans and leases into pools and to estimate loss rates for each of the loan and lease pools. Additional information about these policies can be found in Note 4 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2023, included in this report.

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

Management also considers qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history. Each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan portfolio and is monitored quarterly. All acquired loans and leases and originated loans and leases of $500,000 or greater with an internal risk rating of substandard or below, or on nonaccrual, as well as loans classified as TDR, are reviewed individually for impairment on a quarterly basis.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities that represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions, and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans. The Company also evaluates its held-to-maturity debt securities for current expected credit losses.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 5 and Note 14 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2023, included in this report, for additional information.

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

See Note 14 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2023, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. See Note 11 of the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for further information on income taxes.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2023, which are included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our consolidated financial statements as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance, and the final condition and performance of comparable financial institutions in our region. Comparison of our financial performance against other financial institutions is impacted by the accounting for acquired non‑credit-deteriorated and purchased credit deteriorated loans.

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

Selected Financial Data

	As of or for the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2023	2022
Summary of Operations
Common Share Data
Basic earnings per common share	$0.65	$0.60
Diluted earnings per common share	$0.64	$0.58
Adjusted diluted earnings per share(1)(3)	$0.65	$0.58
Weighted-average common shares outstanding (basic)	36,955,085	37,123,161
Weighted-average common shares outstanding (diluted)	37,539,912	38,042,822
Common shares outstanding	37,713,427	37,811,582
Cash dividends per common share	$0.09	$0.09
Dividend payout ratio on common stock	14.06%	15.52%
Tangible book value per common share(1)	$16.92	$16.52
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1)(4)	4.39%	3.82%
Average cost of deposits	1.15%	0.08%
Efficiency ratio(2)	52.10%	54.96%
Adjusted efficiency ratio(1)(2)(3)	51.54%	54.96%
Non-interest expense to average assets	2.69%	2.69%
Adjusted non-interest expense to average assets(1)(3)	2.67%	2.69%
Return on average stockholders' equity	12.38%	10.87%
Adjusted return on average stockholders' equity(1)(3)	12.62%	10.87%
Return on average assets	1.32%	1.35%
Adjusted return on average assets(1)(3)	1.35%	1.35%
Non-interest income to total revenues(1)	16.67%	24.85%
Pre-tax pre-provision return on average assets(1)	2.32%	2.03%
Adjusted pre-tax pre-provision return on average assets(1)	2.35%	2.03%
Return on average tangible common stockholders' equity(1)	16.20%	14.36%
Adjusted return on average tangible common stockholders' equity(1)(3)	16.49%	14.36%
Non-interest-bearing deposits to total deposits	33.58%	41.26%
Loans and leases held for sale and loans and leases held for investment to total deposits	95.37%	87.31%
Deposits to total liabilities	86.31%	91.47%
Deposits per branch	$152,965	$125,684
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.84%	0.42%
ACL to total loans and leases held for investment, net before ACL	1.64%	1.24%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.09%	0.05%
Capital Ratios
Common equity to total assets	10.57%	11.54%
Tangible common equity to tangible assets(1)	8.66%	9.36%
Leverage ratio	10.46%	10.70%
Common equity tier 1 capital ratio	10.27%	10.75%
Tier 1 capital ratio	10.90%	11.49%
Total capital ratio	13.19%	13.72%
(1)
Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)
Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.
(3)
Calculation excludes impairment charges on assets held for sale and merger-related expenses.
(4)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $23.9 million for the three months ended March 31, 2023 compared to net income of $22.3 million for the three months ended March 31, 2022, an increase of $1.6 million. The increase in net income was primarily attributable to a $17.0 million increase in net interest income, offset by a $4.2 million increase in non-interest expense and a $4.3 million decrease in non-interest income.

The increase in net interest income during the three months ended March 31, 2023 was mainly a result of higher yields and increased average loan and leases balances. The increase in non-interest expense was mainly a result of increased loan and lease related expenses, and higher salaries and employee benefits. The decrease in non-interest income was principally driven by lower new gains on sales of loans, due to lower volume of loans sold.

Net income available to common stockholders was $23.9 million, or $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2023 compared to $22.1 million, or $0.60 per basic and $0.58 per diluted common share, for the three months ended March 31, 2022. Dividends on preferred shares were $196,000 for the three months ended March 31, 2022.

Our annualized return on average assets was 1.32% for the three months ended March 31, 2023 compared to 1.35% for the three months ended March 31, 2022. Our annualized return on average stockholders’ equity was 12.38% for the three months ended March 31, 2023 compared to 10.87% for the three months ended March 31, 2022. Our efficiency ratio was 52.10% for the three months ended March 31, 2023 compared to 54.96% for the three months ended March 31, 2022.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated notes, Federal Home Loan Bank advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. As of March 31, 2023, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.3% of our total loan and lease portfolio compared to 1.4% at December 31, 2022.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$97,578	$442	1.84%	$74,822	$29	0.16%
Loans and leases(1)	5,484,372	92,343	6.83%	4,670,070	55,426	4.81%
Taxable securities	1,275,377	6,431	2.04%	1,339,345	5,475	1.66%
Tax-exempt securities(2)	151,817	994	2.65%	169,652	1,124	2.69%
Total interest-earning assets	$7,009,144	$100,210	5.80%	$6,253,889	$62,054	4.02%
Allowance for credit losses - loans and leases	(84,321)			(55,885)
All other assets	420,328			507,982
TOTAL ASSETS	$7,345,151			$6,705,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$606,008	$2,494	1.67%	579,297	$178	0.12%
Money market accounts	1,465,677	7,728	2.14%	1,255,431	474	0.15%
Savings	613,590	227	0.15%	649,269	76	0.05%
Time deposits	966,409	5,849	2.45%	662,080	359	0.22%
Total interest-bearing deposits	3,651,684	16,298	1.81%	3,146,077	1,087	0.14%
Other borrowings	573,433	5,852	4.14%	290,545	395	0.55%
Federal funds purchased	2,778	36	5.30%	—	—	0.00%
Subordinated notes and debentures	111,101	2,098	7.66%	110,490	1,600	5.87%
Total borrowings	687,312	7,986	4.71%	401,035	1,995	2.02%
Total interest-bearing liabilities	$4,338,996	$24,284	2.27%	$3,547,112	$3,082	0.35%
Non-interest-bearing demand deposits	2,076,613			2,248,035
Other liabilities	145,253			78,678
Total stockholders’ equity	784,289			832,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,345,151			$6,705,986
Net interest spread(3)			3.53%			3.67%
Net interest income, fully taxable equivalent		$75,926			$58,972
Net interest margin, fully taxable equivalent(2)(4)			4.39%			3.82%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		208	0.01%		236	0.01%
Net interest income		$75,718			$58,736
Net interest margin(4)			4.38%			3.81%

Net loan accretion impact on margin		$729	0.04%		$1,476	0.10%

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

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$103	$310	$413
Loans and leases(1)	13,656	23,261	36,917
Taxable securities	(299)	1,255	956
Tax-exempt securities	(113)	(17)	(130)
Total interest income	$13,347	$24,809	$38,156
Interest expense
Deposits
Interest checking	$102	$2,214	$2,316
Money market accounts	1,094	6,160	7,254
Savings	(9)	160	151
Time deposits	1,849	3,641	5,490
Total interest-bearing deposits	3,036	12,175	15,211
Other borrowings	2,885	2,572	5,457
Federal funds purchased	36	—	36
Subordinated notes and debentures	10	488	498
Total borrowings	2,931	3,060	5,991
Total interest expense	$5,967	$15,235	$21,202
Net interest income, fully taxable equivalent	$7,380	$9,574	$16,954
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2023 was $75.7 million compared to $58.7 million during the same period in 2022, an increase of $17.0 million, or 28.9%. Interest income increased $38.2 million, or 61.8%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily a result of higher yields on loans and leases and growth in the loan and lease portfolio. Interest expense increased by $21.2 million for the three months ended March 31, 2023 compared to the same period in 2022 mostly due to higher rates paid on interest-bearing deposits and growth in the average balance of deposits and other borrowings.

The net interest margin for the three months ended March 31, 2023 was 4.38%, an increase of 57 basis points compared to 3.81% for the three months ended March 31, 2022. The primary drivers of the increase for the three month period was increased yields on loans and leases due to the rising interest rate environment, and increases in the average balances of interest-earning assets.

Net loan accretion income was $729,000 for the three months ended March 31, 2023 and $1.5 million for the three months ended March 31, 2022, a decrease of $747,000, or 50.6%. Total net loan accretion on acquired loans contributed four basis points to the net interest margin for the three months ended March 31, 2023 compared to 10 basis points for the three months ended March 31, 2022.

Provision for Credit Losses

The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loss reserves. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The ACL is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs.

Provision for credit losses was $9.8 million for the three months ended March 31, 2023, compared to $5.0 million for the three months ended March 31, 2022, an increase of $4.8 million. For the three months ended March 31, 2023, the provision for credit losses is comprised of a provision for loan and lease losses of $9.7 million and a provision for unfunded commitments of $113,000. The change in provision was driven by increases in non-performing loans that were individually evaluated for impairment, changes in expected losses in the collectively assessed portfolio driven by macro-economic factors, and growth in the loan and lease portfolio.

The ACL - loans and leases as a percentage of loans and leases was 1.64% and 1.51% at March 31, 2023 and December 31, 2022, respectively.

Non-Interest Income

Non-interest income was $15.1 million for the three months ended March 31, 2023 compared to $19.4 million for the three months ended March 31, 2022, a decrease of $4.3 million, or 22.0%. The decrease was primarily due to a decrease in net gains on sales of loans.

	Three Months Ended March 31,		QTD 2023 Compared to 2022
	2023	2022	$ Change	% Change
Fees and service charges on deposits	$2,120	$1,884	$236	12.5%
Loan servicing revenue	3,380	3,380	—	0.00%
Loan servicing asset revaluation	656	(1,231)	1,887	NM
ATM and interchange fees	1,063	1,049	14	1.3%
Change in fair value of equity securities, net	350	(151)	501	NM
Net gains on sales of loans	5,148	10,827	(5,679)	(52.5)%
Wealth management and trust income	924	1,048	(124)	(11.9)%
Other non-interest income	1,504	2,620	(1,116)	(42.6)%
Total non-interest income	$15,145	$19,426	$(4,281)	(22.0)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase is due to increases in deposits and changes to the fee structure.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2023 and 2022. At March 31, 2023 and 2022, the outstanding balance of guaranteed loans serviced was $1.7 billion for each period.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had an upward adjustment of $656,000 and a downward adjustment of $1.2 million for the three months ended March 31, 2023 and 2022, respectively, a change of $1.9 million. Changes in the revaluations were mainly due to improved secondary market conditions lowering the discount rate.

Net gains on sales of loans were $5.1 million for the three months ended March 31, 2023 compared to $10.8 million for the three months ended March 31, 2022, a decrease of $5.7 million, or 52.5%, driven by lower volume of government guaranteed loans available for sale. We sold $72.2 million of U.S. government guaranteed loans during the three months ended March 31, 2023 compared to $102.3 million during the three months ended March 31, 2022.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $924,000 for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022, a decrease of $124,000 or 11.9%. Assets under administration were $573.7 million and $589.1 million as of March 31, 2023 and 2022, respectively.

Other non-interest income was $1.5 million for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022, a decrease of $1.1 million or 42.6%. The primary driver was a decrease in swap fee income.

Non-Interest Expense

Non-interest expense was $48.8 million for the three months ended March 31, 2023 compared to $44.6 million for the three months ended March 31, 2022, an increase of $4.2 million, or 9.5%. The increase was primarily due to higher loan and lease related expenses and higher salaries and employee benefits.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		QTD 2023 Compared to 2022
	2023	2022	$ Change	% Change
Salaries and employee benefits	$30,394	$28,959	$1,435	5.0%
Occupancy and equipment expense, net	4,444	5,128	(684)	(13.3)%
Impairment charge on assets held for sale	20	—	20	NM
Loan and lease related expenses	963	(891)	1,854	NM
Legal, audit and other professional fees	3,114	2,600	514	19.8%
Data processing	3,783	3,186	597	18.7%
Net (gain) loss recognized on other real estate owned and other related expenses	(103)	54	(157)	NM
Other intangible assets amortization expense	1,455	1,596	(141)	(8.8)%
Other non-interest expense	4,730	3,923	807	20.6%
Total non-interest expense	$48,800	$44,555	$4,245	9.5%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $30.4 million for the three months ended March 31, 2023 compared to $29.0 million for the three months ended March 31, 2022, an increase of $1.4 million, or 5.0%. The increase was primarily a result of merit increases and lower deferred costs.

Occupancy and equipment expense was $4.4 million for the three months ended March 31, 2023 compared to $5.1 million for the three months ended March 31, 2022, a decrease of $684,000 or 13.3%. The decrease was a result of lower rent and building maintenance expense.

Loan and lease related expenses were $963,000 for the three months ended March 31, 2023 compared to credit of $891,000 for the three months ended March 31, 2022, an increase of $1.9 million. The increase was primarily driven by growth in the loan and lease portfolio and a recapture of government guaranteed loan expenses during the first quarter of 2022.

Legal, audit, and other professional fees were $3.1 million for the three months ended March 31, 2023 compared to $2.6 million for the three months ended March 31, 2022, an increase of $514,000, or 19.8%. The increase was driven by increases in legal fees related to merger-related activity, other professional fees and outside services.

Data processing was $3.8 million for the three months ended March 31, 2023, compared to $3.2 million for the three months ended March 31, 2022, an increase of $597,000 or 18.7%. The increases were driven by increased software licensing costs and merger-related data processing expenses.

Net gain/loss recognized on other real estate owned and other related expenses was a $103,000 gain for the three months ended March 31, 2023, compared to a $54,000 loss for the three months ended March 31, 2022, a decrease of $157,000. These decreases were primarily due to lower real estate taxes and property management expenses due to fewer OREO properties.

Other non-interest expense was $4.7 million for the three months ended March 31, 2023 compared to $3.9 million for the three months ended March 31, 2022, an increase of $807,000 or 20.6%. The increase was mostly due to increases in regulatory assessments and other general expenses in the first quarter of 2023.

Our efficiency ratio was 52.10% for the three months ended March 31, 2023 compared to 54.96% for the three months ended March 31, 2022. The change in our efficiency ratio for the three months ended March 31, 2023 was driven by higher revenues. Our adjusted efficiency ratio was 51.54% for the three months ended March 31, 2023 compared to 54.96% for the three months ended March 31, 2022.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2023 totaled $8.3 million compared to $6.3 million for the three months ended March 31, 2022, an increase of $2.0 million, or 31.6%. The increase in income tax expense was principally due to higher net income before provision for income taxes. Our effective tax rate was 25.7% for the three months ended March 31, 2023 and 22.0% for the three months ended March 31, 2022. The increase in the effective tax rate was due to tax benefits related to share-based compensation taken during the three months ended March 31, 2022.

We expect our effective tax rate for 2023 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $167.4 million, or 2.3%, to $7.5 billion at March 31, 2023 compared to $7.4 billion at December 31, 2022. The increase in total assets includes an increase of $94.1 million, or 1.7%, in loans and leases from $5.4 billion at December 31, 2022 to $5.5 billion at March 31, 2023. Our originated loan and lease portfolio increased by $122.2 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $28.1 million. The increase in our originated portfolio was primarily attributed to growth in commercial real estate, commercial and industrial, and leases. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial real estate.

Total liabilities increased by $137.6 million, or 2.1%, to $6.7 billion at March 31, 2023 compared to $6.6 billion at December 31, 2022. Total deposits increased by $117.5 million, or 2.1%, driven by growth in time deposits and money market accounts, partly offset by a decreases in non-interest bearing deposits. Other borrowings increased by $22.4 million, or 3.5%, due to increases to securities sold under agreements to repurchase.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2023 or December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $10.0 million, or 0.9%, and were $1.2 billion at December 31, 2022 and at March 31, 2023. The decrease was mainly attributed to proceeds from paydowns and maturities offset by an increase in market value.

At March 31, 2023, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $2.7 million at March 31, 2023 and at December 31, 2022.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,473	$41,195	$42,430	$40,723
U.S. Government agencies	149,595	130,866	150,524	130,364
Obligations of states, municipalities, and political subdivisions	68,165	63,578	68,019	61,876
Residential mortgage-backed securities
Agency	690,793	589,310	707,157	595,796
Non-agency	128,738	105,139	130,654	106,249
Commercial mortgage-backed securities
Agency	189,871	157,297	191,172	157,030
Corporate securities	42,784	37,490	45,302	41,436
Asset-backed securities	41,281	39,512	43,085	40,957
Total available-for-sale	$1,353,700	$1,164,387	$1,378,343	$1,174,431
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,704	$2,681	$2,705	$2,672
Total held-to-maturity	$2,704	$2,681	$2,705	$2,672

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2023, we evaluated the securities which had an unrealized loss for credit losses and determined there were none. There were 268 available-for-sale investment securities with unrealized losses at March 31, 2023. There were three securities held-to-maturity with unrealized losses at March 31, 2023. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2023
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$42,473	2.35%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	47,582	1.41%	94,953	1.90%	7,060	3.83%
Obligations of states, municipalities, and political subdivisions	2,556	2.48%	15,841	2.78%	11,315	3.19%	38,453	2.28%
Residential mortgage- backed securities
Agency	65	1.38%	16,752	1.66%	78,324	1.56%	595,652	1.47%
Non-agency	—	0.00%	—	0.00%	—	0.00%	128,738	2.14%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,531	1.63%	176,340	2.05%
Corporate securities	—	0.00%	9,226	3.90%	33,558	3.75%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	41,281	4.97%	—	0.00%
Total available-for-sale	$2,621	2.45%	$131,874	2.08%	$272,962	2.54%	$946,243	1.72%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,546	2.62%	$1,158	2.75%	$—	0.00%	$—	0.00%
Total held-to-maturity	$1,546	2.62%	$1,158	2.75%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

As of March 31, 2023, and December 31, 2022, investment securities indexed to LIBOR were $36.7 million and $43.5 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $43.7 million at March 31, 2023, a decrease of $96,000 from December 31, 2022.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2023 or December 31, 2022.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2023 and December 31, 2022, we held $38.8 million and $28.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2023 and December 31, 2022.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2023 and December 31, 2022 were $5.5 billion and $5.4 billion, respectively, an increase of $94.1 million, or 1.7%. Originated loans and leases were $5.3 billion at March 31, 2023, an increase of $122.2 million, or 2.4%, compared to $5.1 billion at December 31, 2022. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $262.4 million at March 31, 2023, a decrease of $28.1 million, or 9.7%, compared to $290.5 million at December 31, 2022. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-credit-deteriorate loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of March 31, 2023, the loan portfolio included $416.8 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 16.6% retail trade, 14.0% accommodation and food services, and 12.1% manufacturing. The following table shows our allocation of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,749,808	31.7%	$1,712,152	31.6%
Residential real estate	441,291	8.0%	426,226	7.9%
Construction, land development, and other land	446,763	8.1%	438,617	8.1%
Commercial and industrial	2,061,267	37.4%	2,030,616	37.5%
Installment and other	1,603	0.0%	1,410	0.0%
Leasing financing receivables	552,174	10.0%	521,689	9.6%
Total originated loans and leases	$5,252,906	95.2%	$5,130,710	94.7%
Purchased credit deteriorated loans
Commercial real estate	$39,000	0.7%	$45,143	0.8%
Residential real estate	30,070	0.6%	32,228	0.6%
Construction, land development, and other land	345	0.0%	372	0.0%
Commercial and industrial	1,745	0.0%	2,192	0.0%
Installment and other	134	0.0%	140	0.0%
Total purchased credit deteriorated loans	$71,294	1.3%	$80,075	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$140,576	2.6%	$152,193	2.8%
Residential real estate	27,975	0.5%	31,508	0.6%
Commercial and industrial	20,793	0.4%	24,266	0.5%
Installment and other	85	0.0%	209	0.0%
Leasing financing receivables	1,703	0.0%	2,297	0.0%
Total acquired non-credit-deteriorated loans and leases	$191,132	3.5%	$210,473	3.9%
Total loans and leases	$5,515,332	100.0%	$5,421,258	100.0%
Allowance for credit losses - loans and leases	(90,465)		(81,924)
Total loans and leases, net of allowance for credit losses - loans and leases	$5,424,867		$5,339,334

Loans collateralized by real estate comprised 52.2% and 52.4% of the loan and lease portfolio at March 31, 2023 and December 31, 2022, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2023 and December 31, 2022 and totaled $1.9 billion, or 67.1% of real estate loans and 35.0% of the total loan and lease portfolio at March 31, 2023. At December 31, 2022, commercial real estate loans totaled $1.9 billion and comprised 67.3% of real estate loans and 35.2% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $45.1 million as of December 31, 2022 to $39.0 million as of March 31, 2023, a decrease of $6.1 million, or 13.6%. At March 31, 2023 and December 31, 2022, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 306.9% and 313.9%, respectively. Non-owner occupied commercial real estate loans were $764.1 million and $736.7 million, or 86.4% and 86.5% of total capital, at March 31, 2023 and December 31, 2022, respectively.

Residential real estate loans totaled $499.3 million at March 31, 2023 compared to $490.0 million at December 31, 2022, an increase of $9.3 million, or 1.9%. The residential real estate loan portfolio comprised 17.4% and 17.2% of real estate loans as of March 31, 2023 and December 31, 2022, respectively, and 9.1% and 9.0% of total loans and leases at March 31, 2023 and December 31, 2022, respectively. Purchased credit deteriorated residential real estate loans decreased from $32.2 million at December 31, 2022 to $30.1 million at March 31, 2023, a decrease of $2.2 million, or 6.7%.

Construction, land development, and other land loans totaled $447.1 million at March 31, 2023 compared to $439.0 million at December 31, 2022, an increase of $8.1 million, or 1.8%. The construction, land development and other land loan portfolio comprised 15.5% of real estate loans at March 31, 2023 and December 31, 2022, and 8.1% of the total loan and lease portfolio at March 31, 2023 and December 31, 2022.

Commercial and industrial loans totaled $2.1 billion at March 31, 2023 and December 31, 2022, respectively, an increase of $26.8 million, or 1.3%. The commercial and industrial loan portfolio comprised 37.8% and 38.0% of the total loan and lease portfolio at March 31, 2023 and December 31, 2022, respectively.

Lease financing receivables comprised 10.0% and 9.7% of the loan and lease portfolio at March 31, 2023 and December 31, 2022, respectively. Total lease financing receivables were $553.9 million and $524.0 million at March 31, 2023 and December 31, 2022, respectively, an increase of $29.9 million, or 5.7%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2023 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$58,215	$164,946	$640,619	$264,918	$295,822	$147,724	$10,558	$167,006	$1,749,808
Residential real estate	10,774	16,070	104,022	85,551	47,277	109,795	64,357	3,445	441,291
Construction, land development, and other land	10,794	139,098	9,751	253,486	26,143	7,491	—	—	446,763
Commercial and industrial	28,551	374,331	278,368	922,759	148,279	267,575	32,786	8,618	2,061,267
Installment and other	332	—	667	383	221	—	—	—	1,603
Leasing financing receivables	15,800	—	481,558	—	54,816	—	—	—	552,174
Total originated loans and leases	$124,466	$694,445	$1,514,985	$1,527,097	$572,558	$532,585	$107,701	$179,069	$5,252,906
Purchased credit deteriorated loans
Commercial real estate	$17,754	$—	$17,330	$2,174	$740	$565	$143	$294	$39,000
Residential real estate	4,997	37	10,327	557	6,755	478	5,174	1,745	30,070
Construction, land development, and other land	289	—	56	—	—	—	—	—	345
Commercial and industrial	1	78	1,662	4	—	—	—	—	1,745
Installment and other	—	—	26	—	108	—	—	—	134
Total purchased credit deteriorated loans	$23,041	$115	$29,401	$2,735	$7,603	$1,043	$5,317	$2,039	$71,294
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$13,222	$1,802	$63,516	$13,493	$17,060	$8,702	$2,558	$20,223	$140,576
Residential real estate	7,912	3,641	7,062	772	132	2,511	744	5,201	27,975
Commercial and industrial	2,416	136	6,969	9,472	291	1,134	—	375	20,793
Installment and other	20	57	8	—	—	—	—	—	85
Leasing financing receivables	594	—	1,109	—	—	—	—	—	1,703
Total acquired non-credit-deteriorated loans and leases	$24,164	$5,636	$78,664	$23,737	$17,483	$12,347	$3,302	$25,799	$191,132
Total loans and leases	$171,671	$700,196	$1,623,050	$1,553,569	$597,644	$545,975	$116,320	$206,907	$5,515,332

At March 31, 2023, 45.5% of the loan and lease portfolio bears interest at fixed rates and 54.5% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of March 31, 2023, we had $572.1 million in loans indexed to LIBOR and $1.1 billion in loans indexed to SOFR.

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

Total ACL was $90.5 million at March 31, 2023 compared to $81.9 million at December 31, 2022, an increase of $8.5 million, or 10.4%. The increase was primarily due to increases in specific reserves related to loans individually evaluated for impairment. Total ACL to total loans and leases held for investment, net before ACL, was 1.64% and 1.51% of total loans and leases at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, approximately $38.5 million of the ACL was allocated to unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Provision/(recapture) for PCD loans	(560)	(278)	(3)	(10)	—	—	(851)
Provision/(recapture) for acquired non-credit-deteriorated loans	(865)	(158)	(1)	(346)	—	(10)	(1,380)
Provision/(recapture) for originated loans	306	(17)	368	11,159	(2)	129	11,943
Total provision/(recapture)	$(1,119)	$(453)	$364	$10,803	$(2)	$119	$9,712
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(966)	(9)	—	(1,790)	—	(304)	(3,069)
Total charge-offs	$(966)	$(9)	$—	$(1,790)	$—	$(304)	$(3,069)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—		—	—	—
Recoveries for originated loans	762	1	—	947	3	185	1,898
Total recoveries	$762	$1	$—	$947	$3	$185	$1,898
Net charge-offs (recoveries)	(204)	(8)	—	(843)	3	(119)	(1,171)
Balance at March 31, 2023	24,738	2,679	3,498	51,849	25	7,676	90,465
Ending ACL Balances
PCD loans	591	396	10	36	2	—	1,035
Acquired non-credit-deteriorated loans	2,871	138	—	883	1	24	3,917
Originated loans	21,276	2,145	3,488	50,930	22	7,652	85,513
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Loans individually evaluated for impairment	$6,302	$—	$1,198	$14,518	$—	$—	$22,018
Loans collectively evaluated for impairment	18,436	2,679	2,300	37,331	25	7,676	68,447
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Loans and leases ending balance
Loans individually evaluated for impairment	$31,622	$—	$5,541	$34,245	$—	$—	$71,408
Loans collectively evaluated for impairment	1,897,762	499,336	441,567	2,049,560	1,822	553,877	5,443,924
Total loans and leases at March 31, 2023, gross	$1,929,384	$499,336	$447,108	$2,083,805	$1,822	$553,877	$5,515,332
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.02%	0.00%	0.00%	0.06%	0.00%	0.01%	0.09%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.57%	0.00%	0.10%	0.62%	0.00%	0.00%	1.29%
Loans collectively evaluated for impairment	34.41%	9.05%	8.01%	37.16%	0.03%	10.04%	98.70%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(155)	(7)	(2)	(3)	—	—	(167)
Provision/(recapture) for acquired non-impaired loans and leases	(1,149)	11	—	(962)	—	(21)	(2,121)
Provision/(recapture) for originated loans	4,088	509	596	1,423	1	666	7,283
Total provision/(recapture)	$2,784	$513	$594	$458	$1	$645	$4,995
Charge-offs for acquired impaired loans	—	—	—	-	—	—	—
Charge-offs for acquired non-impaired loans and leases	—	—	—	-	—	—	—
Charge-offs for originated loans and leases	(240)	—	—	(463)	—	(363)	(1,066)
Total charge-offs	$(240)	$—	$—	$(463)	$—	$(363)	$(1,066)
Recoveries for acquired impaired loans	—	2	—	26	—	—	28
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	16	16
Recoveries for originated loans and leases	244	2	—	94	—	133	473
Total recoveries	$244	$4	$—	$120	$—	$149	$517
Less: Net charge-offs	(4)	(4)	—	343	—	214	549
Acquired impaired loans	1,655	1,001	1	387	2	—	3,046
Acquired non-impaired loans and leases	2,201	36	-	1,861	1	43	4,142
Originated loans and leases	15,850	1,108	1,115	30,996	7	3,194	52,270
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458
Ending ALLL balance
Acquired impaired loans	$1,655	$1,001	$1	$387	$2	$—	$3,046
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	7,731	6	—	13,002	—	—	20,739
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	10,320	1,138	1,115	19,855	8	3,237	35,673
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458
Loans and leases ending balance
Acquired impaired loans	$67,092	$47,347	$1,357	$3,792	$163	$—	$119,751
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	36,805	2,190	—	32,457	—	—	71,452
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,675,468	445,183	351,715	1,739,622	1,193	384,684	4,597,865
Total loans and leases at March 31, 2022, gross	$1,779,365	$494,720	$353,072	$1,775,871	$1,356	$384,684	$4,789,068
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.00%	0.00%	0.00%	0.03%	0.00%	0.02%	0.05%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.40%	0.99%	0.03%	0.08%	0.00%	0.00%	2.50%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.77%	0.04%	0.00%	0.68%	0.00%	0.00%	1.49%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.99%	9.30%	7.34%	35.57%	0.02%	8.03%	96.01%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2023 and December 31, 2022 totaled $50.2 million and $40.7 million, with the change driven mainly increases to non-accrual loans and leases due to higher volume of impaired loans. The U.S. government guaranteed portion of non-performing loans totaled $2.3 million at March 31, 2023 and $2.2 million at December 31, 2022.

Total OREO decreased from $4.7 million at December 31, 2022 to $3.7 million at March 31, 2023. The $1.0 million decrease in OREO resulted mostly from sales of properties.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2023	2022
Non-performing assets:
Non-accrual loans and leases(1)(2)	$46,536	$36,027
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	46,536	36,027
Other real estate owned	3,712	4,717
Total non-performing assets	$50,248	$40,744
Total non-performing loans and leases as a percentage of total loans and leases	0.84%	0.66%
Total non-accrual loans and leases as a percentage of total loans and leases	0.84%	0.66%
Total non-performing assets as a percentage of total assets	0.67%	0.55%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	194.40%	227.40%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	194.40%	227.40%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$2,335	$2,225
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$2,335	$2,225
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.62%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.64%	0.52%

(1)
Includes $395,000 of non-accrual loan modifications at March 31, 2023 and $1.6 million of non-accrual restructured loans at December 31, 2022, respectively.
(2)
For the three months ended March 31, 2023, $975,000 in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at March 31, 2023 were $5.8 billion, representing an increase of $117.5 million, or 2.1%, compared to $5.7 billion at December 31, 2022, driven by increases to time deposits and money market accounts. Non-interest-bearing deposits were $2.0 billion, or 33.6% of total deposits, at March 31, 2023, a decrease of $186.6 million, or 8.7%, compared to $2.1 billion at December 31, 2022, or 37.6% of total deposits. Core deposits were 92.1% and 92.7% of total deposits at March 31, 2023 and December 31, 2022, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$2,076,613	0.00%	$2,248,035	0.00%
Interest checking	606,008	1.67%	579,297	0.12%
Money market accounts	1,465,677	2.14%	1,255,431	0.15%
Savings	613,590	0.15%	649,269	0.05%
Time deposits (below $100,000)	529,078	2.64%	266,921	0.16%
Time deposits ($100,000 and above)	437,331	2.24%	395,159	0.26%
Total	$5,728,297	1.15%	$5,394,112	0.08%

Our average cost of deposits was 1.15% during the three months ended March 31, 2023 compared to 0.08% during the three months ended March 31, 2022. This increase was principally attributed to rising interest rates. Our average non-interest bearing deposits to total average deposits ratios were 36.3% during the three months ended March 31, 2023, compared to 41.7% during the three months ended March 31, 2022. We had $537.6 million in brokered time deposits at March 31, 2023 and $251.5 million at December 31, 2022. Our loan and lease to deposit ratio was 95.4% at March 31, 2023 compared to 96.0% at December 31, 2022.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of March 31, 2023 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$203,184	$19,199	$222,383	$4,949
Over three months through six months	231,944	31,587	263,531	10,587
Over six months through 12 months	625,127	103,249	728,376	41,999
Over 12 months	29,530	12,031	41,561	6,532
Total	$1,089,785	$166,066	$1,255,851	$64,067

Total estimated uninsured deposits were $1.6 billion as of March 31, 2023 and December 31, 2022.

Short Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. The Bank's maximum FHLB borrowing capacity is limited to 35% of total assets, subject to the availability of proper collateral. At March 31, 2023 and December 31, 2022, we had maximum borrowing capacity from the FHLB of $1.9 billion, subject to the availability of collateral.

At March 31, 2023, fixed-rate FHLB advances totaled $25.0 million, with an interest rate of 4.86% and maturity in April 2023. Total variable rate FHLB advances were $600.0 million at March 31, 2023, with interest rates ranging from 4.70% to 5.05% that may reset daily, and with maturities between May 2023 and June 2023. The Bank's required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 3—Securities for additional discussion.

We have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2023 and December 31, 2022. The Bank pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

As of March 31, 2023, the Bank was participating in the Bank Term Funding Program ("BTFP") with the Federal Reserve Bank, a new lending program that provides liquidity to federally insured depository institutions. the BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, U.S. agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets are valued at par. Under the terms of the BTFP, the Bank has pledged certain securities with an aggregate value of $221.7 million as collateral. Advances under the BTFP are limited to the value of eligible collateral pledged. As of March 31, 2023, all of the eligible collateral pledged by the Bank remains eligible for potential advances. The Bank did not borrow from the program during the three months ended March 31, 2023. Refer to Note 3–Securities in our Unaudited Interim Condensed Consolidated Financial Statements include in this report for additional discussion.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$551,501	$260,056
Maximum outstanding at any month-end period during the year	625,000	355,000
Balance outstanding at end of period	625,000	280,000
Weighted average interest rate during period	4.25%	0.57%
Weighted average interest rate at end of period	4.91%	0.49%
Federal funds purchased:
Average balance outstanding	$2,778	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	5.30%	N/A
Weighted average interest rate at end of period	0.00%	N/A
Bank Term Funding Program:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Revolving Line of Credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $22.4 million, from $15.4 million at December 31, 2022 to $37.8 million at March 31, 2023.

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

As of March 31, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $1.9 billion and $1.0 billion from the Federal Reserve Bank (“FRB”). As of March 31, 2023, Byline Bank had open FHLB advances of $625.0 million and open letters of credit of $25.2 million, leaving us with available aggregate borrowing capacity of $1.4 billion based on collateral pledged. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million at March 31, 2023, $786.0 million available under the FRB discount window, and $221.7 million under the BTFP at March 31, 2023. Our cash and cash equivalents plus secured borrowing capacity to total estimated uninsured deposits was 121.4% at March 31, 2023.

As of December 31, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.5 billion and $804.6 million from the FRB. As of December 31, 2022, Byline Bank had open FHLB advances of $625.0 million and open letters of credit of $13.5 million, leaving us with available aggregate borrowing capacity of $1.0 billion based on collateral pledged. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million and $804.6 million available under the FRB discount window line at December 31, 2022. Our cash and cash equivalents plus secured borrowing capacity to total estimated uninsured deposits was 124.8% at December 31, 2022.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on October 6, 2023. The revolving line of credit bears interest at either SOFR plus 195 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2023 and December 31, 2022, the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2023 was $795.7 million compared to $765.8 million at December 31, 2022, an increase of $29.8 million, or 3.9%. The increase was primarily driven by net income and unrealized gains in other comprehensive losses during the three months ended March 31, 2023.

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

As of March 31, 2023, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2023 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$931,827	13.19%	$565,374	8.00%	N/A	N/A
Bank	884,077	12.55%	563,335	8.00%	$704,168	10.00%
Tier 1 capital to risk weighted assets:
Company	$770,494	10.90%	$424,031	6.00%	N/A	N/A
Bank	797,744	11.33%	422,501	6.00%	$563,335	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$725,494	10.27%	$318,023	4.50%	N/A	N/A
Bank	797,744	11.33%	316,876	4.50%	$457,709	6.50%
Tier 1 capital to average assets:
Company	$770,494	10.46%	$294,524	4.00%	N/A	N/A
Bank	797,744	10.85%	293,994	4.00%	$367,492	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$900,806	13.00%	$554,436	8.00%	N/A	N/A
Bank	852,047	12.34%	552,507	8.00%	$690,633	10.00%
Tier 1 capital to risk weighted assets:
Company	$751,887	10.85%	$415,827	6.00%	N/A	N/A
Bank	778,128	11.27%	414,380	6.00%	$552,507	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$706,887	10.20%	$311,870	4.50%	N/A	N/A
Bank	778,128	11.27%	310,785	4.50%	$448,912	6.50%
Tier 1 capital to average assets:
Company	$751,887	10.29%	$292,258	4.00%	N/A	N/A
Bank	778,128	10.67%	291,741	4.00%	$364,676	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of March 31, 2023 reflect 50% of the CECL impact and December 31, 2022 reflect 25% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2023.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2023 the Company received $6.0 million in cash dividends from Byline Bank. For the year ended December 31, 2022, the Company received $24.0 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, pay the required interest on its subordinated notes, redemption of the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2023 until December 31, 2023 unless terminated earlier. Refer to Note 18—Stockholders’ Equity, contained in Item I of this report for additional information.

We did not purchase any shares under our stock repurchase program during the three months ended March 31, 2023. We purchased 282,819 shares at a cost of $7.6 million under our stock repurchase program during the three months ended March 31, 2022.

On April 25, 2023, the Company's Board of Directors declared a cash dividend of $0.09 per share, payable on May 23, 2023, to stockholders of record of the Company's common stock as of May 9, 2023.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 13.75% and maturities up to 2048.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain money market accounts and variable rate borrowings and loans. We also enter into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2023 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2023
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$550,000	$40,438	$—
Other interest rate derivatives	577,363	15,053	(15,085)
Other credit derivatives	6,454	—	—

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2023, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Net income and earnings per share excluding significant items
Reported Net Income	$23,945	$22,311
Significant items:
Impairment charges on assets held for sale	20	—
Merger-related expense	489	—
Tax benefit	(56)	—
Adjusted Net Income	$24,398	$22,311
Reported Diluted Earnings per Share	$0.64	$0.58
Significant items:
Impairment charges on assets held for sale	—	—
Merger-related expense	0.01	—
Tax benefit	—	—
Adjusted Diluted Earnings per Share	$0.65	$0.58

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Adjusted non-interest expense:
Non-interest expense	$48,800	$44,555
Less significant items:
Impairment charges on assets held for sale	20	—
Merger-related expenses	489	—
Adjusted non-interest expense	$48,291	$44,555
Adjusted non-interest expense excluding amortization of intangible assets
Adjusted non-interest expense	$48,291	$44,555
Less: Amortization of intangible assets	1,455	1,596
Adjusted non-interest expense excluding amortization of intangible assets	$46,836	$42,959
Pre-tax pre-provision net income:
Pre-tax income	$32,238	$28,612
Add: Provision for credit losses	9,825	4,995
Pre-tax pre-provision net income	$42,063	$33,607
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$42,063	$33,607
Impairment charges on assets held for sale	20	—
Merger-related expenses	489	—
Adjusted pre-tax pre-provision net income	$42,572	$33,607
Tax Equivalent Net Interest Income
Net interest income	$75,718	$58,736
Add: Tax-equivalent adjustment	208	236
Net interest income, fully taxable equivalent	$75,926	$58,972
Total revenues:
Net interest income	$75,718	$58,736
Add: non-interest income	15,145	19,426
Total revenues	$90,863	$78,162
Tangible common stockholders' equity:
Total stockholders' equity	$795,650	$788,671
Less: Preferred stock	—	—
Less: Goodwill and other intangibles	157,432	163,962
Tangible common stockholders' equity	$638,218	$624,709
Tangible assets:
Total assets	$7,530,346	$6,834,636
Less: Goodwill and other intangibles	157,432	163,962
Tangible assets	$7,372,914	$6,670,674
Average tangible common stockholders' equity:
Average total stockholders' equity	$784,289	$832,161
Less: Average preferred stock	—	9,974
Less: Average goodwill and other intangibles	158,181	164,837
Average tangible common stockholders' equity	$626,108	$657,350
Average tangible assets:
Average total assets	$7,345,151	$6,705,986
Less: Average goodwill and other intangibles	158,181	164,837
Average tangible assets	$7,186,970	$6,541,149
Tangible net income available to common stockholders:
Net income available to common stockholders	$23,945	$22,115
Add: After-tax intangible asset amortization	1,066	1,163
Tangible net income available to common stockholders	$25,011	$23,278
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$25,011	$23,278
Impairment charges on assets held for sale	20	—
Merger-related expenses	489	—
Tax benefit on significant items	(56)	—
Adjusted tangible net income available to common stockholders	$25,464	$23,278

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2023	2022
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$42,063	$33,607
Average total assets	7,345,151	6,705,986
Pre-tax pre-provision return on average assets	2.32%	2.03%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$42,572	$33,607
Average total assets	7,345,151	6,705,986
Adjusted pre-tax pre-provision return on average assets:	2.35%	2.03%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$75,926	$58,972
Total average interest-earning assets	7,009,144	6,253,889
Net interest margin, fully taxable equivalent	4.39%	3.82%
Non-interest income to total revenues:
Non-interest income	$15,145	$19,426
Total revenues	90,863	78,162
Non-interest income to total revenues	16.67%	24.85%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$48,291	$44,555
Average total assets	7,345,151	6,705,986
Adjusted non-interest expense to average assets	2.67%	2.69%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$46,836	$42,959
Total revenues	90,863	78,162
Adjusted efficiency ratio	51.54%	54.96%
Adjusted return on average assets:
Adjusted net income	$24,398	$22,311
Average total assets	7,345,151	6,705,986
Adjusted return on average assets	1.35%	1.35%
Adjusted return on average stockholders' equity:
Adjusted net income	$24,398	$22,311
Average stockholders' equity	784,289	832,161
Adjusted return on average stockholders' equity	12.62%	10.87%
Tangible common equity to tangible assets:
Tangible common equity	$638,218	$624,709
Tangible assets	7,372,914	6,670,674
Tangible common equity to tangible assets	8.66%	9.36%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$25,011	$23,278
Average tangible common stockholders' equity	626,108	657,350
Return on average tangible common stockholders' equity	16.20%	14.36%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$25,464	$23,278
Average tangible common stockholders' equity	626,108	657,350
Adjusted return on average tangible common stockholders' equity	16.49%	14.36%
Tangible book value per share:
Tangible common equity	$638,218	$624,709
Common shares outstanding	37,713,427	37,811,582
Tangible book value per share	$16.92	$16.52

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of March 31, 2023, we had a notional amount of $1.1 billion of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2023 is presented below (dollars in thousands). In the current interest rate environment, a downward shift of the yield curve of 200, and 300 basis points does not provide meaningful results. In a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than 0%. For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points	-200 basis points	-300 basis points
Year 1
Percentage change	19.0%	13.0%	6.5%	(4.67)%	(11.79)%	(21.49)%
Dollar amount	$388,105	$368,598	$347,308	$310,861	$287,658	$256,027
Year 2
Percentage change	21.4%	14.3%	6.9%	(4.99)%	(12.82)%	(24.03)%
Dollar amount	$442,237	$416,383	$389,534	$346,236	$317,690	$276,866

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 3.2% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 3.6% and 7.2% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2022 that was filed with the SEC on March 7, 2023.

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

The table below includes information regarding purchases of our common stock during the quarter ended March 31, 2023. We did not purchase any shares of our common stock during the first quarter of 2023 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
January 1 - January 31, 2023	16,166	$22.97	—	1,250,000
February 1 - February 28, 2023	33,004	24.83	—	1,250,000
March 1 - March 31, 2023	18,831	24.65	—	1,250,000
Total	68,001	$24.34	—
(1)
All shares acquired during the three months ended March 31, 2023 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

10.1	Form of Byline Bancorp, Inc 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 5, 2023	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)