Form 10-Q
period 2023-06-30
BYLINE BANCORP, INC.
filed 2023-08-03
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 43,692,755 shares outstanding as of August 1, 2023

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$59,564	$62,274
Interest bearing deposits with other banks	260,621	117,079
Cash and cash equivalents	320,185	179,353
Equity and other securities, at fair value	18,473	7,989
Securities available-for-sale, at fair value (amortized cost at June 30, 2023—$1,328,835, December 31, 2022—$1,378,343)	1,125,700	1,174,431
Securities held-to-maturity, at amortized cost (fair value at June 30, 2023—$2,132, December 31, 2022 —$2,672)	2,158	2,705
Restricted stock, at cost	24,377	28,202
Loans held for sale	25,995	47,823
Loans and leases:
Loans and leases	5,570,517	5,421,258
Allowance for credit losses - loans and leases	(92,665)	(81,924)
Net loans and leases	5,477,852	5,339,334
Servicing assets, at fair value	21,715	19,172
Premises and equipment, net	56,304	56,798
Other real estate owned, net	2,265	4,717
Goodwill and other intangible assets, net	155,977	158,887
Bank-owned life insurance	83,222	82,093
Deferred tax assets, net	66,895	68,213
Accrued interest receivable and other assets	194,572	193,224
Total assets	$7,575,690	$7,362,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,793,749	$2,138,645
Interest-bearing deposits	4,123,343	3,556,476
Total deposits	5,917,092	5,695,121
Other borrowings	574,922	640,399
Subordinated notes, net	73,778	73,691
Junior subordinated debentures issued to capital trusts, net	37,557	37,338
Accrued interest payable and other liabilities	158,399	150,576
Total liabilities	6,761,748	6,597,125
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	391	389
Additional paid-in capital	599,718	598,297
Retained earnings	379,078	335,794
Treasury stock, at cost	(50,383)	(51,114)
Accumulated other comprehensive loss, net of tax	(114,862)	(117,550)
Total stockholders’ equity	813,942	765,816
Total liabilities and stockholders’ equity	$7,575,690	$7,362,941

	June 30, 2023		December 31, 2022
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	39,729,369	—	39,518,702
Shares outstanding	—	37,752,002	—	37,492,775
Treasury shares	—	1,977,367	—	2,025,927

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$99,134	$59,674	$191,477	$115,100
Interest on securities	6,559	6,264	13,159	12,419
Other interest and dividend income	1,579	608	2,638	845
Total interest and dividend income	107,272	66,546	207,274	128,364
INTEREST EXPENSE
Deposits	24,723	2,128	41,021	3,215
Other borrowings	4,241	1,097	10,129	1,492
Subordinated notes and debentures	2,142	1,694	4,240	3,294
Total interest expense	31,106	4,919	55,390	8,001
Net interest income	76,166	61,627	151,884	120,363
PROVISION FOR CREDIT LOSSES	5,790	5,908	15,615	10,903
Net interest income after provision for credit losses	70,376	55,719	136,269	109,460
NON-INTEREST INCOME
Fees and service charges on deposits	2,233	2,059	4,353	3,943
Loan servicing revenue	3,377	3,384	6,757	6,764
Loan servicing asset revaluation	(865)	(4,636)	(209)	(5,867)
ATM and interchange fees	1,112	1,131	2,175	2,180
Net realized gains on securities available-for-sale	—	52	—	52
Change in fair value of equity securities, net	193	(697)	543	(732)
Net gains on sales of loans	5,704	9,983	10,852	20,810
Wealth management and trust income	1,039	900	1,963	1,948
Other non-interest income	1,498	1,985	3,002	4,489
Total non-interest income	14,291	14,161	29,436	33,587
NON-INTEREST EXPENSE
Salaries and employee benefits	29,642	27,697	60,036	56,656
Occupancy and equipment expense, net	4,404	4,409	8,848	9,537
Impairment charge on assets held for sale	—	—	20	—
Loan and lease related expenses	488	942	1,451	51
Legal, audit and other professional fees	3,675	1,820	6,789	4,420
Data processing	4,272	3,396	8,055	6,582
Net loss recognized on other real estate owned and other related expenses	288	158	185	212
Other intangible assets amortization expense	1,455	1,868	2,910	3,464
Other non-interest expense	5,104	3,483	9,834	7,406
Total non-interest expense	49,328	43,773	98,128	88,328
INCOME BEFORE PROVISION FOR INCOME TAXES	35,339	26,107	67,577	54,719
PROVISION FOR INCOME TAXES	9,232	5,824	17,525	12,125
NET INCOME	26,107	20,283	50,052	42,594
Dividends on preferred shares	—	—	—	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$26,107	$20,283	$50,052	$42,398
EARNINGS PER COMMON SHARE
Basic	$0.70	$0.55	$1.35	$1.14
Diluted	$0.70	$0.54	$1.34	$1.12

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$26,107	$20,283	$50,052	$42,594
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(13,822)	(54,828)	777	(138,671)
Reclassification adjustments for net gains included in net income	—	(52)	—	(52)
Tax effect	3,693	14,889	(207)	37,636
Net of tax	(10,129)	(39,991)	570	(101,087)
Cash flow hedges
Unrealized holding gains arising during the period	8,515	6,914	8,709	24,557
Reclassification adjustments for net (gains) losses included in net income	(3,863)	109	(5,819)	319
Tax effect	(1,243)	(1,906)	(772)	(6,749)
Net of tax	3,409	5,117	2,118	18,127
Total other comprehensive income (loss)	(6,720)	(34,874)	2,688	(82,960)
Comprehensive income (loss)	$19,387	$(14,591)	$52,740	$(40,366)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2022	—	$—	37,811,582	$388	$595,006	$290,397	$(40,732)	$(56,388)	$788,671
Net income	—	—	—	—	—	20,283	—	—	20,283
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(34,874)	(34,874)
Issuance of common stock upon exercise of stock options, net	—	—	86,001	—	(590)	—	(939)	—	(1,529)
Restricted stock activity, net	—	—	(19,046)	—	(31)	—	(518)	—	(549)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,565	—	—	—	537	—	537
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,402)	—	—	(3,402)
Repurchase of common stock	—	—	(232,000)	—	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	—	—	1,553	—	—	—	1,553
Balance, June 30, 2022	—	$—	37,669,102	$388	$595,938	$307,278	$(47,181)	$(91,262)	$765,161

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	42,594	—	—	42,594
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(82,960)	(82,960)
Issuance of common stock upon exercise of stock options, net	—	—	203,255	—	(599)	—	(1,811)	—	(2,410)
Restricted stock activity, net	—	—	244,237	1	(32)	—	(1,218)	—	(1,249)
Redemption of preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,526	—	(1)	—	537	—	536
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.18 per share)	—	—	—	—	—	(6,796)	—	—	(6,796)
Repurchase of common stock	—	—	(514,819)	—	—	—	(13,119)	—	(13,119)
Share-based compensation expense	—	—	—	—	2,817	—	—	—	2,817
Balance, June 30, 2022	—	—	37,669,102	388	595,938	307,278	(47,181)	(91,262)	765,161

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2023	37,713,427	$390	$598,103	$356,365	$(51,066)	$(108,142)	$795,650
Net income	—	—	—	26,107	—	—	26,107
Other comprehensive loss, net of tax	—	—	—	—	—	(6,720)	(6,720)
Restricted stock activity, net	(547)	1	(92)	—	(25)	—	(116)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,394)	—	—	(3,394)
Share-based compensation expense	—	—	1,707	—	—	—	1,707
Balance, June 30, 2023	37,752,002	$391	$599,718	$379,078	$(50,383)	$(114,862)	$813,942

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	50,052	—	—	50,052
Other comprehensive income, net of tax	—	—	—	—	—	2,688	2,688
Restricted stock activity, net	220,105	2	(1,796)	—	23	—	(1,771)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Cash dividends declared on common stock ($0.18 per share)	—	—	—	(6,768)	—	—	(6,768)
Share-based compensation expense	—	—	3,217	—	—	—	3,217
Balance, June 30, 2023	37,752,002	391	599,718	379,078	(50,383)	(114,862)	813,942

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,052	$42,594
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	15,615	10,903
Impairment loss on assets held for sale	20	—
Depreciation and amortization of premises and equipment	1,932	2,239
Net amortization of securities	1,678	2,396
Net change in fair value of equity securities, net	(543)	732
Net realized gains on securities available-for-sale	—	(52)
Net gains on sales and valuation adjustments of premises and equipment	—	(16)
Net gains on sales of loans	(10,852)	(20,810)
Originations of U.S. government guaranteed loans	(146,974)	(176,380)
Proceeds from U.S. government guaranteed loans sold	162,600	231,405
Accretion of premiums and discounts on acquired loans, net	(1,340)	(2,859)
Net change in servicing assets	(2,543)	1,589
Net gains (losses) on sales and valuation adjustments of other real estate owned	392	(25)
Net amortization of other acquisition accounting adjustments	2,910	3,464
Amortization of subordinated debt issuance cost	87	87
Accretion of junior subordinated debentures discount	219	217
Share-based compensation expense	3,217	2,817
Deferred tax provision (benefit), net of valuation	(140)	2,265
Increase in cash surrender value of bank owned life insurance	(1,118)	(1,059)
Changes in assets and liabilities:
Accrued interest receivable and other assets	6,110	(12,177)
Accrued interest payable and other liabilities	11,149	65,560
Net cash provided by operating activities	92,471	152,890
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(11,221)	(74,561)
Proceeds from maturities and calls of securities available-for-sale	4,463	19,315
Proceeds from paydowns of securities available-for-sale	44,708	83,987
Proceeds from sales of securities available-for-sale	—	13,006
Proceeds from maturities and calls of securities held-to-maturity	545	—
Redemption (purchases) of Federal Home Loan Bank stock, net	3,825	(8,000)
Proceeds from other loans sold	6,750	—
Net change in loans and leases	(152,170)	(634,619)
Purchases of premises and equipment	(1,539)	(2,673)
Proceeds from sales of premises and equipment	—	28
Proceeds from sales of assets held for sale	—	2,268
Proceeds from sales of other real estate owned	2,559	225
Net cash used in investing activities	(102,080)	(601,024)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$221,971	233,330
Proceeds from short-term borrowings	9,723,100	12,387,000
Repayments of short-term borrowings	(9,808,100)	(12,182,000)
Net increase in securities sold under agreements to repurchase	19,523	23,369
Dividends paid on preferred stock	—	(196)
Dividends paid on common stock	(6,655)	(6,769)
Proceeds from issuance of common stock	602	927
Redemption of preferred stock	—	(10,438)
Repurchases of common stock	—	(13,119)
Net cash provided by financing activities	150,441	432,104
NET CHANGE IN CASH AND CASH EQUIVALENTS	140,832	(16,030)
CASH AND CASH EQUIVALENTS, beginning of period	179,353	157,931
CASH AND CASH EQUIVALENTS, end of period	$320,185	$141,901
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$46,538	$7,118
Cash paid during the period for taxes	$3,031	$15,156
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$499	$2,837
Common dividend declared, not paid	$113	$27

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

The Company has one reportable segment. The Company’s chief operating decision maker evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are currently not required.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these condensed consolidated financial statements. On July 1, 2023, we closed our acquisition of Inland Bancorp, Inc. and its subsidiaries (Inland") pursuant to an Agreement and Plan of Merger. Refer to Note 3 - Acquisition for further discussion of this transaction. No other subsequent events were identified that would have required a change to the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

ASU 2022-02 - Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures (Topic 326) – The Company adopted this update effective March 31, 2023. This update eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional details regarding these disclosures.

Issued Accounting Pronouncements Pending Adoption

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in December 2022, FASB issued ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848. The amendments in these ASUs provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in these ASUs provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. These ASUs are intended to help stakeholders during the global market-wide reference rate transition period. The amendments in these ASUs will be in effect for all entities as of March 12, 2020 and sunset on December 31, 2024. Banking regulators have provided guidance that prohibits new financial contracts from referencing LIBOR as the relevant index after December 31, 2021. In December 2021, management approved the use of Term Secured Overnight Financing Rate ("SOFR") as an alternative reference rate to LIBOR. Other alternative reference rates may be considered. At June 30, 2023, $252.9 million of loans, derivatives with a notional amount of $394.1 million, and securities available for sale with a fair value of $36.1 million, include fallback provisions that define the trigger events (an occurrence that precipitates the conversion from LIBOR to a new reference rate), and allow for the selection of a benchmark replacement and a spread adjustment between LIBOR and that benchmark replacement. Junior subordinated debentures with a carrying value of $37.6 million were also tied to LIBOR. Those financial instruments with a LIBOR index at June 30, 2023 are anticipated to covert to an alternative reference rate at the next interest rate reset date.

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

Note 3—Acquisition of a Business

On July 1, 2023 the Company acquired all of the outstanding common stock of Inland Bancorp, Inc. (“Inland”) and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 30, 2022 (the “Merger Agreement”). Inland operated a wholly owned subsidiary, Inland Bank and Trust. Inland was merged with and into Byline. As a result of the merger, Inland’s subsidiary bank, Inland Bank and Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

At the effective time of the merger (the “Effective Time”), each share of Inland’s common stock was converted into the right to receive: (1) 0.19 shares of Byline’s common stock, par value $0.01 per share and (2) a cash payment in the amount of $0.68 per share, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $21.2 million divided by the outstanding shares of Inland common stock. Based on the closing price of shares of the Company’s common stock of $18.09, as reported by the New York Stock Exchange, and 5,932,323 shares of common stock issued with respect to the outstanding shares of Inland common stock, the stock consideration was valued at $107.3 million. Options to acquire 288,200 shares of Inland common stock that were outstanding at the Effective Time were canceled, at the option holders' election, in exchange for a cash payment in accordance with the Merger Agreement of $424,000, to be paid after the closing date. The value of the total merger consideration at closing was $129.0 million.

Merger-related expenses of $1.9 million, including acquisition advisory expenses, are reflected in non-interest expense on the Consolidated Statements of Operations for the six months ended June 30, 2023.

The acquisition of Inland will be accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The fair value of the acquired assets and liabilities is in process.

On a related but separate transaction, on March 31, 2023, Byline entered into a side letter agreement with the majority shareholder of Inland in which Byline agreed to purchase 2,408,992 shares of Inland common stock. The purchase price was calculated based on the terms of the Merger Agreement. The transaction was completed on June 30, 2023, which resulted in a cash consideration of $9.9 million.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,516	$—	$(1,798)	$40,718
U.S. Government agencies	148,297	68	(19,847)	128,518
Obligations of states, municipalities, and political subdivisions	67,922	11	(5,203)	62,730
Residential mortgage-backed securities
Agency	673,096	—	(107,416)	565,680
Non-agency	126,144	—	(24,264)	101,880
Commercial mortgage-backed securities
Agency	188,308	—	(36,068)	152,240
Corporate securities	42,767	—	(6,824)	35,943
Asset-backed securities	39,785	—	(1,794)	37,991
Total	$1,328,835	$79	$(203,214)	$1,125,700

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,158	$—	$(26)	$2,132
Total	$2,158	$—	$(26)	$2,132

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$2	$(1,709)	$40,723
U.S. Government agencies	150,524	116	(20,276)	130,364
Obligations of states, municipalities, and political subdivisions	68,019	9	(6,152)	61,876
Residential mortgage-backed securities
Agency	707,157	—	(111,361)	595,796
Non-agency	130,654	—	(24,405)	106,249
Commercial mortgage-backed securities
Agency	191,172	—	(34,142)	157,030
Corporate securities	45,302	—	(3,866)	41,436
Asset-backed securities	43,085	—	(2,128)	40,957
Total	$1,378,343	$127	$(204,039)	$1,174,431

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$—	$(33)	$2,672
Total	$2,705	$—	$(33)	$2,672

The Company did not classify securities as trading during the six months ended June 30, 2023 or during 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	8	14,318	(340)	26,400	(1,458)	$40,718	$(1,798)
U.S. Government agencies	17	4,771	(182)	110,830	(19,665)	115,601	(19,847)
Obligations of states, municipalities and political subdivisions	61	14,969	(271)	43,898	(4,932)	58,867	(5,203)
Residential mortgage-backed securities
Agency	99	24,706	(1,406)	540,974	(106,010)	565,680	(107,416)
Non-agency	19	—	—	101,880	(24,264)	101,880	(24,264)
Commercial mortgage-backed securities
Agency	49	6,799	(1,549)	145,441	(34,519)	152,240	(36,068)
Corporate securities	23	3,972	(516)	31,971	(6,308)	35,943	(6,824)
Asset-backed securities	7	3,380	(49)	34,611	(1,745)	37,991	(1,794)
Total	283	$72,915	$(4,313)	$1,036,005	$(198,901)	$1,108,920	$(203,214)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	3	$597	$(10)	$1,535	$(16)	$2,132	$(26)
Total	3	$597	$(10)	$1,535	$(16)	$2,132	$(26)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$21,720	$(1,078)	$9,339	$(631)	$31,059	$(1,709)
U.S. Government agencies	17	44,508	(4,782)	70,609	(15,494)	115,117	(20,276)
Obligations of states, municipalities and political subdivisions	58	50,216	(3,858)	7,185	(2,294)	57,401	(6,152)
Residential mortgage-backed securities
Agency	101	117,598	(11,045)	478,198	(100,316)	595,796	(111,361)
Non-agency	19	35,486	(7,569)	70,763	(16,836)	106,249	(24,405)
Commercial mortgage-backed securities
Agency	47	76,193	(11,840)	74,315	(22,302)	150,508	(34,142)
Corporate securities	24	37,130	(3,128)	4,306	(738)	41,436	(3,866)
Asset-backed securities	8	25,455	(503)	15,502	(1,625)	40,957	(2,128)
Total	280	$408,306	$(43,803)	$730,217	$(160,236)	$1,138,523	$(204,039)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	4	$2,672	$(33)	$—	$—	$2,672	$(33)
Total	4	$2,672	$(33)	$—	$—	$2,672	$(33)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 283 securities available-for-sale with unrealized losses at June 30, 2023. There were three securities held-to-maturity with unrealized losses at June 30, 2023. There was no allowance for credit losses for held-to-maturity debt securities at June 30, 2023 or December 31, 2022. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $3.9 million at both June 30, 2023 and December 31, 2022, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three and six months ended June 30, 2023 and 2022 are listed below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds	$—	$13,006	$—	$13,006
Gross gains	—	62	—	62
Gross losses	—	10	—	10

There were no sales of securities during the three and six months ended June 30, 2023, respectively. There were $52,000 in net gains reclassified from accumulated other comprehensive income into earnings for the three and six months ended June 30, 2022, respectively.

Securities posted and pledged as collateral were $351.1 million and $270.6 million at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $271.2 million and $223.5 million, respectively, and for customer repurchase agreements of $40.0 million and $23.8 million, respectively. At June 30, 2023 and December 31, 2022, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2023, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$2,954	$2,924
Due from one to five years	118,502	110,541
Due from five to ten years	174,431	152,013
Due after ten years	45,400	40,422
Mortgage-backed securities	987,548	819,800
Total	$1,328,835	$1,125,700
Held-to-maturity
Due in one year or less	$1,551	$1,535
Due from one to five years	607	597
Total	$2,158	$2,132

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2023	2022
Commercial real estate	$1,959,721	$1,905,909
Residential real estate	504,364	489,411
Construction, land development, and other land	389,216	440,016
Commercial and industrial	2,101,638	2,055,213
Installment and other	3,686	1,709
Lease financing receivables	599,818	518,654
Total loans and leases	5,558,443	5,410,912
Net unamortized deferred fees and costs	6,197	5,014
Initial direct costs	5,877	5,332
Allowance for credit losses - loans and leases	(92,665)	(81,924)
Net loans and leases	$5,477,852	$5,339,334

	June 30,	December 31,
	2023	2022
Lease financing receivables
Net minimum lease payments	$587,296	$509,980
Unguaranteed residual values	75,719	54,118
Unearned income	(63,197)	(45,444)
Total lease financing receivables	599,818	518,654
Initial direct costs	5,877	5,332
Lease financial receivables before allowance for credits losses - loans and leases	$605,695	$523,986

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At June 30, 2023 and December 31, 2022, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $112.3 million and $123.2 million respectively. At June 30, 2023 and December 31, 2022, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.3 million and $26.7 million, respectively, which are included in total loans and leases. At June 30, 2023 and December 31, 2022, installment and other loans included overdraft deposits of $653,000 and $467,000, respectively, which were reclassified as loans. At June 30, 2023 and December 31, 2022, loans and leases and loans held for sale pledged as security for borrowings were $1.9 billion and $2.2 billion, respectively. Accrued interest on loans and leases were $25.5 million as of June 30, 2023 and December 31, 2022, and are included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of June 30, 2023 are summarized as follows:

Minimum Lease Payments
2023	$88,841
2024	181,693
2025	144,991
2026	101,754
2027	55,379
Thereafter	14,638
Total	$587,296

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired non-credit-deteriorated loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2023 and December 31, 2022:

June 30, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,806,531	$30,724	$126,191	$1,963,446
Residential real estate	453,880	26,012	25,055	504,947
Construction, land development, and other land	387,623	320	—	387,943
Commercial and industrial	2,086,274	1,726	16,750	2,104,750
Installment and other	3,582	129	25	3,736
Lease financing receivables	604,437	—	1,258	605,695
Total loans and leases	$5,342,327	$58,911	$169,279	$5,570,517

December 31, 2022	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,712,152	$45,143	$152,193	$1,909,488
Residential real estate	426,226	32,228	31,508	489,962
Construction, land development, and other land	438,617	372	—	438,989
Commercial and industrial	2,030,616	2,192	24,266	2,057,074
Installment and other	1,410	140	209	1,759
Lease financing receivables	521,689	—	2,297	523,986
Total loans and leases	$5,130,710	$80,075	$210,473	$5,421,258

PCD loans—The unpaid principal balance and carrying amount of all PCD loans are summarized below. The balances do not include an allowance for credit losses - loans and leases of $1.1 million and $1.9 million at June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$70,284	$30,724	$85,089	$45,143
Residential real estate	69,803	26,012	76,270	32,228
Construction, land development, and other land	6,993	320	7,042	372
Commercial and industrial	3,427	1,726	3,902	2,192
Installment and other	793	129	807	140
Total purchased credit deteriorated loans	$151,300	$58,911	$173,110	$80,075

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$129,186	$126,191	$155,652	$152,193
Residential real estate	25,397	25,055	31,863	31,508
Construction, land development, and other land	63	—	63	—
Commercial and industrial	17,193	16,750	25,022	24,266
Installment and other	31	25	216	209
Lease financing receivables	1,260	1,258	2,302	2,297
Total acquired non-credit-deteriorated loans and leases	$173,130	$169,279	$215,118	$210,473

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of June 30, 2023 and December 31, 2022:

	Term loans amortized cost by origination year						Revolving	Total
June 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$102,875	$463,129	$522,071	$192,889	$106,593	$391,004	$9,980	$1,788,541
Watch	366	8,439	19,755	22,068	16,249	53,949	—	120,826
Special Mention	—	—	—	1,875	1,066	8,057	—	10,998
Substandard	—	233	2,081	1,099	9,097	30,571	—	43,081
Total	$103,241	$471,801	$543,907	$217,931	$133,005	$483,581	$9,980	$1,963,446
Gross charge-offs for quarter ended June 30, 2023	$—	$—	$60	$203	$2,039	$1,608	$—	$3,910
Residential Real Estate
Pass	$36,607	$67,682	$57,845	$41,240	$30,487	$204,751	$48,711	$487,323
Watch	—	—	—	906	1,253	10,866	2,750	15,775
Special Mention	—	—	—	315	20	549	—	884
Substandard	—	—	—	197	366	402	—	965
Total	$36,607	$67,682	$57,845	$42,658	$32,126	$216,568	$51,461	$504,947
Gross charge-offs for quarter ended June 30, 2023	$—	$—	$—	$—	$—	$9	$—	$9
Construction, Land Development, & Land
Pass	$29,694	$65,849	$181,279	$65,679	$16,057	$24,953	$1,208	$384,719
Watch	63	—	—	—	3,153	8	—	3,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$29,757	$65,849	$181,279	$65,679	$19,210	$24,961	$1,208	$387,943
Gross charge-offs for quarter ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$245,662	$488,522	$251,286	$127,415	$52,016	$151,605	$455,930	$1,772,436
Watch	12,698	25,957	46,723	12,278	35,047	28,157	58,238	219,098
Special Mention	19,000	—	7,847	—	289	10,016	21,508	58,660
Substandard	—	4,902	11,523	8,142	10,854	9,783	9,352	54,556
Total	$277,360	$519,381	$317,379	$147,835	$98,206	$199,561	$545,028	$2,104,750
Gross charge-offs for quarter ended June 30, 2023	$—	$942	$1,077	$581	$664	$623	$—	$3,887
Installment and Other
Pass	$339	$216	$125	$24	$55	$455	$2,486	$3,700
Watch	—	31	—	—	—	4	1	36
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$339	$247	$125	$24	$55	$459	$2,487	$3,736
Gross charge-offs for quarter ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$179,770	$250,644	$119,560	$40,499	$9,505	$3,003	$—	$602,981
Watch	—	80	1,328	21	—	—	—	1,429
Special Mention	—	—	—	224	140	116	—	480
Substandard	—	350	307	102	22	24	—	805
Total	$179,770	$251,074	$121,195	$40,846	$9,667	$3,143	$—	$605,695
Gross charge-offs for quarter ended June 30, 2023	$—	$216	$400	$86	$37	$28	$—	$767
Total Loans and Leases
Pass	$594,947	$1,336,042	$1,132,166	$467,746	$214,713	$775,771	$518,315	$5,039,700
Watch	13,127	34,507	67,806	35,273	55,702	92,984	60,989	360,388
Special Mention	19,000	—	7,847	2,414	1,515	18,738	21,508	71,022
Substandard	—	5,485	13,911	9,540	20,339	40,780	9,352	99,407
Total	$627,074	$1,376,034	$1,221,730	$514,973	$292,269	$928,273	$610,164	$5,570,517
Gross charge-offs for quarter ended June 30, 2023	$—	$1,158	$1,537	$870	$2,740	$2,268	$—	$8,573

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$471,009	$510,529	$207,765	$111,792	$84,382	$324,271	$28,343	$1,738,091
Watch	6,422	12,723	20,583	11,004	17,269	44,462	—	112,463
Special Mention	—	—	121	1,075	1,232	10,075	—	12,503
Substandard	—	1,910	915	13,042	12,685	22,915	—	51,467
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524
Residential Real Estate
Pass	$68,752	$59,075	$41,768	$31,726	$48,432	$170,279	$49,622	$469,654
Watch	—	—	1,137	682	4,098	9,026	2,586	17,529
Special Mention	—	—	323	32	420	876	—	1,651
Substandard	—	—	234	381	296	2,185	660	3,756
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590
Construction, Land Development, & Land
Pass	$62,310	$203,672	$61,895	$27,189	$26,489	$38,186	$185	$419,926
Watch	—	—	—	4,409	—	3,064	—	7,473
Special Mention	—	—	1,845	—	4,199	—	—	6,044
Substandard	—	—	—	1,530	4,012	4	—	5,546
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989
Commercial & Industrial
Pass	$508,664	$305,056	$137,335	$72,486	$96,304	$113,965	$549,431	$1,783,241
Watch	16,657	20,856	15,857	32,282	19,362	9,809	47,119	161,942
Special Mention	—	13,056	697	1,162	2,958	7,831	22,320	48,024
Substandard	1,156	3,415	6,671	11,949	5,434	25,275	10,738	64,638
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845
Installment and Other
Pass	$332	$146	$65	$79	$15	$584	$429	$1,650
Watch	34	—	—	—	2	73	—	109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759
Lease Financing Receivables
Pass	$296,395	$148,588	$53,642	$14,478	$7,245	$934	$—	$521,282
Watch	93	1,560	26	—	—	—	—	1,679
Special Mention	—	—	290	182	250	23	—	745
Substandard	35	82	80	77	6	—	—	280
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986
Total Loans and Leases
Pass	$1,407,462	$1,227,066	$502,470	$257,750	$262,867	$648,219	$628,010	$4,933,844
Watch	23,206	35,139	37,603	48,377	40,731	66,434	49,705	301,195
Special Mention	—	13,056	3,276	2,451	9,059	18,805	22,320	68,967
Substandard	1,191	5,407	7,900	26,979	22,433	50,379	11,398	125,687
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693
(1) - Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at June 30, 2023 and December 31, 2022:

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$103,241	$471,704	$543,147	$217,549	$131,169	$470,626	$9,980	$1,947,416
30-59 Days Past Due	—	—	—	—	—	41	—	41
60-89 Days Past Due	—	97	760	74	—	714	—	1,645
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	308	1,836	12,200	—	14,344
Total Past Due	—	97	760	382	1,836	12,955	—	16,030
Total	$103,241	$471,801	$543,907	$217,931	$133,005	$483,581	$9,980	$1,963,446
Residential Real Estate
Current	$36,607	$64,797	$57,845	$42,461	$31,760	$216,055	$51,226	$500,751
30-59 Days Past Due	—	2,885	—	—	—	110	235	3,230
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	197	366	403	—	966
Total Past Due	—	2,885	—	197	366	513	235	4,196
Total	$36,607	$67,682	$57,845	$42,658	$32,126	$216,568	$51,461	$504,947
Construction, Land Development, & Land
Current	$29,757	$65,849	$181,279	$65,679	$19,210	$24,961	$1,208	$387,943
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$29,757	$65,849	$181,279	$65,679	$19,210	$24,961	$1,208	$387,943
Commercial & Industrial
Current	$277,360	$515,117	$311,213	$144,451	$95,567	$196,640	$539,692	$2,080,040
30-59 Days Past Due	—	4	—	—	—	—	275	279
60-89 Days Past Due	—	327	480	215	553	685	—	2,260
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	3,933	5,686	3,169	2,086	2,236	5,061	22,171
Total Past Due	—	4,264	6,166	3,384	2,639	2,921	5,336	24,710
Total	$277,360	$519,381	$317,379	$147,835	$98,206	$199,561	$545,028	$2,104,750
Installment and Other
Current	$339	$247	$125	$24	$55	$458	$2,487	$3,735
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	1	—	1
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	1	—	1
Total	$339	$247	$125	$24	$55	$459	$2,487	$3,736
Lease Financing Receivables
Current	$179,070	$249,956	$120,522	$40,587	$9,606	$3,058	$—	$602,799
30-59 Days Past Due	571	415	366	153	39	44	—	1,588
60-89 Days Past Due	129	353	—	18	—	16	—	516
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	350	307	88	22	25	—	792
Total Past Due	700	1,118	673	259	61	85	—	2,896
Total	$179,770	$251,074	$121,195	$40,846	$9,667	$3,143	$—	$605,695
Total Loans and Leases
Current	$626,374	$1,367,670	$1,214,131	$510,751	$287,367	$911,798	$604,593	$5,522,684
30-59 Days Past Due	571	3,304	366	153	39	195	510	5,138
60-89 Days Past Due	129	777	1,240	307	553	1,416	—	4,422
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	4,283	5,993	3,762	4,310	14,864	5,061	38,273
Total Past Due	700	8,364	7,599	4,222	4,902	16,475	5,571	47,833
Total	$627,074	$1,376,034	$1,221,730	$514,973	$292,269	$928,273	$610,164	$5,570,517

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans and $2.9 million of commercial and industrial loans as of June 30, 2023. The Company recognized $2.0 million of interest income on non-accrual loans and leases for the six months ended June 30, 2023.

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

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2023 are as follows:

June 30, 2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Provision/(recapture)	4,359	(198)	(1,563)	3,161	17	691	6,467
Charge-offs	(2,945)	—	—	(2,097)	—	(462)	(5,504)
Recoveries	225	63	—	727	1	221	1,237
Ending balance	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Six months ended
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Provision	3,240	(651)	(1,199)	13,964	15	810	16,179
Charge-offs	(3,911)	(9)	—	(3,887)	—	(766)	(8,573)
Recoveries	987	64	—	1,674	4	406	3,135
Ending balance	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Ending balance:
Individually evaluated for impairment	$8,555	$—	$—	$17,399	$—	$—	$25,954
Collectively evaluated for impairment	17,822	2,544	1,935	36,241	43	8,126	66,711
Total allowance for credit losses - loans and leases	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665

Loans and leases ending balance:
Individually evaluated for impairment	$30,750	$—	$—	$38,485	$—	$—	$69,235
Collectively evaluated for impairment	1,932,696	504,947	387,943	2,066,265	3,736	605,695	5,501,282
Total loans and leases	$1,963,446	$504,947	$387,943	$2,104,750	$3,736	$605,695	$5,570,517

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three and six months ended June 30, 2022:

June 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458
Provision	566	339	676	3,852	1	474	5,908
Charge-offs	(497)	—	—	(2,654)	—	(324)	(3,475)
Recoveries	43	5	—	293	—	204	545
Ending balance	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Six months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision/(recapture)	3,350	852	1,270	4,310	2	1,119	10,903
Charge-offs	(737)	—	—	(3,117)	—	(687)	(4,541)
Recoveries	287	9	—	413	—	353	1,062
Ending balance	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Ending balance:
Individually evaluated for impairment	$6,002	$—	$—	$11,337	$—	$—	$17,339
Collectively evaluated for impairment	12,576	1,680	1,764	23,012	8	3,591	42,631
Loans acquired with deteriorated credit quality	1,240	809	28	386	3	—	2,466
Total allowance for loan and lease losses	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436

Loans and leases ending balance:
Individually evaluated for impairment	$45,200	$5,188	$5,541	$27,770	$—	$—	$83,699
Collectively evaluated for impairment	1,794,663	436,081	428,782	1,876,772	1,153	442,371	4,979,822
Loans acquired with deteriorated credit quality	60,075	39,902	1,184	3,232	157	—	104,550
Total loans and leases	$1,899,938	$481,171	$435,507	$1,907,774	$1,310	$442,371	$5,168,071

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company increased the allowance for credit losses - loans and leases by $2.2 million and $10.7 million for the three and six months ended June 30, 2023, respectively, and increased the allowance for loan and lease losses by $3.0 million and $7.4 million for the three and six months ended June 30, 2022, respectively. For loans evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $3.9 million and $10.6 million for the three and six months ended June 30, 2023, respectively. The Company recaptured $3.4 million and $3.7 million of the allowance for loan and lease losses for the three and six months ended June 30, 2022, respectively. For loans and leases collectively evaluated for impairment, the Company recaptured $1.7 million of the allowance for credit losses - loans and leases for the three months ended June 30, 2023, and increased it by $124,000 for the six months ended June 30, 2023. The Company increased the allowance for loan and lease losses by $7.0 million and $11.8 million for the three and six months ended June 30, 2022, respectively. The change in allowance for credit losses - loans and leases collectively evaluated for impairment was mainly due to changes in expected losses driven by macro-economic factors.

The following table presents loans with modified terms as of June 30, 2023:

June 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Modified loans
Commercial real estate	$110	$—	$—	$110	0.00%
Commercial and industrial	8,719	51,370	385	60,474	2.87%
Total modified loans	$8,829	$51,370	$385	$60,584	1.1%

Loans reflected as having a payment delay included a general adjustment in loan terms similar to those of pass-rated credits. Loans having term modifications included extension of term as a result of a new borrower structure and other miscellaneous term adjustments. Loans having a combination of term modification and interest rate reduction reflect a longer amortization period and a reduced weighted average contractual rate from 8.85% to 7.01%.

TDRs are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The tables below present TDRs by loan category as of December 31, 2022:

December 31, 2022	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Charge-offs	Individually Evaluated
Accruing:
Commercial real estate	2	$551	$551	$—	$109
Commercial and industrial	1	24	24	—	34
Residential real estate	2	144	144	—	—
Total accruing	5	719	719	—	143
Non-accruing:
Commercial real estate	3	830	623	207	73
Commercial and industrial	6	2,017	982	1,035	38
Total non-accruing	9	2,847	1,605	1,242	111
Total troubled debt restructurings	14	$3,566	$2,324	$1,242	$254

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2022 were:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Accruing:
Beginning balance	$1,456	$1,927
Additions	—	—
Net payments	(98)	(569)
Net transfers from non-accrual	—	—
Ending balance	1,358	1,358
Non-accruing:
Beginning balance	1,343	1,506
Additions	—	—
Net payments	(209)	(372)
Charge-offs	—	—
Net transfers to accrual	—	—
Ending balance	1,134	1,134
Total troubled debt restructurings	$2,492	$2,492

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the six months ended June 30, 2022. In addition, there was no commitment outstanding on troubled debt restructurings at December 31, 2022.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of June 30, 2023 and December 31, 2022:

June 30, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$8,076	$22,673	$—	$—	$—	$—	$30,749
Commercial and industrial	—	—	—	—	—	—	38,486	38,486
Total	$-	$8,076	$22,673	$—	$—	$—	$38,486	$69,235

December 31, 2022	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,749	$28,210	$—	$—	$—	$—	$37,959
Residential real estate	—	—	—	237	422	220	—	879
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	26,034	26,034
Total	$5,541	$9,749	$28,210	$237	$422	$220	$26,034	$70,413

The following table presents the change in the balance of the reserve for unfunded commitments as of June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$4,316	$2,003	$4,203	$1,403
Provision for/(recapture) of unfunded commitments	(677)	188	(564)	788
Ending balance	$3,639	$2,191	$3,639	$2,191

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$20,944	$24,497	$19,172	$23,744
Additions, net	1,636	2,294	2,752	4,278
Changes in fair value	(865)	(4,636)	(209)	(5,867)
Ending balance	$21,715	$22,155	$21,715	$22,155

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Loan portfolios serviced for:
SBA guaranteed loans	$1,516,675	$1,521,014
USDA guaranteed loans	195,969	211,150
Total	$1,712,644	$1,732,164

Loan servicing revenue totaled $3.4 million for each of the three months ended June 30, 2023 and 2022. Loan servicing revenue totaled $6.8 million for each of the six months ended June 30, 2023 and 2022.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $865,000 and $4.6 million for the three months ended June 30, 2023 and 2022, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $209,000 and $5.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$3,712	$2,221	$4,717	$2,112
Net additions to OREO	445	2,528	499	2,837
Proceeds from sales of OREO	(1,795)	—	(2,559)	(225)
Gains (losses) on sales of OREO	(85)	—	(49)	76
Valuation adjustments	(12)	—	(343)	(51)
Ending balance	$2,265	$4,749	$2,265	$4,749

At June 30, 2023, the balance of real estate owned included $566,000 and $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property as of June 30, 2023 and December 31, 2022, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2023 and December 31, 2022, there were no recorded investment of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the three or six months ended June 30, 2023 or 2022.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the periods indicated:

	Balance Sheet Line Item	June 30, 2023	December 31, 2022
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,849	$11,352
Operating lease liability	Accrued interest payable and other liabilities	13,534	14,391

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At June 30, 2023, the weighted-average discount rate of operating leases was 2.20% and the weighted average remaining life of operating leases was 6.2 years, compared to 1.95% and 6.2 years as of December 31, 2022.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$621	$720	$1,244	$1,578
Short-term lease cost	99	76	168	113
Variable lease cost	357	411	769	880
Less: Sublease income	(159)	(149)	(315)	(276)
Total lease cost, net	$918	$1,058	$1,866	$2,295

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $821,000 and $962,000 for the three months ended June 30, 2023 and 2022, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $1.7 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Company recorded $619,000 and $64,000 of right-of-use lease assets in exchange for operating lease liabilities for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $932,000 and $1.3 million of right-of-use lease assets in exchange for operating lease liabilities for the six months ended June 30, 2023 and 2022, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to June 30, 2023, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2023	$1,677
2024	3,331
2025	2,759
2026	2,154
2027	1,112
Thereafter	3,691
Total undiscounted lease payments	14,724
Less: Imputed interest	(1,190)
Net lease liabilities	$13,534

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.4 million, and the leases have contractual lives extending through 2028. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$7,498	$1,581	$148,353	$13,475	$2,134
Amortization	—	(1,388)	(67)	—	(1,530)	(338)
Ending balance	$148,353	$6,110	$1,514	$148,353	$11,945	$1,796
Accumulated amortization	N/A	$49,356	$1,702	N/A	$43,521	$1,420
Weighted average remaining amortization period	N/A	4.8 Years	5.7 Years	N/A	4.5 Years	6.8 Years

	For the Six Months Ended June 30,
	2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201
Amortization	—	(2,776)	(134)	—	(3,059)	(405)
Ending balance	$148,353	$6,110	$1,514	$148,353	$11,945	$1,796
Accumulated amortization	N/A	$49,356	$1,702	N/A	$43,521	$1,420
Weighted average remaining amortization period	N/A	4.8 Years	5.7 Years	N/A	4.5 Years	6.8 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2023:

Estimated Amortization
2023	$1,426
2024	2,286
2025	1,721
2026	1,157
2027	609
Thereafter	425
Total	$7,624

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the six months ended June 30, 2023 and 2022 was 25.9% and 22.2%, respectively. The Company recorded discrete income tax benefit of $140,000 and $2.1 million related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2023 and 2022, respectively.

Net deferred tax assets decreased to $66.9 million at June 30, 2023 compared to $68.2 million at December 31, 2022 primarily as a result of the change in unrealized gains on cash flow hedges.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Non-interest-bearing demand deposits	$1,793,749	$2,138,645
Interest-bearing checking accounts	530,775	592,098
Money market demand accounts	1,600,043	1,415,653
Other savings	562,706	625,798
Time deposits (below $250,000)	1,214,717	762,250
Time deposits ($250,000 and above)	215,102	160,677
Total deposits	$5,917,092	$5,695,121

There were $551.4 million and $251.5 million of brokered deposits included in time deposits below $250,000 at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, the scheduled maturities of time deposits were:

Scheduled Maturities
2023	$767,520
2024	633,946
2025	14,359
2026	6,657
2027 and thereafter	7,337
Total	$1,429,819

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	June 30,	December 31,
	2023	2022
Federal Home Loan Bank advances	$540,000	$625,000
Securities sold under agreements to repurchase	34,922	15,399
Line of credit	—	—
Total	$574,922	$640,399

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2023 and December 31, 2022, there were no outstanding advances under the Federal Reserve Bank discount window line.

At June 30, 2023, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $40.0 million, with an interest rate of 5.18% and maturity of July 2023. Total variable rate advances were $500.0 million at June 30, 2023, with interest rates ranging from 5.21% to 5.28%, that may reset daily, with maturities between August 2023 and September 2023. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15,000,000, extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20,000,000 with a maturity date of May 26, 2026, each subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended. At June 30, 2023 and December 31, 2022, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of the dates presented:

	June 30,	December 31,
	2023	2022
Federal Home Loan Bank line	$2,076,310	$1,903,549
Federal Reserve Bank of Chicago discount window line	760,627	804,578
Available federal funds lines	135,000	135,000

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

As of June 30, 2023, the net liability outstanding of the subordinated notes was $73.8 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At June 30, 2023 and December 31, 2022, the Company’s junior subordinated debentures by issuance were as follows:

Name of Trust	Aggregate Principal Amount June 30, 2023	Aggregate Principal Amount December 31, 2022	Stated Maturity	Contractual Rate at June 30, 2023	Interest Rate Spread
Metropolitan Statutory Trust I	$35,000	$35,000	March 17, 2034	8.30%	Three-month LIBOR + 2.79%
First Evanston Bancorp Trust I	10,000	10,000	March 15, 2035	7.33%	Three-month LIBOR + 1.78%
Total liability, at par	45,000	45,000
Discount	(7,443)	(7,662)
Total liability, at carrying value	$37,557	$37,338

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. The debentures bear interest at three-month LIBOR plus 2.79% (8.30% and 7.53% at June 30, 2023 and December 31, 2022, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009. Accrued interest payable was $92,000 and $98,000 as of June 30, 2023 and December 31, 2022, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on March 15, 2010, the interest rate reset to the three-month LIBOR plus 1.78% (7.33% and 6.55% at June 30, 2023 and December 31, 2022, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $31,000 and $30,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$245,616	$1,807,433	$2,053,049	$258,049	$1,821,175	$2,079,224
Letters of credit	521	66,036	66,557	536	61,328	61,864
Total	$246,137	$1,873,469	$2,119,606	$258,585	$1,882,503	$2,141,088

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.25% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 14.00% and maturities up to 2048.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2023 and 2022, all of the ratings derived by the Company were “BBB-” or better with and without comparable bond proxies. All of the ratings of non-Agency backed bonds derived by the Company were investment grade. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$40,718	$40,718	$—	$—
U.S. Government agencies	128,518	—	128,518	—
Obligations of states, municipalities, and political subdivisions	62,730	—	62,730	—
Mortgage-backed securities; residential
Agency	565,680	—	565,680	—
Non-Agency	101,880	—	101,880	—
Mortgage-backed securities; commercial
Agency	152,240	—	152,240	—
Corporate securities	35,943	—	35,943	—
Asset-backed securities	37,991	—	37,991	—
Equity and other securities, at fair value
Mutual funds	2,518	2,518	—	—
Equity securities	15,955	—	15,316	639
Servicing assets	21,715	—	—	21,715
Derivative assets	64,159	—	64,159	—
Financial liabilities
Derivative liabilities	18,773	—	18,773	—

		Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$40,723	$40,723	$—	$—
U.S. Government agencies	130,364	—	130,364	—
Obligations of states, municipalities, and political subdivisions	61,876	—	61,876
Mortgage-backed securities; residential
Agency	595,796	—	595,796	—
Non-Agency	106,249	—	106,249	—
Mortgage-backed securities; commercial
Agency	157,030	—	157,030	—
Corporate securities	41,436	—	41,436	—
Asset-backed securities	40,957	—	40,957	—
Equity and other securities, at fair value
Mutual funds	2,518	2,518	—	—
Equity securities	5,471	—	4,805	666
Servicing assets	19,172	—	—	19,172
Derivative assets	65,342	—	65,342	—
Financial liabilities
Derivative liabilities	17,817	—	17,817	—

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2023	2022	2023	2022
	Investment Securities		Servicing Assets
Balance, beginning of period	$666	$686	$19,172	$23,744
Additions, net	—	—	2,752	4,278
Change in fair value	(27)	(23)	(209)	(5,867)
Balance, end of period	$639	$663	$21,715	$22,155

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2023 and 2022.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2023:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	6.4% - 8.2%	7.4%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	(1.0)% - 30.9%	12.7%	Decrease
		Discount rate	6.2% - 51.6%	13.8%	Decrease
		Expected weighted average loan life	0.0 - 9.8 years	4.1 years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Individually Evaluated Loans—The Company individually evaluates loans that do not share similar risk characteristics, including non-accrual loans. Specific allowance for credit losses is measured based on a discounted cash flow of ongoing operations, discounted at the loan's original effective interest rat, or a calculation of the fair value of the underlying collateral less estimated selling costs. Valuations of individually assessed loans that are collateral dependent are supported by third party appraisals in accordance with the Bank's credit policy. Accordingly, individually evaluated loans are classified as Level 3.

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$22,195	$—	$—	$22,195
Commercial and industrial	21,086	—	—	21,086
Assets held for sale	8,653	—	—	8,653
Other real estate owned	2,265	—	—	2,265

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2023		2022
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$59,564	$59,564	$62,274	$62,274
Interest bearing deposits with other banks	2	260,621	260,621	117,079	117,079
Securities held-to-maturity	2	2,158	2,132	2,705	2,672
Restricted stock	2	24,377	24,377	28,202	28,202
Loans held for sale	3	25,995	26,803	47,823	40,657
Loans and lease receivables, net (less impaired loans at fair value)	3	5,434,571	5,335,289	5,262,447	5,259,991
Accrued interest receivable	3	29,882	29,882	29,815	29,815
Financial liabilities
Non-interest-bearing deposits	2	1,793,749	1,793,749	2,138,645	2,138,645
Interest-bearing deposits	2	4,123,343	4,122,535	3,556,476	3,554,318
Accrued interest payable	2	13,019	13,019	4,494	4,494
Federal Home Loan Bank advances	2	540,000	540,000	625,000	625,000
Securities sold under repurchase agreement	2	34,922	34,922	15,399	15,399
Subordinated notes	2	73,778	70,341	73,691	70,925
Junior subordinated debentures	3	37,557	38,479	37,338	40,131

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$45,303	$—	$550,000	$47,249	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	558,316	18,856	(18,773)	545,346	18,093	(17,817)
Other credit derivatives	1,206	—	—	6,678	—	—
Total derivatives	$1,109,522	$64,159	$(18,773)	$1,102,024	$65,342	$(17,817)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $550.0 million as of June 30, 2023, and December 31, 2022. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2023, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $100.0 million receive-fixed interest rate swaps associated with certain variable rate loans. On July 11, 2023, the Company entered into a $50.0 million forward-starting receive-fixed interest rate swap with an effective date of March 2024.

As of June 30, 2023, pay-fixed interest rate swaps are comprised of five effective hedges totaling $400.0 million, and a $50.0 million forward-starting interest rate swap that is effective in September 2023. Receive-fixed interest rate swaps totaling $100.0 million are comprised of two effective hedges.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $3.9 million of interest income and $109,000 of interest expense during the three months ended June 30, 2023, and 2022, respectively, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions was $5.8 million interest income and $319,000 interest expense during the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, the Company estimates $18.4 million of the unrealized gain to be reclassified as a decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $4.1 million and $15,000 as of June 30, 2023 and December 31, 2022, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of June 30, 2023:

Notional amounts	$550,000
Derivative assets fair value	45,303
Derivative liabilities fair value	—
Weighted average remaining maturity	3.4 years

Receive rates are determined at the time the swaps become effective. As of June 30, 2023, the weighted average pay rates of the five effective pay-fixed hedges for $400.0 million were 0.98% and the weighted average receive rates were 5.08%. As of June 30, 2023, the weighted average pay rates of the receive-fixed interest rate swaps of $100.0 million were 7.44% and the weighted average receive rates were 8.25%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the six months ended:

	June 30, 2023			June 30, 2022
	Amount of Gain Recognized in AOCI	Amount of Gain Reclassified from AOCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Loss Reclassified from OCI to Income as an Increase to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$8,709	$5,819	$—	$24,557	$(319)	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $558.3 million as of June 30, 2023 with maturities ranging from March 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the six months ended June 30, 2023, there were $472,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. There were no transaction fees during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, there were $533,000 and $1.6 million of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2023:

Notional amounts	$558,316
Derivative assets fair value	18,856
Derivative liabilities fair value	18,773
Weighted average pay rates	4.29%
Weighted average receive rates	5.98%
Weighted average remaining maturity	5.3 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Other derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. The total notional amount was $1.2 million and $6.7 million as of June 30, 2023 and December 31, 2022, respectively. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of June 30, 2023 and December 31, 2022. The fair values of the credit derivatives is reflected in other assets and liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Other interest rate derivatives	$115	$286	$(193)	$568
Other credit derivatives	—	1	—	5
Total	$115	$287	$(193)	$573

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	June 30, 2023		December 31, 2022
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$64,159	$(18,773)	$65,342	$(17,817)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$64,159	$(18,773)	$65,342	$(17,817)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(537)	537	(43)	43
Collateral posted	(60,520)	—	(64,370)	—
Net credit exposure	$3,102	$(18,236)	$929	$(17,774)

As of June 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.8 million. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $537,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2023, there were 1,188,654 shares available for future grants under the Omnibus Plan.

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

During 2023, the Company granted 289,676 shares of restricted common stock, par value $0.01 per share. Of this total, 3,627 restricted shares will vest in one year, 201,569 restricted shares will vest ratably over three years on each anniversary of the grant date, 33,098 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 51,382 performance-based shares were granted. The number of performance-based shares which may be earned under the award is dependent upon the Company's total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2025, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the six months ended June 30, 2023:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2023	581,337	$22.93
Granted	289,676	24.62
Incremental performance shares vested	1,826
Vested	(182,294)	21.47
Forfeited	(14,091)	24.24
Ending balance outstanding at June 30, 2023	676,454	$24.00

A total of 182,294 restricted shares vested during the six months ended June 30, 2023. A total of 243,603 restricted shares vested during the year ended December 31, 2022. The fair value of restricted shares that vested during the six months ended June 30, 2023 was $4.4 million. The fair value of restricted shares that vested during the year ended December 31, 2022 was $5.9 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Total share-based compensation - restricted stock	$3,217	$2,798
Income tax benefit	866	761
Unrecognized compensation expense	12,757	12,050
Weighted average remaining amortization period	2.3 years	2.7 years

The fair value of the unvested restricted stock awards at June 30, 2023 was $12.2 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 930,852 and 986,757 shares of common stock were outstanding as of June 30, 2023 and 2022, respectively. There were 676,454 and 687,213 restricted stock awards outstanding at June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023 and 2022, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$26,107	$20,283	$50,052	$42,594
Less: Dividends on preferred shares	—	—	—	196
Net income available to common stockholders	$26,107	$20,283	$50,052	$42,398
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	37,034,626	37,064,795	36,995,075	37,093,816
Incremental shares	303,280	547,473	449,306	646,866
Weighted-average common stock outstanding (dilutive)	37,337,906	37,612,268	37,444,381	37,740,682
Basic earnings per common share	$0.70	$0.55	$1.35	$1.14
Diluted earnings per common share	$0.70	$0.54	$1.34	$1.12

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	39,729,369	39,518,702
Shares outstanding	37,752,002	37,492,775
Treasury shares	1,977,367	2,025,927

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For the six months ended June 30, 2022, we declared and paid dividends on the Series B preferred stock of $196,000.

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

We did not purchase any shares under the stock repurchase program during the three or six months ended June 30, 2023. We purchased 232,000 shares at a cost of $5.5 million under this program during the three months ended June 30, 2022. We purchased 514,819 shares at a cost of $13.1 million under this program during the six months ended June 30, 2022.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For each of the three months ended June 30, 2023 and 2022, cash dividends were declared and paid to stockholders of record of our common stock of $0.09 per share. For the six months ended June 30, 2023 and 2022, cash dividends were declared and paid to stockholders of record of our common stock of $0.18 per share.

On July 25, 2023, our Board of Directors declared a cash dividend of $0.09 per share payable on August 22, 2023 to stockholders of record of our common stock as of August 8, 2023.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	18,127	(101,087)	(82,960)
Balance, June 30, 2022	$20,944	$(112,206)	$(91,262)

Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income, net of tax	2,118	570	2,688
Balance, June 30, 2023	$36,433	$(151,295)	$(114,862)

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 7, 2023 as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of Small Business Administration (“SBA”) loans as of June 30, 2023.

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

We reported consolidated net income of $26.1 million and $50.1 million for the three and six months ended June 30, 2023, compared to net income of $20.3 million and $42.6 million for the three and six months ended June 30, 2022, an increase of $5.8 million and $7.5 million, respectively, for each comparable period. The increase in net income was attributable to a $14.5 million and $31.5 million increase in net interest income. The increase in net interest income during the three and six months ended June 30, 2023 was primarily driven by higher yields on loans and leases, and growth in the loan and lease portfolio.

Dividends declared and paid on preferred shares were $196,000 for the six months ended June 30, 2022. Dividends declared on common shares were $3.4 million for each of the three months ended June 30, 2023 and 2022. Dividends paid on common shares were $3.3 million and $3.4 million for each of the three months ended June 30, 2023 and 2022, respectively. Dividends declared on common shares were $6.8 million for each of the six months ended June 30, 2023 and 2022. Dividends paid on common shares were $6.7 million and $6.8 million for each of the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023 and 2022, net income available to common stockholders was $26.1 million, or $0.70 per basic and diluted common share, and $20.3 million, or $0.55 per basic and $0.54 per diluted common share, respectively. For the six months ended June 30, 2023 and 2022, net income available to common stockholders was $50.1 million, or $1.35 per basic and $1.34 per diluted common share, and $42.4 million, or $1.14 per basic and $1.12 per diluted common share, respectively.

Our results of operations for the three months ended June 30, 2023 and 2022 yielded an annual return on average assets of 1.41% and 1.17% and a return on average stockholders’ equity of 12.99% and 10.42% respectively. Our results of operations for the six months ended June 30, 2023 and 2022 yielded an annual return on average assets of 1.37% and 1.26% and a return on average stockholders’ equity of 12.69% and 10.65%, respectively.

As of June 30, 2023, we had consolidated total assets of $7.6 billion, total gross loans and leases outstanding of $5.6 billion, total deposits of $5.9 billion, and total stockholders’ equity of $813.9 million.

Inland Bancorp, Inc. Acquisition

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc., ("Inland") under the terms of a definitive merger agreement. As a result of the merger, Inland's wholly owned bank subsidiary, Inland Bank and Trust, was merged with and into Byline Bank. As of June 30, 2023, Inland had approximately $1.2 billion in total assets, $861.5 million of loans, and $967.6 million of total deposits. Refer to Note 3—Acquisition of a Business for additional information.

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

These critical accounting policies and estimates include (i) acquisition-related fair value computations, (ii) the carrying value of loans and leases, (iii) determining the provision and allowance for credit losses, (iv) the valuation of intangible assets such as goodwill, servicing assets and core deposit intangibles, (v) the determination of fair value for financial instruments and (vi) the valuation of or recognition of deferred tax assets and liabilities.

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

The ACL is maintained at a level management believes is sufficient to provide for current expected credit losses based upon an ongoing review of the loan and lease portfolios by portfolio category, which includes consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, reasonable and supportable forecasts, and evaluation of prevailing economic conditions. We use risk ratings as credit indicators to classify loans and leases into pools and to estimate loss rates for each of the loan and lease pools. Additional information about these policies can be found in Note 4 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2023, included in this report.

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

Management also considers qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history. Each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan portfolio and is monitored quarterly. All acquired loans and leases and originated loans and leases of $500,000 or greater with an internal risk rating of substandard or below, or on nonaccrual, as well as loans classified as Troubled Debt Restructurings, are reviewed individually for impairment on a quarterly basis.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2023, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2023, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2023, which are included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Summary of Operations
Common Share Data
Basic earnings per common share	$0.70	$0.55	$1.35	$1.14
Diluted earnings per common share	$0.70	$0.54	$1.34	$1.12
Adjusted diluted earnings per share(1)(3)	$0.73	$0.54	$1.38	$1.12
Weighted-average common shares outstanding (basic)	37,034,626	37,064,795	36,995,075	37,093,816
Weighted-average common shares outstanding (diluted)	37,337,906	37,612,268	37,444,381	37,740,682
Common shares outstanding	37,752,002	37,669,102	37,752,002	37,669,102
Cash dividends per common share	$0.09	$0.09	$0.18	$0.18
Dividend payout ratio on common stock	12.86%	16.67%	13.43%	16.07%
Tangible book value per common share(1)	$17.43	$16.01	$17.43	$16.01
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin, fully taxable equivalent (1)(4)	4.33%	3.77%	4.36%	3.80%
Average cost of deposits	1.70%	0.16%	1.43%	0.12%
Efficiency ratio(2)	52.92%	55.29%	52.51%	55.12%
Adjusted efficiency ratio(1)(2)(3)	51.39%	55.29%	51.47%	55.12%
Non-interest income to total revenues(1)	15.80%	18.69%	16.23%	21.82%
Non-interest expense to average assets	2.67%	2.52%	2.68%	2.60%
Adjusted non-interest expense to average assets(1)(3)	2.60%	2.52%	2.63%	2.60%
Return on average stockholders' equity	12.99%	10.42%	12.69%	10.65%
Adjusted return on average stockholders' equity(1)(3)	13.56%	10.42%	13.10%	10.65%
Return on average assets	1.41%	1.17%	1.37%	1.26%
Adjusted return on average assets(1)(3)	1.48%	1.17%	1.41%	1.26%
Pre-tax pre-provision return on average assets(1)	2.23%	1.84%	2.27%	1.93%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.30%	1.84%	2.33%	1.93%
Return on average tangible common stockholders' equity(1)	16.78%	14.06%	16.50%	14.21%
Adjusted return on average tangible common stockholders' equity(1)(3)	17.50%	14.06%	17.01%	14.21%
Non-interest-bearing deposits to total deposits	30.31%	40.47%	30.31%	40.47%
Loans and leases held for sale and loans and leases held for investment to total deposits	94.58%	96.23%	94.58%	96.23%
Deposits to total liabilities	87.51%	84.64%	87.51%	84.64%
Deposits per branch	$155,713	$141,799	$155,713	$141,799
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.69%	0.66%	0.69%	0.66%
ACL to total loans and leases held for investment, net before ACL	1.66%	1.21%	1.66%	1.21%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.31%	0.24%	0.20%	0.15%
Capital Ratios
Common equity to total assets	10.74%	10.73%	10.74%	10.73%
Tangible common equity to tangible assets(1)	8.87%	8.65%	8.87%	8.65%
Leverage ratio	10.74%	10.34%	10.74%	10.34%
Common equity tier 1 capital ratio	10.58%	10.26%	10.58%	10.26%
Tier 1 capital ratio	11.22%	10.95%	11.22%	10.95%
Total capital ratio	13.52%	13.09%	13.52%	13.09%

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

We reported consolidated net income of $26.1 million for the three months ended June 30, 2023 compared to net income of $20.3 million for the three months ended June 30, 2022, an increase of $5.8 million. The increase in net income was primarily attributable to a $14.5 million increase in net interest income, offset by an increase in non-interest expense of $5.6 million and an increase in the provision of income taxes of $3.4 million.

The increase in net interest income during the three months ended June 30, 2023 was mainly a result of higher yields and increased average loan and leases balances. The increase in non-interest expense was primarily due to increases in legal, audit and other professional fees due to merger-related activities, and other non-interest expenses due to increased general expenses. The increase in the provision for income taxes is due to higher income before taxes.

Net income available to common stockholders was $26.1 million, or $0.70 per basic and diluted common share, for the three months ended June 30, 2023 compared to $20.3 million, or $0.55 per basic and $0.54 per diluted common share, for the three months ended June 30, 2022.

Our annualized return on average assets was 1.41% for the three months ended June 30, 2023 compared to 1.17% for the three months ended June 30, 2022. Our annualized return on average stockholders’ equity was 12.99% for the three months ended June 30, 2023 compared to 10.42% for the three months ended June 30, 2022. Our efficiency ratio was 52.92% for the three months ended June 30, 2023 compared to 55.29% for the three months ended June 30, 2022.

We reported consolidated net income of $50.1 million for the six months ended June 30, 2023 compared to net income of $42.6 million for the six months ended June 30, 2022, an increase of $7.5 million. The increase in net income was primarily attributable to a $31.5 million increase in net interest income, offset by a $9.8 million increase in non-interest expense, a $5.4 million increase in the provision for income taxes, a $4.7 million increase in the provision for credit losses, and a $4.2 million decrease in non-interest income.

The increase in net interest income during the six months ended June 30, 2023 was mainly a result of higher yields on loans and leases and increased average balances. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits. The increase in provision for income taxes was due to higher income before taxes. The increase in provision for credit losses was mainly attributable to increases in specific reserves on individually evaluated loans, and loan and lease portfolio growth. The decrease in non-interest income was primarily due to decrease in net gains on sales of loans due to lower volume and average premiums.

Net income available to common stockholders was $50.1 million, or $1.35 per basic and $1.34 per diluted common share, for the six months ended June 30, 2023 compared to $42.4 million, or $1.14 per basic and $1.12 per diluted common share, for the six months ended June 30, 2022. Dividends on preferred shares were $196,000 for the six months ended June 30, 2022.

Our annualized return on average assets was 1.37% for the six months ended June 30, 2023 compared to 1.26% for the six months ended June 30, 2022. Our annualized return on average stockholders’ equity was 12.69% for the six months ended June 30, 2023 compared to 10.65% for the six months ended June 30, 2022. Our efficiency ratio was 52.51% for the six months ended June 30, 2023 compared to 55.12% for the six months ended June 30, 2022.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2023, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.1% of our total loan and lease portfolio compared to 1.4% at December 31, 2022.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$135,003	$1,041	3.09%	$66,034	$74	0.45%
Loans and leases(1)	5,535,593	99,134	7.18%	5,009,077	59,674	4.78%
Taxable securities	1,250,780	6,324	2.03%	1,330,200	5,904	1.78%
Tax-exempt securities(2)	151,205	980	2.60%	168,567	1,131	2.69%
Total interest-earning assets	$7,072,581	$107,479	6.10%	$6,573,878	$66,783	4.07%
Allowance for credit losses - loans and leases	(92,804)			(59,883)
All other assets	424,122			461,730
TOTAL ASSETS	$7,403,899			$6,975,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$541,036	$2,175	1.61%	615,831	$415	0.27%
Money market accounts	1,534,463	10,799	2.82%	1,307,320	1,194	0.37%
Savings	575,254	220	0.15%	664,954	83	0.05%
Time deposits	1,328,679	11,529	3.48%	627,199	436	0.28%
Total interest-bearing deposits	3,979,432	24,723	2.49%	3,215,304	2,128	0.27%
Other borrowings	509,419	4,241	3.34%	497,082	1,083	0.87%
Federal funds purchased	—	—	0.00%	2,527	14	2.32%
Subordinated notes and debentures	111,255	2,142	7.72%	110,649	1,694	6.14%
Total borrowings	620,674	6,383	4.12%	610,258	2,791	1.83%
Total interest-bearing liabilities	$4,600,106	$31,106	2.71%	$3,825,562	$4,919	0.52%
Non-interest-bearing demand deposits	1,848,538			2,265,426
Other liabilities	148,983			104,085
Total stockholders’ equity	806,272			780,652
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,403,899			$6,975,725
Net interest spread(3)			3.39%			3.55%
Net interest income, fully taxable equivalent		$76,373			$61,864
Net interest margin, fully taxable equivalent(2)(4)			4.33%			3.77%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		207	0.01%		237	0.01%
Net interest income		$76,166			$61,627
Net interest margin(4)			4.32%			3.76%

Net loan accretion impact on margin		$611	0.03%		$1,383	0.08%

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
(5)
Average balances are average daily balances.

	For the Six Months Ended June 30,
	2023			2022
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$116,394	$1,483	2.57%	$70,404	$103	0.29%
Loans and leases(1)	5,510,124	191,477	7.01%	4,840,510	115,100	4.80%
Taxable securities	1,263,010	12,755	2.04%	1,334,747	11,379	1.72%
Tax-exempt securities(2)	151,509	1,974	2.63%	169,107	2,255	2.69%
Total interest-earning assets	$7,041,037	$207,689	5.95%	$6,414,768	$128,837	4.05%
Allowance for credit losses - loans and leases	(88,586)			(57,895)
All other assets	422,236			484,728
TOTAL ASSETS	$7,374,687			$6,841,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$573,342	$4,669	1.64%	$597,665	$593	0.20%
Money market accounts	1,500,260	18,527	2.49%	1,281,519	1,668	0.26%
Savings	594,316	447	0.15%	657,155	159	0.05%
Time deposits	1,148,545	17,378	3.05%	644,543	795	0.25%
Total interest-bearing deposits	3,816,463	41,021	2.17%	3,180,882	3,215	0.20%
Other borrowings	541,249	10,093	3.76%	394,385	1,478	0.76%
Federal funds purchased	1,381	36	5.30%	1,271	14	2.32%
Subordinated notes and debentures	111,178	4,240	7.69%	110,570	3,294	6.01%
Total borrowings	653,808	14,369	4.43%	506,226	4,786	1.91%
Total interest-bearing liabilities	$4,470,271	$55,390	2.50%	$3,687,108	$8,001	0.44%
Non-interest-bearing demand deposits	1,961,945			2,256,778
Other liabilities	147,130			91,451
Total stockholders’ equity	795,341			806,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,374,687			$6,841,601
Net interest spread(3)			3.45%			3.61%
Net interest income, fully taxable equivalent		$152,299			$120,836
Net interest margin, fully taxable equivalent(2)(4)			4.36%			3.80%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		415	0.01%		473	0.02%
Net interest income		$151,884			$120,363
Net interest margin(4)			4.35%			3.78%

Net loan accretion impact on margin		$1,340	0.04%		$2,859	0.09%
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

	Three Months Ended June 30, 2023
	Compared to Three Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$532	$435	$967
Loans and leases(1)	9,488	29,972	39,460
Taxable securities	(409)	829	420
Tax-exempt securities	(113)	(38)	(151)
Total interest income	$9,498	$31,198	$40,696
Interest expense
Deposits
Interest checking	$(297)	$2,057	$1,760
Money market accounts	1,620	7,985	9,605
Savings	(29)	166	137
Time deposits	6,089	5,004	11,093
Total interest-bearing deposits	7,383	15,212	22,595
Other borrowings	98	3,060	3,158
Federal funds purchased	1	(15)	(14)
Subordinated notes and debentures	12	436	448
Total borrowings	111	3,481	3,592
Total interest expense	$7,494	$18,693	$26,187
Net interest income, fully taxable equivalent	$2,004	$12,505	$14,509
(1)
Includes loans and leases on non-accrual status.

	Six Months Ended June 30, 2023
	Compared to Six Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$584	$796	$1,380
Loans and leases(1)	23,329	53,048	76,377
Taxable securities	(742)	2,118	1,376
Tax-exempt securities	(231)	(50)	(281)
Total interest income	$22,940	$55,912	$78,852
Interest expense
Deposits
Interest checking	$(192)	$4,268	$4,076
Money market accounts	2,688	14,171	16,859
Savings	(38)	326	288
Time deposits	7,634	8,949	16,583
Total interest-bearing deposits	10,092	27,714	37,806
Other borrowings	2,747	5,868	8,615
Federal funds purchased	3	19	22
Subordinated notes and debentures	25	921	946
Total borrowings	2,775	6,808	9,583
Total interest expense	$12,867	$34,522	$47,389
Net interest income, fully taxable equivalent	$10,073	$21,390	$31,463
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2023 was $76.2 million compared to $61.6 million during the same period in 2022, an increase of $14.5 million, or 23.6%. Interest income increased $40.7 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily a result of higher yields and increased average balances on loans and leases. Interest expense increased by $26.2 million for the three months ended June 30, 2023 compared to the same period in 2022 mostly due to increases in the average rates paid on deposits, change in deposit mix, and growth of deposits.

Net interest income for the six months ended June 30, 2023 was $151.9 million compared to $120.4 million during the same period in 2022, an increase of $31.5 million, or 26.2%. Interest income increased $78.9 million for six months ended June 30, 2023 compared to the same period in 2022 primarily a result of higher yields and increased average balance on loans and leases. Interest expense increased by $47.4 million for the six months ended June 30, 2023 compared to the same period in 2022 mostly due to increases in the average rates paid on deposits, change in deposit mix, and growth of deposits.

The net interest margin for the three months ended June 30, 2023 was 4.32%, an increase of 56 basis points compared to 3.76% for the three months ended June 30, 2022. The primary drivers of the increase for the three month period was an increase yields due to the rising interest rate environment, and the increase in average interest earning assets was driven by organic loan and lease growth. The net interest margin for the six months ended June 30, 2023 and 2022 was 4.35% and 3.78%, respectively.

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

Provision for credit losses - loans and leases was $5.8 million for the three months ended June 30, 2023, compared to $5.9 for the three months ended June 30, 2022, a decrease of $118,000. Provision for credit losses - loans and leases was $15.6 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $4.7 million. The increase in provision for the comparable six month periods was driven by an increase in specific reserves related to loans individually evaluated for impairment and loan and lease growth.

Non-Interest Income

Non-interest income was $14.3 million for the three months ended June 30, 2023 compared to $14.2 million for the three months ended June 30, 2022, an increase of $130,000, or 0.9%. The increase was primarily due to the change in the loan servicing asset revaluation and in the fair value of equity securities, offset by decrease in net gains on sales of loans. Non-interest income was $29.4 million for the six months ended June 30, 2023 compared to $33.6 million for the six months ended June 30, 2022, a decrease of $4.2 million or 12.4%. The decrease was primarily due to decreases in net gains on sales of loans.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2023 Compared to 2022		YTD 2023 Compared to 2022
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,233	$2,059	$4,353	$3,943	$174	8.5%	$410	10.4%
Loan servicing revenue	3,377	3,384	6,757	6,764	(7)	(0.2)%	(7)	(0.1)%
Loan servicing asset revaluation	(865)	(4,636)	(209)	(5,867)	3,771	(81.3)%	5,658	(96.4)%
ATM and interchange fees	1,112	1,131	2,175	2,180	(19)	(1.7)%	(5)	(0.2)%
Net realized gains on securities available-for-sale	—	52	—	52	(52)	0.0%	(52)	(100.0)%
Change in fair value of equity securities, net	193	(697)	543	(732)	890	NM	1,275	NM
Net gains on sales of loans	5,704	9,983	10,852	20,810	(4,279)	(42.9)%	(9,958)	(47.9)%
Wealth management and trust income	1,039	900	1,963	1,948	139	15.4%	15	0.8%
Other non-interest income	1,498	1,985	3,002	4,489	(487)	(24.5)%	(1,487)	(33.1)%
Total non-interest income	$14,291	$14,161	$29,436	$33,587	$130	0.9%	$(4,151)	(12.4)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.2 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Fees and service charges on deposits were $4.4 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. Increases are due to increases in deposit balances and changes in fee structure.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2023 and 2022. We generated $6.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2023 and 2022. At June 30, 2023 and 2022, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $865,000 and $4.6 million for the three months ended June 30, 2023 and 2022, respectively, a change of $3.8 million. Loan servicing asset revaluation had a downward adjustment of $209,000, and $5.9 million for the six months ended June 30, 2023 and 2022, respectively, a change of $5.7 million. Changes in the revaluations were mainly due to decreases in discount rates prompted by current market interest rates and premiums.

Net gains on sales of loans were $5.7 million for the three months ended June 30, 2023 compared to $10.0 million for the three months ended June 30, 2022, a decrease of $4.3 million, or 42.9%, driven by lower volume and reduced premiums in the secondary market. We sold $85.9 million of U.S. government guaranteed loans during the three months ended June 30, 2023 compared to $118.5 million during the three months ended June 30, 2022. Net gains on sales of loans were $10.9 million for the six months ended June 30, 2023 compared to $20.8 million for the six months ended June 30, 2022, a decrease of $10.0 million or 47.9%, driven by reduced premiums in the secondary market. We sold $158.1 million of U.S. government guaranteed loans during the six months ended June 30, 2023 compared to $220.8 million during the six months ended June 30, 2022.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.0 million for the three months ended June 30, 2023 compared to $900,000 for the three months ended June 30, 2022, an increase of $139,000 or 15.4%. Wealth management and trust income was $2.0 million for the six months ended June 30, 2023 compared to $1.9 million for the six months ended June 30, 2022, an increase of $15,000 or 0.8%. Assets under administration were $636.0 million and $502.6 million as of June 30, 2023 and 2022, respectively.

Other non-interest income was $1.5 million for the three months ended June 30, 2023 compared to $2.0 million for the three months ended June 30, 2022, a decrease of $487,000 or 24.5%. Other non-interest income was $3.0 million for the six months ended June 30, 2023 compared to $4.5 million for the six months ended June 30, 2022, a decrease of $1.5 million or 33.1%. The primary driver of the decrease was decreased interest rate swap fee income.

Non-Interest Expense

Non-interest expense was $49.3 million for the three months ended June 30, 2023 compared to $43.8 million for the three months ended June 30, 2022, an increase of $5.6 million, or 12.7%. Non-interest expense was $98.1 million for the six months ended June 30, 2023 compared to $88.3 million for the six months ended June 30, 2022, an increase of $9.8 million, or 11.1%. These increases were primarily due to an increase in salaries and employee benefits, legal, audit and other professional fees, and other non-interest expense.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2023 Compared to 2022		YTD 2023 Compared to 2022
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$29,642	$27,697	$60,036	$56,656	$1,945	7.0%	$3,380	6.0%
Occupancy and equipment expense, net	4,404	4,409	8,848	9,537	(5)	(0.1)%	(689)	(7.2)%
Impairment charge on assets held for sale	—	—	20	—	—	0.0%	20	NM
Loan and lease related expenses	488	942	1,451	51	(454)	(48.2)%	1,400	NM
Legal, audit and other professional fees	3,675	1,820	6,789	4,420	1,855	101.9%	2,369	53.6%
Data processing	4,272	3,396	8,055	6,582	876	25.8%	1,473	22.4%
Net loss recognized on other real estate owned and other related expenses	288	158	185	212	130	82.3%	(27)	(12.7)%
Other intangible assets amortization expense	1,455	1,868	2,910	3,464	(413)	(22.1)%	(554)	(16.0)%
Other non-interest expense	5,104	3,483	9,834	7,406	1,621	46.5%	2,428	32.8%
Total non-interest expense	$49,328	$43,773	$98,128	$88,328	$5,555	12.7%	$9,800	11.1%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $29.6 million for the three months ended June 30, 2023 compared to $27.7 million for the three months ended June 30, 2022, an increase of $1.9 million, or 7.0%. Salaries and employee benefits, totaled $60.0 million for the six months ended June 30, 2023 compared to $56.7 million for the six months ended June 30, 2022, an increase of $3.4 million, or 6.0%. The increases were primarily a result of merit increases, lower deferred costs and increased incentive compensation.

Loan and lease related expenses were $488,000 for the three months ended June 30, 2023 compared to $942,000 for the three months ended June 30, 2022, a decrease of $454,000, or 48.2%. The decrease was primarily driven by lower reimbursable expenses associated with government guaranteed loan originations. Loan and lease related expenses were $1.5 million for the six months ended June 30, 2023, compared to $51,000 for the six months ended June 30, 2022, an increase of $1.4 million. The increase was mainly related to the recapture of government guaranteed loan expenses during the first six months of 2022.

Legal, audit, and other professional fees were $3.7 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022, an increase of $1.9 million, or 101.9%. Legal, audit, and other professional fees were $6.8 million for the six months ended June 30, 2023 compared to $4.4 million for the six months ended June 30, 2022, an increase of $2.4 million or 53.6%. The increase was driven by increased legal fees for merger-related expenses.

Data processing was $4.3 million for the three months ended June 30, 2023, compared to $3.4 million for the three months ended June 30, 2022, an increase of $876,000 or 25.8%. Data processing was $8.1 million for the six months ended June 30, 2023, compared to $6.6 million for the six months ended June 30, 2022, an increase of $1.5 million or 22.4%. The increases were driven by increased software licensing costs and merger-related expenses.

Net loss recognized on other real estate owned and other related expenses was $288,000 for the three months ended June 30, 2023, compared to $158,000 for the three months ended June 30, 2022, an increase of $130,000. Net loss recognized on other real estate owned and other related expenses was $185,000 for the six months ended June 30, 2023, compared to $212,000 for the six months ended June 30, 2022, an increase of $27,000, or 12.7%. These changes were primarily due to sales and transfers of certain properties.

Other non-interest expense was $5.1 million for the three months ended June 30, 2023 compared to $3.5 million for the three months ended June 30, 2022, an increase of $1.6 million or 46.5%. Other non-interest expense was $9.8 million for the six months ended June 30, 2023 compared to $7.4 million for the six months ended June 30, 2022, an increase of $2.4 million or 32.8%. These increases were mostly due to increases in other general expenses.

Our efficiency ratio was 52.92% for the three months ended June 30, 2023 compared to 55.29% for the three months ended June 30, 2022. The change in our efficiency ratio for the three months ended June 30, 2023 was driven by an increase in our net interest income. Our adjusted efficiency ratio was 51.39% for the three months ended June 30, 2023 compared to 55.29% for the three months ended June 30, 2022. Our efficiency ratio was 52.51% for the six months ended June 30, 2023, compared to 55.12% for the six months ended June 30, 2022. The change in our efficiency ratio was due to higher net interest income. Our adjusted efficiency ratio was 51.47% for the six months ended June 30, 2023, compared to 55.12% for the six months ended June 30, 2022.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2023 totaled $9.2 million compared to $5.8 million for the three months ended June 30, 2022, an increase of $3.4 million, or 58.5%. The increase in income tax expense was principally due to increases in net income before provision for income taxes. Our effective tax rate was 26.1% for the three months ended June 30, 2023 and 22.3% for the three months ended June 30, 2022.

Our provision for income taxes for the six months ended June 30, 2023 totaled $17.5 million compared to $12.1 million for the six months ended June 30, 2022, an increase of $5.4 million or 44.5%. The increase in income tax expense was principally due to increases in net income before provision for income taxes. Our effective tax rate was 25.9% for the six months ended June 30, 2023 and 22.2% for the six months ended June 30, 2022.

We expect our effective tax rate for 2023 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $212.7 million, or 2.9%, to $7.6 billion at June 30, 2023 compared to $7.4 billion at December 31, 2022. The increase in total assets includes an increase of $149.3 million in loans and leases, or 2.8%, from $5.4 billion at December 31, 2022 to $5.6 billion at June 30, 2023. Our originated loan and lease portfolio increased by $211.6 million and our our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $62.4 million. The increase in our originated portfolio was primarily attributed to growth in commercial real estate, leasing financing receivables and commercial and industrial loans. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial real estate.

Total liabilities increased by $164.6 million, or 2.5%, to $6.8 billion at June 30, 2023 compared to $6.6 billion at December 31, 2022. Total deposits increased by $222.0 million, or 3.9%, driven by growth in time deposits and money market accounts, offset by a decrease in non-interest bearing deposits. Other borrowings decreased by $65.5 million, or 10.2%, mainly due to a decrease in FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2023 or December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale decreased by $48.7 million, or 4.1%, from $1.2 billion at December 31, 2022 to $1.1 billion at June 30, 2023. The decrease was mainly attributed to decreases in the fair value of available-for-sale securities and paydowns made during the six months ended June 30, 2023.

At June 30, 2023, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $2.2 million and $2.7 million at June 30, 2023 and at December 31, 2022, respectively.

We had no securities that had evidence of material credit losses as of June 30, 2023 or December 31, 2022.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,516	$40,718	$42,430	$40,723
U.S. Government agencies	148,297	128,518	150,524	130,364
Obligations of states, municipalities, and political subdivisions	67,922	62,730	68,019	61,876
Residential mortgage-backed securities
Agency	673,096	565,680	707,157	595,796
Non-agency	126,144	101,880	130,654	106,249
Commercial mortgage-backed securities
Agency	188,308	152,240	191,172	157,030
Corporate securities	42,767	35,943	45,302	41,436
Asset-backed securities	39,785	37,991	43,085	40,957
Total available-for-sale	$1,328,835	$1,125,700	$1,378,343	$1,174,431
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,158	$2,132	$2,705	$2,672
Total held-to-maturity	$2,158	$2,132	$2,705	$2,672

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2023, we evaluated the securities which had an unrealized loss for credit losses and determined there were none. There were 286 investment securities with unrealized losses at June 30, 2023. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2023
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$—	0.00%	$42,516	2.35%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	47,623	1.41%	93,627	1.91%	7,047	3.97%
Obligations of states, municipalities, and political subdivisions	2,954	2.55%	16,650	2.85%	9,965	3.17%	38,353	2.28%
Residential mortgage- backed securities
Agency	18	1.35%	18,422	1.78%	72,937	1.54%	581,719	1.48%
Non-agency	—	0.00%	—	0.00%	—	0.00%	126,144	2.14%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,515	1.63%	174,793	2.07%
Corporate securities	—	0.00%	11,713	4.60%	31,054	3.70%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	39,785	5.29%	—	0.00%
Total available-for-sale	$2,972	2.54%	$136,924	2.20%	$260,883	2.57%	$928,056	1.73%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,551	2.67%	$607	2.75%	$—	0.00%	$—	0.00%
Total held-to-maturity	$1,551	2.67%	$607	2.75%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

As of June 30, 2023, and December 31, 2022, investment securities indexed to LIBOR were $36.1 million and $43.5 million, respectively.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $43.7 million at June 30, 2023, a decrease of $190,000 from December 31, 2022.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2023 or December 31, 2022.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2023 and December 31, 2022, we held $24.4 million and $28.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2023 and December 31, 2022.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2023 and December 31, 2022 were $5.6 billion and $5.4 billion, respectively, an increase of $149.3 million, or 2.8%. Originated loans and leases were $5.3 billion at June 30, 2023, an increase of $211.6 million, or 4.1%, compared to $5.1 billion at December 31, 2022. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $228.2 million at June 30, 2023, a decrease of $62.4 million, or 21.5%, compared to $290.5 million at December 31, 2022. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired non-credit-deteriorate loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals that are reflected within originated loans, payoffs, and maturities during the period.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of June 30, 2023, the loan portfolio included $420.7 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.1% retail trade, 15.4% accommodation and food services, and 11.4% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,806,531	32.4%	$1,712,152	31.6%
Residential real estate	453,880	8.1%	426,226	7.9%
Construction, land development, and other land	387,623	7.0%	438,617	8.1%
Commercial and industrial	2,086,274	37.5%	2,030,616	37.5%
Installment and other	3,582	0.1%	1,410	0.0%
Leasing financing receivables	604,437	10.9%	521,689	9.6%
Total originated loans and leases	$5,342,327	95.9%	$5,130,710	94.7%
Purchased credit deteriorated loans
Commercial real estate	$30,724	0.6%	$45,143	0.8%
Residential real estate	26,012	0.5%	32,228	0.6%
Construction, land development, and other land	320	0.0%	372	0.0%
Commercial and industrial	1,726	0.0%	2,192	0.0%
Installment and other	129	0.0%	140	0.0%
Total purchased credit deteriorated loans	$58,911	1.1%	$80,075	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$126,191	2.4%	$152,193	2.8%
Residential real estate	25,055	0.4%	31,508	0.6%
Commercial and industrial	16,750	0.3%	24,266	0.5%
Installment and other	25	0.0%	209	0.0%
Leasing financing receivables	1,258	0.0%	2,297	0.0%
Total acquired non-credit-deteriorated loans and leases	$169,279	3.0%	$210,473	3.9%
Total loans and leases	$5,570,517	100.0%	$5,421,258	100.0%
Allowance for credit losses - loans and leases	(92,665)		(81,924)
Total loans and leases, net of allowance for credit losses - loans and leases	$5,477,852		$5,339,334

Loans collateralized by real estate comprised 51.3% and 52.4% of the loan and lease portfolio at June 30, 2023 and December 31, 2022, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2023 and December 31, 2022 and totaled $2.0 billion, or 68.7% of real estate loans and 35.2% of the total loan and lease portfolio at June 30, 2023. At December 31, 2022, commercial real estate loans totaled $1.9 billion and comprised 67.3% of real estate loans and 35.2% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $45.1 million as of December 31, 2022 to $30.7 million as of June 30, 2023, a decrease of $14.4 million, or 31.9%. At June 30, 2023 and December 31, 2022, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 293.3% and 313.4%, respectively. Non-owner occupied commercial real estate loans were $791.2 million and $736.7 million, or 86.8% and 86.6% of total capital, at June 30, 2023 and December 31, 2022, respectively.

Residential real estate loans totaled $504.9 million at June 30, 2023 compared to $490.0 million at December 31, 2022, an increase of $14.9 million, or 3.1%. The residential real estate loan portfolio comprised 17.7% and 17.3% of real estate loans as of June 30, 2023 and December 31, 2022, respectively, and 9.1% and 9.0% of total loans and leases at June 30, 2023 and December 31, 2022, respectively. Purchased credit deteriorated residential real estate loans decreased from $32.2 million at December 31, 2022 to $26.0 million at June 30, 2023, a decrease of $6.2 million, or 19.3%. Multifamily real estate loans were $321.5 million at and $304.2 million, or 33.5% and 35.6% of total capital, at June 30, 2023 and December 31, 2022, respectively.

Construction, land development, and other land loans totaled $387.9 million at June 30, 2023 compared to $439.0 million at December 31, 2022, an decrease of $51.0 million, or 11.6%. The construction, land development and other land loan portfolio comprised 13.6% and 15.5% of real estate loans at June 30, 2023 and December 31, 2022, respectively, and 7.0% and 8.1% of the total loan and lease portfolio at June 30, 2023 and December 31, 2022, respectively. The construction, land development and other land loan portfolio was 40.3% and 51.2% of total capital, at June 30, 2023 and December 31, 2022, respectively.

Commercial and industrial loans totaled $2.1 billion at June 30, 2023 and December 31, 2022, an increase of $47.7 million, or 2.3%. The commercial and industrial loan portfolio comprised 37.8% and 37.9% of the total loan and lease portfolio at June 30, 2023 and December 31, 2022, respectively.

Lease financing receivables comprised 10.9% and 9.7% of the loan and lease portfolio at June 30, 2023 and December 31, 2022, respectively. Total lease financing receivables were $605.7 million and $524.0 million at June 30, 2023 and December 31, 2022, respectively, an increase of $81.7 million, or 15.6%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2023 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$73,329	$194,422	$670,514	$265,646	$301,569	$122,356	$10,288	$168,407	$1,806,531
Residential real estate	13,732	34,940	122,653	69,208	42,010	105,293	63,219	2,825	453,880
Construction, land development, and other land	3,639	132,172	11,389	205,970	28,755	5,698	—	—	387,623
Commercial and industrial	30,728	380,616	312,624	908,941	155,714	256,706	32,674	8,271	2,086,274
Installment and other	304	700	730	1,633	215	—	—	—	3,582
Leasing financing receivables	15,570	—	522,488	—	66,379	—	—	—	604,437
Total originated loans and leases	$137,302	$742,850	$1,640,398	$1,451,398	$594,642	$490,053	$106,181	$179,503	$5,342,327
Purchased credit deteriorated loans
Commercial real estate	$11,524	$-	$15,350	$2,156	$721	$563	$135	$275	$30,724
Residential real estate	3,323	48	9,939	548	5,933	470	4,329	1,422	26,012
Construction, land development, and other land	283	—	37	—	—	—	—	—	320
Commercial and industrial	—	78	1,644	4	—	—	—	—	1,726
Installment and other	—	—	24	—	105	—	—	—	129
Total purchased credit deteriorated loans	$15,130	$126	$26,994	$2,708	$6,759	$1,033	$4,464	$1,697	$58,911
Acquired non-credit-deteriorated loans and leases
Commercial real estate	5,763	279	65,118	13,168	12,422	8,916	2,496	18,029	$126,191
Residential real estate	6,261	2,044	6,967	737	128	4,376	729	3,813	25,055
Commercial and industrial	882	107	6,025	8,315	288	817	—	316	16,750
Installment and other	18	—	7	—	—	—	—	—	25
Leasing financing receivables	406	—	852	—	—	—	—	—	1,258
Total acquired non-credit-deteriorated loans and leases	$13,330	$2,430	$78,969	$22,220	$12,838	$14,109	$3,225	$22,158	$169,279
Total loans and leases	$165,762	$745,406	$1,746,361	$1,476,326	$614,239	$505,195	$113,870	$203,358	$5,570,517

At June 30, 2023, 47.4% of the loan and lease portfolio bears interest at fixed rates and 52.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans. As of June 30, 2023, we had $252.9 million in loans indexed to LIBOR and $1.4 billion in loans indexed to SOFR.

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

Total ACL was $92.7 million at June 30, 2023 compared to $81.9 million at December 31, 2022, an increase of $10.7 million, or 13.1%. The increase was primarily due to an increase in specific reserves related to loans individually evaluated for impairment. Total ACL to total loans and leases held for investment, net before ACL, was 1.66% and 1.51% of total loans and leases at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, approximately $38.0 million of the ACL was allocated to unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Provision/(recapture) for PCD loans	142	(55)	(3)	3	—	—	87
Provision/(recapture) for acquired non-credit-deteriorated loans	190	(42)	—	(199)	—	(7)	(58)
Provision/(recapture) for originated loans	4,027	(101)	(1,560)	3,357	17	698	6,438
Total provision/(recapture)	$4,359	$(198)	$(1,563)	$3,161	$17	$691	$6,467
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(2,945)	—	—	(2,097)	—	(462)	(5,504)
Total charge-offs	$(2,945)	$—	$—	$(2,097)	$—	$(462)	$(5,504)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—		—	—	—
Recoveries for originated loans	225	63	—	727	1	221	1,237
Total recoveries	$225	$63	$—	$727	$1	$221	$1,237
Net (charge-offs) recoveries	(2,720)	63	—	(1,370)	1	(241)	(4,267)
Balance at June 30, 2023	26,377	2,544	1,935	53,640	43	8,126	92,665
Ending ACL Balances
PCD loans	733	341	7	39	2	—	1,122
Acquired non-credit-deteriorated loans	3,061	96	—	684	1	17	3,859
Originated loans	22,583	2,107	1,928	52,917	40	8,109	87,684
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans individually evaluated for impairment	$8,555	$—	$—	$17,399	$—	$—	$25,954
Loans collectively evaluated for impairment	17,822	2,544	1,935	36,241	43	8,126	66,711
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans and leases ending balance
Loans individually evaluated for impairment	$30,750	$—	$—	$38,485	$—	$—	$69,235
Loans collectively evaluated for impairment	1,932,696	504,947	387,943	2,066,265	3,736	605,695	5,501,282
Total loans and leases at June 30, 2023, gross	$1,963,446	$504,947	$387,943	$2,104,750	$3,736	$605,695	$5,570,517
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.19%	0.00%	0.00%	0.10%	0.00%	0.02%	0.31%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.55%	0.00%	0.00%	0.69%	0.00%	0.00%	1.24%
Loans collectively evaluated for impairment	34.70%	9.06%	6.96%	37.09%	0.07%	10.87%	98.76%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Provision/(recapture) for PCD loans	(418)	(333)	(6)	(7)	—	—	(764)
Provision/(recapture) for acquired non-credit-deteriorated loans and leases	(675)	(200)	(1)	(545)	—	(17)	(1,438)
Provision/(recapture) for originated loans	4,331	(118)	(1,192)	14,518	14	828	18,381
Total provision/(recapture)	$3,238	$(651)	$(1,199)	$13,966	$14	$811	$16,179
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(3,910)	(9)	—	(3,887)	—	(767)	(8,573)
Total charge-offs	$(3,910)	$(9)	$—	$(3,887)	$—	$(767)	$(8,573)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	987	64	—	1,673	5	406	3,135
Total recoveries	$987	$64	$—	$1,673	$5	$406	$3,135
Net (charge-offs) recoveries	2,923	(55)	—	2,214	(5)	361	5,438
Balance at June 30, 2023	26,377	2,544	1,935	53,640	43	8,126	92,665
Ending ACL Balances
PCD loans	733	341	7	39	2	—	1,122
Acquired non-credit-deteriorated loans	3,061	96	—	684	1	17	3,859
Originated loans	22,583	2,107	1,928	52,917	40	8,109	87,684
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans individually evaluated for impairment	8,555	—	—	17,399	—	—	25,954
Loans collectively evaluated for impairment	17,822	2,544	1,935	36,241	43	8,126	66,711
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans and leases ending balance
Loans individually evaluated for impairment	$30,750	$—	$—	$38,485	$—	$—	$69,235
Loans collectively evaluated for impairment	1,932,696	504,947	387,943	2,066,265	3,736	605,695	5,501,282
Total loans and leases at June 30, 2023, gross	$1,963,446	$504,947	$387,943	$2,104,750	$3,736	$605,695	$5,570,517
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.11%	0.00%	0.00%	0.08%	0.00%	0.01%	0.20%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.55%	0.00%	0.00%	0.69%	0.00%	0.00%	1.24%
Loans collectively evaluated for impairment	34.70%	9.06%	6.96%	37.09%	0.07%	10.87%	98.76%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2022	$19,706	$2,145	$1,116	$33,244	$10	$3,237	$59,458
Provision/(recapture) for acquired impaired loans	(382)	(196)	27	(18)	1	—	(568)
Provision/(recapture) for acquired non-impaired loans and leases	(740)	14	—	(514)	—	(32)	(1,272)
Provision for originated loans	1,688	521	649	4,384	—	506	7,748
Total provision	$566	$339	$676	$3,852	$1	$474	$5,908
Charge-offs for acquired impaired loans	(34)	—	—	(1)	—	—	(35)
Charge-offs for acquired non-impaired loans and leases	—	—	—	-	—	—	—
Charge-offs for originated loans and leases	(463)	—	—	(2,653)	—	(324)	(3,440)
Total charge-offs	$(497)	$—	$—	$(2,654)	$—	$(324)	$(3,475)
Recoveries for acquired impaired loans	1	4	—	18	—	—	23
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	21	21
Recoveries for originated loans and leases	42	1	—	275	—	183	501
Total recoveries	$43	$5	$—	$293	$—	$204	$545
Less: Net charge-offs (recoveries)	454	(5)	—	2,361	—	120	2,930
Balance at June 30, 2022
Acquired impaired loans	1,240	809	28	386	3	—	2,466
Acquired non-impaired loans and leases	1,461	50	-	1,347	1	32	2,891
Originated loans and leases	17,117	1,630	1,764	33,002	7	3,559	57,079
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Ending ALLL balance
Acquired impaired loans	$1,240	$809	$28	$386	$3	$—	$2,466
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,002	—	—	11,337	—	—	17,339
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,576	1,680	1,764	23,012	8	3,591	42,631
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Loans and leases ending balance
Acquired impaired loans	$60,075	$39,902	$1,184	$3,232	$157	$—	$104,550
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,200	5,188	5,541	27,770	—	—	83,699
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,794,663	436,081	428,782	1,876,772	1,153	442,371	4,979,822
Total loans and leases at June 30, 2022, gross	$1,899,938	$481,171	$435,507	$1,907,774	$1,310	$442,371	$5,168,071
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.03%	0.00%	0.00%	0.19%	0.00%	0.01%	0.24%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.16%	0.77%	0.02%	0.06%	0.01%	0.00%	2.02%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.87%	0.10%	0.11%	0.54%	0.00%	0.00%	1.62%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.73%	8.44%	8.30%	36.31%	0.02%	8.56%	96.36%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(537)	(203)	25	(21)	1	—	(735)
Provision/(recapture) for acquired non-impaired loans and leases	(1,889)	25	—	(1,476)	—	(53)	(3,393)
Provision for originated loans	5,776	1,030	1,245	5,807	1	1,172	15,031
Total provision	$3,350	$852	$1,270	$4,310	$2	$1,119	$10,903
Charge-offs for acquired impaired loans	(34)	—	—	(1)	—	—	(35)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	-
Charge-offs for originated loans and leases	(703)	—	—	(3,116)	—	(687)	(4,506)
Total charge-offs	$(737)	$—	$—	$(3,117)	$—	$(687)	$(4,541)
Recoveries for acquired impaired loans	1	6	—	44	—	-	51
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	37	37
Recoveries for originated loans and leases	286	3	—	369	—	316	974
Total recoveries	$287	$9	$—	$413	$—	$353	$1,062
Less: Net charge-offs (recoveries)	450	(9)	—	2,704	—	334	3,479
Acquired impaired loans	1,240	809	28	386	3	—	2,466
Acquired non-impaired loans and leases	1,461	50	—	1,347	1	32	2,891
Originated loans and leases	17,117	1,630	1,764	33,002	7	3,559	57,079
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Ending ALLL balance
Acquired impaired loans	$1,240	$809	$28	$386	$3	$—	$2,466
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,002	—	—	11,337	—	—	17,339
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,576	1,680	1,764	23,012	8	3,591	42,631
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Loans and leases ending balance
Acquired impaired loans	$60,075	$39,902	$1,184	$3,232	$157	$—	$104,550
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	45,200	5,188	5,541	27,770	—	—	83,699
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,794,663	436,081	428,782	1,876,772	1,153	442,371	4,979,822
Total loans and leases at June 30, 2022, gross	$1,899,938	$481,171	$435,507	$1,907,774	$1,310	$442,371	$5,168,071
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.02%	0.00%	0.00%	0.11%	0.00%	0.02%	0.15%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.16%	0.77%	0.02%	0.06%	0.01%	0.00%	2.02%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.87%	0.10%	0.11%	0.54%	0.00%	0.00%	1.62%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	34.73%	8.44%	8.30%	36.31%	0.02%	8.56%	96.36%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2023 and December 31, 2022 totaled $40.5 million and $40.7 million, with the decrease driven mainly by decreases to other real estate owned. The U.S. government guaranteed portion of non-performing loans totaled $2.4 million at June 30, 2023 and $2.2 million at December 31, 2022.

Total OREO decreased from $4.7 million at December 31, 2022 to $2.3 million at June 30, 2023. The $2.4 million decrease in OREO resulted mostly from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2023	2022
Non-performing assets:
Non-accrual loans and leases(1)(2)	$38,273	$36,027
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	38,273	36,027
Other real estate owned	2,265	4,717
Total non-performing assets	$40,538	$40,744
Total non-performing loans and leases as a percentage of total loans and leases	0.69%	0.66%
Total non-accrual loans and leases as a percentage of total loans and leases	0.69%	0.66%
Total non-performing assets as a percentage of total assets	0.54%	0.55%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	242.12%	227.40%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	242.12%	227.40%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$2,472	$2,225
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$2,472	$2,225
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.64%	0.62%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.64%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.50%	0.52%

(1)
Includes $4.0 million of non-accrual loan modifications at June 30, 2023 and $1.6 million of non-accrual restructured loans at December 31, 2022, respectively.
(2)
For the six months ended June 30, 2023, $1.9 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at June 30, 2023 were $5.9 billion, representing an increase of $222.0 million, or 3.9%, compared to $5.7 billion at December 31, 2022, driven by an increase in time deposits and money market demand accounts. Non-interest-bearing deposits were $1.8 billion, or 30.3% of total deposits, at June 30, 2023, a decrease of $344.9 million, or 16.1%, compared to $2.1 billion at December 31, 2022, or 37.6% of total deposits. Core deposits were 90.3% and 92.7% of total deposits at June 30, 2023 and December 31, 2022, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	June 30, 2023		June 30, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,848,538	0.00%	$2,265,426	0.00%
Interest checking	541,036	1.61%	615,831	0.27%
Money market accounts	1,534,463	2.82%	1,307,320	0.37%
Savings	575,254	0.15%	664,954	0.05%
Time deposits (below $100,000)	797,241	3.82%	254,419	0.21%
Time deposits ($100,000 and above)	531,438	2.96%	372,780	0.32%
Total	$5,827,970	1.70%	$5,480,730	0.16%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,961,945	0.00%	$2,256,778	0.00%
Interest checking	573,342	1.64%	597,665	0.20%
Money market accounts	1,500,260	2.49%	1,281,519	0.26%
Savings	594,316	0.15%	657,155	0.05%
Time deposits (below $100,000)	663,900	3.35%	260,635	0.19%
Time deposits ($100,000 and above)	484,645	2.64%	383,908	0.29%
Total	$5,778,408	1.43%	$5,437,660	0.12%

Our average cost of deposits was 1.70% during the three months ended June 30, 2023, compared to 0.16% for the three months ended June 30, 2022. Our average cost of deposits was 1.43% during the six months ended June 30, 2023 compared to 0.12% during the six months ended June 30, 2022. This increase was principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment and an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits. The ratio of our average non-interest bearing deposits to total average deposits ratios was 31.7% during the three months ended June 30, 2023, compared to 41.3% during the three months ended June 30, 2022. The ratio of our average non-interest bearing deposits to total average deposits ratios was 34.0% during the six months ended June 30, 2023 compared to 41.55% during the six months ended June 30, 2022. We had $551.4 million in brokered time deposits at June 30, 2023 and $251.5 million at December 31, 2022, which represented 9.3% and 4.4% of total deposits, respectively. The increase in brokered deposits was due to increases in funding requirements. Our loan and lease to deposit ratio was 94.6% at June 30, 2023 compared to 96.0% at December 31, 2022.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of June 30, 2023 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$228,848	$25,904	$254,752	$5,903
Over three months through six months	430,216	82,552	512,768	34,552
Over six months through 12 months	529,140	94,771	623,911	27,021
Over 12 months	26,513	11,875	38,388	7,875
Total	$1,214,717	$215,102	$1,429,819	$75,351

Total estimated uninsured deposits, were $1.5 billion and $1.6 billion as of June 30, 2023 and December 31, 2022, and represented 25.9% and 28.2% of total deposits, respectively.

Short Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At June 30, 2023 and December 31, 2022, we had an available borrowing capacity from the FHLB of $1.9 billion, subject to the availability of collateral.

At June 30, 2023, the Company had $540.0 million of FHLB advances outstanding with a maturities ranging from July 2023 to September 2023.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of June 30, 2023 and December 31, 2022. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$511,929	$358,083
Maximum outstanding at any month-end period during the year	675,000	735,000
Balance outstanding at end of period	540,000	650,000
Weighted average interest rate during period	3.87%	0.80%
Weighted average interest rate at end of period	5.24%	1.59%
Federal funds purchased:
Average balance outstanding	$1,381	$1,271
Maximum outstanding at any month-end period during the year	—	45,000
Balance outstanding at end of period	—	45,000
Weighted average interest rate during period	5.30%	2.32%
Weighted average interest rate at end of period	0.00%	2.07%
Bank Term Funding Program:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Revolving Line of Credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $19.5 million, from $15.4 million at December 31, 2022 to $34.9 million at June 30, 2023.

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

As of June 30, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $2.6 billion and $760.6 million from the Federal Reserve Bank (“FRB”). As of June 30, 2023, Byline Bank had open FHLB advances of $540.0 million and open letters of credit of $13.5 million, leaving us with available aggregate borrowing capacity of $1.0 billion based on collateral pledged. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million and $760.6 million available under the FRB discount window line at June 30, 2023.

As of December 31, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.5 billion and $804.6 million from the FRB. As of December 31, 2022, Byline Bank had open advances of $625.0 million and open letters of credit of $13.5 million, leaving us with available aggregate borrowing capacity of $1.0 billion based on collateral pledged. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million and $804.6 million available under the FRB discount window line at December 31, 2022.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the SOFR plus 195 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15.0 million extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20.0 million with a maturity date of May 26, 2026. At June 30, 2023 and December 31, 2022, the line of credit had no outstanding balance.

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

Capital Resources

Stockholders’ equity at June 30, 2023 was $813.9 million compared to $765.8 million at December 31, 2022, an increase of $48.1 million, or 6.3%. The decrease was primarily driven by the increase in accumulated other comprehensive loss during the six months ended June 30, 2023, reflecting the unrealized losses in our available-for-sale securities portfolio; the redemption of preferred stock; and the increase of treasury shares under the share repurchase program. These were offset by an increase in retained earnings.

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

As of June 30, 2023, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2023 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$959,688	13.52%	$567,924	8.00%	N/A	N/A
Bank	911,331	12.89%	565,528	8.00%	$706,910	10.00%
Tier 1 capital to risk weighted assets:
Company	$796,359	11.22%	$425,943	6.00%	N/A	N/A
Bank	823,002	11.64%	424,146	6.00%	$565,528	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$751,359	10.58%	$319,457	4.50%	N/A	N/A
Bank	823,002	11.64%	318,110	4.50%	$459,492	6.50%
Tier 1 capital to average assets:
Company	$796,359	10.74%	$296,702	4.00%	N/A	N/A
Bank	823,002	11.12%	296,100	4.00%	$370,125	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$900,806	13.00%	$554,436	8.00%	N/A	N/A
Bank	852,047	12.34%	552,507	8.00%	$690,633	10.00%
Tier 1 capital to risk weighted assets:
Company	$751,887	10.85%	$415,827	6.00%	N/A	N/A
Bank	778,128	11.27%	414,380	6.00%	$552,507	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$706,887	10.20%	$311,870	4.50%	N/A	N/A
Bank	778,128	11.27%	310,785	4.50%	$448,912	6.50%
Tier 1 capital to average assets:
Company	$751,887	10.29%	$292,258	4.00%	N/A	N/A
Bank	778,128	10.67%	291,741	4.00%	$364,676	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of June 30, 2023 reflect 50% of the CECL impact and December 31, 2022 reflect 25% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2023.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2023 the Company received $12.0 million in cash dividends from Byline Bank. For the year ended December 31, 2022, the Company received $24.0 million in cash dividends from Byline Bank in order to pay the required interest on its outstanding junior subordinated debentures in connection with its trust preferred securities interest, redemption of the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our common stock. The program is in effect from January 1, 2023 until December 31, 2023, unless terminated earlier. We did not purchase any shares under the stock repurchase program during the three and six months ended June 30, 2023. We purchased 232,000 shares at a cost of $5.5 million under our previously authorized stock repurchase program during the three months ended June 30, 2022, and repurchased 514,819 shares at a cost of $13.1 million during the six months ended June 30, 2022.

On July 25, 2023, the Company's Board of Directors declared a cash dividend of $0.09 per share, payable on August 22, 2023, to stockholders of record of the Company's common stock as of August 8, 2023.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.25% and maturities up to 2050. Variable rate loan commitments have interest rates ranging from 1.75% to 14.00% and maturities up to 2048.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loans, money market accounts and variable rate borrowings. We also enter into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2023 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2023
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$550,000	$45,303	$—
Other interest rate derivatives	558,316	18,856	(18,773)
Other credit derivatives	1,206	—	—

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2023, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include impairment charges on assets held for sale and merger-related expenses, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
“Adjusted non-interest expense” is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale, and merger-related expenses.
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
•
“Pre‑tax pre‑provision net income” is pre‑tax income plus the provision for credit losses. Management believes this metric demonstrates income excluding the tax provision or benefit and the provision for credit losses, and enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
•
“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale, and merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses. “Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income and earnings per share excluding significant items
Reported Net Income	$26,107	$20,283	$50,052	$42,594
Significant items:
Impairment charges on assets held for sale	—	—	20	—
Merger-related expense	1,391	—	1,880	—
Tax benefit	(230)	—	(286)	—
Adjusted Net Income	$27,268	$20,283	$51,666	$42,594
Reported Diluted Earnings per Share	$0.70	$0.54	$1.34	$1.12
Significant items:
Impairment charges on assets held for sale	—	—	—	—
Merger-related expense	0.04	—	0.05	—
Tax benefit	(0.01)	—	(0.01)	—
Adjusted Diluted Earnings per Share	$0.73	$0.54	$1.38	$1.12

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Adjusted non-interest expense:
Non-interest expense	$49,328	$43,773	$98,128	$88,328
Less: Impairment charges on assets held for sale	—	—	20	—
Less: Merger-related expenses	1,391	—	1,880	—
Adjusted non-interest expense	$47,937	$43,773	$96,228	$88,328
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$47,937	$43,773	$96,228	$88,328
Less: Amortization of intangible assets	1,455	1,868	2,910	3,464
Adjusted non-interest expense excluding amortization of intangible assets	$46,482	$41,905	$93,318	$84,864
Pre-tax pre-provision net income:
Pre-tax income	$35,339	$26,107	$67,577	$54,719
Add: Provision for credit losses	5,790	5,908	15,615	10,903
Pre-tax pre-provision net income	$41,129	$32,015	$83,192	$65,622
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$41,129	$32,015	$83,192	$65,622
Impairment charges on assets held for sale	—	—	20	—
Merger-related expenses	1,391	—	1,880	—
Adjusted pre-tax pre-provision net income	$42,520	$32,015	$85,092	$65,622
Taxable equivalent net interest income:
Net interest income	$76,166	$61,627	$151,884	$120,363
Add: Tax-equivalent adjustment	207	237	415	473
Net interest income, fully taxable equivalent	$76,373	$61,864	$152,299	$120,836
Total revenues:
Net interest income	$76,166	$61,627	$151,884	$120,363
Add: non-interest income	14,291	14,161	29,436	33,587
Total revenues	$90,457	$75,788	$181,320	$153,950
Tangible common stockholders' equity:
Total stockholders' equity	$813,942	$765,161	$813,942	$765,161
Less: Preferred stock	—	—	—	—
Less: Goodwill and other intangibles	155,977	162,094	155,977	162,094
Tangible common stockholders' equity	$657,965	$603,067	$657,965	$603,067
Tangible assets:
Total assets	$7,575,690	$7,131,717	$7,575,690	$7,131,717
Less: Goodwill and other intangibles	155,977	162,094	155,977	162,094
Tangible assets	$7,419,713	$6,969,623	$7,419,713	$6,969,623
Average tangible common stockholders' equity:
Average total stockholders' equity	$806,272	$780,652	$795,341	$806,264
Less: Average preferred stock	—	—	—	4,959
Less: Average goodwill and other intangibles	156,766	163,068	157,469	163,948
Average tangible common stockholders' equity	$649,506	$617,584	$637,872	$637,357
Average tangible assets:
Average total assets	$7,403,899	$6,975,725	$7,374,687	$6,841,601
Less: Average goodwill and other intangibles	156,766	163,068	157,469	163,948
Average tangible assets	$7,247,133	$6,812,657	$7,217,218	$6,677,653
Tangible net income available to common stockholders:
Net income available to common stockholders	$26,107	$20,283	$50,052	$42,398
Add: After-tax intangible asset amortization	1,067	1,361	2,133	2,524
Tangible net income available to common stockholders	$27,174	$21,644	$52,185	$44,922
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$27,174	$21,644	$52,185	$44,922
Impairment charges on assets held for sale	—	—	20	—
Merger-related expenses	1,391	—	1,880	—
Tax benefit on significant items	(230)	—	(286)	—
Adjusted tangible net income available to common stockholders	$28,335	$21,644	$53,799	$44,922

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$41,129	$32,015	$83,192	$65,622
Average total assets	7,403,899	6,975,725	7,374,687	6,841,601
Pre-tax pre-provision return on average assets	2.23%	1.84%	2.27%	1.93%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$42,520	$32,015	$85,092	$65,622
Average total assets	7,403,899	6,975,725	7,374,687	6,841,601
Adjusted pre-tax pre-provision return on average assets:	2.30%	1.84%	2.33%	1.93%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$76,373	$61,864	$152,299	$120,836
Total average interest-earning assets	7,072,581	6,573,878	7,041,037	6,414,768
Net interest margin, fully taxable equivalent	4.33%	3.77%	4.36%	3.80%
Non-interest income to total revenues:
Non-interest income	$14,291	$14,161	$29,436	$33,587
Total revenues	90,457	75,788	181,320	153,950
Non-interest income to total revenues	15.80%	18.69%	16.23%	21.82%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$47,937	$43,773	$96,228	$88,328
Average total assets	7,403,899	6,975,725	7,374,687	6,841,601
Adjusted non-interest expense to average assets	2.60%	2.52%	2.63%	2.60%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$46,482	$41,905	$93,318	$84,864
Total revenues	90,457	75,788	181,320	153,950
Adjusted efficiency ratio	51.39%	55.29%	51.47%	55.12%
Adjusted return on average assets:
Adjusted net income	$27,268	$20,283	$51,666	$42,594
Average total assets	7,403,899	6,975,725	7,374,687	6,841,601
Adjusted return on average assets	1.48%	1.17%	1.41%	1.26%
Adjusted return on average stockholders' equity:
Adjusted net income	$27,268	$20,283	$51,666	$42,594
Average stockholders' equity	806,272	780,652	795,341	806,264
Adjusted return on average stockholders' equity	13.56%	10.42%	13.10%	10.65%
Tangible common equity to tangible assets:
Tangible common equity	$657,965	$603,067	$657,965	$603,067
Tangible assets	7,419,713	6,969,623	7,419,713	6,969,623
Tangible common equity to tangible assets	8.87%	8.65%	8.87%	8.65%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$27,174	$21,644	$52,185	$44,922
Average tangible common stockholders' equity	649,506	617,584	637,872	637,357
Return on average tangible common stockholders' equity	16.78%	14.06%	16.50%	14.21%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$28,335	$21,644	$53,799	$44,922
Average tangible common stockholders' equity	649,506	617,584	637,872	637,357
Adjusted return on average tangible common stockholders' equity	17.50%	14.06%	17.01%	14.21%
Tangible book value per share:
Tangible common equity	$657,965	$603,067	$657,965	$603,067
Common shares outstanding	37,752,002	37,669,102	37,752,002	37,669,102
Tangible book value per share	$17.43	$16.01	$17.43	$16.01

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of June 30, 2023, we had a notional amount of $1.1 billion of interest rate swaps outstanding, which includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2023 is presented below (dollars in thousands). For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points	-200 basis points	-300 basis points
Year 1
Percentage change	16.9%	11.7%	5.8%	(4.1)%	(10.4)%	(16.9)%
Dollar amount	$395,733	$377,986	$358,154	$324,617	$303,178	$281,213
Year 2
Percentage change	19.9%	13.6%	6.7%	(5.2)%	(13.2)%	(21.2)%
Dollar amount	$447,307	$423,624	$398,025	$353,439	$323,721	$293,754

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 3.0% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 3.3% and 6.5% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended June 30, 2023. We did not purchase any shares of our common stock during the second quarter of 2023 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
April 1 - April 30, 2023	5,471	$21.46	—	1,250,000
May 1 - May 31, 2023	—	—	—	1,250,000
June 1 - June 30, 2023	—	—	—	1,250,000
Total	5,471	$21.46	—
(1)
All shares acquired during the three months ended June 30, 2023 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

10.1	Employment agreement with Thomas J. Bell III (filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on April 11, 2023 and incorporated herein by reference) †
10.2

Second Amendment and Restated Term Loan and Revolving Credit Agreement dated as of May 26, 2023 between Byline Bancorp, Inc. and CIBC Bank USA (filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed May 26, 2023 and incorporated herein by reference)

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 3, 2023	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)