Form 10-Q
period 2023-09-30
BYLINE BANCORP, INC.
filed 2023-11-03
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 43,716,713 shares outstanding as of November 1, 2023

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$71,248	$62,274
Interest bearing deposits with other banks	357,640	117,079
Cash and cash equivalents	428,888	179,353
Equity and other securities, at fair value	7,902	7,989
Securities available-for-sale, at fair value (amortized cost at September 30, 2023—$1,480,394, December 31, 2022—$1,378,343)	1,239,929	1,174,431
Securities held-to-maturity, at amortized cost (fair value at September 30, 2023—$1,133, December 31, 2022 —$2,672)	1,157	2,705
Restricted stock, at cost	30,505	28,202
Loans held for sale	7,299	47,823
Loans and leases:
Loans and leases	6,613,303	5,421,258
Allowance for credit losses - loans and leases	(105,696)	(81,924)
Net loans and leases	6,507,607	5,339,334
Servicing assets, at fair value	19,743	19,172
Premises and equipment, net	67,121	56,798
Other real estate owned, net	1,671	4,717
Goodwill and other intangible assets, net	205,028	158,887
Bank-owned life insurance	96,268	82,093
Deferred tax assets, net	89,841	68,213
Accrued interest receivable and other assets	240,409	193,224
Total assets	$8,943,368	$7,362,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,959,855	$2,138,645
Interest-bearing deposits	4,993,835	3,556,476
Total deposits	6,953,690	5,695,121
Other borrowings	713,233	640,399
Subordinated notes, net	73,822	73,691
Junior subordinated debentures issued to capital trusts, net	70,336	37,338
Accrued interest payable and other liabilities	212,342	150,576
Total liabilities	8,023,423	6,597,125
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	450	389
Additional paid-in capital	708,615	598,297
Retained earnings	403,368	335,794
Treasury stock, at cost	(50,329)	(51,114)
Accumulated other comprehensive loss, net of tax	(142,159)	(117,550)
Total stockholders’ equity	919,945	765,816
Total liabilities and stockholders’ equity	$8,943,368	$7,362,941

	September 30, 2023		December 31, 2022
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	45,694,456	—	39,518,702
Shares outstanding	—	43,719,203	—	37,492,775
Treasury shares	—	1,975,253	—	2,025,927

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$125,465	$72,824	$316,942	$187,924
Interest on securities	8,415	6,402	21,574	18,821
Other interest and dividend income	2,710	677	5,348	1,522
Total interest and dividend income	136,590	79,903	343,864	208,267
INTEREST EXPENSE
Deposits	37,163	5,971	78,184	9,186
Other borrowings	3,981	3,232	14,110	4,724
Subordinated notes and debentures	2,994	1,825	7,234	5,119
Total interest expense	44,138	11,028	99,528	19,029
Net interest income	92,452	68,875	244,336	189,238
PROVISION FOR CREDIT LOSSES	8,803	4,176	24,418	15,079
Net interest income after provision for credit losses	83,649	64,699	219,918	174,159
NON-INTEREST INCOME
Fees and service charges on deposits	2,372	2,128	6,725	6,071
Loan servicing revenue	3,369	3,422	10,126	10,186
Loan servicing asset revaluation	(3,646)	(2,342)	(3,855)	(8,209)
ATM and interchange fees	1,205	1,007	3,380	3,187
Net realized gains (losses) on securities available-for-sale	—	(2)	—	50
Change in fair value of equity securities, net	(313)	(581)	230	(1,313)
Net gains on sales of loans	6,473	5,580	17,325	26,390
Wealth management and trust income	939	995	2,902	2,943
Other non-interest income	1,977	1,785	4,979	6,274
Total non-interest income	12,376	11,992	41,812	45,579
NON-INTEREST EXPENSE
Salaries and employee benefits	34,969	29,587	95,005	86,243
Occupancy and equipment expense, net	5,314	3,919	14,162	13,456
Impairment charge on assets held for sale	—	—	20	—
Loan and lease related expenses	836	530	2,287	581
Legal, audit and other professional fees	3,805	2,733	10,594	7,153
Data processing	6,472	3,370	14,527	9,952
Net loss recognized on other real estate owned and other related expenses	111	275	296	487
Other intangible assets amortization expense	1,551	1,611	4,461	5,075
Other non-interest expense	4,833	4,153	14,667	11,559
Total non-interest expense	57,891	46,178	156,019	134,506
INCOME BEFORE PROVISION FOR INCOME TAXES	38,134	30,513	105,711	85,232
PROVISION FOR INCOME TAXES	9,912	7,857	27,437	19,982
NET INCOME	28,222	22,656	78,274	65,250
Dividends on preferred shares	—	—	—	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$28,222	$22,656	$78,274	$65,054
EARNINGS PER COMMON SHARE
Basic	$0.66	$0.61	$2.01	$1.76
Diluted	$0.65	$0.61	$1.98	$1.73

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$28,222	$22,656	$78,274	$65,250
Securities available-for-sale
Unrealized holding losses arising during the period	(37,330)	(66,365)	(36,553)	(205,036)
Reclassification adjustments for net (gains) losses included in net income	—	2	—	(50)
Tax effect	9,970	18,004	9,763	55,640
Net of tax	(27,360)	(48,359)	(26,790)	(149,446)
Cash flow hedges
Unrealized holding gains arising during the period	4,648	20,531	13,357	45,088
Reclassification adjustments for net gains included in net income	(4,562)	(327)	(10,381)	(8)
Tax effect	(23)	(5,481)	(795)	(12,230)
Net of tax	63	14,723	2,181	32,850
Total other comprehensive loss	(27,297)	(33,636)	(24,609)	(116,596)
Comprehensive income (loss)	$925	$(10,980)	$53,665	$(51,346)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2022	—	$—	37,669,102	$388	$595,938	$307,278	$(47,181)	$(91,262)	$765,161
Net income	—	—	—	—	—	22,656	—	—	22,656
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(33,636)	(33,636)
Restricted stock activity, net	—	—	(28,951)	1	(88)	—	(199)	—	(286)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	—	—	(3,374)	—	—	(3,374)
Repurchases of common stock	—	—	(174,249)	—	—	—	(4,155)	—	(4,155)
Share-based compensation expense	—	—	—	—	1,199	—	—	—	1,199
Balance, September 30, 2022	—	$—	37,465,902	$389	$597,049	$326,560	$(51,535)	$(124,898)	$747,565

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	65,250	—	—	65,250
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(116,596)	(116,596)
Issuance of common stock upon exercise of stock options, net	—	—	203,255	—	(599)	—	(1,811)	—	(2,410)
Restricted stock activity, net	—	—	215,286	2	(120)	—	(1,417)	—	(1,535)
Redemption of Series B preferred stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Issuance of common stock in connection with employee stock purchase plan	—	—	22,526	—	(1)	—	537	—	536
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.27 per share)	—	—	—	—	—	(10,170)	—	—	(10,170)
Repurchases of common stock	—	—	(689,068)	—	—	—	(17,274)	—	(17,274)
Share-based compensation expense	—	—	—	—	4,016	—	—	—	4,016
Balance, September 30, 2022	—	$—	37,465,902	$389	$597,049	$326,560	$(51,535)	$(124,898)	$747,565

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2023	37,752,002	$391	$599,718	$379,078	$(50,383)	$(114,862)	$813,942
Net income	—	—	—	28,222	—	—	28,222
Other comprehensive loss, net of tax	—	—	—	—	—	(27,297)	(27,297)
Issuance of common stock upon exercise of stock options, net	29,766	—	347	—	—	—	347
Restricted stock activity, net	5,112	—	(113)	—	54	—	(59)
Issuance of common stock due to business combination, net of issuance costs	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,932)	—	—	(3,932)
Share-based compensation expense	—	—	1,705	—	—	—	1,705
Balance, September 30, 2023	43,719,203	$450	$708,615	$403,368	$(50,329)	$(142,159)	$919,945

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	78,274	—	—	78,274
Other comprehensive loss, net of tax	—	—	—	—	—	(24,609)	(24,609)
Issuance of common stock upon exercise of stock options, net	29,766	—	347	—	—	—	347
Restricted stock activity, net	225,217	2	(1,909)	—	77	—	(1,830)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Issuance of common stock due to business combination, net of issuance costs	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.27 per share)	—	—	—	(10,700)	—	—	(10,700)
Share-based compensation expense	—	—	4,922	—	—	—	4,922
Balance, September 30, 2023	43,719,203	$450	$708,615	$403,368	$(50,329)	$(142,159)	$919,945

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,274	$65,250
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	24,418	15,079
Impairment loss on operating lease right-of-use asset	395	—
Impairment loss on assets held for sale	20	—
Depreciation and amortization of premises and equipment	3,188	3,276
Net amortization of securities	1,497	3,360
Net change in fair value of equity securities, net	(230)	1,313
Net realized gains on securities available-for-sale	—	(50)
Net losses (gains) on sales and valuation adjustments of premises and equipment	142	(93)
Net gains on sales of loans	(17,325)	(26,390)
Originations of U.S. government guaranteed loans	(231,091)	(269,505)
Proceeds from U.S. government guaranteed loans sold	256,601	320,601
Accretion of premiums and discounts on acquired loans, net	(11,616)	(4,418)
Net change in servicing assets	(571)	2,617
Net losses on sales and valuation adjustments of other real estate owned	444	191
Net amortization of other acquisition accounting adjustments	5,447	5,075
Amortization of subordinated debt issuance cost	131	131
Accretion of junior subordinated debentures discount	337	326
Share-based compensation expense	4,922	4,016
Deferred tax provision (benefit), net of valuation	(196)	2,207
Increase in cash surrender value of bank owned life insurance	(1,712)	(1,550)
Changes in assets and liabilities:
Accrued interest receivable and other assets	8,452	(54,598)
Accrued interest payable and other liabilities	49,506	118,791
Net cash provided by operating activities	171,033	185,629
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(121,166)	(94,430)
Proceeds from maturities and calls of securities available-for-sale	7,480	22,832
Proceeds from paydowns of securities available-for-sale	76,451	114,026
Proceeds from sales of securities available-for-sale	163,649	23,293
Proceeds from maturities and calls of securities held-to-maturity	1,545	—
Redemption (purchases) of Federal Home Loan Bank stock, net	755	(5,075)
Proceeds from other loans sold	6,750	—
Net change in loans and leases	(382,183)	(742,449)
Purchases of premises and equipment	(2,856)	(3,329)
Proceeds from sales of premises and equipment	—	28
Proceeds from sales of assets held for sale	1,359	2,903
Proceeds from sales of other real estate owned	3,173	356
Net cash received in acquisition of business	7,834	—
Net cash used in investing activities	(237,209)	(681,845)
See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$293,092	$457,409
Proceeds from line of credit	15,000	—
Proceeds from term loan	20,000	—
Proceeds from short-term borrowings	15,643,200	16,555,400
Repayments of short-term borrowings	(15,668,200)	(16,445,400)
Net increase in securities sold under agreements to repurchase	22,379	24,231
Dividends paid on preferred stock	—	(196)
Dividends paid on common stock	(10,709)	(10,084)
Proceeds from issuance of common stock	949	927
Redemption of preferred stock	—	(10,438)
Repurchases of common stock	—	(17,274)
Net cash provided by financing activities	315,711	554,575
NET CHANGE IN CASH AND CASH EQUIVALENTS	249,535	58,359
CASH AND CASH EQUIVALENTS, beginning of period	179,353	157,931
CASH AND CASH EQUIVALENTS, end of period	$428,888	$216,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$82,310	$15,780
Cash paid during the period for taxes	$6,352	$28,048
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$571	$2,837
Total assets acquired from acquisition	$1,160,491	$—
Value ascribed to goodwill	$33,352	$—
Total liabilities assumed from acquisition	$1,054,929	$—
Common stock issued due to acquisition of business	$107,017	$—
Common dividend declared, not paid	$(9)	$86

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2023 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

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

Reference Rate Reform (Topic 848)—In March 2020, FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in December 2022, FASB issued ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848. The amendments in these ASUs provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in these ASUs provide optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. These ASUs are intended to help stakeholders during the global market-wide reference rate transition period. The amendments in these ASUs will be in effect for all entities as of March 12, 2020 and sunset on December 31, 2024. The Company believes the adoption of this guidance on activities subsequent to September 30, 2023 will not have a material impact on the consolidated financial statements.

Issued Accounting Pronouncements Pending Adoption

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

Business Combinations (Topic 805) - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly-formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Note 3—Acquisition of a Business

On July 1, 2023 the Company acquired all of the outstanding common stock of Inland Bancorp, Inc. (“Inland”) and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 30, 2022 (the “Merger Agreement”). Inland was merged with and into Byline. As a result of the merger, Inland’s wholly owned subsidiary bank, Inland Bank and Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

In a related but separate transaction, on March 31, 2023, Byline entered into a side letter agreement with the majority shareholder of Inland in which Byline agreed to purchase 2,408,992 shares of Inland common stock. The purchase price was calculated based on the terms of the Merger Agreement. The transaction was completed on June 30, 2023, which resulted in the payment of cash in the amount of $9.9 million.

At the effective time of the merger (the “Effective Time”), each share of Inland’s common stock was converted into the right to receive: (1) 0.19 shares of Byline’s common stock, par value $0.01 per share, and (2) a cash payment in the amount of $0.68 per share, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $21.2 million divided by the outstanding shares of Inland common stock. Based on the closing price of shares of the Company’s common stock of $18.09, as reported by the New York Stock Exchange, and 5,932,323 shares of common stock issued with respect to the outstanding shares of Inland common stock, the stock consideration was valued at $107.3 million. Options to acquire 288,200 shares of Inland common stock that were outstanding at the Effective Time were canceled, at the option holders' election, in exchange for a cash payment in accordance with the Merger Agreement of $424,000, to be paid after the closing date. In addition, the 2,408,992 shares of Inland common stock purchased on June 30, 2023 were canceled as of the effective time of the transaction. The value of the total merger consideration at closing was $138.9 million. Stock issuance costs were $299,000.

The transaction resulted in goodwill of $33.4 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Merger-related expenses, including core system conversion expenses of $3.0 million, acquisition advisory expenses of $2.4 million, salaries and employee benefits of $2.4 million, and other non-interest expenses of $397,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the nine months ended September 30, 2023.

The acquisition of Inland was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the preliminary estimates of fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$39,731
Securities available-for-sale	239,602
Restricted stock	3,058
Loans	808,000
Allowance for credit losses	(10,596)
Premises and equipment	11,307
Operating lease right-of-use asset	3,813
Other intangible assets	17,250
Bank-owned life insurance	12,455
Deferred tax assets, net	14,848
Other assets	21,023
Total assets acquired	1,160,491
Liabilities
Deposits	964,491
Federal Home Loan Bank advances	40,000
Securities sold under agreements to repurchase	455
Junior subordinated debentures	32,661
Operating lease liability	4,034
Accrued expenses and other liabilities	13,288
Total liabilities assumed	1,054,929
Net assets acquired	$105,562
Consideration paid
Common stock (5,932,323 shares issued at $18.09 per share)	107,017
Cash paid	31,897
Total consideration paid	138,914
Goodwill	$33,352

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit-deteriorated loans from the Inland acquisition, and their respective expected contractual cash flows as of the acquisition date:

Fair value	$582,831
Gross contractual amounts receivable	699,918
Estimate of contractual cash flows not expected to be collected(1)	4,239
Estimate of contractual cash flows expected to be collected	695,679

(1) Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2023, as if the acquisition had occurred on January 1, 2022. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2022	2023	2022
Total revenues (net interest income and non-interest income)	$97,383	$310,476	$287,663
Net income	$28,502	$85,879	$76,724
Earnings per share—basic	$0.67	$2.00	$1.79
Earnings per share—diluted	$0.66	$1.98	$1.76

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of Inland for the period from July 1, 2023 through September 30, 2023. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Inland was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$105,792	$8	$(1,771)	$104,029
U.S. Government agencies	147,889	49	(22,823)	125,115
Obligations of states, municipalities, and political subdivisions	89,370	—	(8,850)	80,520
Residential mortgage-backed securities
Agency	750,675	—	(128,699)	621,976
Non-agency	124,569	—	(27,638)	96,931
Commercial mortgage-backed securities
Agency	183,183	—	(43,318)	139,865
Corporate securities	40,696	—	(5,724)	34,972
Asset-backed securities	38,220	—	(1,699)	36,521
Total	$1,480,394	$57	$(240,522)	$1,239,929

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(24)	$1,133
Total	$1,157	$—	$(24)	$1,133

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$2	$(1,709)	$40,723
U.S. Government agencies	150,524	116	(20,276)	130,364
Obligations of states, municipalities, and political subdivisions	68,019	9	(6,152)	61,876
Residential mortgage-backed securities
Agency	707,157	—	(111,361)	595,796
Non-agency	130,654	—	(24,405)	106,249
Commercial mortgage-backed securities
Agency	191,172	—	(34,142)	157,030
Corporate securities	45,302	—	(3,866)	41,436
Asset-backed securities	43,085	—	(2,128)	40,957
Total	$1,378,343	$127	$(204,039)	$1,174,431

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$—	$(33)	$2,672
Total	$2,705	$—	$(33)	$2,672

The Company did not classify securities as trading during the nine months ended September 30, 2023 or during 2022.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	10	$28,974	$(210)	$31,278	$(1,561)	$60,252	$(1,771)
U.S. Government agencies	18	564	(13)	112,665	(22,810)	113,229	(22,823)
Obligations of states, municipalities and political subdivisions	104	31,806	(1,400)	48,214	(7,450)	80,020	(8,850)
Residential mortgage-backed securities
Agency	130	93,545	(2,438)	528,431	(126,261)	621,976	(128,699)
Non-agency	20	629	(14)	96,302	(27,624)	96,931	(27,638)
Commercial mortgage-backed securities
Agency	48	6,671	(1,643)	133,194	(41,675)	139,865	(43,318)
Corporate securities	21	—	—	34,972	(5,724)	34,972	(5,724)
Asset-backed securities	8	—	—	36,521	(1,699)	36,521	(1,699)
Total	359	$162,189	$(5,718)	$1,021,577	$(234,804)	$1,183,766	$(240,522)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	2	$—	$—	$1,133	$(24)	$1,133	$(24)
Total	2	$—	$—	$1,133	$(24)	$1,133	$(24)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$21,720	$(1,078)	$9,339	$(631)	$31,059	$(1,709)
U.S. Government agencies	17	44,508	(4,782)	70,609	(15,494)	115,117	(20,276)
Obligations of states, municipalities and political subdivisions	58	50,216	(3,858)	7,185	(2,294)	57,401	(6,152)
Residential mortgage-backed securities
Agency	101	117,598	(11,045)	478,198	(100,316)	595,796	(111,361)
Non-agency	19	35,486	(7,569)	70,763	(16,836)	106,249	(24,405)
Commercial mortgage-backed securities
Agency	47	76,193	(11,840)	74,315	(22,302)	150,508	(34,142)
Corporate securities	24	37,130	(3,128)	4,306	(738)	41,436	(3,866)
Asset-backed securities	8	25,455	(503)	15,502	(1,625)	40,957	(2,128)
Total	280	$408,306	$(43,803)	$730,217	$(160,236)	$1,138,523	$(204,039)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	4	$2,672	$(33)	$—	$—	$2,672	$(33)
Total	4	$2,672	$(33)	$—	$—	$2,672	$(33)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 359 securities available-for-sale with unrealized losses at September 30, 2023. There were two securities held-to-maturity with unrealized losses at September 30, 2023. There was no allowance for credit losses for held-to-maturity debt securities at September 30, 2023 or December 31, 2022. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $4.4 million and $3.9 million at September 30, 2023 and December 31, 2022, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales of securities available-for-sale, and the associated gains and losses on sales and calls of securities, for the three and nine months ended September 30, 2023 and 2022 are listed below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Proceeds	$163,649	$10,287	$163,649	$23,293
Gross gains	—	38	—	100
Gross losses	—	40	—	50

There were $163.6 million of sales of acquired Inland securities during the three and nine months ended September 30, 2023, respectively. The sales did not result in gains or losses given their close proximity to the acquisition date. There were

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

$2,000 in net losses and $50,000 in net gains reclassified from accumulated other comprehensive income (loss) into earnings for the three and nine months ended September 30, 2022, respectively.

Securities posted and pledged as collateral were $431.2 million and $270.6 million at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $349.3 million and $223.5 million, respectively, and for customer repurchase agreements of $43.1 million and $23.8 million, respectively. At September 30, 2023 and December 31, 2022, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2023, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$68,353	$68,299
Due from one to five years	124,265	116,033
Due from five to ten years	180,997	156,247
Due after ten years	48,352	40,578
Mortgage-backed securities	1,058,427	858,772
Total	$1,480,394	$1,239,929
Held-to-maturity
Due in one year or less	$550	$542
Due from one to five years	607	591
Total	$1,157	$1,133

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2023	2022
Commercial real estate	$2,285,311	$1,905,909
Residential real estate	721,287	489,411
Construction, land development, and other land	524,482	440,016
Commercial and industrial	2,431,001	2,055,213
Installment and other	3,188	1,709
Lease financing receivables	635,862	518,654
Total loans and leases	6,601,131	5,410,912
Net unamortized deferred fees and costs	6,102	5,014
Initial direct costs	6,070	5,332
Allowance for credit losses - loans and leases	(105,696)	(81,924)
Net loans and leases	$6,507,607	$5,339,334

	September 30,	December 31,
	2023	2022
Lease financing receivables
Net minimum lease payments	$621,751	$509,980
Unguaranteed residual values	84,890	54,118
Unearned income	(70,779)	(45,444)
Total lease financing receivables	635,862	518,654
Initial direct costs	6,070	5,332
Lease financial receivables before allowance for credits losses - loans and leases	$641,932	$523,986

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At September 30, 2023 and December 31, 2022, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $110.3 million and $123.2 million, respectively. At September 30, 2023 and December 31, 2022, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.1 million and $26.7 million, respectively, which are included in total loans and leases. At September 30, 2023 and December 31, 2022, installment and other loans included overdraft deposits of $359,000 and $467,000, respectively, which were reclassified as loans. At September 30, 2023 and December 31, 2022, loans and leases and loans held for sale pledged as security for borrowings were $1.8 billion and $2.2 billion, respectively. Accrued interest on loans and leases were $34.6 million and $25.5 million as of September 30, 2023 and December 31, 2022, respectively, and are included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of September 30, 2023 are summarized as follows:

Minimum Lease Payments
2023	$41,372
2024	202,216
2025	164,780
2026	119,404
2027	69,303
Thereafter	24,676
Total	$621,751

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2023 and December 31, 2022:

September 30, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,837,531	$154,573	$296,656	$2,288,760
Residential real estate	454,456	47,485	220,091	722,032
Construction, land development, and other land	406,334	29,587	87,087	523,008
Commercial and industrial	2,286,058	21,014	127,253	2,434,325
Installment and other	2,968	125	153	3,246
Lease financing receivables	641,032	—	900	641,932
Total loans and leases	$5,628,379	$252,784	$732,140	$6,613,303

December 31, 2022	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,712,152	$45,143	$152,193	$1,909,488
Residential real estate	426,226	32,228	31,508	489,962
Construction, land development, and other land	438,617	372	—	438,989
Commercial and industrial	2,030,616	2,192	24,266	2,057,074
Installment and other	1,410	140	209	1,759
Lease financing receivables	521,689	—	2,297	523,986
Total loans and leases	$5,130,710	$80,075	$210,473	$5,421,258

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $8.5 million and $1.9 million at September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$203,025	$154,573	$85,089	$45,143
Residential real estate	93,180	47,485	76,270	32,228
Construction, land development, and other land	36,644	29,587	7,042	372
Commercial and industrial	23,401	21,014	3,902	2,192
Installment and other	789	125	807	140
Total purchased credit deteriorated loans	$357,039	$252,784	$173,110	$80,075

The following table is a reconciliation of acquired Inland PCD loans between their purchase price and their par value at the time of the acquisition. Refer to Note 3—Acquisition of a Business for further information.

Purchase price of loans at acquisition	$214,573
Allowance for credit losses - loans and leases, at acquisition	10,596
Non-credit discount/premium at acquisition	17,909
Par value of acquired loans at acquisition	$243,078

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $6.7 million and $5.3 million at September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$307,159	$296,656	$155,652	$152,193
Residential real estate	236,123	220,091	31,863	31,508
Construction, land development, and other land	88,089	87,087	63	—
Commercial and industrial	133,886	127,253	25,022	24,266
Installment and other	168	153	216	209
Lease financing receivables	901	900	2,302	2,297
Total acquired non-credit-deteriorated loans and leases	$766,326	$732,140	$215,118	$210,473

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of September 30, 2023 and December 31, 2022:

	Term loans amortized cost by origination year						Revolving	Total
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$182,440	$463,022	$531,822	$230,286	$130,489	$413,552	$16,867	$1,968,478
Watch	862	24,096	38,106	36,454	21,379	83,326	—	204,223
Special Mention	—	1,100	3,419	2,645	7,581	20,539	—	35,284
Substandard	—	1,228	5,509	2,787	18,081	52,348	822	80,775
Total	$183,302	$489,446	$578,856	$272,172	$177,530	$569,765	$17,689	$2,288,760
Gross charge-offs for the nine months ended September 30, 2023	$—	$—	$60	$211	$2,042	$2,958	$—	$5,271
Residential Real Estate
Pass	$46,819	$140,026	$90,326	$68,315	$37,126	$229,323	$57,802	$669,737
Watch	—	1,374	14,450	4,710	8,354	15,131	2,683	46,702
Special Mention	—	—	108	3,610	14	526	24	4,282
Substandard	—	—	—	193	358	760	—	1,311
Total	$46,819	$141,400	$104,884	$76,828	$45,852	$245,740	$60,509	$722,032
Gross charge-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$21	$—	$21
Construction, Land Development, & Land
Pass	$46,456	$126,737	$186,112	$53,507	$23,459	$26,763	$11,557	$474,591
Watch	1,466	6,585	12,395	18,421	3,139	—	—	42,006
Special Mention	—	—	6,411	—	—	—	—	6,411
Substandard	—	—	—	—	—	—	—	—
Total	$47,922	$133,322	$204,918	$71,928	$26,598	$26,763	$11,557	$523,008
Gross charge-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$384,457	$523,358	$290,411	$139,512	$79,656	$162,813	$524,326	$2,104,533
Watch	39,312	34,762	58,411	1,697	7,963	21,433	51,924	215,502
Special Mention	—	3,338	7,551	1,208	557	8,791	37,257	58,702
Substandard	999	4,441	7,853	8,582	11,016	10,279	12,418	55,588
Total	$424,768	$565,899	$364,226	$150,999	$99,192	$203,316	$625,925	$2,434,325
Gross charge-offs for the nine months ended September 30, 2023	$510	$1,598	$1,772	$2,581	$807	$819	$—	$8,087
Installment and Other
Pass	$562	$118	$114	$136	$43	$440	$1,804	$3,217
Watch	—	29	—	—	—	—	—	29
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$562	$147	$114	$136	$43	$440	$1,804	$3,246
Gross charge-offs for the nine months ended September 30, 2023	$—	$—	$—	$—	$—	$3	$—	$3
Lease Financing Receivables
Pass	$260,590	$228,612	$106,232	$34,456	$7,362	$1,814	$—	$639,066
Watch	—	74	1,224	18	—	—	—	1,316
Special Mention	—	—	—	203	122	64	—	389
Substandard	—	567	508	86	—	—	—	1,161
Total	$260,590	$229,253	$107,964	$34,763	$7,484	$1,878	$—	$641,932
Gross charge-offs for the nine months ended September 30, 2023	$—	$676	$446	$119	$75	$54	$—	$1,370
Total Loans and Leases
Pass	$921,324	$1,481,873	$1,205,017	$526,212	$278,135	$834,705	$612,356	$5,859,622
Watch	41,640	66,920	124,586	61,300	40,835	119,890	54,607	509,778
Special Mention	—	4,438	17,489	7,666	8,274	29,920	37,281	105,068
Substandard	999	6,236	13,870	11,648	29,455	63,387	13,240	138,835
Total	$963,963	$1,559,467	$1,360,962	$606,826	$356,699	$1,047,902	$717,484	$6,613,303
Gross charge-offs for the nine months ended September 30, 2023	$510	$2,274	$2,278	$2,911	$2,924	$3,855	$—	$14,752

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2022	2022	2021	2020	2019	2018	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$471,009	$510,529	$207,765	$111,792	$84,382	$324,271	$28,343	$1,738,091
Watch	6,422	12,723	20,583	11,004	17,269	44,462	—	112,463
Special Mention	—	—	121	1,075	1,232	10,075	—	12,503
Substandard	—	1,910	915	13,042	12,685	22,915	—	51,467
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524
Residential Real Estate
Pass	$68,752	$59,075	$41,768	$31,726	$48,432	$170,279	$49,622	$469,654
Watch	—	—	1,137	682	4,098	9,026	2,586	17,529
Special Mention	—	—	323	32	420	876	—	1,651
Substandard	—	—	234	381	296	2,185	660	3,756
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590
Construction, Land Development, & Land
Pass	$62,310	$203,672	$61,895	$27,189	$26,489	$38,186	$185	$419,926
Watch	—	—	—	4,409	—	3,064	—	7,473
Special Mention	—	—	1,845	—	4,199	—	—	6,044
Substandard	—	—	—	1,530	4,012	4	—	5,546
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989
Commercial & Industrial
Pass	$508,664	$305,056	$137,335	$72,486	$96,304	$113,965	$549,431	$1,783,241
Watch	16,657	20,856	15,857	32,282	19,362	9,809	47,119	161,942
Special Mention	—	13,056	697	1,162	2,958	7,831	22,320	48,024
Substandard	1,156	3,415	6,671	11,949	5,434	25,275	10,738	64,638
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845
Installment and Other
Pass	$332	$146	$65	$79	$15	$584	$429	$1,650
Watch	34	—	—	—	2	73	—	109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759
Lease Financing Receivables
Pass	$296,395	$148,588	$53,642	$14,478	$7,245	$934	$—	$521,282
Watch	93	1,560	26	—	—	—	—	1,679
Special Mention	—	—	290	182	250	23	—	745
Substandard	35	82	80	77	6	—	—	280
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986
Total Loans and Leases
Pass	$1,407,462	$1,227,066	$502,470	$257,750	$262,867	$648,219	$628,010	$4,933,844
Watch	23,206	35,139	37,603	48,377	40,731	66,434	49,705	301,195
Special Mention	—	13,056	3,276	2,451	9,059	18,805	22,320	68,967
Substandard	1,191	5,407	7,900	26,979	22,433	50,379	11,398	125,687
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693

(1) - Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at September 30, 2023 and December 31, 2022:

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$183,302	$488,788	$578,105	$267,874	$162,622	$539,786	$17,689	$2,238,166
30-59 Days Past Due	—	—	—	4,175	2,748	4,376	—	11,299
60-89 Days Past Due	—	—	—	—	9,190	440	—	9,630
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	658	751	123	2,970	25,163	—	29,665
Total Past Due	—	658	751	4,298	14,908	29,979	—	50,594
Total	$183,302	$489,446	$578,856	$272,172	$177,530	$569,765	$17,689	$2,288,760
Residential Real Estate
Current	$46,819	$141,217	$104,776	$76,635	$45,494	$242,113	$59,628	$716,682
30-59 Days Past Due	—	183	—	—	—	70	800	1,053
60-89 Days Past Due	—	—	108	—	—	2,799	81	2,988
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	193	358	758	—	1,309
Total Past Due	—	183	108	193	358	3,627	881	5,350
Total	$46,819	$141,400	$104,884	$76,828	$45,852	$245,740	$60,509	$722,032
Construction, Land Development, & Land
Current	$47,922	$133,322	$204,099	$71,928	$26,598	$26,763	$11,557	$522,189
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	819	—	—	—	—	819
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	819	—	—	—	—	819
Total	$47,922	$133,322	$204,918	$71,928	$26,598	$26,763	$11,557	$523,008
Commercial & Industrial
Current	$423,769	$560,141	$358,522	$145,702	$93,658	$200,354	$625,142	$2,407,288
30-59 Days Past Due	—	1,815	2	25	960	9	—	2,811
60-89 Days Past Due	—	185	7	163	3,269	505	150	4,279
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	999	3,758	5,695	5,109	1,305	2,448	633	19,947
Total Past Due	999	5,758	5,704	5,297	5,534	2,962	783	27,037
Total	$424,768	$565,899	$364,226	$150,999	$99,192	$203,316	$625,925	$2,434,325
Installment and Other
Current	$562	$147	$114	$136	$43	$440	$1,804	$3,246
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$562	$147	$114	$136	$43	$440	$1,804	$3,246
Lease Financing Receivables
Current	$258,049	$227,679	$107,157	$34,515	$7,466	$1,859	$—	$636,725
30-59 Days Past Due	1,872	781	177	166	16	18	—	3,030
60-89 Days Past Due	669	225	123	8	2	1	—	1,028
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	568	507	74	—	—	—	1,149
Total Past Due	2,541	1,574	807	248	18	19	—	5,207
Total	$260,590	$229,253	$107,964	$34,763	$7,484	$1,878	$—	$641,932
Total Loans and Leases
Current	$960,423	$1,551,294	$1,352,773	$596,790	$335,881	$1,011,315	$715,820	$6,524,296
30-59 Days Past Due	1,872	2,779	179	4,366	3,724	4,473	800	18,193
60-89 Days Past Due	669	410	1,057	171	12,461	3,745	231	18,744
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	999	4,984	6,953	5,499	4,633	28,369	633	52,070
Total Past Due	3,540	8,173	8,189	10,036	20,818	36,587	1,664	89,007
Total	$963,963	$1,559,467	$1,360,962	$606,826	$356,699	$1,047,902	$717,484	$6,613,303

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $2.2 million of commercial real estate loans and $657,000 of commercial and industrial loans as of September 30, 2023. The Company recognized $2.8 million of interest income on non-accrual loans and leases for the nine months ended September 30, 2023.

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

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2023 are as follows:

September 30, 2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture)	1,614	941	1,168	3,329	4	809	7,865
Charge-offs	(1,360)	(12)	—	(4,200)	(3)	(604)	(6,179)
Recoveries	124	18	—	460	—	147	749
Ending balance	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Nine months ended
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture)	4,854	290	(31)	17,293	19	1,619	24,044
Charge-offs	(5,271)	(21)	—	(8,087)	(3)	(1,370)	(14,752)
Recoveries	1,111	82	—	2,134	4	553	3,884
Ending balance	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Ending balance:
Individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Total allowance for credit losses - loans and leases	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696

Loans and leases ending balance:
Individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The allowance for credit losses increased $10.6 million for the three and nine months end September 30, 2023 due to an acquisition adjustment on PCD loans related to the Inland transaction. For the same periods, a provision for credit losses of $2.7 million was recorded for acquired non-credit deteriorated loans related to the Inland acquisition.

The following table summarize the balance and activity within the allowance for loan and lease losses, the components of the allowance for loan and lease losses by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2022:

September 30, 2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Three months ended
Beginning balance	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Provision	1,115	204	553	2,040	2	262	4,176
Charge-offs	(1,102)	(17)	—	(1,184)	(3)	(416)	(2,722)
Recoveries	219	5	—	161	—	380	765
Ending balance	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Nine months ended
Beginning balance	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision	4,465	1,056	1,823	6,350	4	1,381	15,079
Charge-offs	(1,839)	(17)	—	(4,301)	(3)	(1,103)	(7,263)
Recoveries	506	14	—	574	—	733	1,827
Ending balance	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Ending balance:
Individually evaluated for impairment	$6,094	$—	$—	$12,584	$—	$—	$18,678
Collectively evaluated for impairment	12,631	1,831	2,247	23,089	8	3,817	43,623
Loans acquired with deteriorated credit quality	1,325	850	98	79	2	—	2,354
Total allowance for loan and lease losses	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655

Loans and leases ending balance:
Individually evaluated for impairment	$44,977	$4,782	$5,541	$35,979	$—	$—	$91,279
Collectively evaluated for impairment	1,767,043	439,816	450,922	1,930,822	1,215	495,828	5,085,646
Loans acquired with deteriorated credit quality	56,974	37,246	1,144	3,029	153	—	98,546
Total loans and leases	$1,868,994	$481,844	$457,607	$1,969,830	$1,368	$495,828	$5,275,471

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company increased the allowance for credit losses - loans and leases by $13.0 million and $23.8 million for the three and nine months ended September 30, 2023, respectively, and increased the allowance for loan and lease losses by $2.2 million and $9.6 million for the three and nine months ended September 30, 2022, respectively. In 2023, a $10.6 million adjustment was made to the allowance for credit losses to account for acquired PCD loans. For loans individually evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $2.4 million and $13.0 million for the three and nine months ended September 30, 2023, respectively. The Company increased the allowance for loans individually evaluated by $1.3 million and recaptured $2.4 million of the allowance for loan and lease losses for the three and nine months ended September 30, 2022, respectively. For loans and leases collectively evaluated for impairment, the Company increased the allowance by $10.7 million and $10.8 million for the three and nine months ended September 30, 2023. The Company increased the allowance for loan and lease losses by $992,000 and $12.8 million for the three and nine months ended September 30, 2022, respectively. The change in allowance for credit losses - loans and leases collectively evaluated for impairment was mainly due to changes in expected losses driven by macro-economic factors, as well as growth in the loan and lease portfolio and through acquisition.

The following table presents loans with modified terms as of September 30, 2023:

September 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Modified loans
Commercial and industrial	$383	$62,394	$374	$63,151	2.6%
Total modified loans	$383	$62,394	$374	$63,151	1.0%

Loans reflected as having a payment delay included a general adjustment in loan terms similar to those of pass-rated credits. The weighted average term extension (in months) for the commercial and industrial loans identified above are four months and seventeen months for the three and nine months ended September 30, 2023, respectively. One commercial relationship in the amount of $383,000 has been designated non-accrual subsequent to its modification. In addition, there were no additional amounts committed to loans modified during 2023. Loans having term modifications included extension of term as a result of a new borrower structure and other miscellaneous term adjustments. Loans having a combination of term modification and interest rate reduction reflect a longer amortization period and a reduced weighted average contractual rate from 8.85% to 7.01%.

Prior to 2023, TDRs were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. The tables below present TDRs by loan category as of December 31, 2022:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2022 were:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Accruing:
Beginning balance	$1,358	$1,927
Additions	—	—
Net payments	(621)	(1,190)
Net transfers from non-accrual	—	—
Ending balance	737	737
Non-accruing:
Beginning balance	1,134	1,506
Additions	756	756
Net payments	(96)	(468)
Charge-offs	(4)	(4)
Net transfers to accrual	—	—
Ending balance	1,790	1,790
Total troubled debt restructurings	$2,527	$2,527

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructure date during the nine months ended September 30, 2022. In addition, there was no commitment outstanding on troubled debt restructurings at December 31, 2022.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of September 30, 2023 and December 31, 2022:

September 30, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$32,338	$35,258	$—	$—	$—	$—	$67,596
Commercial and industrial	—	—	—	—	—	—	48,814	48,814
Total	$—	$32,338	$35,258	$—	$—	$—	$48,814	$116,410

December 31, 2022	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,749	$28,210	$—	$—	$—	$—	$37,959
Residential real estate	—	—	—	237	422	220	—	879
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	26,034	26,034
Total	$5,541	$9,749	$28,210	$237	$422	$220	$26,034	$70,413

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$3,639	$2,191	$4,203	$1,403
Provision for unfunded commitments	937	136	373	924
Ending balance	$4,576	$2,327	$4,576	$2,327

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$21,715	$22,155	$19,172	$23,744
Additions, net	1,674	1,314	4,426	5,592
Changes in fair value	(3,646)	(2,342)	(3,855)	(8,209)
Ending balance	$19,743	$21,127	$19,743	$21,127

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Loan portfolios serviced for:
SBA guaranteed loans	$1,522,691	$1,521,014
USDA guaranteed loans	191,382	211,150
Total	$1,714,073	$1,732,164

Loan servicing revenue totaled $3.4 million for each of the three months ended September 30, 2023 and 2022. Loan servicing revenue totaled $10.1 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $3.6 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $3.9 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in other real estate owned (“OREO”) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,265	$4,749	$4,717	$2,112
Net additions to OREO	72	—	571	2,837
Proceeds from sales of OREO	(614)	(131)	(3,173)	(356)
Gains (losses) on sales of OREO	(39)	—	(88)	76
Valuation adjustments	(13)	(216)	(356)	(267)
Ending balance	$1,671	$4,402	$1,671	$4,402

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2022, the balance included $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2023, there was $27,000 of consumer mortgage loans secured by residential real estate properties in foreclosure. At December 31, 2022, there were no recorded investments of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the three or nine months ended September 30, 2023 or 2022.

Note 8—Leases

The Company enters into leases in the normal course of business primarily for its banking facilities and branches. The Company’s operating leases have varying maturity dates through year end 2036, some of which include renewal or termination options to extend the lease. In addition, the Company leases or subleases real estate to third parties. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less ("short-term leases") on the Company’s Condensed Consolidated Statements of Financial Condition.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the periods indicated:

	Balance Sheet Line Item	September 30, 2023	December 31, 2022
Operating lease right-of-use asset	Accrued interest receivable and other assets	$13,265	$11,352
Operating lease liability	Accrued interest payable and other liabilities	15,128	14,391

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At September 30, 2023, the weighted average discount rate of operating leases was 2.87% and the weighted average remaining life of operating leases was 6.2 years, compared to 1.95% and 6.2 years as of December 31, 2022.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$770	$682	$2,014	$2,260
Short-term lease cost	127	47	295	160
Variable lease cost	470	384	1,239	1,264
Less: Sublease income	(160)	(158)	(475)	(434)
Total lease cost, net	$1,207	$955	$3,073	$3,250

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $1.4 million and $927,000 for the three months ended September 30, 2023 and 2022, respectively. For the quarter ended September 30, 2023, operating cash flows paid included early termination payments of $471,000 for two of the Company’s previously closed

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

branch facilities, resulting in a gain of $838,000. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $3.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company recorded $3.8 million and $114,000 of right-of-use lease assets in exchange for operating lease liabilities for the three months ended September 30, 2023 and 2022, respectively. The Company recorded $4.8 million and $1.4 million of right-of-use lease assets in exchange for operating lease liabilities for the nine months ended September 30, 2023 and 2022, respectively. The additions recorded to right-of-use assets and operating lease liabilities included $3.8 million related to the acquisition of Inland. Refer to Note 3—Acquisition of a Business for further details. During the quarter ended September 30, 2023, the Company recorded $395,000 of impairment related to an acquired non-branch facility lease it intends to terminate by year end.

The future minimum lease payments for operating leases, subsequent to September 30, 2023, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2023	$946
2024	3,807
2025	3,210
2026	2,488
2027	1,442
Thereafter	5,177
Total undiscounted lease payments	17,070
Less: Imputed interest	(1,942)
Net lease liabilities	$15,128

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2028. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$6,110	$1,514	$148,353	$11,945	$1,796
Additions	33,352	17,250	—	—	—	—
Amortization	—	(1,484)	(67)	—	(1,529)	(81)
Ending balance	$181,705	$21,876	$1,447	$148,353	$10,416	$1,715
Accumulated amortization	N/A	$50,840	$1,769	N/A	$45,050	$1,501
Weighted average remaining amortization period	N/A	8.4 Years	5.4 Years	N/A	4.5 Years	6.4 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Nine Months Ended September 30,
	2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201
Additions	33,352	17,250	—	—	—	—
Amortization	—	(4,260)	(201)	—	(4,588)	(486)
Ending balance	$181,705	$21,876	$1,447	$148,353	$10,416	$1,715
Accumulated amortization	N/A	$50,840	$1,769	N/A	$45,050	$1,501
Weighted average remaining amortization period	N/A	8.4 Years	5.4 Years	N/A	4.5 Years	6.4 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Inland acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2023:

Estimated Amortization
2023	$1,550
2024	5,380
2025	4,473
2026	3,566
2027	2,676
Thereafter	5,678
Total	$23,323

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2023 and 2022 was 26.0% and 23.4%, respectively. The Company recorded discrete income tax benefit of $196,000 and $2.1 million related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2023 and 2022, respectively.

Net deferred tax assets increased to $89.8 million at September 30, 2023 compared to $68.2 million at December 31, 2022, primarily as a result of acquired deferred tax assets associated with the Inland acquisition. Refer to Note 3—Acquisition of a Business for further details.

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Non-interest-bearing demand deposits	$1,959,855	$2,138,645
Interest-bearing checking accounts	592,771	592,098
Money market demand accounts	2,062,252	1,415,653
Other savings	581,073	625,798
Time deposits (below $250,000)	1,447,053	762,250
Time deposits ($250,000 and above)	310,686	160,677
Total deposits	$6,953,690	$5,695,121

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

There were $549.1 million and $251.5 million of brokered deposits included in time deposits below $250,000 at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, the scheduled maturities of time deposits were:

Scheduled Maturities
2023	$584,912
2024	1,125,546
2025	32,981
2026	8,432
2027	5,046
Thereafter	822
Total	$1,757,739

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	September 30,	December 31,
	2023	2022
Federal Home Loan Bank advances	$640,000	$625,000
Securities sold under agreements to repurchase	38,233	15,399
Term Loan	20,000	—
Line of credit	15,000	—
Total	$713,233	$640,399

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2023 and December 31, 2022, there were no outstanding advances under the Federal Reserve Bank discount window line.

At September 30, 2023, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $190.0 million, with an interest rate of 5.46% and maturity of October 2023. Total variable rate advances were $450.0 million at September 30, 2023, with interest rates ranging from 5.51% to 5.55%, that may reset daily, with maturities between November 2023 and December 2023. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15.0 million, extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20.0 million with a maturity date of May 26, 2026, each subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended. At September 30, 2023, the term loan had an interest rate of 7.62%. At September 30, 2023 the line of credit had a $15.0 million outstanding balance and an interest rate of 7.38%. At December 31, 2022, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of the dates presented:

	September 30,	December 31,
	2023	2022
Federal Home Loan Bank line	$1,984,390	$1,903,549
Federal Reserve Bank of Chicago discount window line	734,774	804,578
Available federal funds lines	135,000	135,000

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

As of September 30, 2023, the net liability outstanding of the subordinated notes was $73.8 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At September 30, 2023 and December 31, 2022, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	September 30, 2023	December 31, 2022	Contractual Rate September 30, 2023	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	8.46%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	7.45%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	—	8.36%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	—	7.27%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	—	7.32%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	—	7.28%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	—	7.09%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	45,000
Discount		(16,664)	(7,662)
Total liability, at carrying value		$70,336	$37,338

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month CME Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment of 0.26161% plus 2.79% (8.46% and 7.53% at September 30, 2023 and December 31, 2022, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

any interest payment date on or after March 2009. Accrued interest payable was $110,000 and $98,000 as of September 30, 2023 and December 31, 2022, respectively.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month CME SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (7.45% and 6.55% at September 30, 2023 and December 31, 2022, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. Accrued interest payable was $32,000 and $30,000 as of September 30, 2023 and December 31, 2022, respectively.

As part of the Inland acquisition, the Company assumed the obligations to several trust preferred securities. Refer to Note 3—Acquisition of a Business for further details. Interest rates are calculated as the three-month CME SOFR plus a tenor spread adjustment of 0.26161% plus negotiated additional basis points. Refer to table above for contractual rates and interest rate spread calculation. Interest is paid on a quarterly basis. Accrued interest payable for the AmeriMark and Inland trusts was $214,000 as of September 30, 2023.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$291,801	$2,002,472	$2,294,273	$258,049	$1,821,175	$2,079,224
Letters of credit	695	65,781	66,476	536	61,328	61,864
Total	$292,496	$2,068,253	$2,360,749	$258,585	$1,882,503	$2,141,088

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2053. Variable rate loan commitments have interest rates ranging from 3.00% to 18.50% and maturities up to 2049.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$104,029	$104,029	$—	$—
U.S. Government agencies	125,115	—	125,115	—
Obligations of states, municipalities, and political subdivisions	80,520	—	80,520	—
Mortgage-backed securities; residential
Agency	621,976	—	621,976	—
Non-Agency	96,931	—	96,931	—
Mortgage-backed securities; commercial
Agency	139,865	—	139,865	—
Corporate securities	34,972	—	34,972	—
Asset-backed securities	36,521	—	36,521	—
Equity and other securities, at fair value
Mutual funds	2,415	2,415	—	—
Equity securities	5,487	—	5,206	281
Servicing assets	19,743	—	—	19,743
Derivative assets	77,002	—	77,002	—
Financial liabilities
Derivative liabilities	30,641	—	30,641	—

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

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2023	2022	2023	2022
	Investment Securities		Servicing Assets
Balance, beginning of period	$666	$686	$19,172	$23,744
Additions, net	—	—	4,426	5,592
Maturity	(400)	—	—	—
Accretion of discount	82	—	—	—
Change in fair value	(67)	(21)	(3,855)	(8,209)
Balance, end of period	$281	$665	$19,743	$21,127

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 and 2022.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2023:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	6.4%	6.4%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	(1.0)% - 31.7%	13.7%	Decrease
		Discount rate	0.0% - 57.2%	16.4%	Decrease
		Expected weighted average loan life	0.0 - 9.5 years	3.8 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$54,397	$—	$—	$54,397
Commercial and industrial	33,679	—	—	33,679
Assets held for sale	7,627	—	—	7,627
Other real estate owned	1,671	—	—	1,671

		Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$37,959	$—	$—	$37,959
Residential real estate	879	—	—	879
Construction, land development, and other land	5,541	—	—	5,541
Commercial and industrial	47,846	—	—	47,846
Assets held for sale	8,673	—	—	8,673
Other real estate owned	4,717	—	—	4,717

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

Term Loan—The carrying amount approximates fair value.

Line of credit—The carrying amount approximates fair value.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2023		2022
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$71,248	$71,248	$62,274	$62,274
Interest bearing deposits with other banks	2	357,640	357,640	117,079	117,079
Securities held-to-maturity	2	1,157	1,133	2,705	2,672
Restricted stock	2	30,505	30,505	28,202	28,202
Loans held for sale	3	7,299	7,299	47,823	40,657
Loans and lease receivables, net (less impaired loans at fair value)	3	6,419,531	6,349,769	5,262,447	5,259,991
Accrued interest receivable	3	39,844	39,844	29,815	29,815
Financial liabilities
Non-interest-bearing deposits	2	1,959,855	1,959,855	2,138,645	2,138,645
Interest-bearing deposits	2	4,993,835	4,982,974	3,556,476	3,554,318
Accrued interest payable	2	20,376	20,376	4,494	4,494
Federal Home Loan Bank advances	2	640,000	640,000	625,000	625,000
Securities sold under repurchase agreement	2	38,233	38,233	15,399	15,399
Term Loan	2	20,000	20,000	—	—
Line of credit	2	15,000	15,000	—	—
Subordinated notes	2	73,822	72,870	73,691	70,925
Junior subordinated debentures	3	70,336	72,491	37,338	40,131

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$47,488	$(1,633)	$550,000	$47,249	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	703,876	29,514	(29,008)	545,346	18,093	(17,817)
Other credit derivatives	1,198	—	—	6,678	—	—
Total derivatives	$1,355,074	$77,002	$(30,641)	$1,102,024	$65,342	$(17,817)

As of the effective time of the transaction reported in Note 3—Acquisition of a Business, Byline acquired and assumed two types of derivative instruments. Interest rate swap agreements previously designated as cash flow hedges of certain junior subordinated debentures issued to capital trusts had notional amounts of $42.0 million and had a fair value of $3.5 million included in accrued interest receivable and other assets. In July 2023, the Company terminated the interest rate swap agreements resulting in a net gain of $6,000. Other interest rate swap agreements not designated as hedging instruments had notional amounts of $67.7 million and fair values of $6.2 million reported in accrued interest receivable and other assets and accrued interest payable and other liabilities.

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of September 30, 2023, and $550.0 million at December 31, 2022. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2023, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of September 30, 2023, pay-fixed interest rate swaps are comprised of six effective hedges. Receive-fixed interest rate swaps totaling $200.0 million are comprised of two effective hedges totaling $100.0 million, and two $50.0 million forward-starting swaps that are effective in March and August of 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $4.6 million and $327,000 of interest income recorded during the three months ended September 30, 2023, and 2022, respectively, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions was $10.4 million and $8,000 interest income during the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, the Company estimates $18.6 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

$4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $3.9 million and $15,000 as of September 30, 2023 and December 31, 2022, respectively.

The following table reflects the cash flow hedges as of September 30, 2023:

Notional amounts	$650,000
Derivative assets fair value	47,488
Derivative liabilities fair value	1,633
Weighted average remaining maturity	3.2 years

Receive rates are determined at the time the swaps become effective. As of September 30, 2023, the weighted average pay rates of the six effective pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 5.32%. As of September 30, 2023, the weighted average pay rates of the receive-fixed interest rate swaps of $100.0 million were 8.50% and the weighted average receive rates were 7.44%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2023			September 30, 2022
	Amount of Gain Recognized in AOCI	Amount of Gain Reclassified from AOCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$13,357	$10,381	$—	$45,088	$8	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $703.9 million as of September 30, 2023 with maturities ranging from March 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three ended September 30, 2023 and 2022, there were $115,000 and $394,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2023 and 2022, there were $587,000 and $2.0 million of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects other interest rate derivatives as of September 30, 2023:

Notional amounts	$703,876
Derivative assets fair value	29,514
Derivative liabilities fair value	29,008
Weighted average pay rates	4.28%
Weighted average receive rates	6.55%
Weighted average remaining maturity	4.9 years

Other derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. The total notional amount was $1.2 million and $6.7 million as of September 30, 2023 and December 31, 2022, respectively. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of September 30, 2023 and December 31, 2022. The fair values of the credit derivatives is reflected in other assets and liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Other interest rate derivatives	$423	$233	$230	$801
Other credit derivatives	—	1	—	6
Total	$423	$234	$230	$807

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of:

	September 30, 2023		December 31, 2022
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$77,002	$(30,641)	$65,342	$(17,817)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$77,002	$(30,641)	$65,342	$(17,817)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,639)	1,639	(43)	43
Collateral posted	(75,363)	—	(64,370)	—
Net credit exposure	$—	$(29,002)	$929	$(17,774)

As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.6 million. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at their

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

termination value less offsetting positions of $1.6 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2023, there were 1,180,903 shares available for future grants under the Omnibus Plan.

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

During 2023, the Company granted 299,197 shares of restricted common stock, par value $0.01 per share. Of this total, 6,113 restricted shares will vest in one year, 206,414 restricted shares will vest ratably over three years on each anniversary of the grant date, and 35,288 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 51,382 performance-based shares were granted. The number of performance-based shares which may be earned under the award is dependent upon the Company's total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2025, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2023:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2023	581,337	$22.93
Granted	299,197	24.42
Incremental performance shares vested	1,826
Vested	(191,277)	21.44
Forfeited	(15,861)	23.96
Ending balance outstanding at September 30, 2023	675,222	$23.97

A total of 191,277 restricted shares vested during the nine months ended September 30, 2023. A total of 243,603 restricted shares vested during the year ended December 31, 2022. The fair value of restricted shares that vested during the nine months ended September 30, 2023 was $4.6 million. The fair value of restricted shares that vested during the year ended December 31, 2022 was $5.9 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Total share-based compensation - restricted stock	$4,922	$4,016
Income tax benefit	1,322	1,139
Unrecognized compensation expense	11,189	10,479
Weighted average remaining amortization period	2.1 years	2.5 years

The fair value of the unvested restricted stock awards at September 30, 2023 was $13.3 million.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 901,086 and 986,757 shares of common stock were outstanding as of September 30, 2023 and 2022, respectively. There were 675,222 and 628,5423 restricted stock awards outstanding at September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$28,222	$22,656	$78,274	$65,250
Less: Dividends on preferred shares	—	—	—	196
Net income available to common stockholders	$28,222	$22,656	$78,274	$65,054
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,025,927	36,851,973	39,027,450	37,012,316
Incremental shares	432,183	519,186	435,402	569,550
Weighted-average common stock outstanding (dilutive)	43,458,110	37,371,159	39,462,852	37,581,866
Basic earnings per common share	$0.66	$0.61	$2.01	$1.76
Diluted earnings per common share	$0.65	$0.61	$1.98	$1.73

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	45,694,456	39,518,702
Shares outstanding	43,719,203	37,492,775
Treasury shares	1,975,253	2,025,927

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

For the nine months ended September 30, 2022, we declared and paid dividends on the Series B preferred stock of $196,000.

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

We did not purchase any shares under the stock repurchase program during the three or nine months ended September 30, 2023. We purchased 174,249 shares at a cost of $4.2 million under this program during the three months ended September 30, 2022. We purchased 689,068 shares at a cost of $17.3 million under this program during the nine months ended September 30, 2022.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For each of the three months ended September 30, 2023 and 2022, cash dividends were declared and paid to stockholders of record of our common stock of $0.09 per share. For the nine months ended September 30, 2023 and 2022, cash dividends were declared and paid to stockholders of record of our common stock of $0.27 per share.

On July 1, 2023, we issued 5,932,323 of shares of our common stock in connection with our acquisition of Inland. Please see Note 3—Acquisition of a Business for more information.

On October 24, 2023, our Board of Directors declared a cash dividend of $0.09 per share payable on November 21, 2023 to stockholders of record of our common stock as of November 7, 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	32,850	(149,446)	(116,596)
Balance, September 30, 2022	$35,667	$(160,565)	$(124,898)

Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	2,181	(26,790)	(24,609)
Balance, September 30, 2023	$36,496	$(178,655)	$(142,159)

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of Small Business Administration (“SBA”) loans and was the fifth most active SBA lender in the country and was the most active 7(a) and 504 lender in Illinois for the fiscal year ended September 30, 2023.

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

We reported consolidated net income of $28.2 million and $78.3 million for the three and nine months ended September 30, 2023, compared to net income of $22.7 million and $65.2 million for the three and nine months ended September 30, 2022, an increase of $5.6 million and $13.0 million, respectively, for each comparable period. The increase in net income was attributable to a $23.6 million and $55.1 million increase in net interest income. The increase in net interest income during the three and nine months ended September 30, 2023 was primarily driven by higher yields on loans and leases, and growth in the loan and lease portfolio.

Dividends declared and paid on preferred shares were $196,000 for the nine months ended September 30, 2022. Dividends declared on common shares were $3.9 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively. Dividends paid on common shares were $4.1 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively. Dividends declared on common shares were $10.7 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Dividends paid on common shares were $10.7 million and $10.1 million for the nine months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023 and 2022, net income available to common stockholders was $28.2 million, or $0.66 per basic and $0.65 per diluted common share, and $22.7 million, or $0.61 per basic and diluted common share, respectively. For the nine months ended September 30, 2023 and 2022, net income available to common stockholders was $78.3 million, or $2.01 per basic and $1.98 per diluted common share, and $65.1 million, or $1.76 per basic and $1.73 per diluted common share, respectively.

Our results of operations for the three months ended September 30, 2023 and 2022 yielded an annual return on average assets of 1.30% and 1.26% and a return on average stockholders’ equity of 12.11% and 11.74% respectively. Our results of operations for the nine months ended September 30, 2023 and 2022 yielded an annual return on average assets of 1.34% and 1.26% and a return on average stockholders’ equity of 12.48% and 10.96%, respectively.

As of September 30, 2023, we had consolidated total assets of $8.9 billion, total gross loans and leases outstanding of $6.6 billion, total deposits of $7.0 billion, and total stockholders’ equity of $919.9 million.

Inland Bancorp, Inc. Acquisition

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc., ("Inland") under the terms of a definitive merger agreement. As a result of the merger, Inland's wholly owned bank subsidiary, Inland Bank and Trust, was merged with and into Byline Bank. Refer to Note 3—Acquisition of a Business of our Unaudited Interim Condensed Financial Statements as of September 30, 2023, which is included in this report, for additional information.

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

The ACL is maintained at a level management believes is sufficient to provide for current expected credit losses based upon an ongoing review of the loan and lease portfolios by portfolio category, which includes consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, reasonable and supportable forecasts, and evaluation of prevailing economic conditions. We use risk ratings as credit indicators to classify loans and leases into pools and to estimate loss rates for each of the loan and lease pools. Additional information about these policies can be found in Note 5 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2023, included in this report.

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

Servicing Assets. Servicing assets are recognized separately when they are acquired through sales of loans or when the rights to service loans are purchased. When loans are sold with servicing rights retained, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. See Note 6 and Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2023, included in this report, for additional information.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2023, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2023, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Summary of Operations
Common Share Data
Basic earnings per common share	$0.66	$0.61	$2.01	$1.76
Diluted earnings per common share	$0.65	$0.61	$1.98	$1.73
Adjusted diluted earnings per share(1)(3)	$0.77	$0.61	$2.15	$1.73
Weighted-average common shares outstanding (basic)	43,025,927	36,851,973	39,027,450	37,012,316
Weighted-average common shares outstanding (diluted)	43,458,110	37,371,159	39,462,852	37,581,866
Common shares outstanding	43,719,203	37,465,902	43,719,203	37,465,902
Cash dividends per common share	$0.09	$0.09	$0.27	$0.27
Dividend payout ratio on common stock	13.85%	14.75%	13.64%	15.61%
Book value per common share	$21.04	$19.95	$21.04	$19.95
Tangible book value per common share(1)	$16.35	$15.67	$16.35	$15.67
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.46%	4.04%	4.39%	3.87%
Net interest margin, fully taxable equivalent (1)(4)	4.47%	4.05%	4.40%	3.88%
Average cost of deposits	2.13%	0.43%	1.70%	0.22%
Efficiency ratio(2)	53.75%	55.11%	52.96%	55.12%
Adjusted efficiency ratio(1)(2)(3)	47.35%	55.11%	49.96%	55.12%
Non-interest income to total revenues(1)	11.81%	14.83%	14.61%	19.41%
Non-interest expense to average assets	2.66%	2.56%	2.67%	2.59%
Adjusted non-interest expense to average assets(1)(3)	2.35%	2.56%	2.53%	2.59%
Return on average stockholders' equity	12.11%	11.59%	12.48%	10.96%
Adjusted return on average stockholders' equity(1)(3)	14.30%	11.59%	13.54%	10.96%
Return on average assets	1.30%	1.26%	1.34%	1.26%
Adjusted return on average assets(1)(3)	1.53%	1.26%	1.46%	1.26%
Pre-tax pre-provision return on average assets(1)	2.16%	1.93%	2.23%	1.93%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.46%	1.93%	2.38%	1.93%
Return on average tangible common stockholders' equity(1)	16.15%	15.40%	16.37%	14.60%
Adjusted return on average tangible common stockholders' equity(1)(3)	18.95%	15.40%	17.72%	14.60%
Non-interest-bearing deposits to total deposits	28.18%	38.17%	28.18%	38.17%
Loans and leases held for sale and loans and leases held for investment to total deposits	95.21%	94.60%	95.21%	94.60%
Deposits to total liabilities	86.67%	85.95%	86.67%	85.95%
Deposits per branch	$144,869	$147,696	$144,869	$147,696
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.79%	0.67%	0.79%	0.67%
ACL to total loans and leases held for investment, net before ACL	1.60%	1.23%	1.60%	1.23%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.33%	0.15%	0.25%	0.15%
Capital Ratios
Common equity to total assets	10.29%	10.27%	10.29%	10.27%
Tangible common equity to tangible assets(1)	8.18%	8.25%	8.18%	8.25%
Leverage ratio	10.75%	10.30%	10.75%	10.30%
Common equity tier 1 capital ratio	10.08%	10.24%	10.08%	10.24%
Tier 1 capital ratio	11.12%	10.91%	11.12%	10.91%
Total capital ratio	13.17%	13.02%	13.17%	13.02%

(1) Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes impairment charges on assets held for sale and ROU assets.

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

We reported consolidated net income of $28.2 million for the three months ended September 30, 2023 compared to net income of $22.7 million for the three months ended September 30, 2022, an increase of $5.6 million. The increase in net income was primarily attributable to a $23.6 million increase in net interest income, offset by an increase in non-interest expense of $11.7 million and an increase in the provision for credit losses of $4.6 million.

The increase in net interest income during the three months ended September 30, 2023 was mainly a result of loans acquired and higher yields, partially offset by an increase in interest expense due to deposits assumed and higher rates on deposits. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, legal, audit and other professional fees, and data processing. The increase in the provision for credit losses was due to acquired non-credit-deteriorated loans resulting from acquisition accounting.

Net income available to common stockholders was $28.2 million, or $0.66 per basic and $0.65 per diluted common share, for the three months ended September 30, 2023 compared to $22.7 million, or $0.61 per basic and diluted common share, for the three months ended September 30, 2022.

Our annualized return on average assets was 1.30% for the three months ended September 30, 2023 compared to 1.26% for the three months ended September 30, 2022. Our annualized return on average stockholders’ equity was 12.11% for the three months ended September 30, 2023 compared to 11.59% for the three months ended September 30, 2022. Our efficiency ratio was 53.75% for the three months ended September 30, 2023 compared to 55.11% for the three months ended September 30, 2022.

We reported consolidated net income of $78.3 million for the nine months ended September 30, 2023 compared to net income of $65.2 million for the nine months ended September 30, 2022, an increase of $13.0 million. The increase in net income was primarily attributable to a $55.1 million increase in net interest income, offset by a $21.5 million increase in non-interest expense, a $7.5 million increase in the provision for income taxes, a $9.4 million increase in the provision for credit losses, and a $4.2 million decrease in non-interest income.

The increase in net interest income during the nine months ended September 30, 2023 was mainly a result of higher yields on loans and leases and increased average balances. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits, data processing, and legal, audit and other professional fees. The increase in provision for credit losses was mainly attributable to acquired non-credit-deteriorated loans resulting from acquisition accounting, increases in specific reserves on individually evaluated loans, and loan and lease portfolio growth. The increase in provision for income taxes was due to higher income before taxes. The decrease in non-interest income was primarily due to decrease in net gains on sales of loans due to lower volume and average premiums.

Net income available to common stockholders was $78.3 million, or $2.01 per basic and $1.98 per diluted common share, for the nine months ended September 30, 2023 compared to $65.1 million, or $1.76 per basic and $1.73 per diluted common share, for the nine months ended September 30, 2022. Dividends on preferred shares were $196,000 for the nine months ended September 30, 2022.

Our annualized return on average assets was 1.34% for the nine months ended September 30, 2023 compared to 1.26% for the nine months ended September 30, 2022. Our annualized return on average stockholders’ equity was 12.48% for the nine months ended September 30, 2023 compared to 10.96% for the nine months ended September 30, 2022. Our efficiency ratio was 52.96% for the nine months ended September 30, 2023 compared to 55.12% for the nine months ended September 30, 2022.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2023, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 3.8% of our total loan and lease portfolio compared to 1.4% at December 31, 2022.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$195,019	$1,724	3.51%	$77,522	$210	1.08%
Loans and leases(1)	6,484,875	125,465	7.68%	5,218,135	72,824	5.54%
Taxable securities	1,371,979	8,465	2.45%	1,302,375	6,014	1.83%
Tax-exempt securities(2)	168,805	1,184	2.78%	162,591	1,083	2.64%
Total interest-earning assets	$8,220,678	$136,838	6.60%	$6,760,623	$80,131	4.70%
Allowance for credit losses - loans and leases	(108,315)			(62,733)
All other assets	521,982			447,299
TOTAL ASSETS	$8,634,345			$7,145,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$579,917	$2,208	1.51%	$583,777	$1,077	0.73%
Money market accounts	2,040,476	16,676	3.24%	1,391,923	3,358	0.96%
Savings	594,555	228	0.15%	673,966	247	0.15%
Time deposits	1,706,531	18,051	4.20%	687,124	1,289	0.74%
Total interest-bearing deposits	4,921,479	37,163	3.00%	3,336,790	5,971	0.71%
Other borrowings	463,561	3,981	3.41%	607,471	3,232	2.11%
Subordinated notes and debentures	144,171	2,994	8.24%	110,799	1,825	6.54%
Total borrowings	607,732	6,975	4.55%	718,270	5,057	2.79%
Total interest-bearing liabilities	$5,529,211	$44,138	3.17%	$4,055,060	$11,028	1.08%
Non-interest-bearing demand deposits	1,987,996			2,198,095
Other liabilities	192,860			116,676
Total stockholders’ equity	924,278			775,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,634,345			$7,145,189
Net interest spread(3)			3.43%			3.62%
Net interest income, fully taxable equivalent		$92,700			$69,103
Net interest margin, fully taxable equivalent(2)(4)			4.47%			4.05%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		248	0.01%		228	0.01%
Net interest income		$92,452			$68,875
Net interest margin(4)			4.46%			4.04%

Net loan accretion impact on margin		$10,276	0.50%		$1,559	0.09%

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
(5)
Average balances are average daily balances.

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$142,890	$3,207	3.00%	$72,802	$313	0.58%
Loans and leases(1)	5,838,611	316,942	7.26%	4,967,769	187,924	5.06%
Taxable securities	1,299,732	21,220	2.18%	1,323,838	17,393	1.76%
Tax-exempt securities(2)	157,338	3,158	2.68%	166,911	3,338	2.67%
Total interest-earning assets	$7,438,571	$344,527	6.19%	$6,531,320	$208,968	4.28%
Allowance for credit losses - loans and leases	(95,234)			(59,526)
All other assets	455,850			472,115
TOTAL ASSETS	$7,799,187			$6,943,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$575,558	$6,877	1.60%	$592,985	$1,670	0.38%
Money market accounts	1,682,311	35,203	2.80%	1,318,725	5,026	0.51%
Savings	594,396	675	0.15%	662,820	406	0.08%
Time deposits	1,336,584	35,429	3.54%	658,893	2,084	0.42%
Total interest-bearing deposits	4,188,849	78,184	2.50%	3,233,423	9,186	0.38%
Other borrowings	515,068	14,074	3.65%	466,194	4,710	1.35%
Federal funds purchased	916	36	5.30%	842	14	2.32%
Subordinated notes and debentures	122,296	7,234	7.91%	110,648	5,119	6.19%
Total borrowings	638,280	21,344	4.47%	577,684	9,843	2.28%
Total interest-bearing liabilities	$4,827,129	$99,528	2.76%	$3,811,107	$19,029	0.67%
Non-interest-bearing demand deposits	1,970,724			2,237,002
Other liabilities	162,542			99,951
Total stockholders’ equity	838,792			795,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,799,187			$6,943,909
Net interest spread(3)			3.43%			3.61%
Net interest income, fully taxable equivalent		$244,999			$189,939
Net interest margin, fully taxable equivalent(2)(4)			4.40%			3.88%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		663	0.01%		701	0.01%
Net interest income		$244,336			$189,238
Net interest margin(4)			4.39%			3.87%

Net loan accretion impact on margin		$11,616	0.21%		$4,418	0.09%
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

	Three Months Ended September 30, 2023
	Compared to Three Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$1,039	$475	$1,514
Loans and leases(1)	24,495	28,146	52,641
Taxable securities	416	2,035	2,451
Tax-exempt securities	44	57	101
Total interest income	$25,994	$30,713	$56,707
Interest expense
Deposits
Interest checking	$(17)	$1,148	$1,131
Money market accounts	5,319	7,999	13,318
Savings	(19)	—	(19)
Time deposits	10,770	5,992	16,762
Total interest-bearing deposits	16,053	15,139	31,192
Other borrowings	(1,236)	1,985	749
Subordinated notes and debentures	693	476	1,169
Total borrowings	(543)	2,461	1,918
Total interest expense	$15,510	$17,600	$33,110
Net interest income, fully taxable equivalent	$10,484	$13,113	$23,597
(1)
Includes loans and leases on non-accrual status.

	Nine Months Ended September 30, 2023
	Compared to Nine Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$1,576	$1,318	$2,894
Loans and leases(1)	47,274	81,744	129,018
Taxable securities	(332)	4,159	3,827
Tax-exempt securities	(192)	12	(180)
Total interest income	$48,326	$87,233	$135,559
Interest expense
Deposits
Interest checking	$(204)	$5,411	$5,207
Money market accounts	7,590	22,587	30,177
Savings	(78)	347	269
Time deposits	17,969	15,376	33,345
Total interest-bearing deposits	25,277	43,721	68,998
Other borrowings	1,333	8,031	9,364
Federal funds purchased	3	19	22
Subordinated notes and debentures	693	1,422	2,115
Total borrowings	2,029	9,472	11,501
Total interest expense	$27,306	$53,193	$80,499
Net interest income, fully taxable equivalent	$21,020	$34,040	$55,060
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2023 was $92.5 million compared to $68.9 million during the same period in 2022, an increase of $23.6 million, or 34.2%. Interest income increased $56.7 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily a result of higher yields and increased average balances on loans and leases due to acquired loans. Interest expense increased by $33.1 million for the three months ended September 30, 2023 compared to the same period in 2022 mostly due to increases in the average rates paid on deposits, change in deposit mix, and growth of deposits from assumed deposits.

Net interest income for the nine months ended September 30, 2023 was $244.3 million compared to $189.2 million during the same period in 2022, an increase of $55.1 million, or 29.1%. Interest income increased $135.6 million for nine months ended September 30, 2023 compared to the same period in 2022 primarily a result of higher yields and increased average balance on loans and leases from acquired loans. Interest expense increased by $80.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 mostly due to increases in the average rates paid on deposits, change in deposit mix, and growth of deposits from assumed deposits.

The net interest margin for the three months ended September 30, 2023 was 4.46%, an increase of 42 basis points compared to 4.04% for the three months ended September 30, 2022. The net interest margin for the nine months ended September 30, 2023 and 2022 was 4.39% and 3.87%, respectively. The primary drivers of the increases in each period was the increase yields due to the rising interest rate environment, and the increase in average interest earning assets driven by the acquisition.

Net loan accretion income was $10.3 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022, an increase of $8.7 million, or 559.1%. Net loan accretion income was $11.6 million for the nine months ended September 30, 2023 compared to $4.4 million for the nine months ended September 30, 2022, an increase of $7.2 million or 162.9%. Total net loan accretion on acquired loans contributed 50 basis points to the net interest margin for the three months ended September 30, 2023 compared to nine basis points for the three months ended September 30, 2022. Total net loan accretion on acquired loans contributed 21 basis points to the net interest margin for the nine months ended September 30, 2023 compared to nine basis points for the nine months ended September 30, 2022. We expected loan accretion income to decline and projected accretion income as of September 30, 2023 is summarized as follows:

Estimated Projected Accretion(1)(2)
2023	$3,899
2024	10,674
2025	6,240
2026	4,586
2027	2,881
Thereafter	11,220
Total	$39,500

(1) Estimated projected accretion excludes contractual interest income on ASC 326-20 loans.

(2) Projections are undated quarterly, assume no prepayments, and are subject to change.

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

Provision for credit losses - loans and leases was $7.9 million for the three months ended September 30, 2023, compared to $4.2 for the three months ended September 30, 2022, an increase of $3.7 million. Provision for credit losses was $24.0 million and $15.1 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $8.9 million. The increase in provision for credit losses - loans and leases for the comparable periods was driven by acquired non-credit-deteriorated loans resulting from acquisition accounting, an increase in specific reserves related to loans individually evaluated for impairment, and loan and lease growth. On July 1, 2023, a $2.7 million provision for credit losses was recorded on acquired non-credit-deteriorated loans related to the Inland transaction. The provision for credit losses - unfunded commitments was $938,000 and $373,000 for the three and nine months ended September 30, 2023.

Non-Interest Income

The following table presents the major components of non-interest income for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2023 Compared to 2022		YTD 2023 Compared to 2022
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,372	$2,128	$6,725	$6,071	$244	11.5%	$654	10.8%
Loan servicing revenue	3,369	3,422	10,126	10,186	(53)	(1.5)%	(60)	(0.6)%
Loan servicing asset revaluation	(3,646)	(2,342)	(3,855)	(8,209)	(1,304)	55.6%	4,354	(53.0)%
ATM and interchange fees	1,205	1,007	3,380	3,187	198	19.6%	193	6.1%
Net realized gains on securities available-for-sale	—	(2)	—	50	2	100.0%	(50)	(100.0)%
Change in fair value of equity securities, net	(313)	(581)	230	(1,313)	268	(46.1)%	1,543	NM
Net gains on sales of loans	6,473	5,580	17,325	26,390	893	16.0%	(9,065)	(34.4)%
Wealth management and trust income	939	995	2,902	2,943	(56)	(5.7)%	(41)	(1.4)%
Other non-interest income	1,977	1,785	4,979	6,274	192	10.8%	(1,295)	(20.6)%
Total non-interest income	$12,376	$11,992	$41,812	$45,579	$384	3.2%	$(3,767)	(8.3)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.4 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. Fees and service charges on deposits were $6.7 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively. Increases are due to increases in deposit balances and changes in fee structure.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2023 and 2022. We generated $10.1 million and $10.2 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and 2022, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $3.6 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, a change of $1.3 million. Loan servicing asset revaluation had a downward adjustment of $3.9 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively, a change of $4.4 million. Changes in the revaluations were mainly due to decreases in discount rates prompted by current market interest rates and premiums, coupled with increased prepayments.

Net gains on sales of loans were $6.5 million for the three months ended September 30, 2023 compared to $5.6 million for the three months ended September 30, 2022, an increase of $893,000, or 16.0%, driven by higher volume, partially offset by reduced premiums in the secondary market. We sold $101.6 million of U.S. government guaranteed loans during the three months ended September 30, 2023 compared to $75.4 million during the three months ended September 30, 2022. Net gains on sales of loans were $17.3 million for the nine months ended September 30, 2023 compared to $26.4 million for the nine months ended September 30, 2022, a decrease of $9.1 million or 34.4%, driven by reduced premiums in the secondary market and lower sales of guaranteed loan balances. We sold $253.4 million of U.S. government guaranteed loans during the nine months ended September 30, 2023 compared to $296.2 million during the nine months ended September 30, 2022.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $939,000 for the three months ended September 30, 2023 compared to $995,000 for the three months ended September 30, 2022, a decrease of $56,000 or 5.6%. Wealth management and trust income was $2.9 million for the nine months ended September 30, 2023 and 2022, a decrease of $41,000 or 1.4%. Assets under administration were $742.6 million and $501.2 million as of September 30, 2023 and 2022, respectively.

Other non-interest income was $2.0 million for the three months ended September 30, 2023 compared to $1.8 million for the three months ended September 30, 2022, an increase of $192,000 or 10.8%. Other non-interest income was $5.0 million for the nine months ended September 30, 2023 compared to $6.3 million for the nine months ended September 30, 2022, a decrease of $1.3 million or 20.6%. The primary driver of the decrease in the nine month period was decreased interest rate swap fee income.

Non-Interest Expense

The following table presents the major components of non-interest expense for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2023 Compared to 2022		YTD 2023 Compared to 2022
	2023	2022	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$34,969	$29,587	$95,005	$86,243	$5,382	18.2%	$8,762	10.2%
Occupancy and equipment expense, net	5,314	3,919	14,162	13,456	1,395	35.6%	706	5.3%
Impairment charge on assets held for sale	—	—	20	—	—	0.0%	20	100.0%
Loan and lease related expenses	836	530	2,287	581	306	57.4%	1,706	293.6%
Legal, audit and other professional fees	3,805	2,733	10,594	7,153	1,072	39.3%	3,441	48.1%
Data processing	6,472	3,370	14,527	9,952	3,102	92.0%	4,575	46.0%
Net loss recognized on other real estate owned and other related expenses	111	275	296	487	(164)	(59.6)%	(191)	(39.3)%
Other intangible assets amortization expense	1,551	1,611	4,461	5,075	(60)	(3.7)%	(614)	(12.1)%
Other non-interest expense	4,833	4,153	14,667	11,559	680	16.4%	3,108	26.9%
Total non-interest expense	$57,891	$46,178	$156,019	$134,506	$11,713	25.4%	$21,513	16.0%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $35.0 million for the three months ended September 30, 2023 compared to $29.6 million for the three months ended September 30, 2022, an increase of $5.4 million, or 18.2%. Salaries and employee benefits totaled $95.0 million for the nine months ended September 30, 2023 compared to $86.2 million for the nine months ended September 30, 2022, an increase of $8.7 million, or 10.2%. The increases were primarily a result of merit increases, lower deferred costs, increased incentive compensation and increased compensation association with the acquisition. Our staffing increased from 972 full-time equivalent employees as of September 30, 2022 to 1,065 as of September 30, 2023.

Occupancy and equipment expense, net was $5.3 million for the three months ended September 30, 2023 compared to $3.9 million for the three months ended September 30, 2022, an increase of $1.4 million or 35.6%. Occupancy and equipment expense, net was $14.2 million for the nine months ended September 30, 2023, compared to $13.5 million for the nine months ended September 30, 2022, an increase of $706,000, or 5.2%. The increase is primarily due to acquired branches, increased maintenance expense, and increased software depreciation expense.

Loan and lease related expenses were $836,000 for the three months ended September 30, 2023 compared to $530,000 for the three months ended September 30, 2022, an increase of $306,000, or 57.7%. The increase was primarily driven by higher reimbursable expenses associated with government guaranteed loan originations. Loan and lease related expenses were $2.3 million for the nine months ended September 30, 2023 compared to $581,000 for the nine months ended September 30, 2022, an increase of $1.7 million, or 293.6%. The increase was mainly related to growth of the loan and lease portfolio, and the recapture of government guaranteed loan expenses during the first nine months of 2022.

Legal, audit, and other professional fees were $3.8 million for the three months ended September 30, 2023 compared to $2.7 million for the three months ended September 30, 2022, an increase of $1.1 million, or 39.2%. Legal, audit, and other professional fees were $10.6 million for the nine months ended September 30, 2023 compared to $7.2 million for the nine months ended September 30, 2022, an increase of $3.4 million or 48.1%. The increase was driven by increased fees for merger-related expenses.

Data processing was $6.5 million for the three months ended September 30, 2023, compared to $3.4 million for the three months ended September 30, 2022, an increase of $3.1 million, or 92.0%. Data processing was $14.5 million for the nine months ended September 30, 2023, compared to $10.0 million for the nine months ended September 30, 2022, an increase of $4.6 million or 46.0%. The increases were driven by merger-related expenses and increased software licensing costs.

Net loss recognized on other real estate owned and other related expenses was $111,000 for the three months ended September 30, 2023, compared to $275,000 for the three months ended September 30, 2022, a decrease of $164,000, or 59.6%. Net loss recognized on other real estate owned and other related expenses was $296,000 for the nine months ended September 30, 2023 compared to $487,000 for the nine months ended September 30, 2022, a decrease of $191,000, or 39.2%. These changes were primarily due to sales and transfers of certain properties from loans.

Other non-interest expense was $4.8 million for the three months ended September 30, 2023 compared to $4.2 million for the three months ended September 30, 2022, an increase of $680,000 or 16.4%. Other non-interest expense was $14.7 million for the nine months ended September 30, 2023 compared to $11.6 million for the nine months ended September 30, 2022, an increase of $3.1 million or 26.9%. These increases were mostly due to increases in regulatory assessments, advertising and promotions, and other general expenses.

Our efficiency ratio was 53.75% for the three months ended September 30, 2023 compared to 55.11% for the three months ended September 30, 2022. The change in our efficiency ratio for the three months ended September 30, 2023 was driven by an increase in our net interest income. Our adjusted efficiency ratio was 47.35% for the three months ended September 30, 2023 compared to 55.11% for the three months ended September 30, 2022. Our efficiency ratio was 52.96% for the nine months ended September 30, 2023, compared to 55.12% for the nine months ended September 30, 2022. The change in our efficiency ratio was due to higher net interest income. Our adjusted efficiency ratio was 49.96% for the nine months ended September 30, 2023, compared to 55.12% for the nine months ended September 30, 2022.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2023 totaled $9.9 million compared to $7.9 million for the three months ended September 30, 2022, an increase of $2.1 million, or 26.2%. The increase in income tax expense was principally due to increases in net income before provision for income taxes. Our effective tax rate was 26.0% for the three months ended September 30, 2023 and 25.7% for the three months ended September 30, 2022.

Our provision for income taxes for the nine months ended September 30, 2023 totaled $27.4 million compared to $20.0 million for the nine months ended September 30, 2022, an increase of $7.5 million or 37.3%. The increase in income tax expense was principally due to increases in net income before provision for income taxes. Our effective tax rate was 26.0% for the nine months ended September 30, 2023 and 23.4% for the nine months ended September 30, 2022.

We expect our effective tax rate for 2023 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $1.6 billion, or 21.5%, to $8.9 billion at September 30, 2023 compared to $7.4 billion at December 31, 2022. The increase in total assets includes an increase of $1.2 billion in loans and leases, or 22.0%, from $5.4 billion at December 31, 2022 to $6.6 billion at September 30, 2023. Our originated loan and lease portfolio increased by $497.7 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio increased by $694.4 million. The increase in our originated portfolio was primarily attributed to growth in commercial and industrial loans, commercial real estate, and leasing financing receivables. The increase in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to the Inland acquisition.

Total liabilities increased by $1.4 million, or 21.6%, to $8.0 billion at September 30, 2023 compared to $6.6 billion at December 31, 2022. Total deposits increased by $1.3 billion, or 22.1%, driven by growth in time deposits and money market accounts, offset by a decrease in non-interest bearing deposits. Other borrowings increased by $72.8 million, or 11.4%, mainly due to an increase in FHLB advances, as well as the new term loan and drawing on our revolving line of credit.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2023 or December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $65.5 million, or 5.6%, from $1.2 billion at December 31, 2022 to $1.2 billion at September 30, 2023. The increase was mainly attributed to the Inland acquisition.

At September 30, 2023, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $1.2 million and $2.7 million at September 30, 2023 and at December 31, 2022, respectively.

We had no securities that had evidence of material credit losses as of September 30, 2023 or December 31, 2022.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$105,792	$104,029	$42,430	$40,723
U.S. Government agencies	147,889	125,115	150,524	130,364
Obligations of states, municipalities, and political subdivisions	89,370	80,520	68,019	61,876
Residential mortgage-backed securities
Agency	750,675	621,976	707,157	595,796
Non-agency	124,569	96,931	130,654	106,249
Commercial mortgage-backed securities
Agency	183,183	139,865	191,172	157,030
Corporate securities	40,696	34,972	45,302	41,436
Asset-backed securities	38,220	36,521	43,085	40,957
Total available-for-sale	$1,480,394	$1,239,929	$1,378,343	$1,174,431
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$1,133	$2,705	$2,672
Total held-to-maturity	$1,157	$1,133	$2,705	$2,672

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2023, we evaluated the securities which had an unrealized loss for credit losses and determined there were none. There were 361 investment securities with unrealized losses at September 30, 2023. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2023
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$63,232	5.38%	$42,560	2.35%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	51,375	1.70%	89,328	1.76%	7,186	4.00%
Obligations of states, municipalities, and political subdivisions	5,121	2.97%	20,683	3.08%	22,400	3.34%	41,166	2.50%
Residential mortgage- backed securities
Agency	—	0.00%	30,700	1.65%	59,886	1.63%	660,089	2.02%
Non-agency	—	0.00%	—	0.00%	—	0.00%	124,569	2.16%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	13,734	1.64%	169,449	2.05%
Corporate securities	—	0.00%	9,647	5.09%	31,049	3.70%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	38,220	5.50%	—	0.00%
Total available-for-sale	$68,353	5.20%	$154,965	2.26%	$254,617	2.66%	$1,002,459	2.08%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$550	2.75%	$607	2.75%	$—	0.00%	$—	0.00%
Total held-to-maturity	$550	2.75%	$607	2.75%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $57.8 million at September 30, 2023, an increase of $13.9 million from December 31, 2022.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2023 or December 31, 2022.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2023 and December 31, 2022, we held $30.5 million and $28.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2023 and December 31, 2022.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2023 and December 31, 2022 were $6.6 billion and $5.4 billion, respectively, an increase of $1.2 billion, or 22.0%. Originated loans and leases were $5.6 billion at September 30, 2023, an increase of $497.7 million, or 9.7%, compared to $5.1 billion at December 31, 2022. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $984.9 million at September 30, 2023, an increase of $694.4 million, or 239.0%, compared to $290.5 million at December 31, 2022. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The increase in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by loans purchased in the Inland acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of September 30, 2023, the loan portfolio included $420.7 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.4% retail trade, 14.4% accommodation and food services, and 11.3% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,837,531	27.8%	$1,712,152	31.6%
Residential real estate	454,456	6.9%	426,226	7.9%
Construction, land development, and other land	406,334	6.1%	438,617	8.1%
Commercial and industrial	2,286,058	34.6%	2,030,616	37.5%
Installment and other	2,968	0.0%	1,410	0.0%
Leasing financing receivables	641,032	9.7%	521,689	9.6%
Total originated loans and leases	$5,628,379	85.1%	$5,130,710	94.7%
Purchased credit deteriorated loans
Commercial real estate	$154,573	2.3%	$45,143	0.8%
Residential real estate	47,485	0.7%	32,228	0.6%
Construction, land development, and other land	29,587	0.5%	372	0.0%
Commercial and industrial	21,014	0.3%	2,192	0.0%
Installment and other	125	0.0%	140	0.0%
Total purchased credit deteriorated loans	$252,784	3.8%	$80,075	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$296,656	4.5%	$152,193	2.8%
Residential real estate	220,091	3.4%	31,508	0.6%
Construction, land development, and other land	87,087	1.3%	—	0.0%
Commercial and industrial	127,253	1.9%	24,266	0.5%
Installment and other	153	0.0%	209	0.0%
Leasing financing receivables	900	0.0%	2,297	0.0%
Total acquired non-credit-deteriorated loans and leases	$732,140	11.1%	$210,473	3.9%
Total loans and leases	$6,613,303	100.0%	$5,421,258	100.0%
Allowance for credit losses - loans and leases	(105,696)		(81,924)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,507,607		$5,339,334

Loans collateralized by real estate comprised 53.4% and 52.4% of the loan and lease portfolio at September 30, 2023 and December 31, 2022, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2023 and December 31, 2022 and totaled $2.3 billion, or 64.8% of real estate loans and 34.6% of the total loan and lease portfolio at September 30, 2023. At December 31, 2022, commercial real estate loans totaled $1.9 billion and comprised 67.3% of real estate loans and 35.2% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans increased from $45.1 million as of December 31, 2022 to $154.6 million as of September 30, 2023, an increase of $109.4 million, or 242.4%. At September 30, 2023 and December 31, 2022, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 301.5% and 313.4%, respectively. Non-owner occupied commercial real estate loans were $1.0 billion and $736.7 million, or 97.5% and 86.6% of total capital, at September 30, 2023 and December 31, 2022, respectively.

Residential real estate loans totaled $722.0 million at September 30, 2023 compared to $490.0 million at December 31, 2022, an increase of $232.1 million, or 47.4%. The residential real estate loan portfolio comprised 20.4% and 17.3% of real estate loans as of September 30, 2023 and December 31, 2022, respectively, and 10.9% and 9.0% of total loans and leases at September 30, 2023 and December 31, 2022, respectively. Purchased credit deteriorated residential real estate loans increased from $32.2 million at December 31, 2022 to $47.5 million at September 30, 2023, an increase of $15.3 million, or 47.3%. Multifamily real estate loans were $396.1 million at and $304.2 million, or 37.2% and 35.6% of total capital, at September 30, 2023 and December 31, 2022, respectively.

Construction, land development, and other land loans totaled $523.0 million at September 30, 2023 compared to $439.0 million at December 31, 2022, an increase of $84.0 million, or 19.1%. The construction, land development and other land loan portfolio comprised 14.8% and 15.5% of real estate loans at September 30, 2023 and December 31, 2022, respectively, and 7.9% and 8.1% of the total loan and lease portfolio at September 30, 2023 and December 31, 2022, respectively. The construction, land development and other land loan portfolio was 49.2% and 51.2% of total capital, at September 30, 2023 and December 31, 2022, respectively.

Commercial and industrial loans totaled $2.4 billion at September 30, 2023 and December 31, 2022, an increase of $377.3 million, or 18.3%. The commercial and industrial loan portfolio comprised 36.8% and 37.9% of the total loan and lease portfolio at September 30, 2023 and December 31, 2022, respectively.

Lease financing receivables comprised 9.7% of the loan and lease portfolio at September 30, 2023 and December 31, 2022. Total lease financing receivables were $641.9 million and $524.0 million at September 30, 2023 and December 31, 2022, respectively, an increase of $117.9 million, or 22.5%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2023 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$90,751	$203,208	$700,621	$303,343	$271,648	$102,512	$9,022	$156,426	$1,837,531
Residential real estate	10,285	34,124	131,670	70,078	43,107	101,081	61,315	2,796	454,456
Construction, land development, and other land	2,920	125,213	24,598	215,373	22,904	15,314	12	—	406,334
Commercial and industrial	35,634	411,439	333,181	1,044,061	158,795	253,452	32,460	17,036	2,286,058
Installment and other	249	—	878	1,633	208	—	—	—	2,968
Leasing financing receivables	16,826	—	562,643	—	61,563	—	—	—	641,032
Total originated loans and leases	$156,665	$773,984	$1,753,591	$1,634,488	$558,225	$472,359	$102,809	$176,258	$5,628,379
Purchased credit deteriorated loans
Commercial real estate	$39,533	$20,718	$46,625	$27,530	$4,662	$15,099	$133	$273	$154,573
Residential real estate	12,017	766	18,102	589	6,481	420	5,694	3,416	47,485
Construction, land development, and other land	—	29,560	27	—	—	—	—	—	29,587
Commercial and industrial	537	1,843	8,683	3,055	—	6,896	—	—	21,014
Installment and other	—	—	22	—	103	—	—	—	125
Total purchased credit deteriorated loans	$52,087	$52,887	$73,459	$31,174	$11,246	$22,415	$5,827	$3,689	$252,784
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$17,123	$16,321	$167,777	$35,130	$16,401	$24,456	$2,512	$16,936	$296,656
Residential real estate	7,386	5,445	47,415	12,642	26,248	10,596	6,468	103,891	220,091
Construction, land development, and other land	92	35,064	14,130	23,578	—	—	14,223	—	87,087
Commercial and industrial	2,359	9,961	32,919	13,089	62,805	4,146	—	1,974	127,253
Installment and other	30	—	123	—	—	—	—	—	153
Leasing financing receivables	275	—	625	—	—	—	—	—	900
Total acquired non-credit- deteriorated loans and leases	$27,265	$66,791	$262,989	$84,439	$105,454	$39,198	$23,203	$122,801	$732,140
Total loans and leases	$236,017	$893,662	$2,090,039	$1,750,101	$674,925	$533,972	$131,839	$302,748	$6,613,303

At September 30, 2023, 47.4% of the loan and lease portfolio bears interest at fixed rates and 52.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 310-30, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $105.7 million at September 30, 2023 compared to $81.9 million at December 31, 2022, an increase of $23.8 million, or 29.0%. The increase was primarily due to acquired loans and an increase in specific reserves related to loans individually evaluated for impairment. Total ACL to total loans and leases held for investment, net before ACL, was 1.60% and 1.51% of total loans and leases at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, approximately $33.4 million of the ACL was allocated to unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance of the loan and lease losses for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture) for PCD loans	(2,904)	(2)	217	(543)	—	—	(3,232)
Provision/(recapture) for acquired non-credit-deteriorated loans	473	769	694	904	1	(14)	2,827
Provision/(recapture) for originated loans	4,045	174	257	2,968	3	823	8,270
Total provision/(recapture)	$1,614	$941	$1,168	$3,329	$4	$809	$7,865
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(1,360)	(12)	—	(4,200)	(3)	(604)	(6,179)
Total charge-offs	$(1,360)	$(12)	$—	$(4,200)	$(3)	$(604)	$(6,179)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—		—	—	—
Recoveries for originated loans	124	18	—	460	—	147	749
Total recoveries	$124	$18	$—	$460	$—	$147	$749
Net (charge-offs) recoveries	(1,236)	6	—	(3,740)	(3)	(457)	(5,430)
Balance at September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Ending ACL Balances
PCD loans	$6,059	$999	$321	$1,105	$2	$—	$8,486
Acquired non-credit-deteriorated loans	3,534	865	694	1,588	2	3	6,686
Originated loans	25,392	2,287	2,185	52,145	40	8,475	90,524
Balance at September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Loans collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Balance at September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans and leases ending balance
Loans individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Loans collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases at September 30, 2023, gross	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.07%	0.00%	0.00%	0.23%	0.00%	0.03%	0.33%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	1.02%	0.00%	0.00%	0.74%	0.00%	0.00%	1.76%
Loans collectively evaluated for impairment	33.59%	10.92%	7.91%	36.06%	0.05%	9.71%	98.24%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture) for PCD loans	(3,322)	(335)	211	(550)	—	—	(3,996)
Provision/(recapture) for acquired non-credit-deteriorated loans	(202)	569	693	359	1	(31)	1,389
Provision/(recapture) for originated loans	8,378	56	(935)	17,484	18	1,650	26,651
Total provision/(recapture)	$4,854	$290	$(31)	$17,293	$19	$1,619	$24,044
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(5,271)	(21)	—	(8,087)	(3)	(1,370)	(14,752)
Total charge-offs	$(5,271)	$(21)	$—	$(8,087)	$(3)	$(1,370)	$(14,752)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	1,111	82	—	2,134	4	553	3,884
Total recoveries	$1,111	$82	$—	$2,134	$4	$553	$3,884
Net (charge-offs) recoveries	4,160	(61)	—	5,953	(1)	817	10,868
Balance at September 30, 2023	$34,986	$4,151	$3,200	$54,837	$44	$8,478	$105,696
Ending ACL Balances							—
PCD loans	$6,059	$999	$321	$1,105	$2	$—	$8,486
Acquired non-credit-deteriorated loans	3,534	865	694	1,588	2	3	6,686
Originated loans	25,392	2,287	2,185	52,145	40	8,475	90,524
Balance at September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Loans collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Balance at September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans and leases ending balance
Loans individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Loans collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases at September 30, 2023, gross	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.09%	0.00%	0.00%	0.14%	0.00%	0.02%	0.25%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	1.02%	0.00%	0.00%	0.74%	0.00%	0.00%	1.76%
Loans collectively evaluated for impairment	33.59%	10.92%	7.91%	36.06%	0.05%	9.71%	98.24%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2022	$19,818	$2,489	$1,792	$34,735	$11	$3,591	$62,436
Provision/(recapture) for acquired impaired loans	79	39	70	(343)	(1)	—	(156)
Provision/(recapture) for acquired non-impaired loans and leases	(409)	(2)	—	(220)	—	(144)	(775)
Provision for originated loans	1,445	167	483	2,603	3	406	5,107
Total provision	$1,115	$204	$553	$2,040	$2	$262	$4,176
Charge-offs for acquired impaired loans	—	—	—	(1)	—	—	(1)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	(28)	(28)
Charge-offs for originated loans and leases	(1,102)	(17)	—	(1,183)	(3)	(388)	(2,693)
Total charge-offs	$(1,102)	$(17)	$—	$(1,184)	$(3)	$(416)	$(2,722)
Recoveries for acquired impaired loans	6	2	—	37	—	—	45
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	164	164
Recoveries for originated loans and leases	213	3	—	124	—	216	556
Total recoveries	$219	$5	$—	$161	$—	$380	$765
Less: Net charge-offs (recoveries)	883	12	—	1,023	3	36	1,957
Balance at September30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Acquired impaired loans	$1,325	$850	$98	$79	$2	$—	$2,354
Acquired non-impaired loans and leases	1,052	48	—	1,127	1	24	2,252
Originated loans and leases	17,673	1,783	2,247	34,546	7	3,793	60,049
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Ending ALLL balance
Acquired impaired loans	$1,325	$850	$98	$79	$2	$—	$2,354
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,094	—	—	12,584	—	—	18,678
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,631	1,831	2,247	23,089	8	3,817	43,623
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Loans and leases ending balance
Acquired impaired loans	$56,974	$37,246	$1,144	$3,029	$153	$—	$98,546
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	44,977	4,782	5,541	35,979	—	—	91,279
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,767,043	439,816	450,922	1,930,822	1,215	495,828	5,085,646
Total loans and leases at September 30, 2022, gross	$1,868,994	$481,844	$457,607	$1,969,830	$1,368	$495,828	$5,275,471
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	(0.01)%	(0.01)%
Originated loans and leases	0.07%	0.00%	0.00%	0.08%	0.00%	0.01%	0.16%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.08%	0.71%	0.02%	0.06%	0.00%	0.00%	1.87%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.09%	0.11%	0.68%	0.00%	0.00%	1.73%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	33.50%	8.33%	8.55%	36.60%	0.02%	9.40%	96.40%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Provision/(recapture) for acquired impaired loans	(458)	(164)	95	(364)	—	—	(891)
Provision/(recapture) for acquired non-impaired loans and leases	(2,298)	23	—	(1,696)	—	(197)	(4,168)
Provision for originated loans	7,221	1,197	1,728	8,410	4	1,578	20,138
Total provision	$4,465	$1,056	$1,823	$6,350	$4	$1,381	$15,079
Charge-offs for acquired impaired loans	(34)	—	—	(2)	—	—	(36)
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	(28)	(28)
Charge-offs for originated loans and leases	(1,805)	(17)	—	(4,299)	(3)	(1,075)	(7,199)
Total charge-offs	$(1,839)	$(17)	$—	$(4,301)	$(3)	$(1,103)	$(7,263)
Recoveries for acquired impaired loans	7	8	—	81	—	—	96
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	201	201
Recoveries for originated loans and leases	499	6	—	493	—	532	1,530
Total recoveries	$506	$14	$—	$574	$—	$733	$1,827
Less: Net charge-offs (recoveries)	1,333	3	—	3,727	3	370	5,436
Balance at September30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Acquired impaired loans	1,325	850	98	79	2	—	2,354
Acquired non-impaired loans and leases	1,052	48	—	1,127	1	24	2,252
Originated loans and leases	17,673	1,783	2,247	34,546	7	3,793	60,049
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Ending ALLL balance
Acquired impaired loans	$1,325	$850	$98	$79	$2	$—	$2,354
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	6,094	—	—	12,584	—	—	18,678
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	12,631	1,831	2,247	23,089	8	3,817	43,623
Balance at September 30, 2022	$20,050	$2,681	$2,345	$35,752	$10	$3,817	$64,655
Loans and leases ending balance
Acquired impaired loans	$56,974	$37,246	$1,144	$3,029	$153	$—	$98,546
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	44,977	4,782	5,541	35,979	—	—	91,279
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	1,767,043	439,816	450,922	1,930,822	1,215	495,828	5,085,646
Total loans and leases at September 30, 2022, gross	$1,868,994	$481,844	$457,607	$1,969,830	$1,368	$495,828	$5,275,471
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
Acquired impaired loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-impaired loans and leases	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans and leases	0.04%	0.00%	0.00%	0.10%	0.00%	0.01%	0.15%
Loans and leases ending balance as a percentage of total loans and leases, gross
Acquired impaired loans	1.08%	0.71%	0.02%	0.06%	0.00%	0.00%	1.87%
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	0.85%	0.09%	0.11%	0.68%	0.00%	0.00%	1.73%
Acquired non-impaired loans and leases and originated loans and leases collectively evaluated for impairment	33.50%	8.33%	8.55%	36.60%	0.02%	9.40%	96.40%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2023 and December 31, 2022 totaled $53.7 million and $40.7 million, with the increase driven mainly by increases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $3.6 million at September 30, 2023 and $2.2 million at December 31, 2022.

Total OREO decreased from $4.7 million at December 31, 2022 to $1.7 million at September 30, 2023. The $3.0 million decrease in OREO resulted mostly from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2023	2022
Non-performing assets:
Non-accrual loans and leases(1)(2)	$52,070	$36,027
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	52,070	36,027
Other real estate owned	1,671	4,717
Total non-performing assets	$53,741	$40,744
Total non-performing loans and leases as a percentage of total loans and leases	0.79%	0.66%
Total non-accrual loans and leases as a percentage of total loans and leases	0.79%	0.66%
Total non-performing assets as a percentage of total assets	0.60%	0.55%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	202.99%	227.40%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	202.99%	227.40%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$3,588	$2,225
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$3,588	$2,225
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.73%	0.62%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.73%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.56%	0.52%

(1)
Includes $757,000 of non-accrual loan modifications at September 30, 2023 and $1.6 million of non-accrual restructured loans at December 31, 2022, respectively.
(2)
For the nine months ended September 30, 2023, $3.1 million in interest income would have been recorded had non-accrual loans been current.

Deposits

Our loan and lease growth is funded primarily through core deposits. We gather deposits primarily through each of our 47 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile, and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at September 30, 2023 were $7.0 billion, representing an increase of $1.3 million, or 22.1%, compared to $5.7 billion at December 31, 2022, driven by an increase in time deposits and money market demand accounts. Non-interest-bearing deposits were $2.0 billion, or 28.2% of total deposits, at September 30, 2023, a decrease of $178.8 million, or 8.4%, compared to $2.1 billion at December 31, 2022, or 37.6% of total deposits. Core deposits were 88.6% and 92.7% of total deposits at September 30, 2023 and December 31, 2022, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	September 30, 2023		September 30, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,987,996	0.00%	$2,198,095	0.00%
Interest checking	579,917	1.51%	583,777	0.73%
Money market accounts	2,040,476	3.24%	1,391,923	0.96%
Savings	594,555	0.15%	673,966	0.15%
Time deposits (below $100,000)	923,074	4.37%	338,510	0.85%
Time deposits ($100,000 and above)	783,457	4.00%	348,614	0.64%
Total	$6,909,475	2.13%	$5,534,885	0.43%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,970,724	0.00%	$2,237,002	0.00%
Interest checking	575,558	1.60%	592,985	0.38%
Money market accounts	1,682,311	2.80%	1,318,725	0.51%
Savings	594,396	0.15%	662,820	0.08%
Time deposits (below $100,000)	751,241	3.77%	286,879	0.45%
Time deposits ($100,000 and above)	585,343	3.25%	372,014	0.40%
Total	$6,159,573	1.70%	$5,470,425	0.22%

Our average cost of deposits was 2.13% during the three months ended September 30, 2023, compared to 0.43% for the three months ended September 30, 2022. Our average cost of deposits was 1.70% during the nine months ended September 30, 2023 compared to 0.22% during the nine months ended September 30, 2022. This increase was principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits both related to deposit flows and the impact of the Inland acquisition. The ratio of our average non-interest bearing deposits to total average deposits was 28.8% during the three months ended September 30, 2023, compared to 39.7% during the three months ended September 30, 2022. The ratio of our average non-interest bearing deposits to total average deposits was 32.0% during the nine months ended September 30, 2023 compared to 40.9% during the nine months ended September 30, 2022. We had $549.1 million in brokered time deposits at September 30, 2023 and $251.5 million at December 31, 2022, which represented 7.9% and 4.4% of total deposits, respectively. The increase in brokered deposits was due to increases in funding requirements. Our loan and lease to deposit ratio was 95.2% at September 30, 2023 compared to 96.0% at December 31, 2022.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of September 30, 2023 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$482,053	$102,859	$584,912	$39,859
Over three months through six months	530,265	77,399	607,664	20,149
Over six months through 12 months	381,935	111,006	492,941	36,256
Over 12 months	52,800	19,422	72,222	9,171
Total	$1,447,053	$310,686	$1,757,739	$105,435

Total estimated uninsured deposits, were $1.8 billion and $1.6 billion as of September 30, 2023 and December 31, 2022, and represented 26.1% and 28.2% of total deposits, respectively.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At September 30, 2023 and December 31, 2022, we had an available borrowing capacity from the FHLB of $2.0 billion, subject to the availability of collateral.

At September 30, 2023, the Company had $640.0 million of FHLB advances outstanding with a maturities ranging from November 2023 to December 2023. The company also had $20.0 million a term loan outstanding maturing in May 2026, and a $15.0 million revolving line of credit drawn, maturing in May 2024.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of September 30, 2023 and December 31, 2022. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$471,811	$424,324
Maximum outstanding at any month-end period during the year	675,000	735,000
Balance outstanding at end of period	640,000	600,000
Weighted average interest rate during period	3.67%	1.43%
Weighted average interest rate at end of period	5.51%	3.07%
Federal funds purchased:
Average balance outstanding	$916	$842
Maximum outstanding at any month-end period during the year	—	45,000
Balance outstanding at end of period	—	—
Weighted average interest rate during period	5.30%	2.32%
Weighted average interest rate at end of period	0.00%	0.00%
Term Loan
Average balance outstanding	$6,593	$—
Maximum outstanding at any month-end period during the year	20,000	—
Balance outstanding at end of period	20,000	—
Weighted average interest rate during period	7.53%	N/A
Weighted average interest rate at end of period	7.62%	N/A
Revolving Line of Credit:
Average balance outstanding	$4,945	$—
Maximum outstanding at any month-end period during the year	15,000	—
Balance outstanding at end of period	15,000	—
Weighted average interest rate during period	7.88%	N/A
Weighted average interest rate at end of period	7.38%	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $22.8 million, from $15.4 million at December 31, 2022 to $38.2 million at September 30, 2023.

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

As of September 30, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $2.6 billion and $734.8 million from the Federal Reserve Bank (“FRB”). As of September 30, 2023, Byline Bank had open FHLB advances of $640.0 million and open letters of credit of $19.7 million, leaving us with available aggregate borrowing capacity of $1.0 billion based on collateral pledged. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million and $734.8 million available under the FRB discount window line at September 30, 2023.

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

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 195 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15.0 million, extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20.0 million with a maturity date of May 26, 2026, each subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended. At September 30, 2023, the term loan had an interest rate of 7.62%. At September 30, 2023 the line of credit had a $15.0 million outstanding balance and an interest rate of 7.38%. At December 31, 2022, the line of credit had no outstanding balance.

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

During October 2023, Byline Bank pledged additional loan collateral from the merger of Inland Bank. Collateral was added to both the Federal Reserve Bank discount window and Federal Home Loan Bank of Chicago with borrowing capacity increasing by $146.8 million and $131.5 million, respectively. At November 1, 2023, our total borrowing capacity was $2.0 billion.

Capital Resources

Stockholders’ equity at September 30, 2023 was $919.9 million compared to $765.8 million at December 31, 2022, an increase of $154.1 million, or 20.1%. The increase was primarily driven by an increase in retained earnings and Inland acquisition, offset by a decrease in accumulated other comprehensive loss during the nine months ended September 30, 2023, reflecting the unrealized losses in our available-for-sale securities portfolio of $178.8 million compared to $151.9 million as of December 31, 2023.

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

As of September 30, 2023, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since September 30, 2023 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,096,646	13.17%	$666,327	8.00%	N/A	N/A
Bank	1,063,902	12.81%	664,655	8.00%	$830,819	10.00%
Tier 1 capital to risk weighted assets:
Company	$926,577	11.12%	$499,745	6.00%	N/A	N/A
Bank	968,833	11.66%	498,491	6.00%	$664,655	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$839,577	10.08%	$374,809	4.50%	N/A	N/A
Bank	968,833	11.66%	373,868	4.50%	$540,032	6.50%
Tier 1 capital to average assets:
Company	$926,577	10.75%	$344,746	4.00%	N/A	N/A
Bank	968,833	11.25%	344,526	4.00%	$430,657	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$900,806	13.00%	$554,436	8.00%	N/A	N/A
Bank	852,047	12.34%	552,507	8.00%	$690,633	10.00%
Tier 1 capital to risk weighted assets:
Company	$751,887	10.85%	$415,827	6.00%	N/A	N/A
Bank	778,128	11.27%	414,380	6.00%	$552,507	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$706,887	10.20%	$311,870	4.50%	N/A	N/A
Bank	778,128	11.27%	310,785	4.50%	$448,912	6.50%
Tier 1 capital to average assets:
Company	$751,887	10.29%	$292,258	4.00%	N/A	N/A
Bank	778,128	10.67%	291,741	4.00%	$364,676	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of September 30, 2023 reflect 50% of the CECL impact and December 31, 2022 reflect 25% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2023.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2023 the Company received $23.5 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2022, the Company received $24.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, redemption of the Series B preferred stock outstanding, and to fund other Company-related activities.

On March 31, 2022, the Company redeemed all 10,438 outstanding shares of its 7.5% fixed-to-floating noncumulative perpetual preferred stock, Series B. The redemption totaled $10.6 million, including the quarterly dividend payment.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our common stock. The program is in effect from January 1, 2023 until December 31, 2023, unless terminated earlier. We did not purchase any shares under the stock repurchase program during the three and nine months ended September 30, 2023. We purchased 174,249 shares at a cost of $4.2 million under our previously authorized stock repurchase program during the three months ended September 30, 2022, and repurchased 689,068 shares at a cost of $17.3 million during the nine months ended September 30, 2022.

On October 24, 2023, the Company's Board of Directors declared a cash dividend of $0.09 per share, payable on November 21, 2023, to stockholders of record of the Company's common stock as of November 7, 2023.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 18.00% and maturities up to 2053. Variable rate loan commitments have interest rates ranging from 3.00% to 18.00% and maturities up to 2049.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2023 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2023
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$47,488	$(1,633)
Other interest rate derivatives	703,876	29,514	(29,008)
Other credit derivatives	1,198	—	—

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2023, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net income and earnings per share excluding significant items
Reported Net Income	$28,222	$22,656	$78,274	$65,250
Significant items:
Impairment charges on assets held for sale and ROU asset	394	—	414	—
Merger-related expense	6,307	—	8,187	—
Tax benefit	(1,617)	—	(1,903)	—
Adjusted Net Income	$33,306	$22,656	$84,972	$65,250
Reported Diluted Earnings per Share	$0.65	$0.61	$1.98	$1.73
Significant items:
Impairment charges on assets held for sale and ROU asset	0.01	—	0.01	—
Merger-related expense	0.15	—	0.21	—
Tax benefit	(0.04)	—	(0.05)	—
Adjusted Diluted Earnings per Share	$0.77	$0.61	$2.15	$1.73

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Adjusted non-interest expense:
Non-interest expense	$57,891	$46,178	$156,019	$134,506
Less: Impairment charges on assets held for sale and ROU asset	394	—	414	—
Less: Merger-related expenses	6,307	—	8,187	—
Adjusted non-interest expense	$51,190	$46,178	$147,418	$134,506
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$51,190	$46,178	$147,418	$134,506
Less: Amortization of intangible assets	1,551	1,611	4,461	5,075
Adjusted non-interest expense excluding amortization of intangible assets	$49,639	$44,567	$142,957	$129,431
Pre-tax pre-provision net income:
Pre-tax income	$38,134	$30,513	$105,711	$85,232
Add: Provision for credit losses	8,803	4,176	24,418	15,079
Pre-tax pre-provision net income	$46,937	$34,689	$130,129	$100,311
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$46,937	$34,689	$130,129	$100,311
Impairment charges on assets held for sale and ROU asset	394	—	414	—
Merger-related expenses	6,307	—	8,187	—
Adjusted pre-tax pre-provision net income	$53,638	$34,689	$138,730	$100,311
Taxable equivalent net interest income:
Net interest income	$92,452	$68,875	$244,336	$189,238
Add: Tax-equivalent adjustment	248	228	663	701
Net interest income, fully taxable equivalent	$92,700	$69,103	$244,999	$189,939
Total revenues:
Net interest income	$92,452	$68,875	$244,336	$189,238
Add: non-interest income	12,376	11,992	41,812	45,579
Total revenues	$104,828	$80,867	$286,148	$234,817
Tangible common stockholders' equity:
Total stockholders' equity	$919,945	$747,565	$919,945	$747,565
Less: Preferred stock	—	—	—	—
Less: Goodwill and other intangibles	205,028	160,484	205,028	160,484
Tangible common stockholders' equity	$714,917	$587,081	$714,917	$587,081
Tangible assets:
Total assets	$8,943,368	$7,277,587	$8,943,368	$7,277,587
Less: Goodwill and other intangibles	205,028	160,484	205,028	160,484
Tangible assets	$8,738,340	$7,117,103	$8,738,340	$7,117,103
Average tangible common stockholders' equity:
Average total stockholders' equity	$924,278	$775,358	$838,792	$795,849
Less: Average preferred stock	—	—	—	3,288
Less: Average goodwill and other intangibles	202,978	161,292	172,806	163,053
Average tangible common stockholders' equity	$721,300	$614,066	$665,986	$629,508
Average tangible assets:
Average total assets	$8,634,345	$7,145,189	$7,799,187	$6,943,909
Less: Average goodwill and other intangibles	202,978	161,292	172,806	163,053
Average tangible assets	$8,431,367	$6,983,897	$7,626,381	$6,780,856
Tangible net income available to common stockholders:
Net income available to common stockholders	$28,222	$22,656	$78,274	$65,054
Add: After-tax intangible asset amortization	1,137	1,174	3,270	3,698
Tangible net income available to common stockholders	$29,359	$23,830	$81,544	$68,752
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$29,359	$23,830	$81,544	$68,752
Impairment charges on assets held for sale and ROU asset	394	—	414	—
Merger-related expenses	6,307	—	8,187	—
Tax benefit on significant items	(1,617)	—	(1,903)	—
Adjusted tangible net income available to common stockholders	$34,443	$23,830	$88,242	$68,752

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2023	2022	2023	2022
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$46,937	$34,689	$130,129	$100,311
Average total assets	8,634,345	7,145,189	7,799,187	6,943,909
Pre-tax pre-provision return on average assets	2.16%	1.93%	2.23%	1.93%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$53,638	$34,689	$138,730	$100,311
Average total assets	8,634,345	7,145,189	7,799,187	6,943,909
Adjusted pre-tax pre-provision return on average assets:	2.46%	1.93%	2.38%	1.93%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$92,700	$69,103	$244,999	$189,939
Total average interest-earning assets	8,220,678	6,760,623	7,438,571	6,531,320
Net interest margin, fully taxable equivalent	4.47%	4.05%	4.40%	3.88%
Non-interest income to total revenues:
Non-interest income	$12,376	$11,992	$41,812	$45,579
Total revenues	104,828	80,867	286,148	234,817
Non-interest income to total revenues	11.81%	14.83%	14.61%	19.41%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$51,190	$46,178	$147,418	$134,506
Average total assets	8,634,345	7,145,189	7,799,187	6,943,909
Adjusted non-interest expense to average assets	2.35%	2.56%	2.53%	2.59%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$49,639	$44,567	$142,957	$129,431
Total revenues	104,828	80,867	286,148	234,817
Adjusted efficiency ratio	47.35%	55.11%	49.96%	55.12%
Adjusted return on average assets:
Adjusted net income	$33,306	$22,656	$84,972	$65,250
Average total assets	8,634,345	7,145,189	7,799,187	6,943,909
Adjusted return on average assets	1.53%	1.26%	1.46%	1.26%
Adjusted return on average stockholders' equity:
Adjusted net income	$33,306	$22,656	$84,972	$65,250
Average stockholders' equity	924,278	775,358	838,792	795,849
Adjusted return on average stockholders' equity	14.30%	11.59%	13.54%	10.96%
Tangible common equity to tangible assets:
Tangible common equity	$714,917	$587,081	$714,917	$587,081
Tangible assets	8,738,340	7,117,103	8,738,340	7,117,103
Tangible common equity to tangible assets	8.18%	8.25%	8.18%	8.25%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$29,359	$23,830	$81,544	$68,752
Average tangible common stockholders' equity	721,300	614,066	665,986	629,508
Return on average tangible common stockholders' equity	16.15%	15.40%	16.37%	14.60%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$34,443	$23,830	$88,242	$68,752
Average tangible common stockholders' equity	721,300	614,066	665,986	629,508
Adjusted return on average tangible common stockholders' equity	18.95%	15.40%	17.72%	14.60%
Tangible book value per share:
Tangible common equity	$714,917	$587,081	$714,917	$587,081
Common shares outstanding	43,719,203	37,465,902	43,719,203	37,465,902
Tangible book value per share	$16.35	$15.67	$16.35	$15.67

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our clients’ and Byline Bank’s needs. Typically, customer interest rate swaps are for terms of more than five years. As of September 30, 2023, we had a notional amount of $1.4 billion of interest rate derivatives outstanding, which include derivatives that are designated as hedging instruments and derivatives that are not designated as hedging instruments. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2023 is presented below (dollars in thousands). For the dynamic balance sheet and rate shift scenarios, we assume interest rates follow a forward yield curve and then increase it by 1/12th of the total change in rates each month for 12 months.

	Immediate Shifts
Twelve Months Ending	+300 basis points	+200 basis points	+100 basis points	-100 basis points	-200 basis points	-300 basis points
Year 1
Percentage change	14.5%	10.2%	5.1%	(3.7)%	(8.9)%	(14.0)%
Dollar amount	$55,489	$38,930	$19,577	$(13,491)	$(33,177)	$(52,645)
Year 2
Percentage change	18.3%	12.6%	6.2%	(5.1)%	(12.2)%	(19.3)%
Dollar amount	$76,552	$52,814	$26,330	$(20,727)	$(50,404)	$(80,154)

For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.3% decrease in net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.4% and 4.7% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended September 30, 2023. We did not purchase any shares of our common stock during the third quarter of 2023 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2023	1,091	$22.15	—	1,250,000
August 1 - August 31, 2023	1,548	22.07	—	1,250,000
September 1 - September 30, 2023	—	—	—	1,250,000
Total	2,639	$22.10	—
(1)
All shares acquired during the three months ended September 30, 2023 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 3, 2023	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)