Form 10-K
period 2023-12-31
BYLINE BANCORP, INC.
filed 2024-03-04
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2023, was approximately $441,941,160.

The number of shares of Registrant’s common stock outstanding as of March 1, 2024 was 44,378,792.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, scheduled to be held on June 4, 2024, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Portland, Oregon, United States of America

i

Special Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K and in other documents we file with or furnish to the Securities and Exchange Commission ("SEC") that are not historical facts may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "believes," "expects," "can," "could," "may," "predicts," "potential," "opportunity," "should," "will," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "seeks," "intends" and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Readers are cautioned not to place undue reliance on such statements.

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

•
changes in Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") U.S. government guaranteed lending rules, regulations, loan and lease products and funding limits, including specifically the SBA Section 7(a) program, as well as changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;
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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company, including additional factors and risks that could materially affect our business and financial results, are included herein. See Item 1A. "Risk Factors". Forward-looking statements speak only as of the date they are made. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

PART I

Item 1. Business.

General

Byline Bancorp, Inc., headquartered in Chicago, Illinois, is a bank holding company and we conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. The words "the Company," "we," "Byline," "our" and "us" refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the fifth most active originator of SBA loans in the country and the most active SBA lender in Illinois, and Wisconsin, as reported by the SBA for the fiscal year ended September 30, 2023. As of December 31, 2023, we had consolidated total assets of $8.9 billion, total gross loans and leases outstanding of $6.7 billion, total deposits of $7.2 billion, and total stockholders’ equity of $990.2 million.

Strategic growth

As part of our strategic growth plan, we explore potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations.

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2023, commercial deposits accounted for 46.5% of total deposits and were 77.5% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

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

The following charts outline the composition of our loan and lease and deposit portfolios as of December 31, 2023:

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

Year	Company Acquired
2023	Inland Bancorp, Inc.
2019	Oak Park River Forest Bankshares, Inc.
2018	First Evanston Bancorp, Inc.
2016	Ridgestone Financial Services, Inc.
2014	Baytree Leasing Company LLC

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc. ("Inland Bancorp"), and Inland Bancorp's wholly owned bank subsidiary, Inland Bank and Trust, an Illinois chartered bank (collectively "Inland acquisition" or "acquisition of Inland"). Refer to Note 3—Acquisition of a Business contained within Part II, Item 8, Notes to the Consolidated Financial Statements of this document.

Branch network and distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 47 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

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

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 48, including 23 branches added through acquisition. During 2023, we added 10 branches within our network as part of our acquisition of Inland. In the first quarter of 2024, we announced plans to consolidate two branches during the second quarter of 2024. We expect these consolidations to generate approximately $1.1 million of annual cost savings and anticipate a one-time charge of $1.5 million.

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

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 47 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. The products and services we offer are described below.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and treasury management products. Our primary commercial lending groups are described below:

Commercial & Industrial. Our commercial and industrial ("C&I") group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2023, the C&I group managed a portfolio of $2.7 billion in loans outstanding.

Commercial real estate. Our commercial real estate ("CRE") business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by geography and property type including loans secured by multifamily, industrial, retail, and office properties. As of December 31, 2023, the CRE group had $1.3 billion in loans outstanding.

Sponsor finance. Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2023, we had $658.9 million in sponsor finance loans outstanding.

Syndications. From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, with developed lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, CRE, and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2023, the group had $385.7 million in loan syndications outstanding.

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

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as "U.S. government guaranteed loans"). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah, and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2023, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $93.3 million. The total unpaid principal balances of SBA and USDA loans serviced for others was $1.7 billion at December 31, 2023.

Community banking

We offer customers traditional deposit products through our branch network, consumer and business online account opening through our website, and customer access to their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except time deposits exceeding $100,000, to be our primary and most valuable funding source. As of December 31, 2023, core deposits represented 87.0% of our total deposits. In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for approximately 10.3% of all deposits as of December 31, 2023. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $7.2 billion of deposits at December 31, 2023, and our average cost of deposits was 1.90% for the year ended December 31, 2023.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group ("BFG"), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in manufacturing, small equipment construction, wholesalers, and healthcare. The end users (i.e., our lessees and borrowers) are primarily manufacturers, retailers, wholesalers, physician group practices and other healthcare related entities. The average lease size at origination for BFG for the year ended December 31, 2023 was approximately $75,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2023, BFG had $665.7 million in leases outstanding with a weighted average life of approximately 3.5 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under administration were $770.5 million as of December 31, 2023.

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

Human Capital

At Byline, we are a bank that believes in putting our name behind everything we do and we are here to roll up our sleeves and help our customers write their stories. Our #1 core value, reflected in our "Things That Matter," is our People, all of whom are encouraged to live out a shared purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. We believe purpose driven leadership facilitates progress in achieving a diverse and inclusive workforce and in driving performance. We are dedicated to attracting, retaining, and developing top talent to accomplish our long-term strategy which is critical to our success. It is this shared purpose and focus on People that allowed us to be recognized in 2023 by Forbes as one of America’s Best Small Employers.

In 2023 we issued our first Environmental, Social and Governance ("ESG") Report. We are proud of all we have accomplished to reach underserved communities, serve the diverse and unique credit and borrowing needs of our clients, measure our carbon footprint, and further increase the diversity of our talent pipeline by focusing on inclusive hiring practices across all roles.

Governance and Oversight

Our Board of Directors and executive management team are committed to executing on our long-term vision. Our Board members are accomplished leaders from diverse backgrounds, bringing the perspectives, skills, and experience necessary to use independent judgment that will effectively challenge and drive continued success. Our Board members oversee our corporate strategy and sets the tone for our culture, values and high ethical standards, and, through its Committees, holds management accountable for results. The Compensation Committee reviews and monitors matters related to human capital management, including compensation and benefits, Company culture, talent development, diversity, equity and inclusion ("DEI") programs and initiatives and other ESG matters.

Total Rewards

At Byline Bank we recognize that our most valuable resource is our People. We strive to become an employer of choice and many of our advantages are found within our four Total Rewards pillars: Pay, Benefits, Health and Wellness, Work-Life Harmony, and Professional Development.

Pay

We believe our compensation strategy supports our core principles and provides every employee with a competitive compensation package that fairly reflects their individual contributions to Byline. We offer a compensation package which includes base pay, short-term incentives (annual cash bonuses, commissions plans, and referral incentives) and long-term incentives (equity-based compensation) for applicable roles. Our approach to compensation is driven by internal and external equity which seeks to ensure our compensation elements are competitive and market driven. In our commitment to transparency, our job architecture and paygrade structure is communicated to all employees.

Benefits, Health and Wellness

We believe that our benefits package not only attracts top talent but also fosters a positive and engaged workforce. We provide a comprehensive health insurance plan that covers medical expenses for our employees and their dependents including legal spouse, domestic partner, children up to age 26, and disabled children over age 26. We offer a 401(k) retirement savings plan, with an employer match, and an Employee Stock Purchase Plan with a discount on the price of the stock. Additionally, employees have access to resources and information to help with financial planning, mental health and wellbeing, and personal, family and life issues. We provide a tuition reimbursement and student loan repayment program. We offer wellness programs, an adoption and surrogacy assistance program, as well as cover fertility planning services within the healthcare plans and provide up to 12 weeks of paid parental leave for employees.

Work-Life Harmony

Eligible employees are provided paid time off and 11 paid federal holidays, including Juneteenth, and one floating Cultural Holiday to observe a holiday of personal significance.

Our work-life philosophy is to lead with flexibility. We offer our non-branch employees the opportunity to work either fully remote or hybrid based on the expectations of their role. During 2023, approximately 51% of non-branch employees were working fully remote, 42% were in the office one to three days per week, and 7% were in the office full-time. We believe this level of flexibility to be a competitive advantage to attracting and retaining talent within and outside of our market.

Professional Development Opportunities

We recognize the critical importance of providing career development and advancement opportunities for all employees, and we provide a variety of formal and informal development opportunities to help employees grow in their current roles and build new skills.

Over 100 senior leaders have attended the Byline Leadership That Matters program and we have made additional investments to the Management That Matters program which focuses on enhancing core management skills. All employees have access to development resources for each of the four behavioral competencies expected of all Byline employees in the annual performance management process: Valuing Differences, Collaborating for Results, Delivering Customer Focused Solutions, and Continuous Improvement. We believe one example of our success in optimally deploying talent is our ability to fill vacancies from within. During 2023, approximately 28% of our position postings were filled internally. We encourage our employees to pursue educational opportunities, including obtaining certifications, that will help improve performance and professional development.

Our Board of Directors oversees the succession planning for executive management on an annual basis. Key development areas are identified by evaluating leadership, business, and executive role-based skills. Succession candidates create development plans that are updated throughout the year.

Diversity, Equity and Inclusion

Our commitment to DEI starts with our Board of Directors, of which 78% are female and/or racially or ethnically diverse. We believe this diversity enables us to set the expectations for the Company and drive meaningful initiatives and change.

To facilitate talent attraction, development and retention across our franchise, we strive to make Byline a diverse, inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and welfare programs.

We seek to leverage our current diverse workforce and prominent community outreach efforts to further define and enhance our DEI focus in four key areas:

•
Workforce – Promoting representation at all levels and in all areas and business lines of the Bank, with attention on recruiting and developing diverse talent and focusing on engagement and employee recognition.
•
Workplace – Creating a culture where everyone brings their authentic self to work and knows that their unique background, ethnicity, experiences, perspective, and contribution serve to strengthen the Bank.
•
Community – Building meaningful, supportive relationships in the communities we work.
•
Marketplace – Providing greater accessibility to banking products, services, and education to minority owned small businesses ("SMB") and SMBs in low-and moderate-income areas.

Our employee resource groups ("ERG") and affinity resource group ("ARG") were formed to support development, engagement and inclusion across the organization. As part of our workforce initiatives, during 2023 we launched the Women’s Development Program. as well as began providing leadership educational opportunities and peer discussions for members and allies of our ERGs and ARG.

Our diversity metrics as of December 31, 2023 are as follows:

	Female	Male	Racial/Ethnic	Overall Diversity
Workforce	61%	39%	43%	73%
Executive Leadership	43%	57%	36%	64%
Board of Directors	33%	67%	67%	78%

Employee Recognition and Engagement

We conduct an annual employee engagement survey with over 90% participation and continue to see improvements in employee engagement year-over-year. We focus on communication with employees and managers through monthly manager forums, quarterly all employee calls, and town hall meetings.

Human Capital Metrics

As of December 31, 2023, we had 1,055 employees (1,036 full time, and 19 part time) in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good. We believe we have a strong bench of talent and are attracting experienced bankers from larger regional banks as a result of continued market disruption.

For additional information, please see our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Corporate Information

Our principal executive offices are located at 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601, and our telephone number at that address is (773) 244-7000. Our website address is www.bylinebancorp.com. We make available at this address, under the "Investor Relations" tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC's website at www.sec.gov. The contents of our website are not incorporated by reference into this report.

Supervision and Regulation

We and our subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations, and are subject to oversight and supervision by multiple federal and state banking agencies, including the Federal Deposit Insurance Corporation (the "FDIC"), the Board of Governors of the Federal Reserve System (the "FRB") and the Illinois Department of Financial and Professional Regulation (the "IDFPR"). This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our stockholders and creditors. Any change in applicable laws or regulations, whether by the FDIC, the FRB, the IDFPR or the U.S. Congress, could have a material adverse impact on the operations and financial performance of us and our subsidiaries.

Set forth below is a brief description of the significant elements of the statutes, regulations and policies applicable to us and our subsidiaries. The description below is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on us and our subsidiaries.

Regulatory Agencies

We are a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the FRB. The BHCA provides generally for "umbrella" regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. We are also subject to the rules and regulations of the SEC under the federal securities laws, including the disclosure and regulatory requirements of the Securities Act and the Exchange Act as administered by the SEC, and the rules adopted by the New York Stock Exchange (the "NYSE") applicable to NYSE listed companies.

Byline Bank, our bank subsidiary, is an FDIC-insured commercial bank chartered under the laws of Illinois. Our bank is not a member of the FRB. Consequently, the FDIC and the IDFPR are the primary regulators of our bank and also regulate our bank’s subsidiaries. As the owner of an Illinois-chartered commercial bank, we are also subject to supervision and examination by the IDFPR.

Permissible Activities for Bank Holding Companies

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor. We currently do not conduct any non-banking activities through any non-bank subsidiaries.

Bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in a broader range of additional activities than bank holding companies that are not financial holding companies. In particular, financial holding companies may engage in activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.

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

Acquisitions by Bank Holding Companies

The BHCA, Section 18(c) of the Federal Deposit Insurance Act, popularly known as the "Bank Merger Act," the Illinois Banking Act, the Illinois Bank Holding Company Act and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the FRB under the BHCA before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company(other than directly through our bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for our bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution or to assume certain liabilities of non-banks. In reviewing applications seeking approval of merger and acquisition transactions, banking regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977 ("CRA"), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause banking regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Dividends

We are a legal entity separate and distinct from Byline Bank and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations.

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank, refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in an amount greater than its net profits then on hand, deducting first therefrom its losses and bad debts. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $206.7 million to us without obtaining affirmative regulatory approvals as of December 31, 2023.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which our bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

Federal law also limits our bank’s authority to extend credit to its insiders, which is defined under applicable law to include its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, or their immediate family members as defined under the regulation. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, we have certain stockholders who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the FRB that restrict our ability to engage in certain business transactions without the consent of the FRB.

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

The Capital Rules. Over the past several years, the federal banking regulators have adopted a number of final rules, which we refer to as the Capital Rules, implementing Basel III, various provisions of the Dodd-Frank Wall Street and Consumer Protection Act (the "Dodd-Frank Act"), various provisions of the Economic Growth Regulatory Relief and Consumer Protection Act (the "Consumer Protection Act") and certain other statutory and regulatory provisions relating to capital requirements. The Capital Rules, among other things, (i) include a capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Capital Rules also address risk based capital requirements and risk weights and other issues affecting regulatory capital ratio calculations.

Under the Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk- weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

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

With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the "FDIA"). On September 17, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule meant to simplify the capital rules for community banks. Under the final rule, most depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, that have limited amounts of off-balance sheet exposures and trading assets and liabilities, and that have a community bank leverage ratio of greater than 9% would be eligible to opt into a community bank leverage ratio framework beginning on January 1, 2020. Under the final rule, should a qualified community bank or its holding company elect to use the community bank leverage ratio and maintain a community bank leverage ratio of greater than 9% then it would not be subject to other risk-based and leverage capital requirements, including the risk-based capital rules relating to high volatility commercial real estate, mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities, and would be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the FDIA and the generally applicable capital requirements under the federal banking regulators’ capital rules. While the community bank leverage ratio framework is available to us and Byline Bank, neither we nor Byline Bank have elected to adopt the community bank leverage ratio framework at this time.

As part of the adoption of Accounting Standards Update ("ASU") 2016-13, the Company has elected to opt into the regulators’ joint current expected credit losses ("CECL") transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2023 reflect 50% of the CECL impact, and capital ratios as of December 31, 2022 reflect 25% of the CECL impact.

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or the ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements incentivize banking entities to increase their holdings of U.S. Department of Treasury ("U.S. Treasury") securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

Federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations. Neither of these final versions of the LCR apply to us or our bank. On October 20, 2020, federal banking regulators also approved a final rule implementing the NSFR that requires certain U.S. banking organizations to ensure that they have access to stable funding over a defined time period. However, the final rule implementing the NSFR does not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as us and Byline Bank.

Prompt Corrective Action Framework

The FDIA requires federal banking regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Federal banking regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;(ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk- based capital ratio of 6% or greater and a leverage ratio of 4% or greater and is not "well capitalized;" (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6% or a leverage ratio of less than 4%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of Byline Bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

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

As part of the adoption of ASU 2016-13, the Company has elected to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over a three year period, which began January 1, 2022. Accordingly, capital ratios as of December 31, 2023 reflect 50% of the CECL impact. As of December 31, 2023, our Company was considered "well capitalized" with a Tier 1 capital ratio of 11.39%, total capital ratio of 13.38%, Tier 1 leverage ratio of 10.86%, and a CET1 capital ratio of 10.35%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Safety and Soundness Standards

The FDIA requires the federal banking agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Federal banking agencies adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. Such guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the banking regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See Item 1. "Business—Supervision and Regulation—Prompt Corrective Action Framework." If an institution fails to comply with such an order, the banking regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Deposit Insurance

FDIC insurance assessments

As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government.

As an institution with less than $10 billion in assets, our bank’s assessment rates are based on the level of risk it poses to the FDIC’s deposit insurance fund (the "DIF"). The FDIC has the authority to increase insurance assessments and published a final rule on October 24, 2022 to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began in the first quarterly assessment period of 2023. The stated purpose of the increase in assessment rate schedules is to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. For established smaller institutions, like Byline Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative) and (iii) a brokered deposit adjustment, to calculate a total base assessment rate. Accordingly, as of January 1, 2023, the total base assessment rate range, which does not include the depository institution debt adjustment, for institutions of Byline Bank’s size is 2.5 basis points to 32 basis points.

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

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the "Volcker Rule," prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule became effective in July 2015. On July 9, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule to exempt community banks that have total assets of $10 billion or less and total consolidated trading assets and liabilities equal to or less than 5% of total consolidated assets from the Volcker Rule. Although we and Byline Bank qualify for exemption under the final rule, the Volcker Rule would not significantly affect the operations of us and our subsidiaries, as we do not have any significant engagement in the businesses covered by the Volcker Rule.

Depositor Preference

The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (the "ECOA"), the Fair Credit Reporting Act, the Truth in Lending Act (the "TILA"), the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage

Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Consumer Financial Protection Bureau (the "CFPB"), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to various federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the TILA and the ECOA.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined in the Dodd-Frank Act as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect herself or himself in the selection or use of consumer financial products or services or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but it could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Federal Home Loan Bank System

Byline Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Ability-To-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, implementing the TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Byline Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.

On April 27, 2021, the CFPB issued two new rules that would modify qualified mortgage loan requirements and provide flexibility to banks and other lenders in determining consumers’ ability-to-repay. Compliance with these rules was required by October 1, 2022. Byline Bank complies with, and will continue with, all applicable qualified mortgage loan requirements.

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled "Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Guidance"). In the CRE Guidance, the federal banking regulators (i)

expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Community Reinvestment Legislation

Community Reinvestment Act of 1977 (Federal)

Under the CRA, our bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of our bank, the FDIC is required to assess our bank’s compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of "Satisfactory" in its most recently completed CRA examination during March of 2023.

On October 24, 2023, the Office of the Comptroller of the Currency, the FDIC and the FRB jointly issued a final rule to revise the CRA’s implementing regulations. While the final rule formally takes effect on April 1, 2024, the majority of its provisions have a compliance date of January 1, 2026. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with over $2 billion in total assets as of December 31 in either of the prior two calendar years, such as Byline Bank, will be required to be evaluated under the new "Retail Lending Test," the new "Retail Products and Services Test," the new "Community Development Financing Test" and the new "Community Development Services Test," but banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The new Retail Lending Test evaluates a bank’s record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. The new Retail Products and Services Test evaluates the availability of a bank’s retail banking services and retail banking products and the responsiveness of such to the credit needs of the bank’s entire community. The new Community Development Financing Test evaluates a bank’s commitment to making qualifying community development loans and investments, and, lastly, the new Community Development Services Test evaluates a bank’s record of helping to meet the community development services needs of its entire community. At this time, we are unable to determine what impact, if any, the CRA reform may have on the operations of Byline Bank.

Illinois Community Reinvestment Act (State)

The Illinois Community Reinvestment Act ("IL-CRA"), which became law in March 2021, requires banks, credit unions, and nonbank mortgage companies to invest in, loan to, and serve historically disinvested communities. It is anticipated that the IL-CRA will impose certain new obligations on Byline Bank, however, the rules necessary to implement the IL-CRA have not yet been finalized. As a result, at this time, we are unable to determine what impact the IL-CRA may have on the operations of Byline Bank.

Small Business Lending Rule

On March 30, 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB’s approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, recordkeeping requirements and enforcement provisions. Compliance with the small business lending rule beginning October 1, 2024 is required for covered financial institutions that originate the most covered credit transactions for small businesses (i.e., at least 2,500 covered originations in both 2022 and 2023). However, institutions with a moderate transaction volume (i.e., at least 500 but less than 2,500 covered originations in both 2022 and 2023) have until April 1, 2025 to begin complying with the rule and those with the lowest volume (i.e., at least 100 but less than 500 covered originations in both 2022 and 2023) have until January 1, 2026. Based on Byline Bank’s volume of covered transactions, it will be required to comply by October 1, 2024.

Financial Privacy

The federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non- public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, substantially broadened the scope of U.S. anti money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The U.S. Treasury’s Financial Crimes Enforcement Network ("FinCEN"), among other federal agencies, also promulgates rules and regulations regarding the USA PATRIOT Act with which financial institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these obligations and have in some cases brought criminal actions against some institutions for these types of violations.

On January 1, 2021, the U.S. Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information ("BOI") and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report BOI to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the U.S. Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in the People's Republic of China, the Russian Federation or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules.

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to provide BOI directly to FinCEN. This first rule is effective, and compliance is required as of January 1, 2024, however, reporting companies created or registered prior to that date will have until January 1, 2025 to file their initial reports with FinCEN.

On December 21, 2023, FinCEN finalized the second of the three proposed rules which allows for FinCEN, upon request, to disclose BOI to a statutorily defined group of governmental authorities and financial institutions. The second final rule identifies the entities FinCEN is allowed to provide access to BOI to include (i) federal agencies engaged in national security, intelligence or law enforcement activity, (ii) state, local and tribal law enforcement agencies with court authorization, (iii) foreign law enforcement agencies, judges, prosecutors and other authorities that meet specific criteria, (iv) U.S. Treasury personnel, (v) financial institutions using BOI in order to comply with customer due diligence ("CDD") requirements and (vi) regulators, acting in a supervisory capacity, evaluating such institutions for CDD-related compliance. The second final rule provides that such CDD requirements could include anti-money laundering and countering the financing of terrorism obligations set forth under the Bank Secrecy Act (e.g., anti-money laundering program, customer identification, suspicious activity reports filing and enhanced due diligence requirements) and compliance with the U.S. Treasury’s Office of Foreign Assets Control ("OFAC") sanctions. This rule provides that FinCEN may disclose BOI to an authorized financial institution provided that such institution has developed and implemented administrative, technical and physical safeguards reasonably designed to protect the information and has received the relevant reporting company’s consent to such disclosure. The second final rule is effective as of February 20, 2024.

Office of Foreign Assets Control Regulation

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

In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act of 2022 ("CIRCIA") was signed into law. The enactment of CIRCIA requires the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (the "CISA") to develop and implement regulations requiring covered entities to report covered cyber incidents and ransomware payments to the CISA in an effort to better equip the CISA to provide resources and assistance to victims suffering attacks and share information necessary to warn other potential victims. In part, CIRCIA requires the CISA to develop and issue regulations requiring covered entities to report to the CISA within 72 hours from the time an entity reasonably believes a covered cyber incident occurred and within 24 hours of making any ransom payments made as a result of a ransomware attack. The CISA is required to complete mandatory rulemaking activities before the reporting requirements go into effect. It is possible, but not yet confirmed, that banks could be subject to CIRCIA.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to-date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

Future Legislation and Regulation

The U.S. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

Information About Our Executive Officers

The following list sets forth the name, current age, principal position and recent business experience of each of our executive officers:

Thomas Abraham, 58, became President of Byline Bank’s Small Business Capital ("SBC") line of business in May 2019. Mr. Abraham previously served as Senior Vice President, SBA Sales Manager of SBC since October 2016.

John M. Barkidjija, 60, became Executive Vice President and Head of Commercial Real Estate and Specialty Finance of Byline Bank in January 2019. Mr. Barkidjija previously served as Senior Vice President, Group Head, Commercial Real Estate of Byline Bank since January 2014.

Thomas J. Bell III, 57, became Executive Vice President and Chief Financial Officer of Byline and Byline Bank in August 2022. Mr. Bell has been serving as Corporate Treasurer of Byline Bank since August 2013.

Megan Biggam, 45, became Executive Vice President of Community Banking of Byline Bank in February 2020. Ms. Biggam previously served as Senior Vice President of Community Banking of Byline Bank since June 2013.

Ana Casanueva, 40, became Senior Vice President and Director of Legal of Byline and Byline Bank in June 2021. Ms. Casanueva previously served as Associate General Counsel of Byline Bank since 2019, and as Corporate Development Officer from 2013 to 2019.

Mark Fucinato, 67, became Executive Vice President and Chief Credit Officer for Byline and Byline Bank in August 2020. He previously served as Senior Vice President and Senior Credit Officer of Byline Bank since August 2019. Prior to that, Mr. Fucinato served as Senior Credit Officer at MB Financial Bank from 2016 to 2019.

Roberto R. Herencia, 64, became Chairman of Byline Bancorp, Inc. and Byline Bank in June 2013, and Executive Chairman and Chief Executive Officer in February, 2021. He serves as a member of the Board of Director’s risk committee, and as a member of the risk, executive credit, trust, and Asset- Liability Committee ("ALCO") committees of Byline Bank.

Michelle Johnson, 42, became Executive Vice President and Chief Risk Officer of Byline Bank in October 2019. Prior to that, Ms. Johnson served as Deputy Chief Risk Officer since 2018. Ms. Johnson joined Byline Bank in 2015 as Director of IT Risk Management.

Nicolas Mando, 52, became Senior Vice President and Chief Technology and Operations Officer of Byline Bank in November 2021. He served as Director of Special Projects of Byline Bank since 2019. Prior to that, Mr. Mando served as Chief Operating Officer at Bridgeview Bank since 2009.

Sherylle Olano, 46, became Senior Vice President and Chief Accounting Officer of Byline and Byline Bank in August 2022. Prior to that, Ms. Olano previously served as Controller since 2014.

Alberto J. Paracchini, 53, is President and a Director of Byline Bancorp, Inc. and Chief Executive Officer, President and a Director of Byline Bank. He joined Byline in June 2013.

Brogan Ptacin, 63, became Executive Vice President and Head of Commercial Banking for Byline Bank in January 2019. Prior to that, Mr. Ptacin served as a Managing Director of First Bank & Trust since 2009 until First Bank & Trust was acquired by Byline in 2018.

Dana Rose, 54, became Executive Vice President and Chief Human Resources Officer of Byline Bank in November 2019. Prior to that, Ms. Rose served as Interim Chief Human Resources Officer for Discover Financial Services and held various other roles at Discover since 1994.

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

The credit quality of our loan and lease portfolio can have a significant impact on our earnings. We maintain an allowance for credit losses, which is a reserve established through a provision charged to expense representing management’s estimate of current expected credit losses. The allowance, in the judgment of management, is necessary to reserve for current expected losses and risks inherent in our loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the portfolio; the value of the underlying collateral; the level of non-accruing loans and leases; current expected losses inherent in the portfolio; and economic, political, and regulatory conditions. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, which could increase the subjectivity of the calculation. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments. In accordance with accounting principles generally accepted in the United States of America ("GAAP") for business combination accounting, the loans acquired through subsequent bank acquisitions are recorded at their estimated fair value, and an allowance for credit losses associated with those loans also recorded.

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

As of December 31, 2023, we had $1.9 billion of non-interest-bearing demand deposits and $577.6 million of interest-bearing checking accounts. As the Federal Reserve raised its overnight target rate, we have cautiously managed our deposit repricing strategies to seek to expand our net interest margin by keeping deposit rates at relatively low levels. As the competition for funding among banks increases, and customers move money to achieve higher yields, we may need to increase our deposit pricing accordingly. To the extent we offer higher interest rates on targeted interest-bearing deposit products to maintain current customers or attract new customers, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We may be adversely impacted by the continuing transition from the London Interbank Offered Rate ("LIBOR") as a reference rate.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority and the Intercontinental Exchange Benchmark Administration announced that the one-week and two-month U.S. dollar LIBOR ("USD LIBOR") settings would cease to be published immediately after December 31, 2021. The publication of overnight and one-, three-, six‑, and 12-month USD LIBOR settings would be extended through June 30, 2023 to provide additional time for market participants to wind down or modify existing contracts that reference these LIBOR tenors.

In response, the FDIC, the Board of Governors of the Federal Reserve System, and the OCC issued joint guidance directing banks and market participants to cease entering new LIBOR contracts after December 31, 2021, which we have done. Although most LIBOR tenors continued to be published through June 30, 2023 to aid in the transition of legacy LIBOR contracts (e.g., maturity), as of January 1, 2021, we no longer originate loans indexed to LIBOR nor enter into modifications which create new LIBOR exposure.

During 2021, we began a transition to using a forward-looking term rate based upon the Secured the Overnight Financing Rate ("SOFR"), CME Term SOFR ("Term SOFR") as the replacement benchmark index in lieu of LIBOR. SOFR is the Alternative Reference Rates Committee’s recommended alternative to USD LIBOR. Because the Term SOFR market continues to develop and deepen, changes in SOFR or Term SOFR or changes in market perceptions of the acceptability of Term SOFR as a benchmark could result in changes to our risk exposures (for example, because SOFR is a broad measurement of the cost borrowing cash secured by U.S. Treasury securities, changes or disruptions in the repo market may adversely affect the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on financial instruments that we own or have issued.

Uncertainty as to the nature of other alternative reference rates and their broader acceptance by the market may also adversely affect SOFR rates and the value of SOFR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities.

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

As of December 31, 2023, we owned $1.4 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of credit losses. The process for determining whether unrealized losses contain credit losses usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security. We may be required to recognize credit losses in future periods, which could adversely affect our business, results of operations or financial condition. In addition, further increases in market interest rates may continue to affect the market value of our securities portfolio, potentially further reducing accumulated other comprehensive income and/or earnings.

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

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that the bank may pay to us. As of December 31, 2023, Byline Bank had the capacity to pay us dividends of up to $206.7 million without the need to obtain prior regulatory approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common and preferred stock, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, and the strength of the domestic economy and the local economy in the markets in which we operate. Also, the occurrence of other external events, such as geopolitical events and widespread public health emergencies or pandemics may negatively affect the business environment in our markets. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for credit losses and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; geopolitical issues, conflicts and uncertainty; public health concerns; and other external factors or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate. As of December 31, 2023, our real estate loans held for investment include $525.7 million of construction and development loans, $399.3 million of multifamily loans, $1.0 billion of non-owner occupied CRE loans and $320.2 million of residential mortgage loans, with the majority of these real estate loans concentrated in the Chicago metropolitan area and the State of Illinois. Real property values in our primary market may differ from real property values in other markets where we may do business and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the property prior to realizing the full amount of any remaining indebtedness. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned ("OREO") and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses - loans and leases may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

Technology Risks

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions, or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing, and internal audit systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to operate effectively or service our customers, resulting in potential noncompliance with applicable laws or regulations, loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls, or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, or results of operations.

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

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an "SBA Preferred Lender"), we enable our customers to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans or other government guaranteed loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2023 was $22.8 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value, then our business, results of operations and financial condition may be materially and adversely affected.

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

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) determining the provision and allowance for credit losses, (ii) the valuation of intangible assets such as goodwill, servicing assets, core deposit intangibles, and customer relationship intangible, and (iii) the determination of fair value for financial instruments. Refer to Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses - loans and leases or sustain loan and lease losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

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

As of December 31, 2023, we had goodwill of $181.7 million, or 18.4% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

The accounting for loans acquired in connection with our recapitalization and acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

All loans acquired as part of our recapitalization in 2013 as well as loans acquired in connection with our subsequent acquisitions were recorded at their estimated fair value on their acquisition date without a carryover of the related allowance for credit losses. The determination of estimated fair value of purchased credit deteriorated and acquired non-credit-deteriorated loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of purchased credit deteriorated and acquired non-credit-deteriorated loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired that have experienced more than insignificant credit deterioration since origination are accounted for under Accounting Standards Codification ("ASC") Topic 326, Financial Instruments – Credit Losses. These purchased credit deteriorated ("PCD") loans have experienced more than insignificant credit deterioration since origination, like non-credit-deteriorated loans acquired, and have been recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses - loans and leases, determined on a collective basis, is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non‑credit-deteriorated loans and leases are accounted for under ASC Subtopic 310‑20, Receivables Nonrefundable Fees and Other Costs ("ASC 310‑20"). The difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value from non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statements of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

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

General Risk Factors

Loss of deposits could increase our funding costs and negatively affect our liquidity.

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2023, we had $7.2 billion in deposits. These deposits are subject to potential fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs, and negatively affect our liquidity.

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

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 27.0% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third-party and might ultimately affect the market price of our common stock.

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

Item 1C. Cybersecurity.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data.

Managing Material Risks and Integrated Overall Risk Management

We have developed an Information Security Program (the “Program”) as part of our overall risk assessment and Enterprise Risk Management ("ERM") to address material risks from potential cybersecurity threats, as well as to facilitate the governance and oversight of cybersecurity risks. The Program, which is administered by our Chief Risk Officer, includes policies and procedures that identify how security measures and controls are developed, implemented, maintained and assessed.

Governance

As part of our ERM, our Board of Directors reviews and approves the Program on an annual basis. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing management’s reporting on Program effectiveness. In addition to a Privacy and Security Governance Committee, we also have Governance, Risk, Information Technology and Compliance functions that monitor and address enterprise risks, including cybersecurity risks.

A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted at least annually. The risk assessment, along with risk-based analysis and judgment, are used to select security controls to address and to seek to mitigate risks. Factors considered during this process include, but are not limited to, the likelihood and severity of the risk, the impact on the Company and others, such as our customers, if a risk materializes, the feasibility and cost of controls, and the impact of controls on our operations.

Engaging Third Parties on Risk Management

Specific controls that address cybersecurity risks include endpoint threat detection and response, identity and access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, conditional access, firewalls and intrusion detection and prevention, and vulnerability and patch management. We engage third-party security firms in different capacities to provide or operate some of these controls, such as vulnerability assessments, penetration testing and other procedures to identify potential weaknesses in our systems and processes. In addition, as a financial institution, we conduct appropriate due diligence and monitoring procedures to address potential cybersecurity threats related to the use of third-party technology and outsourced services, including pre-acquisition due diligence, imposition of contractual obligations, and performance monitoring.

Oversight of Third-party Risk

We have processes in place to oversee and manage risks associated with third-party service providers, including risks related to data breaches or other security incidents. This includes conducting security due diligence reviews of critical third-party providers, subjecting third parties to periodic risk assessments and requiring third parties to sign standard contractual provisions before receiving sensitive information from the Company.

Risk from Cybersecurity Treats

We recognize that individual employees are frequent targets of threat actors. We regularly train employees on the importance of protecting our information, and communicate with our customers and employees on the importance to protect information and enhancing cybersecurity through security campaigns, newsletters, posters and ad-hoc communications. If specific threats are identified, management may communicate those threats directly to employees for heightened awareness. Our cybersecurity program requires employees to review and acknowledge information security and privacy policies annually, complete multiple cybersecurity training courses throughout the year, and participate in mock phishing campaigns regularly.

We also have a written Incident Response Plan and conduct tabletop exercises to enhance incident response preparedness. Business Continuity and Disaster Recovery plans are used to prepare for the potential for a disruption in technology we rely on. Employees undergo security awareness training when hired and annually.

While to-date we have not experienced a significant cybersecurity incident, significant data loss or any material financial losses related to cybersecurity attacks on our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience an incident in the future that could have a material adverse effect on our business strategy, results of operations and financial condition. See also Item 1A, Risk Factors – Technology Risks.

As a financial institution (or third parties it relies on) we may not be able to fully, continuously, and effectively, implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 47 branch offices located in the Chicago metropolitan area and one branch office in Wauwatosa, Wisconsin. We lease 17 of our branch offices and our headquarters and own the remainder of our branch offices. We are continually evaluating opportunities to improve our existing branches and branch network, and we have in the recent past closed and may in the future choose to close branches in certain circumstances in order to improve our efficiency or for other business reasons.

Item 3. Legal Proceedings.

We operate in a highly regulated environment. From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently a party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol "BY". There were approximately 1,132 holders of record of our common stock as of March 1, 2024.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to the Company by Byline Bank and cash on hand. We are subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring and paying dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than "well capitalized" for regulatory purposes. See Item 1. "Business – Supervision and Regulations – Dividends" above and Note 20 of notes to consolidated financial statements contained in Item 8 of this report.

We paid a cash dividend of $0.09 per share for each quarter of 2022 and 2023.

Issuer Purchases of Equity Securities.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023.

We did not purchase any shares of our common stock under the stock repurchase program during 2023.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 2.9% of the Company’s outstanding common stock at December 31, 2023.

The table below includes information regarding purchases of our common stock during the quarter ended December 31, 2023. We did not purchase any shares of our common stock during the fourth quarter of 2023 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
October 1 - October 31, 2023	3,206	$19.62	—	1,250,000
November 1 - November 30, 2023	—	—	—	1,250,000
December 1 - December 31, 2023	15,228	23.56	—	1,250,000
Total	18,434	$22.88	—

(1) These shares were acquired pursuant to our 2017 Omnibus Incentive Compensation Plan. Under the terms of this plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the S&P U.S. SmallCap Banks Index and, (3) the KBW NASDAQ Regional Bank Index ("KRX"). Included in the KRX index are U.S. regional banks that we believe are similar to the Company. We believe the KRX index provides a meaningful comparison to our cumulative total return. Total return assumes the reinvestment of all dividends.

* The information assumes that $100 was invested at the closing price on December 31, 2018 in our stock and each index, and that all dividends are reinvested.

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Byline Bancorp, Inc.	$100.00	$117.65	$93.85	$168.27	$143.47	$149.67
Russel 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P U.S. Small Cap Bank	100.00	125.46	113.94	158.62	139.85	140.55
KRX	100.00	120.38	105.82	140.94	127.62	122.51

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our financial statements and notes thereto included in Item 8 of this report. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward‑Looking Statements" and "Risk Factors". Byline assumes no obligation to update any of these forward‑looking statements.

Management’s discussion focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, refer to Part I, Item 7 of our 2022 Annual Report filed on Form 10-K, which was filed with the SEC on March 6, 2023.

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

We reported consolidated net income of $107.9 million for the year ended December 31, 2023, compared to net income of $88.0 million for the year ended December 31, 2022, an increase of $19.9 million. The increase in net income was attributable to a $65.3 million increase in net interest income, offset by a $25.5 million increase in non-interest expense, an $11.1 million increase in provision for income taxes, and a $7.8 million increase in provision for credit losses. The increase in net interest income was primarily a result of higher interest income and fees on loans and leases due to growth including acquired loans, and higher yields, partially offset by an increase in deposit interest expense due to higher rates paid and growth. The increase in non-interest expense was driven mainly by expenses related to the Inland acquisition. The increase in provision for credit losses was mainly driven by an increase in non-performing loans and acquired non-credit-deteriorated loans. The increase in provision for income taxes was mostly driven by an increase in net income before provision for income taxes during the period.

Dividends declared and paid on preferred shares were $196,000 for the year ended December 31, 2022. There was no preferred stock issued or outstanding during 2023. Dividends declared on common shares were $14.6 million $13.5 million for the years ended December 31, 2023 and 2022, respectively. Dividends paid on common shares were $14.6 million and $13.4 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, net income available to common stockholders was $107.9 million, or $2.69 per basic and $2.67 per diluted common share, and $87.8 million, or $2.37 per basic and $2.34 per diluted common share, respectively. Our results of operations for the years ended December 31, 2023 and 2022, produced an annual return on average assets of 1.34% and 1.25% and a return on average stockholders’ equity of 12.50% and 11.33%, respectively.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 48, including 23 branches added through acquisition. During 2023 we added 10 branches within our network as a result of our acquisition of Inland.

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

These critical accounting policies and estimates include (i) determination of the allowance for credit losses, (ii) the valuation of intangible assets such as goodwill, and assessment of impairment, (iii) fair value estimates, and (iv) the determination and assessment of impairment for other intangible assets.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited consolidated financial statements contained in Item 8 of this report.

Allowance for credit losses

The allowance for credit losses ("ACL") represents management’s estimate of current expected credit losses over the life of a financial asset carried at amortized cost at an appropriate level based upon management’s evaluation of the adequacy of collectively and individually evaluated loss reserves.

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

For each portfolio, management estimates expected credit losses over the life of each loan and lease utilizing lifetime or cumulative loss rate methodology. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan and lease pool over a complete economic cycle. Loss rates are based on historical averages for each loan and lease pool, adjusted to reflect the impact of a forward-looking forecast of certain macroeconomic variables, primarily unemployment rates, which management considers to be both reasonable and supportable. Various economic scenarios are considered and weighted to arrive at the forecast that most reflects management’s expectation of future conditions. After a one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis.

Management also considers qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history. Each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan and lease portfolio and is monitored quarterly. All loans and leases of $500,000 or greater with an internal risk rating of substandard or below, or on nonaccrual status are individually evaluated for impairment on a quarterly basis.

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

Results for the years ended December 31, 2023 and 2022 are presented under CECL methodology while December 31, 2021 amounts are reported using prior accounting guidance. Additional information about these policies can be found in Note 1 of our audited consolidated financial statements contained in Part II, Item 8 of this report.

Goodwill

For acquisitions, we are required to record the assets acquired, including identified intangible assets such as goodwill, and the liabilities assumed at their fair value. These determinations often involve estimates based on third party valuations, such as appraisals or other valuations based on discounted cash flow analyses or other valuation techniques that may consider estimates such as attrition, growth rates, or other relevant assumptions. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently should events warrant. We have selected November 30 as the date to perform the annual goodwill impairment test.

Impairment testing is performed using either a qualitative or quantitative approach at the reporting unit level. Our goodwill is allocated to Byline Bank, which is our only applicable reporting unit for the purposes of testing goodwill for impairment. We first apply a qualitative approach in which we consider if any recent events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These events and circumstances include our performance, the condition of the related industry in which Byline Bank operates and general economic environment. If we determine it is more likely than not that impairment exists, we will consider the quantitative approach. Using a quantitative approach, we compare the reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is determined to be higher than its fair value, we would measure and recognize an impairment loss. An impairment loss would not exceed the total amount of goodwill allocated to the reporting unit.

Other intangible assets

Other intangible assets primarily consist of core deposit intangible assets and customer relationship intangible. In valuing intangible assets, we consider variables such as servicing costs, attrition rates and market discount rates. Intangible assets are reviewed annually, or more frequently when events or changes in circumstances occur that indicate that their carrying values may not be recoverable. If the recoverable amount of the intangible asset is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the fair value at that time. We also evaluate whether the events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life. Core deposit intangibles are currently amortized over an approximate ten-year period and customer intangibles are amortized over a twelve-year period.

Fair value of financial instruments

A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Financial Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles. These include the Company’s available-for-sale debt securities, equity securities, derivatives, and servicing assets.

ASC Topic 820, Fair Value Measurement defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. Assets acquired, liabilities assumed, and consideration exchanged are recorded at their respective acquisition date fair values. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment and the use of models are necessary to estimate fair value. Significant assumptions used in models, which include assumptions for interest rates, discount rates, prepayments, and credit losses, are independently verified against observable market data when possible. When changes in market conditions reduce the availability of quoted prices or observable data, the estimate of fair value becomes more subjective and requires a higher degree of management judgment.

Refer to Note 17 of the notes to our audited consolidated financial statements contained in Item 8 of this report for a complete discussion of our use of fair value and the related measurement practices.

Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2023, 2022, and 2021, and is derived from our audited financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2023	2022	2021
Income Statement Data
Net interest income	$330,621	$265,330	$236,387
Provision for credit losses	31,653	23,879	973
Non-interest income	56,315	57,314	74,253
Non-interest expense	209,603	184,082	185,455
Income before income taxes	145,680	114,683	124,212
Provision for income taxes	37,802	26,729	31,427
Net income	107,878	87,954	92,785
Dividends on preferred shares	—	196	783
Income available to common stockholders	$107,878	$87,758	$92,002
Earnings per Common Share
Basic earnings per common share	$2.69	$2.37	$2.45
Diluted earnings per common share	$2.67	$2.34	$2.40
Adjusted diluted earnings per share(1)(2)(3)	$2.89	$2.36	$2.71
Weighted-average common shares outstanding (basic)	40,045,208	36,972,972	37,609,723
Weighted-average common shares outstanding (diluted)	40,445,553	37,476,120	38,369,067
Common shares outstanding	43,764,056	37,492,775	37,713,903
Balance Sheet Data
Loans and leases held for investment, before allowance for credit losses - loans and leases(4)	$6,684,306	$5,421,258	$4,537,128
Loans and leases held for sale	18,005	47,823	64,460
Allowance for credit losses - loans and leases (ACL)	101,686	81,924	55,012
Acquisition accounting adjustments(5)	—	4,769	13,389
Interest-bearing deposits in other banks	165,705	117,079	122,684
Investment securities	1,352,380	1,185,125	1,469,005
Assets held for sale	4,484	8,673	9,153
Other real estate owned, net	1,200	4,717	2,112
Goodwill and other intangibles	203,478	158,887	165,558
Servicing assets	19,844	19,172	23,744
Total assets	8,881,967	7,362,941	6,696,172
Total deposits	7,176,999	5,695,121	5,155,047
Total liabilities	7,891,816	6,597,125	5,859,790
Total stockholders’ equity	990,151	765,816	836,382
Deposits per branch	149,521	149,872	117,160
Book value per common share	22.62	20.43	21.90
Tangible book value per common share(1)	17.98	16.19	17.51
Performance Ratios
Net interest margin	4.31%	4.00%	3.84%
Net interest margin, fully taxable equivalent(1)(4)	4.32	4.01	3.86
Average cost of deposits	1.90	0.36	0.09
Efficiency ratio(5)	52.62	54.99	57.42
Adjusted efficiency ratio(1)(2)(5)	49.61	54.70	52.14
Non-interest expense to average assets	2.60	2.62	2.79
Adjusted non-interest expense to average assets(1)(2)	2.46	2.61	2.54
Return on average stockholders’ equity	12.50	11.33	11.31
Adjusted return on average stockholders' equity(1)(2)(3)	13.53	11.43	12.77
Return on average assets	1.34	1.25	1.40
Adjusted return on average assets(1)(2)(3)	1.45	1.26	1.58
Non-interest income to total revenues(1)	14.55	17.76	23.90
Pre-tax pre-provision return on average assets(1)	2.20	1.97	1.88
Adjusted pre-tax pre-provision return on average assets(1)(2)	2.35	1.99	2.13
Return on average tangible common stockholders' equity(1)	16.46	15.15	15.17
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	17.76	15.28	17.04
Non-interest-bearing deposits to total deposits	26.56	37.55	41.87
Loans and leases held for sale and loans and leases held for investment to total deposits	93.39	96.03	89.26
Deposits to total liabilities	90.94	86.33	87.97
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ACL	0.96%	0.66%	0.51%
ACL / total loans and leases held for investment, net before ACL	1.52	1.51	1.21
Net charge-offs / average total loans and leases held for investment, net before ACL	0.38	0.16	0.28
Capital Ratios
Common equity to assets	11.15%	10.40%	12.33%
Tangible common equity to tangible assets(1)	9.06	8.42	10.11
Leverage ratio	10.86	10.29	10.89
Common equity tier 1 capital ratio	10.35	10.20	11.39
Tier 1 capital ratio	11.39	10.85	12.37
Total capital ratio	13.38	13.00	14.70

(1)
Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure.
(2)
Calculation excludes impairment charges and merger-related expenses.
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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in the "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance.

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include impairment charges on assets held for sale and right-of use asset ("ROU") and merger-related expenses adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure our operating performance on an ongoing basis.
•
"Net interest income, fully taxable-equivalent" and "net interest margin, fully taxable-equivalent" are adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. Management believes the metric provides useful comparable information to investors and that these measures may be useful for peer comparison.
•
"Total revenue" is the combination of net interest income and non-interest income. Management believes the metric is an important measure of the Company's operating performance on an ongoing basis.
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses.
•
"Adjusted efficiency ratio" is adjusted non-interest expense less amortization of intangible assets divided by net interest income and non-interest income. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Adjusted non-interest expense to average assets" is adjusted non-interest expense divided by average assets. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Adjusted return on average stockholders’ equity" is adjusted net income divided by average stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Adjusted return on average assets" is adjusted net income divided by average assets. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Non-interest income to total revenues" is non-interest income divided by net interest income plus non-interest income. Management believes that it is standard practice in the industry to present non-interest income as a percentage of total revenue. Accordingly, management believes providing these measures may be useful for peer comparison.
•
"Pre‑tax pre‑provision net income" is pre‑tax income plus the provision for credit losses. The metric demonstrates income excluding the tax provision or benefit and the provision for credit losses and enables investors and others to assess our ability to generate capital to cover credit losses through a credit cycle.
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. The ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on assets held for sale and ROU asset and merger-related expenses.
•
"Tangible common equity" is defined as total stockholders’ equity reduced by preferred stock and goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.
•
"Tangible assets" is defined as total assets reduced by goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.
•
"Tangible book value per common share" is calculated as tangible common equity, which is stockholders’ equity reduced by preferred stock and goodwill and other intangible assets, divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.
•
"Tangible common equity to tangible assets" is calculated as tangible common equity divided by tangible assets, which is total assets reduced by goodwill and other intangible assets. Management believes this metric is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.
•
"Tangible net income available to common stockholders" is net income available to common stockholders excluding after-tax intangible asset amortization.
•
"Adjusted tangible net income available to common stockholders" is tangible net income available to common stockholders excluding certain significant items. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Return on average tangible common stockholders’ equity" is tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Adjusted return on average tangible common stockholders’ equity" is adjusted tangible net income available to common stockholders divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.

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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Net income and earnings per share excluding significant items
Reported Net Income	$107,878	$87,954	$92,785
Significant items:
Impairment charges on assets held for sale and ROU asset	2,395	372	16,430
Merger-related expense	9,222	538	—
Tax benefit on impairment charges and merger-related expenses	(2,696)	(118)	(4,462)
Adjusted Net Income	$116,799	$88,746	$104,753
Reported Diluted Earnings per Share	$2.67	$2.34	$2.40
Significant items:
Impairment charges on assets held for sale and ROU asset	0.06	0.01	0.43
Merger-related expense	0.23	0.01	—
Tax benefit on impairment charges and merger-related expenses	(0.07)	—	(0.12)
Adjusted Diluted Earnings per Share	$2.89	$2.36	$2.71

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Adjusted non-interest expense:
Non-interest expense	$209,603	$184,082	$185,455
Less: significant items
Impairment charges on assets held for sale and ROU asset	2,395	372	16,430
Merger-related expense	9,222	538	—
Adjusted non-interest expense	$197,986	$183,172	$169,025
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$197,986	$183,172	$169,025
Less: Amortization of intangible assets	6,011	6,671	7,073
Adjusted non-interest expense excluding amortization of intangible assets	$191,975	$176,501	$161,952
Pre-tax pre-provision net income:
Pre-tax income	$145,680	$114,683	$124,212
Add: Provision for credit losses	31,653	23,879	973
Pre-tax pre-provision net income	$177,333	$138,562	$125,185
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$177,333	$138,562	$125,185
Impairment charges on assets held for sale and ROU asset	2,395	372	16,430
Merger-related expense	9,222	538	—
Adjusted pre-tax pre-provision net income	$188,950	$139,472	$141,615
Tax equivalent net interest income:
Net interest income	$330,621	$265,330	$236,387
Add: Tax-equivalent adjustment	903	915	1,039
Net interest income, fully taxable equivalent	$331,524	$266,245	$237,426
Total revenues:
Net interest income	$330,621	$265,330	$236,387
Add: non-interest income	56,315	57,314	74,253
Total revenues	$386,936	$322,644	$310,640
Tangible common stockholders' equity:
Total stockholders' equity	$990,151	$765,816	$836,382
Less: Preferred stock	—	—	10,438
Less: Goodwill	181,705	148,353	148,353
Less: Core deposit intangibles and other intangibles	21,773	10,534	17,205
Tangible common stockholders' equity	$786,673	$606,929	$660,386
Tangible assets:
Total assets	$8,881,967	$7,362,941	$6,696,172
Less: Goodwill	181,705	148,353	148,353
Less: Core deposit intangibles and other intangibles	21,773	10,534	17,205
Tangible assets	$8,678,489	$7,204,054	$6,530,614
Average tangible common stockholders' equity:
Average total stockholders' equity	$863,092	$776,225	$820,017
Less: Average preferred stock	—	2,459	10,438
Less: Average goodwill	164,487	148,353	148,353
Less: Average core deposit intangibles and other intangibles	16,230	13,850	20,689
Average tangible common stockholders' equity	$682,375	$611,563	$640,537
Average tangible assets:
Average total assets	$8,048,331	$7,018,779	$6,642,131
Less: Average goodwill	164,487	148,353	148,353
Less: Average core deposit intangibles and other intangibles	16,230	13,850	20,689
Average tangible assets	$7,867,614	$6,856,576	$6,473,089
Tangible net income available to common stockholders:
Net income available to common stockholders	$107,878	$87,758	$92,002
Add: After-tax intangible asset amortization	4,408	4,890	5,147
Tangible net income available to common stockholders	$112,286	$92,648	$97,149
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$112,286	$92,648	$97,149
Impairment charges on assets held for sale and ROU asset	2,395	372	16,430
Merger-related expense	9,222	538	—
Tax benefit on significant items	(2,696)	(118)	(4,462)
Adjusted tangible net income available to common stockholders	$121,207	$93,440	$109,117

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2023	2022	2021
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$177,333	$138,562	$125,185
Total average assets	8,048,331	7,018,779	6,642,131
Pre-tax pre-provision return on average assets	2.20%	1.97%	1.88%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$188,950	$139,472	$141,615
Total average assets	8,048,331	7,018,779	6,642,131
Adjusted pre-tax pre-provision return on average assets	2.35%	1.99%	2.13%
Net interest margin, fully taxable equivalent:
Net interest income, fully taxable equivalent	$331,524	$266,245	$237,426
Total average interest-earning assets	7,677,848	6,630,464	6,148,841
Net interest margin, fully taxable equivalent	4.32%	4.01%	3.86%
Non-interest income to total revenues:
Non-interest income	$56,315	$57,314	$74,253
Total revenues	386,936	322,644	310,640
Non-interest income to total revenues	14.55%	17.76%	23.90%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$197,986	$183,172	$169,025
Total average assets	8,048,331	7,018,779	6,642,131
Adjusted non-interest expense to average assets	2.46%	2.61%	2.54%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$191,975	$176,501	$161,952
Total revenues	386,936	322,644	310,640
Adjusted efficiency ratio	49.61%	54.70%	52.14%
Adjusted return on average assets:
Adjusted net income	$116,799	$88,746	$104,753
Total average assets	8,048,331	7,018,779	6,642,131
Adjusted return on average assets	1.45%	1.26%	1.58%
Adjusted return on average stockholders' equity:
Adjusted net income	$116,799	$88,746	$104,753
Average stockholders' equity	863,092	776,225	820,017
Adjusted return on average stockholders' equity	13.53%	11.43%	12.77%
Tangible common equity to tangible assets:
Tangible common equity	$786,673	$606,929	$660,386
Tangible assets	8,678,489	7,204,054	6,530,614
Tangible common equity to tangible assets	9.06%	8.42%	10.11%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$112,286	$92,648	$97,149
Average tangible common stockholders' equity	682,375	611,563	640,537
Return on average tangible common stockholders' equity:	16.46%	15.15%	15.17%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$121,207	$93,440	$109,117
Average tangible common stockholders' equity	682,375	611,563	640,537
Adjusted return on average tangible common stockholders' equity	17.76%	15.28%	17.04%
Tangible book value per share:
Tangible common equity	$786,673	$606,929	$660,386
Common shares outstanding	43,764,056	37,492,775	37,713,903
Tangible book value per share	$17.98	$16.19	$17.51

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. As of December 31, 2023, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 3.4% of our total loan portfolio, compared to 1.4% at December 31, 2022.

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

	Year Ended December 31,
	2023			2022			2021
	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate
ASSETS
Cash and cash equivalents	$157,754	$5,029	3.19%	$76,978	$547	0.71%	$69,338	$117	0.17%
Loans and leases(1)	6,038,797	440,984	7.30%	5,073,288	273,412	5.39%	4,518,836	222,993	4.93%
Taxable securities	1,322,379	30,068	2.27%	1,316,147	24,156	1.84%	1,376,045	21,909	1.59%
Tax-exempt securities(2)	158,918	4,300	2.71%	164,051	4,359	2.66%	184,622	4,946	2.68%
Total interest-earning assets	$7,677,848	$480,381	6.26%	$6,630,464	$302,474	4.56%	$6,148,841	$249,965	4.07%
Allowance for credit losses - loans and leases	(98,067)			(74,233)			(63,351)
All other assets	468,550			462,548			556,641
TOTAL ASSETS	$8,048,331			$7,018,779			$6,642,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$574,335	$9,212	1.60%	$593,903	$3,572	0.60%	$622,147	$883	0.14%
Money market accounts	1,802,675	53,933	2.99%	1,357,371	10,484	0.77%	1,073,970	1,285	0.12%
Savings	585,820	883	0.15%	658,968	649	0.10%	610,953	289	0.05%
Time deposits	1,468,836	57,408	3.91%	691,650	5,091	0.74%	722,974	2,045	0.28%
Total interest-bearing deposits	4,431,666	121,436	2.74%	3,301,892	19,796	0.60%	3,030,044	4,502	0.15%
Other borrowings	484,984	17,125	3.53%	478,374	9,308	1.95%	525,078	1,663	0.32%
Federal funds purchased	685	36	5.30%	630	14	2.32%	—	—	0.00%
Subordinated notes and debentures	127,825	10,260	8.03%	110,723	7,111	6.42%	110,108	6,374	5.79%
Total borrowings	613,494	27,421	4.47%	589,727	16,433	2.79%	635,186	8,037	1.27%
Total interest-bearing liabilities	$5,045,160	$148,857	2.95%	$3,891,619	$36,229	0.93%	$3,665,230	$12,539	0.34%
Non-interest bearing demand deposits	1,965,663			2,236,615			2,085,454
Other liabilities	174,416			114,320			71,430
Total stockholders’ equity	863,092			776,225			820,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,048,331			$7,018,779			$6,642,131
Net interest spread(3)			3.31%			3.63%			3.73%
Net interest income, fully taxable equivalent		$331,524			$266,245			$237,426
Net interest margin, fully taxable equivalent(2)(4)			4.32%			4.01%			3.86%
Tax-equivalent adjustment		903	0.01%		915	0.01%		1,039	0.02%
Net interest income		$330,621			$265,330			$236,387
Net interest margin(4)			4.31%			4.00%			3.84%

Net loan accretion impact on margin		$16,726	0.22%		$4,555	0.07%		$6,451	0.10%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $9.8 million, $12.1 million, and $27.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Non-accrual loans and leases are included in total loan and lease balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal. Non-accrual loans are included in the average balances.
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

	Year Ended December 31,
	2023 Compared to 2022			2022 Compared to 2021
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$2,573	$1,909	$4,482	$56	$374	$430
Loans and leases(1)	70,672	96,900	167,572	29,632	20,787	50,419
Taxable securities	253	5,659	5,912	(1,193)	3,440	2,247
Tax-exempt securities(2)	(141)	82	(59)	(550)	(37)	(587)
Total interest income	$73,357	$104,550	$177,907	$27,945	$24,564	$52,509
Interest expense
Deposits
Interest checking	$(299)	$5,939	$5,640	$(173)	$2,862	$2,689
Money market accounts	13,315	30,134	43,449	2,218	6,981	9,199
Savings	(95)	329	234	55	305	360
Time deposits	30,392	21,925	52,317	(280)	3,326	3,046
Total interest-bearing deposits	43,313	58,327	101,640	1,820	13,474	15,294
Other borrowings	254	7,563	7,817	(914)	8,559	7,645
Federal funds purchased	3	19	22	14	—	14
Subordinated notes and debentures	1,373	1,776	3,149	40	697	737
Total borrowings	1,630	9,358	10,988	(860)	9,256	8,396
Total interest expense	$44,943	$67,685	$112,628	$960	$22,730	$23,690
Net interest income	$28,414	$36,865	$65,279	$26,985	$1,834	$28,819

(1) Includes loans and leases on non-accrual status.

(2) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2023 was $330.6 million, an increase of $65.3 million, or 24.6% compared to 2022. The increase in interest income of $177.9 million was principally a result of higher yields and increased average balances on loans and leases resulting from loan and lease growth, including acquired loans. The average balance of interest-earning assets was $7.7 billion for the year ended December 31, 2023, an increase of $1.0 billion, or 15.8%, compared to 2022, primarily due to growth in our loan and lease portfolios. Interest expense increased by $112.6 million for the year ended December 31, 2023 compared to 2022, mostly due to increased rates paid on deposits, change in deposit mix, and growth of deposits from assumed deposits. Average total interest-bearing deposits increased $1.1 billion, or 34.2% year over year.

Interest expense on borrowings for the year ended December 31, 2023 was $27.4 million compared to $16.4 million for the year ended December 31, 2022, an increase of $11.0 million, or 66.9%. This increase was primarily driven by increases in rates paid on borrowed funds, assumption of junior subordinated debentures from the Inland acquisition, and utilization of term and revolving credit facilities.

The net interest margin for the year ended December 31, 2023 was 4.31%, an increase of 31 basis points compared to 4.00% for the year ended December 31, 2022. The average yield on interest-earning assets increased 170 basis points to 6.26% for the year ended December 31, 2023 compared to 4.56% for the year ended December 31, 2022, while the average rate paid on interest-bearing liabilities increased by 202 basis points to 2.95%, resulting in a decrease in the interest rate spread of 32 basis points.

Net loan accretion income was $16.7 million for the year ended December 31, 2023 compared to $4.6 million for the year ended December 31, 2022, an increase of $12.2 million. Total net loan accretion on acquired loans contributed 22 basis points to the net interest margin for the year ended December 31, 2023 compared to seven basis points for the year ended December 31, 2022. We expected loan accretion income to decline as acquired loans mature. Projected accretion income as of December 31, 2023 is summarized as follows:

Estimated Projected Accretion(1)(2)
2024	$10,111
2025	6,154
2026	4,489
2027	2,829
2028	1,619
Thereafter	14,301
Total	$39,503
(1) Estimated projected accretion excludes contractual interest income on acquired loans and leases. (2) Projections are updated quarterly, assume no prepayments, and are subject to change.

Provision for credit losses

The provision for credit losses reflects the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of collectively and individually evaluated loss reserves. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The ACL is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs.

Provision for credit losses for the year ended December 31, 2023 was $31.7 million compared to $23.9 million for the year ended December 31, 2022, an increase of $7.8 million. The increase in provision was driven by an increase in non-performing loans and acquired non-credit-deteriorated loans. For the year ended December 31, 2023, the provision for credit losses is comprised of a provision for loan and lease losses of $32.2 million and a recapture for unfunded commitments of $567,000. For the year ended December 31, 2022, the provision for credit losses is comprised of a provision for loan and lease losses of $22.7 million and a provision for unfunded commitments of $1.2 million. The ACL as a percentage of loans and leases increased slightly from 1.51% at December 31, 2022 to 1.52% at December 31, 2023.

Non-interest income

Non-interest income was $56.3 million for the year ended December 31, 2023, compared to $57.3 million for the year ended December 31, 2022, a decrease of $999,000 or 1.7%. The decrease in non-interest income was mostly due to a decrease in net gains on sale of loans, offset by a lower downward valuation adjustment of the servicing asset.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$9,211	$8,152	$7,254	$1,059	13.0%	$898	12.4%
Loan servicing revenue	13,503	13,479	12,693	24	0.2%	786	6.2%
Loan servicing asset revaluation	(5,089)	(11,743)	(6,658)	6,654	(56.7)%	(5,085)	76.4%
ATM and interchange fees	4,462	4,437	4,476	25	0.6%	(39)	(0.9)%
Net gains on sales of securities available-for-sale	—	50	1,435	(50)	(100.0)%	(1,385)	(96.5)%
Change in fair value of equity securities, net	1,071	(603)	(62)	1,674	NM	(541)	NM
Net gains on sales of loans	22,805	31,899	46,274	(9,094)	(28.5)%	(14,375)	(31.1)%
Wealth management and trust income	4,158	3,807	3,069	351	9.2%	738	24.0%
Other non-interest income	6,194	7,836	5,772	(1,642)	(21.0)%	2,064	35.8%
Total non-interest income	$56,315	$57,314	$74,253	$(999)	(1.7)%	$(16,939)	(22.8)%
NM - Not meaningful

Fees and service charge on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $9.2 million for the year ended December 31, 2023, compared to $8.2 million for the year ended December 31, 2022, an increase of $1.1 million or 13.0%. The increase was a result of increases in deposit balances and changes in fee structure.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of the loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $13.5 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for each of the years ended December 31, 2023, and 2022. At December 31, 2023 and 2022, the outstanding balances of U.S. government guaranteed loans serviced, was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $5.1 million for the year ended December 31, 2023, compared to a downward adjustment of $11.7 million for the year ended December 31, 2022. The variance was primarily driven by the change in fair value of the servicing asset as a result of changes to valuation assumptions, including prepayment speeds, discount rates, and expected average loan life on U.S. government guaranteed loans based on the current interest rate environment.

Net gains on sales of loans were $22.8 million for the year ended December 31, 2023 compared to $31.9 million for the year ended December 31, 2022, a decrease of $9.1 million, or 28.5%. The decrease in net gains on sales was primarily driven by lower volume of government guaranteed loans sold and lower market premiums for government guaranteed loans. We sold $348.4 million and $382.2 million of U.S. government guaranteed loans during the years ended December 31, 2023 and 2022, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $4.2 million for the year ended December 31, 2023 compared to $3.8 million for the year ended December 31, 2022, an increase of $351,000 or 9.2%, mainly due to increases in assets under administration. Assets under administration were $770.5 million and $548.7 million as of December 31, 2023 and 2022, respectively.

Other non-interest income was $6.2 million for the year ended December 31, 2023 compared to $7.8 million for the year ended December 31, 2022, a decrease of $1.6 million or 21.0%. Customer derivative products fee income was $443,000 for the year ended December 31, 2023 compared to $2.7 million for the year ended December 31, 2022, a decrease of $2.3 million. This decrease was partially offset by a $293,000 increase in cash surrender value of bank owned life insurance ("BOLI") of $2.3 million for the year ended December 31, 2023 compared to $2.1 million for the year ended December 31, 2022. The Company acquired additional BOLI policies as a result of the Inland acquisition.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2023 of $209.6 million compared to $184.1 million for the year ended December 31, 2022, an increase of $25.5 million or 13.9%. The increase was primarily due to the acquisition of Inland and related increases in salaries and employee benefits, data processing, and legal, audit and other professional fees.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2023 compared to 2022		2022 compared to 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$126,979	$118,051	$101,222	$8,928	7.6%	$16,829	16.6%
Occupancy expense, net	14,030	13,197	16,553	833	6.3%	(3,356)	(20.3)%
Equipment expense	4,478	3,791	4,059	687	18.1%	(268)	(6.6)%
Impairment charge on assets held for sale	2,000	372	12,332	1,628	NM	(11,960)	(97.0)%
Loan and lease related expenses	2,936	1,707	5,957	1,229	72.0%	(4,250)	(71.3)%
Legal, audit and other professional fees	12,946	10,357	10,198	2,589	25.0%	159	1.6%
Data processing	19,509	13,358	11,780	6,151	46.1%	1,578	13.4%
Net loss recognized on other real estate owned and other related expenses	385	708	1,078	(323)	(45.6)%	(370)	(34.3)%
Regulatory assessments	4,143	2,953	1,717	1,190	40.3%	1,236	72.0%
Other intangible assets amortization expense	6,011	6,671	7,073	(660)	(9.9)%	(402)	(5.7)%
Advertising and promotions	3,796	2,825	1,800	971	34.4%	1,025	56.9%
Telecommunications	1,447	918	1,155	529	57.6%	(237)	(20.5)%
Other non-interest expense	10,943	9,174	10,531	1,769	19.3%	(1,357)	(12.9)%
Total non-interest expense	$209,603	$184,082	$185,455	$25,521	13.9%	$(1,373)	(0.7)%

Salaries and employee benefits expense for the year ended December 31, 2023 was $127.0 million compared to $118.1 million for the year ended December 31, 2022, an increase of $8.9 million or 7.6%, primarily a result of a higher headcount, merit increases, and increased compensation associated with the Inland acquisition.

Occupancy expense for the year ended December 31, 2023 was $14.0 million compared to $13.2 million for the year ended December 31, 2022, an increase of $833,000, or 6.3%. The increase was primarily a result of increased building maintenance and depreciation due to acquired branches.

Equipment expense for the year ended December 31, 2023 was $4.5 million compared to $3.8 million for the year ended December 31, 2022, an increase of $687,000 or 18.1%. The increase was primarily a result of increased software depreciation, as we continue to invest in digital capabilities in improve customer experience and gain operational efficiencies.

Impairment charge on assets held for sale was $2.0 million for the year ended December 31, 2023 compared to $372,000 for the year ended December 31, 2022, an increase of $1.6 million. The increase was primarily a result of write-downs on assets held for sale based on fair values of properties, less estimated costs to sell.

Loan and lease related expenses for the year ended December 31, 2023 were $2.9 million compared to $1.7 million for the year ended December 21, 2022, an increase of $1.2 million, or 72.0%. The increase was due to increases in expenses related to government guaranteed loans.

Legal, audit and other professional fees for the year ended December 31, 2023 were $12.9 million compared to $10.4 million for the year ended December 31, 2022, an increase of $2.6 million or 25.0%. The increase was mainly driven by increased legal and professional services related to the Inland acquisition.

Data processing expense for the year ended December 31, 2023 was $19.5 million compared to $13.4 million for the year ended December 31, 2022, an increase of $6.2 million or 46.1% primarily due to increased data processing expenses related to the Inland acquisition, including contract termination expenses.

Regulatory assessments for the year ended December 31, 2023 were $4.1 million compared to $3.0 million for the year ended December 31, 2022, an increase of $1.2 million, or 40.3%. The increase was primarily driven by an increase in our asset size and increased DIF reserve ratio requirement. See Item 1. "Business - Supervision and Regulation - Deposit Insurance - FDIC insurance assessments, for more information on assessment rates.

Advertising and promotions for the year ended December 31, 2023 were $3.8 million compared to $2.8 million for the year ended December 31, 2022, an increase of $971,000 or 34.4%, primarily due to an increase in digital deposit advertising campaigns.

Other non-interest expense for the year ended December 31, 2023 was $10.9 million compared to $9.2 million for the year ended December 31, 2022, an increase of $1.8 million, or 19.3%. The increase was primarily due to general increased expenses associated with our increased size.

For the years ended December 31, 2023 and 2022, our efficiency ratio was 52.62% and 54.99%, respectively. The improvement in our efficiency ratio was primarily attributable to increased net interest income. For the years ended December 31, 2023 and 2022, our adjusted efficiency ratio was 49.61% and 54.70%, respectively. Please refer to the "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" included in Item 7 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $37.8 million for the year ended December 31, 2023, compared to $26.7 million for the year ended December 31, 2022. The increase in income tax expense was primarily due to increased income before provision for income taxes during 2023.

Our effective tax rate was 25.9% for the year ended December 31, 2023 and 23.3% for the year ended December 31, 2022. The increase in our effective tax rate was primarily driven by a decrease in tax benefit from share-based compensation and an increase in the state tax rate. We expect our effective tax rate for 2024 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $1.5 billion, or 20.6%, to $8.9 billion at December 31, 2023, compared to $7.4 billion at December 31, 2022. The increase in total assets includes an increase of $1.3 billion, or 23.3%, in loans and leases from $5.4 billion at December 31, 2022 to $6.7 billion at December 31, 2023. Our originated loan and lease portfolio increased by $636.3 million, and our purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio increased by $626.7 million. The increases in our originated portfolio was mostly attributed to organic loan and lease growth and the increase in our acquired portfolio was due to the Inland acquisition.

Total liabilities increased by $1.3 billion, or 19.6%, to $7.9 billion at December 31, 2023 compared to $6.6 billion at December 31, 2022. The increase is a result of an increase in total deposits of $1.5 billion, or 26.0%, primarily attributed to our acquisition and organic deposit growth, offset by lower FHLB advances.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2023 and 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities and has an average duration of 4.8 years.

Securities available-for-sale increased $168.0 million, or 14.3%, from $1.2 billion at December 31, 2022 to $1.3 billion at December 31, 2023, primarily due to purchases of securities and securities acquired in the Inland acquisition.

Our held-to-maturity securities portfolio consists of municipal securities. We carry these securities at amortized cost. Securities held-to-maturity were $1.2 million and $2.7 million at December 31, 2023 and 2022, respectively.

The fair value of our equity and other securities portfolio was $8.7 million at December 31, 2023, and $8.0 million at December 31, 2022.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$115,434	$42,430	$40,723
U.S. Government agencies	147,062	130,695	150,524	130,364
Obligations of states, municipalities, and political subdivisions	86,022	82,275	68,019	61,876
Residential mortgage-backed securities
Agency	786,970	695,803	707,157	595,796
Non-agency	122,359	100,260	130,654	106,249
Commercial mortgage-backed securities
Agency	181,452	147,204	191,172	157,030
Corporate securities	40,681	36,171	45,302	41,436
Asset-backed securities	35,857	34,638	43,085	40,957
Total	$1,516,801	$1,342,480	$1,378,343	$1,174,431

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$1,149	$2,705	$2,672
Total	$1,157	$1,149	$2,705	$2,672

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2023, we evaluated the securities in an unrealized loss position for credit losses and determined there were none. There were 285 investment securities with unrealized losses at December 31, 2023. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of December 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2023
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$83,779	4.85%	$32,619	2.79%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	57,119	2.12%	82,799	1.47%	7,144	4.04%
Obligations of states, municipalities, and political subdivisions	3,255	2.97%	20,882	3.06%	24,604	3.65%	37,281	2.34%
Residential mortgage-backed securities
Agency	—	0.00%	32,222	1.64%	55,176	1.61%	699,572	2.32%
Non-agency	—	0.00%	—	0.00%	—	0.00%	122,359	2.16%
Commercial mortgage-backed securities
Agency	—	0.00%	—	0.00%	14,152	1.68%	167,300	2.06%
Corporate securities	—	0.00%	12,129	4.50%	28,552	3.85%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	35,857	5.54%	—	0.00%
Total	$87,034	4.78%	$154,971	2.47%	$241,140	2.62%	$1,033,656	2.27%

	Maturity as of December 31, 2023
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$550	2.75%	$607	2.75%	$—	0.00%	$—	0.00%
Total	$550	2.75%	$607	2.75%	$—	0.00%	$—	0.00%

(1) The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $55.7 million at December 31, 2023, an increase of $11.9 million from December 31, 2022.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2023 and 2022.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2023 and 2022, we held $16.3 million and $28.2 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2023 and 2022.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2023 and 2022 were $6.7 billion and $5.4 billion, respectively, an increase of $1.3 billion or 23.3%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases, commercial real estate, and leasing financing receivables, as well as renewals of acquired loans that are now reflected with originated loans. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $917.3 million at December 31, 2023, an increase of $626.7 million, compared to $290.5 million at December 31, 2022. The increase in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by loans acquired in the Inland acquisition.

We strive to maintain a relatively diversified loan and lease portfolio to help reduce the risk inherent in concentration in certain types of collateral. Our exposure to certain industries as of December 31, 2023 represents the following percentages of the portfolio: 36.5% real estate, 12.5% manufacturing, 7.7% finance and insurance, 6.4% wholesale trade, 5.0% retail trade, and all other industries represent less than 5% of the portfolio or 31.9% of the total loan and lease portfolio. As of December 31, 2023, the loan portfolio included $422.8 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 16.8% retail trade, 14.0% accommodation and food services and 11.6% manufacturing. The following table shows our allocation of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,907,029	28.5%	$1,712,152	31.6%
Residential real estate	465,133	7.0%	426,226	7.9%
Construction, land development, and other land	415,162	6.2%	438,617	8.1%
Commercial and industrial	2,311,048	34.6%	2,029,855	37.5%
Paycheck Protection Program	515	0.0%	761	0.0%
Installment and other	2,919	0.0%	1,410	0.0%
Leasing financing receivables	665,239	10.0%	521,689	9.6%
Total originated loans and leases	$5,767,045	86.3%	$5,130,710	94.7%
Purchased credit deteriorated loans
Commercial real estate	$137,807	2.1%	$45,143	0.8%
Residential real estate	42,510	0.6%	32,228	0.6%
Construction, land development, and other land	25,331	0.4%	372	0.0%
Commercial and industrial	19,460	0.3%	2,192	0.0%
Installment and other	125	0.0%	140	0.0%
Total purchased credit deteriorated loans	$225,233	3.4%	$80,075	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$275,476	4.1%	$152,193	2.8%
Residential real estate	211,887	3.2%	31,508	0.6%
Construction, land development, and other land	86,344	1.3%	—	0.0%
Commercial and industrial	117,538	1.7%	24,266	0.5%
Installment and other	156	0.0%	209	0.0%
Leasing financing receivables	627	0.0%	2,297	0.0%
Total acquired non-credit-deteriorated loans and leases	$692,028	10.3%	$210,473	3.9%
Total loans and leases	$6,684,306	100.0%	$5,421,258	100.0%
Allowance for credit losses - loans and leases	$(101,686)		(81,924)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,582,620		$5,339,334

Loans collateralized by real estate comprised 53.4% and 52.4% of the loan and lease portfolio at December 31, 2023 and 2022, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of December 31, 2023 and 2022, and totaled $2.3 billion, or 65.0%, of real estate loans and 34.7% of the total loan and lease portfolio at December 31, 2023. At December 31, 2022, commercial real estate loans totaled $1.9 billion and comprised 67.3% of real estate loans and 35.2% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans increased from $45.1 million as of December 31, 2022 to $137.8 million as of December 31, 2023, as a result of the Inland acquisition. At December 31, 2023 and 2022, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 299.6% and 313.4%, respectively. Non-owner occupied commercial real estate loans were $1.0 billion and $736.7 million, or 95.9% and 86.6% of total capital, at December 31, 2023 and 2022, respectively.

Residential real estate loans totaled $719.5 million at December 31, 2023 compared to $490.0 million at December 31, 2022, an increase of $229.6 million or 46.9%. The residential real estate loan portfolio comprised 20.2% and 17.3% of real estate loans as of December 31, 2023 and 2022, respectively, and 10.8% and 9.1% of total loans and leases at December 31, 2023 and 2022, respectively. Purchased credit deteriorated residential real estate loans increased from $32.2 million as of December 31, 2022 to $42.5 million as of December 31, 2023, or 31.9%. Multifamily real estate loans were $399.3 million and $303.0 million, or 36.8% and 35.7% of total capital, at December 31, 2023 and December 31, 2022, respectively.

Construction, land development and other land loans totaled $526.8 million at December 31, 2023 compared to $439.0 million at December 31, 2022, an increase of $87.8 million or 20.0%. The construction, land development and other land loan portfolio comprised 14.8% and 15.5% of real estate loans as of December 31, 2023 and 2022, respectively, and 7.9% and 8.1% of the total loan and lease portfolio as of December 31, 2023 and 2022, respectively. The construction, land development and other land loan portfolio was 48.3% and 51.2% of total capital, at December 31, 2023 and December 31, 2022, respectively.

Commercial and industrial loans totaled $2.4 billion and $2.1 billion at December 31, 2023 and 2022, respectively, an increase of $391.7 million, or 19.1%, primarily due to the acquisition and organic growth. The commercial and industrial loan portfolio comprised 36.6% and 37.9% of the total loan and lease portfolio as of December 31, 2023 and 2022, respectively.

Lease financing receivables comprised 10.0% and 9.7% of the loan and lease portfolio as of December 31, 2023 and 2022, respectively. Total lease financing receivables were $665.9 million and $524.0 million at December 31, 2023 and 2022, respectively, an increase of $141.9 million, or 27.1%.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2023 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$108,341	$199,445	$728,047	$322,199	$253,912	$129,161	$9,341	$156,583	$1,907,029
Residential real estate	13,810	34,762	155,612	81,806	25,686	90,274	60,422	2,761	465,133
Construction, land development, and other land	625	156,773	43,057	190,130	20,404	4,021	152	—	415,162
Commercial and industrial	34,136	454,177	352,251	1,029,222	148,811	251,485	30,918	10,048	2,311,048
Paycheck Protection Program	—	—	515	—	—	—	—	—	515
Installment and other	244	—	840	1,633	202	—	—	—	2,919
Leasing financing receivables	16,777	—	586,846	—	61,616	—	—	—	665,239
Total originated loans and leases	$173,933	$845,157	$1,867,168	$1,624,990	$510,631	$474,941	$100,833	$169,392	$5,767,045
Purchased credit deteriorated loans
Commercial real estate	$41,339	$17,623	$38,187	$25,107	$4,569	$10,721	$129	$132	$137,807
Residential real estate	8,591	242	17,482	582	6,192	414	5,610	3,397	42,510
Construction, land development, and other land	—	25,318	13	—	—	—	—	—	25,331
Commercial and industrial	34	1,473	8,452	2,837	—	6,664	—	—	19,460
Installment and other	5	—	20	—	100	—	—	—	125
Total purchased credit deteriorated loans	$49,969	$44,656	$64,154	$28,526	$10,861	$17,799	$5,739	$3,529	$225,233
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$22,317	$14,937	$153,812	$27,610	$15,381	$23,000	$2,495	$15,924	$275,476
Residential real estate	5,201	3,709	48,286	12,489	24,293	9,958	6,022	101,929	211,887
Construction, land development, and other land	—	26,065	10,296	33,892	—	—	16,091	—	86,344
Commercial and industrial	1,325	6,928	36,685	10,458	59,379	2,566	—	197	117,538
Installment and other	32	—	124	—	—	—	—	—	156
Leasing financing receivables	399	—	228	—	—	—	—	—	627
Total acquired non-credit- deteriorated loans and leases	$29,274	$51,639	$249,431	$84,449	$99,053	$35,524	$24,608	$118,050	$692,028
Total loans and leases	$253,176	$941,452	$2,180,753	$1,737,965	$620,545	$528,264	$131,180	$290,971	$6,684,306

As of December 31, 2023, 47.7% of the loan and lease portfolio bears interest at fixed rates and 52.3% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $101.7 million at December 31, 2023 compared to $81.9 million at December 31, 2022, an increase of $19.8 million, or 24.1%. The increase was primarily due to acquired loans as a result of the Inland acquisition and an increase in specific reserves to loans individually evaluated for impairment. Total ACL to total loans and leases held for investment, net before ACL was 1.52% and 1.51% of total loans and leases at December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately $34.4 million of the ACL was allocated to unguaranteed loans in our government lending portfolio.

The following table presents an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision for PCD loans	(1,319)	(432)	101	414	(1)	—	(1,237)
Provision for acquired non-credit-deteriorated loans	(1,666)	340	606	181	1	(31)	(569)
Provision for originated loans	10,222	(310)	(1,032)	22,807	11	2,328	34,026
Total provision	$7,237	$(402)	$(325)	$23,402	$11	$2,297	$32,220
Charge-offs for PCD loans	(1,229)	—	—	—	—	—	(1,229)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(8,500)	(21)	—	(15,411)	(3)	(2,437)	(26,372)
Total charge-offs	$(9,729)	$(21)	$—	$(15,411)	$(3)	$(2,437)	$(27,601)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	1,438	118	—	2,293	4	694	4,547
Total recoveries	$1,438	$118	$—	$2,293	$4	$694	$4,547
Net charge-offs (recoveries)	(8,291)	97	—	(13,118)	1	(1,743)	(23,054)
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Ending ACL balances
PCD loans	$6,833	$902	$211	$2,069	$1	$—	$10,016
Acquired non-credit-deteriorated loans	2,070	636	607	1,410	2	3	4,728
Originated loans	24,334	1,957	2,088	50,303	33	8,227	86,942
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Loans individually evaluated for impairment	$12,361	$—	$—	$14,880	$—	$—	$27,241
Loans collectively evaluated for impairment	20,876	3,495	2,906	38,902	36	8,230	74,445
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Loans and leases ending balances
Loans individually evaluated for impairment	$64,339	$3,593.00	$813.00	$44,749	$—	$—	$113,494
Loans collectively evaluated for impairment	2,255,973	715,937	526,024	2,403,812	3,200	665,866	6,570,812
Total loans at December 31, 2023, gross	$2,320,312	$719,530	$526,837	$2,448,561	$3,200	$665,866	$6,684,306
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.02%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.12%	0.00%	0.00%	0.22%	0.00%	0.02%	0.36%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.96%	0.05%	0.01%	0.67%	0.00%	0.00%	1.70%
Loans collectively evaluated for impairment	33.75%	10.70%	7.87%	35.96%	0.05%	9.96%	98.30%
Total	34.71%	10.75%	7.88%	36.63%	0.05%	9.96%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2021	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Impact of Adopting CECL - PCD	(303)	353	120	(207)	—	—	(37)
Impact of Adopting CECL - Non-credit-deteriorated	1,909	124	—	(279)	1	39	1,794
Impact of Adopting CECL - Originated	4,761	570	1,071	1,739	8	2,262	10,411
Total impact Day 1 CECL adoption	$6,367	$1,047	$1,191	$1,253	$9	$2,301	$12,168
Provision for PCD loans	(753)	(495)	(56)	(281)	(18)	—	(1,603)
Provision for acquired non-credit-deteriorated loans	(1,517)	321	1	(1,243)	(1)	(282)	(2,721)
Provision for originated loans	7,522	1,082	1,530	13,526	10	3,328	26,998
Total provision	$5,252	$908	$1,475	$12,002	$(9)	$3,046	$22,674
Charge-offs for PCD loans	(195)	(945)	(94)	(7)	(4)	—	(1,245)
Charge-offs for acquired non-credit deteriorated loans	(6)	(174)	—	(72)	—	(28)	(280)
Charge-offs for originated loans	(3,634)	(90)	—	(5,299)	(3)	(1,444)	(10,470)
Total charge-offs	$(3,835)	$(1,209)	$(94)	$(5,378)	$(7)	$(1,472)	$(11,995)
Recoveries for PCD loans	592	755	40	177	22	—	1,586
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	257	257
Recoveries for originated loans	768	11	—	705	—	738	2,222
Total recoveries	$1,360	$766	$40	$882	$22	$995	$4,065
Net charge-offs (recoveries)	(2,475)	(443)	(54)	(4,496)	15	(477)	(7,930)
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Ending ACL Balances
PCD loans	$1,151	$674	$13	$46	$2	$—	$1,886
Acquired non-credit-deteriorated loans	3,736	296	1	1,229	1	34	5,297
Originated loans	21,175	2,170	3,120	40,613	21	7,642	74,741
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Loans individually evaluated for impairment	$6,102	$—	$265	$8,971	$—	$—	$15,338
Loans collectively evaluated for impairment	19,960	3,140	2,869	32,917	24	7,676	66,586
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Loans and leases ending balances
Loans individually evaluated for impairment	$37,959	$879	$5,541	$47,846	$—	$—	$92,225
Loans collectively evaluated for impairment	1,871,529	489,083	433,448	2,009,228	1,759	523,986	5,329,033
Total loans at December 31, 2022, gross	$1,909,488	$489,962	$438,989	$2,057,074	$1,759	$523,986	$5,421,258
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	(0.01)%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.01)%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.06%	0.00%	0.00%	0.09%	0.00%	0.01%	0.16%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.70%	0.02%	0.10%	0.88%	0.00%	0.00%	1.70%
Loans collectively evaluated for impairment	34.52%	9.01%	8.00%	37.06%	0.03%	9.67%	98.30%
Total	35.22%	9.03%	8.10%	37.94%	0.03%	9.67%	100.00%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2023 and 2022 totaled $64.1 million and $36.0 million, respectively. Non-performing assets consisted of $4.2 million and $2.2 million of U.S. government guaranteed balances at December 31, 2023 and 2022, respectively.

Total OREO decreased from $4.7 million as of December 31, 2022 to $1.2 million at December 31, 2023. The $3.5 million decrease in OREO resulted primarily from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2023	December 31, 2022
Non-performing assets:
Non-accrual loans and leases(1)(2)	$64,107	$36,027
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	64,107	36,027
Other real estate owned	1,200	4,717
Total non-performing assets	$65,307	$40,744
Total non-performing loans and leases as a percentage of total loans and leases	0.96%	0.66%
Total non-accrual loans and leases as a percentage of total loans and leases	0.96%	0.66%
Total non-performing assets as a percentage of total assets	0.74%	0.55%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	158.62%	227.40%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	158.62%	227.40%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$4,154	$2,225
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$4,154	$2,225
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.90%	0.62%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.62%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.69%	0.52%
(1)
Includes $406,000 of non-accrual loan modifications as of December 31, 2023 and $1.6 million of non-accrual restructured loans at December 31, 2022.
(2)
For the year ended December 31, 2023 and 2022, $4.5 million and $2.1 million, respectively, in interest income would have been recorded had non-accrual loans been current.

Total non-accrual loans increased by $28.1 million between December 31, 2023 and 2022 primarily due to increases in non-accrual commercial real estate and commercial and industrial loans.

Total accruing loans past due increased from $15.4 million at December 31, 2022 to $36.1 million at December 31, 2023, an increase of $20.7 million, and can be primarily attributed to increases in commercial and industrial loans, residential real estate, commercial real estate and construction, land development, and other land loans. Refer to Note 5 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

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

Total deposits at December 31, 2023 were $7.2 billion, representing an increase of $1.5 billion, or 26.0%, compared to $5.7 billion at December 31, 2022. Non-interest-bearing deposits were $1.9 billion, or 26.6% of total deposits, at December 31, 2023, a decrease of $232.8 million, or 10.9%, compared to $2.1 billion at December 31, 2022, or 37.6% of total deposits. Core deposits were 87.0% and 92.7% of total deposits at December 31, 2023 and 2022, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,965,663	0.00%	$2,236,615	0.00%
Interest checking	574,335	1.60%	593,903	0.60%
Money market accounts	1,802,675	2.99%	1,357,371	0.77%
Savings	585,820	0.15%	658,968	0.10%
Time deposits (below $100,000)	808,882	4.09%	315,172	0.85%
Time deposits ($100,000 and above)	659,954	3.69%	376,478	0.64%
Total	$6,397,329	1.90%	$5,538,506	0.36%

Our average cost of deposits was 190 basis points during the year ended December 31, 2023 compared to 36 basis points during the year ended December 31, 2022. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest-bearing deposits, both related to the deposit flows and impact of the Inland acquisition. The ratio of our average non-interest-bearing deposits to total average deposits was 30.7% as of December 31, 2023 compared to 40.4% as of December 31, 2022.

There were $480.0 million and $251.5 million of brokered deposits included in Time deposits of below $100,000 at December 31, 2023 and 2022, respectively. Brokered deposits were 6.7% and 4.4% of total deposits as of December 31, 2023 and 2022, respectively. The increase to brokered deposits was due to increases in funding requirements.

The following table shows time deposits by remaining maturity, and includes the uninsured portion related to such time deposits as of December 31, 2023 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$524,041	$75,677	$599,718	$19,927
Over three months through six months	402,857	104,417	507,274	35,917
Over six months through 12 months	554,677	169,859	724,536	60,609
Over 12 months	38,507	14,917	53,424	6,417
Total	$1,520,082	$364,870	$1,884,952	$122,870

Total estimated uninsured deposits were $1.9 billion and $1.6 billion as of December 31, 2023 and 2022.

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans, and securities. At December 31, 2023 and 2022, we had maximum available borrowing capacity from the FHLB of $2.8 billion and $1.9 billion, respectively, subject to the availability of collateral.

At December 31, 2023, fixed-rate advances totaled $75.0 million, with an interest rate of 5.45% and maturity of January 2024. Total variable rate advances were $250.0 million at December 31, 2023, with an interest rate of 5.59% that may reset daily and mature in March 2024. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities in the consolidated financial statements included in Part II, Item 8 of this report, for additional discussion. The Bank’s maximum FHLB borrowing capacity is limited to 35% of total assets.

We have the capacity to borrow funds from the discount window of the FRB. We did not utilize the discount window during 2023 and there were no borrowings outstanding under the FRB discount window line as of December 31, 2023. We pledge loans as collateral for any borrowings under the FRB discount window.

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

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the bank pledges securities to FBR Chicago as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP are prepayable at any time without a prepayment penalty.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—	$—
Maximum outstanding at any month-end period during the year	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$435,264	$436,618	$227,408
Maximum outstanding at any month-end period during the year	675,000	735,000	490,000
Balance outstanding at end of period	325,000	625,000	490,000
Weighted average interest rate during period	3.48%	2.07%	0.22%
Weighted average interest rate at end of period	5.56%	4.33%	0.27%
Federal funds purchased:
Average balance outstanding	$685	$630	$—
Maximum outstanding at any month-end period during the year	—	45,000	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	5.30%	2.32%	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Paycheck Protection Program Liquidity Facility
Average balance outstanding	$—	$—	$265,922
Maximum outstanding at any month-end period during the year	—	—	439,066
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	0.35%
Weighted average interest rate at end of period	N/A	N/A	—
Term loan
Average balance outstanding	$9,557	$—	$—
Maximum outstanding at any month-end period during the year	20,000	—	—
Balance outstanding at end of period	18,333	—	—
Weighted average interest rate during period	7.63%	N/A	N/A
Weighted average interest rate at end of period	7.64%	N/A	N/A
Revolving line of credit:
Average balance outstanding	$6,545	$—	$—
Maximum outstanding at any month-end period during the year	15,000	—	—
Balance outstanding at end of period	11,250	—	—
Weighted average interest rate during period	7.72%	N/A	N/A
Weighted average interest rate at end of period(1)	7.39%	N/A	N/A
(1)
We amended our existing revolving credit agreement with a correspondent lender in May 2023, which extended the maturity date to May 2024. The amended revolving line of credit bears interest at either the SOFR Rate plus 205 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. See "Liquidity" below for further information regarding the revolving line of credit.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase were $40.6 million at December 31, 2023, compared to $15.4 million at December 31, 2022 an increase of $25.2 million.

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

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see "Consolidated Statements of Cash Flows" in our audited consolidated financial statements contained in Item 8 of this report.

As of December 31, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $3.1 billion and $866.5 million from the FRB. As of December 31, 2023, Byline Bank had open advances from the FHLB of $325.0 million and open letters of credit of $19.7 million, providing available aggregate borrowing capacity of $1.6 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million at December 31, 2023.

As of December 31, 2022, Byline Bank had maximum borrowing capacity from the FHLB of $2.5 billion and $804.6 million from the FRB. As of December 31, 2022, Byline Bank had open advances from the FHLB of $625.0 million and open letters of credit of $13.5 million, providing available aggregate borrowing capacity of $1.0 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million at December 31, 2022.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 26, 2024. The revolving line of credit bears interest at either SOFR plus 205 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2023, the outstanding balance was $11.3 million. At December 31, 2022 the line of credit had no outstanding balance.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. Refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

As of December 31, 2023, we had outstanding commitments to extend credit of $2.4 billion, primarily related to unused credit lines and $14.3 million of commitments under operating lease agreements. For additional information regarding future financial commitments, refer to Notes 9 and 16 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next 12 months.

Capital resources

Stockholders’ equity at December 31, 2023 was $990.2 million compared to $765.8 million at December 31, 2022, an increase of $224.3 million, or 29.3%. The increase was primarily due to increased retained earnings due to net income, and a reduction in our accumulated other comprehensive loss, net of tax on our AFS securities portfolio.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the "leverage ratio"), as defined under these capital requirements. For further information, see Item 1. "Business—Supervision and Regulation—Regulatory Capital Requirements", "Business—Supervision and Regulation—Prompt Corrective Action Framework" and Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

As of December 31, 2023, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized". There have been no conditions or events since December 31, 2023 that management believes have changed Byline Bank’s classifications.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2053. Variable rate loan commitments have interest rates ranging from 4.00% to 18.50% and maturities up to 2049.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Refer to Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2023 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2023
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$37,475	$—
Other interest rate derivatives—pay fixed, receive floating	706,126	19,447	(19,345)
Other credit derivatives	3,602	1	—

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

Our management of interest rate risk is overseen by our Board of Directors and management asset liability committees based on a risk management infrastructure approved by our Board of Directors that outline reporting and measurement requirements. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit lives based on historical analysis and the targeted investment term of capital. The committees closely monitor our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of December 31, 2023, we had a notional amount of $1.4 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

Evaluation of Interest Rate Risk

We evaluate interest rate risk through the use of two different models: net interest income ("NII") simulations and economic value of equity ("EVE") simulations. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income based on a variety of assumptions. Changes in assumptions may significantly alter the results of our simulations.

We use an NII simulation model to measure and evaluate potential changes in our net interest income. We run various hypothetical interest rate scenarios at least quarterly and compare these results against a scenario with no changes in interest rates. Our NII simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) asset prepayment speed assumptions, (2) predefined credit spreads for both investment securities and loans, (3) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, and (4) the effect of interest rate limitations in our assets, such as floors and caps. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

We use an EVE simulation to analyze the Company's long-term view of interest rate risk as it analyzes the Company's future cash flows. EVE is defined as the present value of the Company's assets, less the present value of its liabilities, adjusted for off-balance sheet items, with the results showing a theoretical change in the economic value of stockholders' equity as interest rates change. Our EVE simulation model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) asset prepayment speed assumptions, (2) deposit decay rate assumptions, (3) predefined credit spreads for both investment securities and loans (4) re-pricing characteristics for market-rate-sensitive instruments on and off balance sheet, (5) amortization schedule, and (6) discount rates associated with the products on balance sheet.

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2023 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Year ending December 31		As of
Basis Point Change in Interest Rates	2024	2025	December 31, 2023
+300	9.8%	13.4%	(13.1)%
+200	6.5%	8.8%	(8.9)%
+100	3.2%	4.4%	(4.5)%
-100	(3.3)%	(4.6)%	3.7%
-200	(7.3)%	(10.2)%	6.3%
-300	(11.1)%	(15.4)%	7.7%

For the dynamic balance sheet and rate shift scenarios, we assume a balance sheet that reflects management's growth outlook and interest rates follow a forward yield curve. The shocks are defined as gradual shifts up and down it by 1/12th of the total change in rates each month for 12 months. For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 2.9% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.7% and 5.4% increases to net interest income, respectively, over the next 12 months.

The Bank's aggregate interest rate risk exposure is monitored and managed based on the economic outlook and under guidance of board-approved policy limits. The results of the simulations are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted, including: the timing, magnitude, and frequency of interest rate changes, changes in market conditions, depositor behavior changes, and management strategies.

Item 8. Financial Statements and Supplementary Data.

BYLINE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022, and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans and Leases – Identifying Loans to be Individually Evaluated, Loan Risk Ratings, Reasonable and Supportable Forecasts and Qualitative Factors

As described in Note 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases was $101.7 million as of December 31, 2023, and consists of both a historical credit loss experience component and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans and leases is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net carrying value expected to be collected on such loans and leases and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan and lease portfolio as of the balance sheet date.

We identified management’s risk rating of loans, identification of loans to be individually evaluated, the reasonable and supportable forecasts, and the estimate of qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history, and the selection of the methodology and economic variables and forecast scenarios utilized, as a critical audit matter. In estimating the allowance for credit losses on loans and leases, the Company utilizes relevant information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers loan-specific risk characteristics for each loan and lease segment, identifies loans to be individually evaluated, and estimates losses for each loan and lease segment based upon their nature, historical experience, and risk profile. This process requires significant management judgment in the review of the loan and lease portfolio and identification of individually evaluated loans based upon the characteristics of loans and leases. In addition, estimation of the lifetime expected credit losses for loans and leases requires significant management judgment, particularly as it relates to forward-looking information through the use of qualitative risk factors and peer data applied over the forecasted life of the loans and leases. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses for loans and leases, including controls over the review of loans and leases and identification of individually evaluated loans, evaluation of the qualitative and forecast factors, model development and validation, and selection and application of accounting policies, and disclosures.

•
Evaluating the appropriateness of the Company’s models, assumptions and elections involved, the economic variables selected based on the correlation to historical charge-offs, and the forecasting assumptions used in the reasonable and supportable forecast adjustment.

•
Evaluating the appropriateness of the Company’s loan and lease risk rating policy and testing a risk-based targeted selection of loans and leases to gain substantive evidence that the Company is appropriately classifying loans and leases by risk category, and identifying loans and leases to be individually evaluated in accordance with its policies, and that the allowance for credit losses on those loans and leases is reasonable.

•
Evaluating the reasonableness and appropriateness of the estimated qualitative risk factor adjustments utilized by management in forming the loss estimate by comparing the qualitative adjustments to relevant external data, including historical trends.

•
Testing the mathematical accuracy and computation of the allowance for credit losses for loans and leases by reperforming or independently calculating significant elements of the allowance, including quantitative historical loss factors applied to the loan and lease segments based on risk ratings and utilizing relevant source documents, including the completeness and accuracy of the data used in the calculation. Additionally, testing the accuracy of the impact of forecasting assumptions used in the reasonable and supportable forecast adjustment.

•
Evaluating the accuracy and completeness of the Company’s disclosures in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

Business Combination – Inland Bancorp, Inc. acquired loans and core deposit intangible valuation

As discussed in Note 1 and Note 3 to the consolidated financial statements, on July 1, 2023, the Company completed the acquisition of Inland Bancorp, Inc. (Inland). Total merger consideration, including cash and stock transactions, was $138.9 million. The fair value of total assets acquired as a result of the merger totaled $1.2 billion, with the fair value of loans totaling $808.0 million before an allowance for credit losses adjustment of $10.6 million related to purchased credit deteriorated loans. The overall transaction resulted in the recognition of $33.4 million of goodwill. The merger was accounted for using the acquisition method of accounting in which assets, liabilities, and consideration exchanged were recorded at their respective fair values at the merger date. To estimate the fair value of the acquired loans, the Company utilized a discounted cash flow methodology that involved assumptions and judgments as to principal default and loss rates, prepayment rates, and market discount rates. The acquired loans were recorded at fair value at the acquisition date without carryover of Inland’s previously established allowance for credit losses. The fair value adjustment to acquired loans was a reduction to the carrying amount of $62.1 million. To estimate the fair value of the core deposit intangible, the Company utilized a discounted economic benefit methodology that involved assumptions such as deposit runoff rates, cost of deposits, cost of alternative funds, and a discount rate applied. The fair value of the core deposit intangible recorded was $17.3 million.

We identified the valuation of acquired loans and the valuation of the core deposit intangible as critical audit matters because of the judgment necessary by management to identify purchased loans with deteriorated credit quality since acquisition and to determine the fair value of the loan portfolio acquired and the fair value of the core deposit intangible recorded, and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s significant estimates and assumptions, including using individuals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design, implementation and operating effectiveness of controls relating to the completeness and accuracy of acquired loan and deposit level data, and the fair value estimate of acquired loans and the core deposit intangible, including significant assumptions and methods utilized in the respective calculations.

•
Testing the completeness and accuracy of acquired loan and deposit level data used in the fair value estimate calculations.

•
Testing the completeness and accuracy of loans identified as purchase credit deteriorated since origination and evaluating identification criteria utilized by management.

•
Utilizing our internal valuation specialists to:
o
Test management’s approach to the fair value estimates for reasonableness.
o
Validate the reasonableness of assumptions utilized in the determination of the fair value of acquired loans and core deposit intangible, including the principal default and loss rates, prepayment rates, market discount rates assumptions, and deposit rate and decay assumptions.
o
Independently estimate the fair value of the acquired loans and core deposit intangible and compare it to the fair value recorded by management.

/s/ Moss Adams LLP

Portland, Oregon

March 4, 2024

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2023 AND 2022

(dollars in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$60,431	$62,274
Interest bearing deposits with other banks	165,705	117,079
Cash and cash equivalents	226,136	179,353
Equity and other securities, at fair value	8,743	7,989
Securities available-for-sale, at fair value (amortized cost at December 31, 2023—$1,516,801; December 31, 2022—$1,378,343)	1,342,480	1,174,431
Securities held-to-maturity, at amortized cost (fair value at December 31, 2023—$1,149; December 31, 2022—$2,672)	1,157	2,705
Restricted stock, at cost	16,304	28,202
Loans held for sale	18,005	47,823
Loans and leases:
Loans and leases	6,684,306	5,421,258
Allowance for credit losses - loans and leases	(101,686)	(81,924)
Net loans and leases	6,582,620	5,339,334
Servicing assets, at fair value	19,844	19,172
Accrued interest receivable	43,922	29,815
Premises and equipment, net	66,627	56,798
Operating lease right-of-use asset	12,474	11,352
Assets held for sale	4,484	8,673
Other real estate owned, net	1,200	4,717
Goodwill	181,705	148,353
Other intangible assets, net	21,773	10,534
Bank-owned life insurance	96,900	82,093
Deferred tax assets, net	50,058	68,213
Due from counterparty	35,277	11,569
Other assets	152,258	131,815
Total assets	$8,881,967	$7,362,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,905,876	$2,138,645
Interest-bearing deposits:
Interest bearing checking, savings accounts, and money market accounts	3,386,171	2,633,549
Time deposits	1,884,952	922,927
Total deposits	7,176,999	5,695,121
Federal Home Loan Bank advances	325,000	625,000
Term loan	18,333	—
Line of credit	11,250	—
Subordinated notes, net	73,866	73,691
Securities sold under agreements to repurchase	40,607	15,399
Junior subordinated debentures issued to capital trusts, net	70,452	37,338
Accrued interest payable	22,233	4,494
Operating lease liability	14,268	14,391
Accrued expenses and other liabilities	138,808	131,691
Total liabilities	7,891,816	6,597,125
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 24)
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized	—	—
Common stock, voting $0.01 par value at December 31, 2023 and 2022; 150,000,000 shares authorized; 45,714,241 shares issued at December 31, 2023 and 39,518,702 shares issued at December 31, 2022	451	389
Additional paid-in capital	710,488	598,297
Retained earnings	429,036	335,794
Treasury stock at cost, 1,950,185 shares at December 31, 2023 and 2,025,927 shares at December 31, 2022	(49,707)	(51,114)
Accumulated other comprehensive loss, net of tax	(100,117)	(117,550)
Total stockholders’ equity	990,151	765,816
Total liabilities and stockholders’ equity	$8,881,967	$7,362,941

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(dollars in thousands, except per share data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$440,984	$273,412	$222,993
Interest on taxable securities	27,404	21,946	19,694
Interest on tax-exempt securities	3,397	3,444	3,907
Other interest and dividend income	7,693	2,757	2,332
Total interest and dividend income	479,478	301,559	248,926
INTEREST EXPENSE
Deposits	121,436	19,796	4,502
Other borrowings	17,161	9,322	1,663
Subordinated notes and debentures	10,260	7,111	6,374
Total interest expense	148,857	36,229	12,539
Net interest income	330,621	265,330	236,387
PROVISION FOR CREDIT LOSSES	31,653	23,879	973
Net interest income after provision for credit losses	298,968	241,451	235,414
NON-INTEREST INCOME
Fees and service charges on deposits	9,211	8,152	7,254
Loan servicing revenue	13,503	13,479	12,693
Loan servicing asset revaluation	(5,089)	(11,743)	(6,658)
ATM and interchange fees	4,462	4,437	4,476
Net gains on sales of securities available-for-sale	—	50	1,435
Change in fair value of equity securities, net	1,071	(603)	(62)
Net gains on sales of loans	22,805	31,899	46,274
Wealth management and trust income	4,158	3,807	3,069
Other non-interest income	6,194	7,836	5,772
Total non-interest income	56,315	57,314	74,253
NON-INTEREST EXPENSE
Salaries and employee benefits	126,979	118,051	101,222
Occupancy expense, net	14,030	13,197	16,553
Equipment expense	4,478	3,791	4,059
Impairment charge on assets held for sale	2,000	372	12,332
Loan and lease related expenses	2,936	1,707	5,957
Legal, audit, and other professional fees	12,946	10,357	10,198
Data processing	19,509	13,358	11,780
Net loss recognized on other real estate owned and other related expenses	385	708	1,078
Regulatory assessments	4,143	2,953	1,717
Other intangible assets amortization expense	6,011	6,671	7,073
Advertising and promotions	3,796	2,825	1,800
Telecommunications	1,447	918	1,155
Other non-interest expense	10,943	9,174	10,531
Total non-interest expense	209,603	184,082	185,455
INCOME BEFORE PROVISION FOR INCOME TAXES	145,680	114,683	124,212
PROVISION FOR INCOME TAXES	37,802	26,729	31,427
NET INCOME	107,878	87,954	92,785
Dividends on preferred shares	—	196	783
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$107,878	$87,758	$92,002
EARNINGS PER COMMON SHARE
Basic	$2.69	$2.37	$2.45
Diluted	$2.67	$2.34	$2.40

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(dollars in thousands)	2023	2022	2021
Net income	$107,878	$87,954	$92,785
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	29,591	(191,922)	(39,290)
Reclassification adjustments for net gains included in net income	—	(50)	(1,435)
Tax effect	(7,974)	51,226	11,254
Net of tax	21,617	(140,746)	(29,471)
Cash flow hedges
Unrealized holding gains arising during the period	9,605	43,977	4,140
Reclassification adjustments for net (gains) losses included in net income	(15,336)	(1,022)	148
Tax effect	1,547	(11,457)	(1,166)
Net of tax	(4,184)	31,498	3,122
Total other comprehensive income (loss)	17,433	(109,248)	(26,349)
Comprehensive income (loss)	$125,311	$(21,294)	$66,436

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2021	10,438	$10,438	38,618,054	$384	$587,165	$191,098	$(1,668)	$18,047	$805,464
Net income	—	—	—	—	—	92,785	—	—	92,785
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(26,349)	(26,349)
Issuance of common stock upon, exercise of stock options, net	—	—	115,897	1	1,355	—	100	—	1,456
Restricted stock activity, net	—	—	258,458	1	(1)	—	(1,135)	—	(1,135)
Issuance of common stock in connection with employee stock purchase plan	—	—	53,202	1	1,216	—	—	—	1,217
Cash dividends declared on preferred stock	—	—	—	—	—	(783)	—	—	(783)
Cash dividends declared on common stock ($0.30 per share)	—	—	—	—	—	(11,424)	—	—	(11,424)
Repurchases of common stock	—	—	(1,331,708)	—	—	—	(28,867)	—	(28,867)
Share-based compensation expense	—	—	—	—	4,018	—	—	—	4,018
Balance, December 31, 2021	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	87,954	—	—	87,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(109,248)	(109,248)
Issuance of common stock upon exercise of stock options, net	—	—	224,640	—	(592)	—	(1,996)	—	(2,588)
Restricted stock activity, net	—	—	195,127	2	(197)	—	(1,400)		(1,595)
Issuance of common stock in connection with employee stock purchase plan	—	—	48,173	—	(1)	—	1,126	—	1,125
Cumulative-effect adjustment (ASU 2016-13)	—	—	—	—	—	(10,097)	—	—	(10,097)
Redemption of Series B Preferred Stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(13,543)	—	—	(13,543)
Repurchases of common stock	—	—	(689,068)	—	—	—	(17,274)	—	(17,274)
Share-based compensation expense	—	—	—	—	5,334	—	—	—	5,334
Balance, December 31, 2022	—	$—	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	—	—	107,878	—	—	107,878
Other comprehensive income, net of tax	—	—	—	—	—	—	—	17,433	17,433
Issuance of common stock upon exercise of stock options, net	—	—	59,153	1	658	—	—	—	659
Restricted stock activity, net	—	—	206,193	2	(2,140)	—	(113)	—	(2,251)
Issuance of common stock in connection with employee stock purchase plan	—	—	73,612	—	—	—	1,520	—	1,520
Issuance of common stock due to business combination, net of issuance costs	—	—	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(14,636)	—	—	(14,636)
Share-based compensation expense	—	—	—	—	6,715	—	—	—	6,715
Balance, December 31, 2023	—	$—	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,878	$87,954	$92,785
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	31,653	23,879	973
Impairment loss on premises and equipment	—	—	2,227
Impairment loss on right-of-use asset	395	—	1,872
Impairment loss on assets held for sale	2,000	372	12,332
Depreciation and amortization of premises and equipment	4,529	4,288	5,991
Net amortization of securities	894	4,272	8,315
Net change in fair value of equity securities, net	(1,071)	603	62
Net gains on sales of securities available-for-sale	—	(50)	(1,435)
Net losses (gains) on sales and valuation adjustments of premises and equipment	(723)	297	(313)
Net gains on sales of loans	(22,805)	(31,899)	(46,274)
Originations of U.S. government guaranteed loans	(331,923)	(360,454)	(452,803)
Proceeds from U.S. government guaranteed loans sold	360,943	417,849	493,823
Accretion of premiums and discounts on acquired loans, net	(16,726)	(4,555)	(6,451)
Net change in servicing assets	(672)	4,572	(1,702)
Net losses on sales and valuation adjustments of other real estate owned	508	247	524
Net amortization of other acquisition accounting adjustments	7,983	6,671	6,999
Amortization of subordinated debt issuance cost	175	174	175
Accretion of junior subordinated debentures discount	453	432	455
Share-based compensation expense	6,715	5,334	4,018
Deferred tax provision (benefit)	26,578	25,564	(60)
Increase in cash surrender value of bank owned life insurance	(2,345)	(2,052)	(1,481)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,061)	(74,591)	(30,442)
Accrued interest payable and other liabilities	(7,311)	111,426	(15,164)
Net cash provided by operating activities	166,067	220,333	74,426
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(185,527)	(104,083)	(645,461)
Proceeds from maturities and calls of securities available-for-sale	11,161	26,750	46,837
Proceeds from paydowns of securities available-for-sale	101,396	139,383	338,943
Proceeds from sales of securities available-for-sale	163,649	23,293	295,597
Proceeds from maturities and calls of securities held-to-maturity	1,545	1,170	500
Redemptions (purchases) of Federal Home Loan Bank stock, net	14,956	(6,200)	(11,495)
Proceeds from other loans sold	6,750	—	3,964
Net change in loans and leases	(460,262)	(900,334)	(207,769)
Purchases of premises and equipment	(3,861)	(3,633)	(2,236)
Proceeds from sales of premises and equipment	—	28	296
Proceeds from sales of assets held for sale	2,538	3,277	9,040
Proceeds from sales of other real estate owned	3,580	491	4,285
Investment in bank owned life insurance	—	—	(68,549)
Net cash received in acquisition of a business	7,834	—	—
Net cash used in investing activities	(336,241)	(819,858)	(236,048)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(dollars in thousands)	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$515,415	$540,074	$403,090
Proceeds from short-term borrowings	17,695,200	22,269,500	13,337,000
Repayments of short-term borrowings	(18,035,200)	(22,134,500)	(13,081,000)
Proceeds from revolving line of credit	15,000	—	—
Repayments of revolving line of credit	(3,750)	—	—
Proceeds from term loan	20,000	—	—
Repayments of term loan	(1,667)	—	—
Proceeds from Paycheck Protection Program Liquidity Facility	—	—	196,679
Repayments of Paycheck Protection Program Liquidity Facility	—	—	(568,586)
Net change in securities sold under agreements to repurchase	24,753	(14,324)	(12,271)
Dividends paid on preferred stock	—	(196)	(783)
Dividends paid on common stock	(14,585)	(13,401)	(11,269)
Proceeds from issuance of common stock	1,791	1,506	2,140
Redemption of preferred stock	—	(10,438)	—
Repurchase of common stock	—	(17,274)	(28,867)
Net cash provided by financing activities	216,957	620,947	236,133
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,783	21,422	74,511
CASH AND CASH EQUIVALENTS, beginning of period	179,353	157,931	83,420
CASH AND CASH EQUIVALENTS, end of period	$226,136	$179,353	$157,931
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$128,636	$31,181	$13,051
Cash payments during the period for taxes	$12,244	$28,652	$34,824
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from equity securities to other assets	$—	$2,236	$—
Transfer of loans to other real estate owned	$571	$3,343	$436
Right of use asset exchanged for operating lease liabilties	$4,786	$3,006	$5,141
Common stock issued due to acquisition of a business	$107,107	$—	$—
Common dividend declared, not paid	$51	$142	$155
Common share withholding	$2,251	$4,733	$—
Total assets acquired from acquisition	$1,160,491	$—	$—
Value ascribed to goodwill	$33,352	$—	$—
Total liabilities assumed from acquisition	$1,054,929	$—	$—

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the "Company," "we," "us," "our") is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the "Bank"). The Bank originates commercial, commercial real estate and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 47 Chicago metropolitan area and one Wauwatosa, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. The Bank also provides wealth management services. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System (the "FRB"), the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the FRB.

The Bank is a participant in the Small Business Administration ("SBA") and the United States Department of Agriculture ("USDA") (collectively referred to as "U.S. government guaranteed loans") lending programs and originates U.S. government guaranteed loans.

The Bank engages in short‑term direct financing lease contracts through BFG Corporation, doing business as Byline Financial Group ("BFG"), a wholly‑owned subsidiary of the Bank. BFG is located in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Florida, Michigan, New Jersey and New York.

Subsequent events—No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements. In the first quarter of 2024, we announced plans to consolidate two branches during the second quarter of 2024. We expect these consolidations to generate approximately $1.1 million of annual cost savings and anticipate charges of $1.5 million in the first half of 2024.

Basis of financial statement presentation and consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purposes of issuing trust preferred securities and related trust common securities. Refer to Note 14—Subordinated Notes and Junior Subordinated Debentures, for additional discussion.

Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2023, 2022 and 2021.

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

Estimates that are particularly susceptible to significant changes in the near term relate to allowance for credit losses, fair value measurements for assets and liabilities, the valuation of assets and liabilities acquired in business combinations, and other intangible assets and goodwill.

Business combinations—The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). The Company recognizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are immediately expensed as applicable. The results of operations of the acquired business are included in the Consolidated Statements of Operations from the effective date of the acquisition, which is the date control is obtained.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Banks are required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation which included lowering the reserve requirement to zero percent. As a result, at December 31, 2023 and 2022, there was no reserve balance required to be maintained at the FRB.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings.

Securities—Securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed. Accrued interest receivable is excluded from the estimate of expected credit losses.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. Refer to Note 17—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Allowance for credit losses - securities—Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. For securities available-for-sale in a loss position, the Company evaluates, on a security-by-security basis, whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency. The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security, or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. There was no recorded allowance for credit losses on securities as of December 31, 2023 or 2022. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other‑than‑temporary impairment ("OTTI") were reflected in operations as realized losses. Refer to Note 4—Securities for additional information.

Restricted stock—The Company owns stock of the Federal Home Loan Bank of Chicago ("FHLB"). No ready market exists for this stock, and it has no quoted market value. As a member of the FHLB system, the Bank is required to maintain an investment in FHLB stock. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, the Company owns stock of Bankers Bank, which is redeemable at par and carried at cost.

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2023, 2022 and 2021.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Loans held for sale—Loans that management has the intent and ability to sell are designated as held for sale. U.S. government guaranteed loans and mortgage loans originated are carried at either amortized cost or estimated fair value. The Company determines whether to account for loans at fair value or amortized cost at origination. The loans accounted for at fair value remain at fair value after the determination. The loans accounted for at amortized cost are carried at the lower of cost or fair value, valued on a loan by loan basis. Decreases in fair value, if any, are recorded as a valuation allowance and charged to earnings. Gains or losses on sales of U.S. government guaranteed loans are recognized based on the difference between the net sales proceeds and the carrying value of the sold portion of the loan, less the fair value of the servicing asset recognized, and are reflected as operating activities in the Consolidated Statements of Cash Flows. The difference between the initial carrying balance of the retained portion of the loan and the relative fair value of the sold portion is recorded as a discount to the retained portion of the loan, establishing a new carrying balance. The recorded discount is accreted to earnings on a level yield basis. U.S. government guaranteed loans are generally sold with servicing retained. Loans sold that have not yet settled as of year-end are classified as due-from counterparty on the Consolidated Statements of Financial Condition.

Originated loans—Originated loans are stated at the amount of unpaid principal outstanding, net of purchase premiums and discounts, and any deferred fees or costs. Net deferred fees, costs, discounts and premiums are recognized as yield adjustments over the contractual life of the loan. Interest on loans is calculated daily based on the principal amount outstanding. Additionally, once an acquired non-credit-deteriorated loan or purchases credit deteriorated ("PCD") loan is performing and reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

Prior to the adoption of ASC 326, originated loans were classified as impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans was based on the present value of expected future cash flows (discounted at each loan’s effective interest rate) or, for collateral dependent loans, at the fair value of the collateral less estimated selling costs. If the measurement of each impaired loan’s value was less than the recorded investment in the loan, impairment was recognized. Refer to Note 2—Recently Issued Accounting Pronouncements for additional information and refer to Note 5—Loans and Lease Receivables and Allowance for Credit Losses for disclosure of individually evaluated and collateral-dependent loans previously considered impaired.

Accrual of interest on loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to make payments as they become due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed through interest income and excluded from the estimate of credit losses. Payments received during the time a loan is on non‑accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status or after the principal balance is paid in full. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured as evidenced by agreed upon performance for a period of not less than six months.

Modifications for financial difficulty—Modified loans and leases are reviewed to determine if the modification was done for borrowers experiencing financial difficulty. The concessions may be granted in various forms, including a reduction in the stated interest rate, reduction in the loan balance or accrued interest, extension of the maturity date, or a combination of these.

The adoption of ASU 2022-02 on January 1, 2023 eliminated the recognition and measurement of trouble debt restructuring (TDRs) and enhanced the disclosures for modifications to loans related to borrowers experiencing financial difficulties.

Direct finance leases—The Company engages in leasing for small‑ticket equipment, software, machinery and ancillary supplies and services to customers under leases that qualify as direct financing leases for financial reporting. Certain leases qualify as operating leases for income tax purposes. Under the direct financing method of accounting, the minimum lease payments to be received under the lease contract, together with the estimated unguaranteed residual values of the related equipment, are recorded as lease receivables when the lease is signed and funded, and the lease property is delivered to the customer. The excess of the minimum lease payments and residual values over the amount financed is recorded as unearned lease income. Unearned lease income is recognized over the term of the lease based on the effective yield interest method. Residual value is the estimated fair value of the equipment on lease at lease termination. In estimating the equipment’s fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company’s residual values are estimates for reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts. If the review of the residual value results in other‑than‑temporary impairment, the impairment is recognized in current period earnings. An upward adjustment of the estimated residual value is not recorded.

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

Purchased Credit Deteriorated Loans—The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Acquired non‑credit-deteriorated loans and leases—Acquired non‑credit-deteriorated loans and leases are accounted for under ASC Subtopic 310‑20, Receivables Nonrefundable Fees and Other Costs ("ASC 310‑20"). The difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value from non-credit-deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated statement of operations. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

Allowance for credit losses - loans and leases—The allowance for credit losses - loans and leases is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Cash flow models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to non-performing and a loss given default, based on net lifetime losses incurred. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (segment) basis when similar risk characteristics exist. Segments generally reflect underlying collateral categories as well taking into consideration the risk ratings and unguaranteed balance of small business loans. Management considers various economic scenarios in its forecast when evaluating economic indicators and weights the various scenario calculation results to arrive at the forecast that most reflects management’s expectation of future conditions. After a one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for undiscounted selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Results for the full years and periods ended December 31, 2023 and 2022 are presented under the current expected credit losses ("CECL") methodology while activity for the year ended December 31, 2021 was reported under the incurred loss methodology. Refer to Note 5—Loans and Lease Receivables and Allowance for Credit Losses, for further discussion.

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

The Company has elected the fair value measurement method and measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are recorded as loan servicing asset revaluation on the Consolidated Statements of Operations. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing rights.

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

Long‑lived assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amounts may be not recoverable. Impairment exists when the undiscounted expected future cash flows of a long‑lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in non‑interest expense.

Assets held for sale—Assets held for sale consist of former branch locations and real estate previously purchased for expansion. Assets are considered held for sale when management has approved to sell the assets. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Assets held for sale are evaluated periodically for impairment, with any impairment losses recorded in non-interest expense.

Other real estate owned—Other real estate owned ("OREO") includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for credit losses - loans and leases. After foreclosure or repossession, management periodically obtains new valuations, and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non‑interest expense. Any losses on the sales of other real estate owned properties are recognized immediately. OREO is recorded net of participating interests sold.

Goodwill—The excess of the cost of our recapitalization and acquisitions over the fair value of the net assets acquired, including core deposit intangible, consists of goodwill. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350").

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

Based on an annual analysis completed as of November 30, 2023, 2022 and 2021, the Company did not recognize impairment losses during the years ended December 31, 2023, 2022, and 2021.

Other intangible assets—Other intangible assets primarily consist of core deposit intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over an approximate ten year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Bank‑owned life insurance—The Company holds life insurance policies that provide protection against the adverse financial effects that could result from the death of current and former employees and provide tax deferred income. Although the lives of individual current or former management‑level employees are insured, the Company is the owner and is split beneficiary on certain policies. The Company is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. Split‑dollar life insurance is recorded as an asset at cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in other non‑interest income and are not subject to income tax.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2023 and 2022, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2023 and 2022, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Derivative financial instruments and hedging activities—The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows of certain assets. ASC Topic 815, Derivatives and Hedging ("ASC 815"), establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Consolidated Statements of Financial Condition as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge, or a non‑designated derivative.

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

Segment reporting—The Company has one reportable segment. The Company’s chief operating decision makers evaluates the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segment disclosures are not required.

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021.

Share‑based compensation—The Company accounts for share‑based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), which requires compensation cost relating to share‑based compensation transactions be recognized in the Consolidated Statements of Operations, based generally upon the grant‑date fair value of the share‑based compensation granted by the Company. Share‑based awards may have service, market or performance conditions. Refer to Note 18—Share-Based Compensation for additional information.

Earnings per share—Earnings per common share ("EPS") is computed under the two-class method. Pursuant to the two-class method, non-vested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method. Basic earnings per common share is computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

Dividend restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders.

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

Adopted Accounting Pronouncements

Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures (Topic 326) – In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-02, Credit Losses – Troubled Debt Restructurings and Vintage Disclosures. The Company adopted this update effective March 31, 2023. This update eliminates the recognition and measurement guidance for troubled debt restructurings ("TDRs") by creditors in ASC 310-40. The update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional details regarding these disclosures.

Issued Accounting Pronouncements Pending Adoption

Fair Value Measurement (Topic 820) – In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in the ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account on the equity security and, therefore, is not considered in measuring fair value. The ASU also requires additional disclosures about the restriction. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Business Combinations (Topic 805) – In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture ("JV") Formations: Recognition and Initial Measurement. The guidance requires newly-formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses for public entities reporting segment information under Topic 280. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company is evaluating the internal control and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) – In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business

On July 1, 2023, the Company acquired all of the outstanding common stock of Inland Bancorp, Inc. ("Inland") and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 30, 2022 (the "Merger Agreement"). Inland was merged with and into Byline. As a result of the merger, Inland’s wholly owned subsidiary bank, Inland Bank and Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

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

At the effective time of the merger (the "Effective Time"), each share of Inland’s common stock was converted into the right to receive: (1) 0.19 shares of Byline’s common stock, par value $0.01 per share, and (2) a cash payment in the amount of $0.68 per share, with cash paid in lieu of any fractional shares. The per share cash consideration was based on the total $21.2 million divided by the outstanding shares of Inland common stock. Based on the closing price of shares of the Company’s common stock of $18.09, as reported by the New York Stock Exchange, and 5,932,323 shares of common stock issued with respect to the outstanding shares of Inland common stock, the stock consideration was valued at $107.3 million. Options to acquire 288,200 shares of Inland common stock that were outstanding at the Effective Time were canceled, at the option holders' election, in exchange for a cash payment in accordance with the Merger Agreement of $424,000, to be paid after the closing date. In addition, the 2,408,992 shares of Inland common stock purchased on June 30, 2023 were canceled as of the effective time of the transaction. The value of the total merger consideration at closing was $138.9 million. Stock issuance costs were $299,000.

The transaction resulted in goodwill of $33.4 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations. Merger-related expenses, including core system conversion expenses of $3.5 million, acquisition advisory expenses of $2.5 million, salaries and employee benefits of $2.5 million, and other non-interest expenses of $688,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2023.

The acquisition of Inland was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

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

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2023 and 2022, as if the acquisition had occurred on January 1, 2022. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

	Year Ended
	December 31,
	2023	2022
Total revenues (net interest income and non-interest income)	$411,252	$391,621
Net income	$120,246	$97,724
Earnings per share—basic	$2.80	$2.28
Earnings per share—diluted	$2.77	$2.25

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of Inland for the period from July 1, 2023 through December 31, 2023. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Inland was merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses:

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$61	$(1,025)	$115,434
U.S. Government agencies	147,062	37	(16,404)	130,695
Obligations of states, municipalities, and political subdivisions	86,022	396	(4,143)	82,275
Residential mortgage-backed securities
Agency	786,970	4,247	(95,414)	695,803
Non-agency	122,359	—	(22,099)	100,260
Commercial mortgage-backed securities
Agency	181,452	—	(34,248)	147,204
Corporate securities	40,681	—	(4,510)	36,171
Asset-backed securities	35,857	2	(1,221)	34,638
Total	$1,516,801	$4,743	$(179,064)	$1,342,480

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(8)	$1,149
Total	$1,157	$—	$(8)	$1,149

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,430	$2	$(1,709)	$40,723
U.S. Government agencies	150,524	116	(20,276)	130,364
Obligations of states, municipalities, and political subdivisions	68,019	9	(6,152)	61,876
Residential mortgage-backed securities
Agency	707,157	—	(111,361)	595,796
Non-agency	130,654	—	(24,405)	106,249
Commercial mortgage-backed securities
Agency	191,172	—	(34,142)	157,030
Corporate securities	45,302	—	(3,866)	41,436
Asset-backed securities	43,085	—	(2,128)	40,957
Total	$1,378,343	$127	$(204,039)	$1,174,431

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$2,705	$—	$(33)	$2,672
Total	$2,705	$—	$(33)	$2,672

The Company did not classify securities as trading during 2023 and 2022

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2023	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$5,018	$(4)	$31,843	$(1,021)	$36,861	$(1,025)
U.S. Government agencies	18	535	(9)	119,109	(16,395)	119,644	(16,404)
Obligations of states, municipalities and political subdivisions	61	12,267	(156)	49,617	(3,987)	61,884	(4,143)
Residential mortgage-backed securities
Agency	102	8,332	(49)	543,648	(95,365)	551,980	(95,414)
Non-agency	20	636	—	99,624	(22,099)	100,260	(22,099)
Commercial mortgage-backed securities
Agency	48	6,765	(1,517)	140,439	(32,731)	147,204	(34,248)
Corporate securities	21	—	—	36,171	(4,510)	36,171	(4,510)
Asset-backed securities	6	—	—	25,653	(1,221)	25,653	(1,221)
Total	283	$33,553	$(1,735)	$1,046,104	$(177,329)	$1,079,657	$(179,064)
Held to Maturity
Obligations of states, municipalities and political subdivisions	2	$—	$—	$1,149	$(8)	$1,149	$(8)
Total	2	$—	$—	$1,149	$(8)	$1,149	$(8)

		Less than 12 Months		12 Months or Longer		Total
2022	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$21,720	$(1,078)	$9,339	$(631)	$31,059	$(1,709)
U.S. Government agencies	17	44,508	(4,782)	70,609	(15,494)	115,117	(20,276)
Obligations of states, municipalities and political subdivisions	58	50,216	(3,858)	7,185	(2,294)	57,401	(6,152)
Residential mortgage-backed securities
Agency	101	117,598	(11,045)	478,198	(100,316)	595,796	(111,361)
Non-agency	19	35,486	(7,569)	70,763	(16,836)	106,249	(24,405)
Commercial mortgage-backed securities
Agency	47	76,193	(11,840)	74,315	(22,302)	150,508	(34,142)
Corporate securities	24	37,130	(3,128)	4,306	(738)	41,436	(3,866)
Asset-backed securities	8	25,455	(503)	15,502	(1,625)	40,957	(2,128)
Total	280	$408,306	$(43,803)	$730,217	$(160,236)	$1,138,523	$(204,039)
Held to Maturity
Obligations of states, municipalities and political subdivisions	4	$2,672	$(33)	$—	$—	$2,672	$(33)
Total	4	$2,672	$(33)	$—	$—	$2,672	$(33)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 283 securities available-for-sale with unrealized losses at December 31, 2023, compared to 280 at December 31, 2022. There were two securities held-to-maturity with unrealized losses at December 31, 2023 and four at December 31, 2022. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2023 or December 31, 2022. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $4.5 million and $3.9 million at December 31, 2023 and December 31, 2022, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2023, 2022, and 2021 are listed below:

	2023	2022	2021
Proceeds	$163,649	$23,293	$203,791
Gross gains	—	100	2,830
Gross losses	—	50	1,395

There were $163.6 million of sales of acquired Inland securities during the year ended December 31, 2023. The sales did not result in gains or losses given their close proximity to the acquisition date.

Securities posted and pledged as collateral at December 31, 2023 and 2022 had carrying amounts of $464.5 million and $270.6 million, respectively. At December 31, 2023 and 2022, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $390.3 million and $223.5 million, respectively, and for customer repurchase agreements of $47.8 million and $23.8 million, respectively. At December 31, 2023, and 2022 there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2023, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$87,034	$86,730
Due from one to five years	122,749	117,315
Due from five to ten years	171,812	154,829
Due after ten years	44,425	40,339
Mortgage-backed securities	1,090,781	943,267
Total	$1,516,801	$1,342,480
Held-to-maturity
Due in one year or less	$550	$547
Due from one to five years	607	602
Total	$1,157	$1,149

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2023 and 2022 were categorized as follows:

	2023	2022
Commercial real estate	$2,317,289	$1,905,909
Residential real estate	718,733	489,411
Construction, land development, and other land	528,275	440,016
Commercial and industrial	2,444,405	2,055,213
Installment and other	3,138	1,709
Lease financing receivables	659,686	518,654
Total loans and leases	6,671,526	5,410,912
Net unamortized deferred fees and costs	6,600	5,014
Initial direct costs	6,180	5,332
Allowance for credit losses - loans and leases	(101,686)	(81,924)
Net loans and leases	$6,582,620	$5,339,334

	2023	2022
Lease financing receivables
Net minimum lease payments	$644,507	$509,980
Unguaranteed residual values	92,127	54,118
Unearned income	(76,948)	(45,444)
Total lease financing receivables	659,686	518,654
Initial direct costs	6,180	5,332
Lease financial receivables before allowance for credits losses - loans and leases	$665,866	$523,986

Total loans and leases consist of originated loans and leases, PCD loans, and acquired non-credit-deteriorated loans and leases. At December 31, 2023 and 2022, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $93.3 million and $123.2 million, respectively. At December 31, 2023 and 2022, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $26.2 million and $26.7 million, respectively, which are included in total loans and leases. At December 31, 2023 and 2022, installment and other loans included overdraft deposits of $754,000 and $467,000, respectively, which were reclassified as loans. At December 31, 2023 and 2022, loans and loans held for sale pledged as security for borrowings were each $2.2 billion.

The minimum annual lease payments for lease financing receivables as of December 31, 2023 are summarized as follows:

Minimum Lease Payments
2024	$205,973
2025	183,204
2026	136,621
2027	82,425
2028	32,524
Thereafter	3,760
Total	$644,507

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are loans acquired from a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2023 and 2022:

2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,907,029	$137,807	$275,476	$2,320,312
Residential real estate	465,133	42,510	211,887	719,530
Construction, land development, and other land	415,162	25,331	86,344	526,837
Commercial and industrial	2,311,563	19,460	117,538	2,448,561
Installment and other	2,919	125	156	3,200
Lease financing receivables	665,239	—	627	665,866
Total loans and leases	$5,767,045	$225,233	$692,028	$6,684,306

2022	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,712,152	$45,143	$152,193	$1,909,488
Residential real estate	426,226	32,228	31,508	489,962
Construction, land development, and other land	438,617	372	—	438,989
Commercial and industrial	2,030,616	2,192	24,266	2,057,074
Installment and other	1,410	140	209	1,759
Lease financing receivables	521,689	—	2,297	523,986
Total loans and leases	$5,130,710	$80,075	$210,473	$5,421,258

PCD loans—The unpaid principal balance and carrying amount of all PCD (formerly acquired impaired) loans are summarized below. The balances do not include an allowance for credit losses of $10.0 million and $1.9 million, at December 31, 2023 and 2022, respectively.

	2023		2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$185,007	$137,807	$85,089	$45,143
Residential real estate	88,036	42,510	76,270	32,228
Construction, land development, and other land	32,140	25,331	7,042	372
Commercial and industrial	21,870	19,460	3,902	2,192
Installment and other	789	125	807	140
Total purchased credit deteriorated loans	$327,842	$225,233	$173,110	$80,075

The following table is a reconciliation of the acquired Inland PCD loans between their purchase price and their par value at the time of acquisition. Refer to Note 3—Acquisition of a Business for further information.

Fair value of loans at acquisition	$214,573
Allowance for credit losses - loans and leases, at acquisition	10,596
Non-credit discount/premium at acquisition	17,909
Par value of acquired PCD loans at acquisition	$243,078

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non‑credit-deteriorated loans and leases, excluding an allowance for credit losses of $4.7 million and $5.3 million at December 31, 2023 and 2022, were as follows:

	2023		2022
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$284,819	$275,476	$155,652	$152,193
Residential real estate	227,392	211,887	31,863	31,508
Construction, land development, and other land	87,143	86,344	63	—
Commercial and industrial	123,540	117,538	25,022	24,266
Installment and other	170	156	216	209
Lease financing receivables	628	627	2,302	2,297
Total acquired non-credit-deteriorated loans and leases	$723,692	$692,028	$215,118	$210,473

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

Allowance for Credit Losses

The Company adopted CECL on December 31, 2022, and applied it retroactively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Loans and leases considered for inclusion in the allowance for credit losses include acquired non-credit-deteriorated loans and leases, purchased credit deteriorated loans, and originated loans and leases.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the years ended December 31, 2023, and 2022, $52.2 million and $13.2 million of revolving loans were converted to term loans, respectively.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses calculation as of December 31, 2023 and 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

	December 31, 2023
	Term loans amortized cost by origination year						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$247,856	$452,127	$516,624	$229,053	$143,283	$388,872	$28,360	$2,006,175
Watch	12,501	22,094	26,408	46,713	20,364	68,003	—	196,083
Special Mention	—	799	10,752	2,618	12,751	25,790	—	52,710
Substandard	—	2,888	5,841	1,771	7,483	46,532	829	65,344
Total	$260,357	$477,908	$559,625	$280,155	$183,881	$529,197	$29,189	$2,320,312
Gross charge-offs, year ended December 31, 2023	$—	$193	$60	$1,511	$4,054	$3,911	$—	$9,729

Residential Real Estate
Pass	$55,178	$135,477	$104,005	$54,651	$37,806	$225,593	$57,865	$670,575
Watch	—	4,811	—	17,417	7,167	8,708	1,597	39,700
Special Mention	—	—	—	3,594	127	1	413	4,135
Substandard	—	—	107	189	349	3,523	952	5,120
Total	$55,178	$140,288	$104,112	$75,851	$45,449	$237,825	$60,827	$719,530
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$21	$—	$21

Construction, Land Development, & Land
Pass	$82,449	$145,174	$184,544	$35,466	$9,772	$1,429	$174	$459,008
Watch	1,392	13,990	21,313	18,716	3,125	—	—	58,536
Special Mention	—	—	9,279	—	—	—	—	9,279
Substandard	—	—	—	—	—	14	—	14
Total	$83,841	$159,164	$215,136	$54,182	$12,897	$1,443	$174	$526,837
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$475,720	$514,902	$288,392	$109,430	$73,059	$147,168	$524,348	$2,133,019
Watch	41,027	33,080	50,407	1,385	6,951	18,180	39,531	190,561
Special Mention	—	6,164	10,595	2,631	1,112	6,643	36,354	63,499
Substandard	—	7,332	6,067	6,431	10,116	18,381	13,155	61,482
Total	$516,747	$561,478	$355,461	$119,877	$91,238	$190,372	$613,388	$2,448,561
Gross charge-offs, year ended December 31, 2023	$1,518	$1,938	$5,372	$4,451	$1,087	$1,045	$—	$15,411

Installment and Other
Pass	$564	$132	$79	$133	$28	$424	$1,814	$3,174
Watch	—	—	25	—	—	1	—	26
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$564	$132	$104	$133	$28	$425	$1,814	$3,200
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$—	$3

Lease Financing Receivables
Pass	$327,099	$207,640	$93,242	$29,343	$5,443	$856	$—	$663,623
Watch	—	67	1,008	16	—	—	—	1,091
Special Mention	—	—	—	179	101	36	—	316
Substandard	259	138	384	55	—	—	—	836
Total	$327,358	$207,845	$94,634	$29,593	$5,544	$892	$—	$665,866
Gross charge-offs, year ended December 31, 2023	$734	$886	$549	$139	$75	$54	$—	$2,437

Total Loans and Leases
Pass	$1,188,866	$1,455,452	$1,186,886	$458,076	$269,391	$764,342	$612,561	$5,935,574
Watch	54,920	74,042	99,161	84,247	37,607	94,892	41,128	485,997
Special Mention	—	6,963	30,626	9,022	14,091	32,470	36,767	129,939
Substandard	259	10,358	12,399	8,446	17,948	68,450	14,936	132,796
Total	$1,244,045	$1,546,815	$1,329,072	$559,791	$339,037	$960,154	$705,392	$6,684,306
Gross charge-offs, year ended December 31, 2023	$2,252	$3,017	$5,981	$6,101	$5,216	$5,034	$—	$27,601

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

	December 31, 2022
	Term loans amortized cost by origination year						Revolving	Total
	2022	2021	2020	2019	2018	Prior	Loans	Loans (1)
Commercial Real Estate
Pass	$471,009	$510,529	$207,765	$111,792	$84,382	$324,271	$28,343	$1,738,091
Watch	6,422	12,723	20,583	11,004	17,269	44,462	—	112,463
Special Mention	—	—	121	1,075	1,232	10,075	—	12,503
Substandard	—	1,910	915	13,042	12,685	22,915	—	51,467
Total	$477,431	$525,162	$229,384	$136,913	$115,568	$401,723	$28,343	$1,914,524
Gross charge-offs, year ended December 31, 2022	$—	$186	$101	$1,766	$35	$1,749	$—	$3,837

Residential Real Estate
Pass	$68,752	$59,075	$41,768	$31,726	$48,432	$170,279	$49,622	$469,654
Watch	—	—	1,137	682	4,098	9,026	2,586	17,529
Special Mention	—	—	323	32	420	876	—	1,651
Substandard	—	—	234	381	296	2,185	660	3,756
Total	$68,752	$59,075	$43,462	$32,821	$53,246	$182,366	$52,868	$492,590
Gross charge-offs, year ended December 31, 2022	$—	$—	$—	$33	$35	$1,140	$—	$1,208

Construction, Land Development, & Land
Pass	$62,310	$203,672	$61,895	$27,189	$26,489	$38,186	$185	$419,926
Watch	—	—	—	4,409	—	3,064	—	7,473
Special Mention	—	—	1,845	—	4,199	—	—	6,044
Substandard	—	—	—	1,530	4,012	4	—	5,546
Total	$62,310	$203,672	$63,740	$33,128	$34,700	$41,254	$185	$438,989
Gross charge-offs, year ended December 31, 2022	$—	$—	$—	$—	$—	$94	$—	$94

Commercial & Industrial
Pass	$508,664	$305,056	$137,335	$72,486	$96,304	$113,965	$549,431	$1,783,241
Watch	16,657	20,856	15,857	32,282	19,362	9,809	47,119	161,942
Special Mention	—	13,056	697	1,162	2,958	7,831	22,320	48,024
Substandard	1,156	3,415	6,671	11,949	5,434	25,275	10,738	64,638
Total	$526,477	$342,383	$160,560	$117,879	$124,058	$156,880	$629,608	$2,057,845
Gross charge-offs, year ended December 31, 2022	$223	$111	$824	$2,412	$643	$1,164	$—	$5,377

Installment and Other
Pass	$332	$146	$65	$79	$15	$584	$429	$1,650
Watch	34	—	—	—	2	73	—	109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$366	$146	$65	$79	$17	$657	$429	$1,759
Gross charge-offs, year ended December 31, 2022	$—	$—	$—	$—	$—	$7	$—	$7

Lease Financing Receivables
Pass	$296,395	$148,588	$53,642	$14,478	$7,245	$934	$—	$521,282
Watch	93	1,560	26	—	—	—	—	1,679
Special Mention	—	—	290	182	250	23	—	745
Substandard	35	82	80	77	6		—	280
Total	$296,523	$150,230	$54,038	$14,737	$7,501	$957	$—	$523,986
Gross charge-offs, year ended December 31, 2022	$84	$645	$503	$—	$96	$144	$—	$1,472

Total Loans and Leases
Pass	$1,407,462	$1,227,066	$502,470	$257,750	$262,867	$648,219	$628,010	$4,933,844
Watch	23,206	35,139	37,603	48,377	40,731	66,434	49,705	301,195
Special Mention	—	13,056	3,276	2,451	9,059	18,805	22,320	68,967
Substandard	1,191	5,407	7,900	26,979	22,433	50,379	11,398	125,687
Total	$1,431,859	$1,280,668	$551,249	$335,557	$335,090	$783,837	$711,433	$5,429,693
Gross charge-offs, year ended December 31, 2022	$307	$942	$1,428	$4,211	$809	$4,298	$—	$11,995

(1) Includes $8.4 million of substandard loans classified as held for sale.

For the years ended December 31, 2023 and 2022 there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at December 31, 2023 and December 31, 2022:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$259,998	$474,878	$558,236	$279,098	$178,729	$501,620	$29,189	$2,281,748
30-59 Days Past Due	359	648	638	74	3,176	484	—	5,379
60-89 Days Past Due	—	826	—	286	—	1,208	—	2,320
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,556	751	697	1,976	25,885	—	30,865
Total Past Due	359	3,030	1,389	1,057	5,152	27,577	—	38,564
Total	$260,357	$477,908	$559,625	$280,155	$183,881	$529,197	$29,189	$2,320,312

Residential Real Estate
Current	$55,178	$136,448	$102,973	$75,125	$45,050	$230,102	$59,476	$704,352
30-59 Days Past Due	—	3,840	1,032	537	29	4,122	399	9,959
60-89 Days Past Due	—	—	—	—	21	127	—	148
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	107	189	349	3,474	952	5,071
Total Past Due	—	3,840	1,139	726	399	7,723	1,351	15,178
Total	$55,178	$140,288	$104,112	$75,851	$45,449	$237,825	$60,827	$719,530

Construction, Land Development, & Land
Current	$83,841	$156,815	$215,136	$54,182	$12,897	$1,443	$174	$524,488
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	2,349	—	—	—	—	—	2,349
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	2,349	—	—	—	—	—	2,349
Total	$83,841	$159,164	$215,136	$54,182	$12,897	$1,443	$174	$526,837

Commercial & Industrial
Current	$516,747	$552,251	$351,534	$114,859	$83,780	$177,239	$611,766	$2,408,176
30-59 Days Past Due	—	1,545	1,099	238	2,513	400	455	6,250
60-89 Days Past Due	—	1,505	—	234	3,416	1,139	496	6,790
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	6,177	2,828	4,546	1,529	11,594	671	27,345
Total Past Due	—	9,227	3,927	5,018	7,458	13,133	1,622	40,385
Total	$516,747	$561,478	$355,461	$119,877	$91,238	$190,372	$613,388	$2,448,561

Installment and Other
Current	$564	$132	$104	$133	$28	$425	$1,814	$3,200
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$564	$132	$104	$133	$28	$425	$1,814	$3,200

Lease Financing Receivables
Current	$325,833	$206,800	$93,795	$29,292	$5,537	$889	$—	$662,146
30-59 Days Past Due	726	426	153	38	4	2	—	1,349
60-89 Days Past Due	540	481	302	218	3	1	—	1,545
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	259	138	384	45	—	—	—	826
Total Past Due	1,525	1,045	839	301	7	3	—	3,720
Total	$327,358	$207,845	$94,634	$29,593	$5,544	$892	$—	$665,866

Total Loans and Leases
Current	$1,242,161	$1,527,324	$1,321,778	$552,689	$326,021	$911,718	$702,419	$6,584,110
30-59 Days Past Due	1,085	6,459	2,922	887	5,722	5,008	854	22,937
60-89 Days Past Due	540	5,161	302	738	3,440	2,475	496	13,152
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	259	7,871	4,070	5,477	3,854	40,953	1,623	64,107
Total Past Due	1,884	19,491	7,294	7,102	13,016	48,436	2,973	100,196
Total	$1,244,045	$1,546,815	$1,329,072	$559,791	$339,037	$960,154	$705,392	$6,684,306

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans, $3.6 million of residential real estate loans and $2.3 million of commercial and industrial loans as of December 31, 2023. The Company recognized $3.8 million of interest income on non-accrual loans and leases for the year ended December 31, 2023.

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

(1) Includes $8.4 million of substandard loans classified as held for sale.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Total non-accrual loans without an allowance included $10.8 million of commercial real estate loans, $4.3 million of commercial and industrial loans, and $2.6 million of residential real estate loans, as of December 31, 2022. The Company recognized $2.5 million of interest income on non-accrual loans and leases for the year ended December 31, 2022.

The following tables summarize the balance and activity within the allowance for credit losses, the components of the allowance for credit losses in terms of loans and leases individually and collectively evaluated for expected credit losses, and corresponding loan and lease balances by type for the years ended December 31, 2023, 2022 and 2021. Results for the full year and period ended December 31, 2023 and 2022 are presented under the CECL methodology; results for the year ended December 31, 2021 are reported in accordance with previously applicable accounting standards. Refer to Note 1—Business and Summary of Significant Accounting Policies, for more detail on the Company’s policy on allowance for credit losses.

2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture)	7,237	(402)	(325)	23,402	11	2,297	32,220
Charge-offs	(9,729)	(21)	—	(15,411)	(3)	(2,437)	(27,601)
Recoveries	1,438	118	—	2,293	4	694	4,547
Ending balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Ending balance:
Individually evaluated for impairment	$12,361	$—	$—	$14,880	$—	$—	$27,241
Collectively evaluated for impairment	20,876	3,495	2,906	38,902	36	8,230	74,445
Total allowance for credit losses - loans and leases	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686

2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$64,339	$3,593	$813	$44,749	$—	$—	$113,494
Collectively evaluated for impairment	2,255,973	715,937	526,024	2,403,812	3,200	665,866	6,570,812
Total loans and leases	$2,320,312	$719,530	$526,837	$2,448,561	$3,200	$665,866	$6,684,306

The allowance for credit losses increased $10.6 million for the year ended December 31, 2023 due to an acquisition adjustment on PCD loans related to the Inland transaction. For the same periods, a provision for credit losses of $2.7 million was recorded for acquired non-credit deteriorated loans related to the Inland acquisition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance pre-CECL adoption	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Impact of CECL adoption	6,367	1,047	1,191	1,253	9	2,301	12,168
Provision/(recapture)	5,252	907	1,476	12,002	(9)	3,046	22,674
Charge-offs	(3,837)	(1,208)	(94)	(5,377)	(7)	(1,472)	(11,995)
Recoveries	1,361	766	39	882	22	995	4,065
Ending balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Ending balance:
Individually evaluated for impairment	$6,101	$—	$265	$8,972	$—	$—	$15,338
Collectively evaluated for impairment	19,960	3,140	2,869	32,917	24	7,676	66,586
Total allowance for credit losses - loans and leases	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$37,959	$879	$5,541	$47,846	$—	$—	$92,225
Collectively evaluated for impairment	1,871,529	489,083	433,448	2,009,228	1,759	523,986	5,329,033
Total loans and leases	$1,909,488	$489,962	$438,989	$2,057,074	$1,759	$523,986	$5,421,258

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for loan and lease losses
Beginning balance	$19,584	$2,400	$1,352	$41,183	$15	$1,813	$66,347
Provision/(recapture)	1,263	(663)	(504)	(219)	(6)	1,586	1,457
Charge-offs	(4,698)	(124)	(326)	(9,015)	—	(1,501)	(15,664)
Recoveries	769	15	—	1,180	—	908	2,872
Ending balance	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Ending balance:
Individually evaluated for impairment	$6,538	$—	$—	$14,500	$—	$—	$21,038
Collectively evaluated for impairment	8,570	622	519	18,265	7	2,806	30,789
Loans acquired with deteriorated credit quality	1,810	1,006	3	364	2	—	3,185
Total allowance for loan and lease losses	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012

2021	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Paycheck Protection Program	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$35,051	$1,802	$—	$36,070	$—	$—	$—	$72,923
Collectively evaluated for impairment	1,558,537	429,311	324,087	1,541,877	123,712	1,204	358,426	4,337,154
Loans acquired with deteriorated credit quality	72,160	49,401	1,312	4,014	—	164	—	127,051
Total loans and leases	$1,665,748	$480,514	$325,399	$1,581,961	$123,712	$1,368	$358,426	$4,537,128

The Company increased the allowance for credit losses - loans and leases by $19.8 million for the year ended December 31, 2023, which included a $10.6 million adjustment for acquired purchased credit deteriorated loans. The remaining increase in allowance for credit losses reflects increased provisions related to loan and lease portfolio growth and increases in individually evaluated loans. Portfolio growth, summarized by loan category in the previous tables, indicates growth in commercial and industrial loans of $391.5 million for the year and a related $11.9 million increase in ACL. The commercial real estate portfolio grew $410.8 million from prior year resulting in an increase of $7.2 million to ACL. Additionally, the allocation of ACL to the individually evaluated portfolio increased $11.9 million during the year due to migration of classified loans from the collectively evaluated portfolio. For the year ended December 31, 2023, the ACL on PCD loans increased $8.1 million, primarily related to the adjustment for acquired PCD loans as part of the Inland acquisition, net of $1.2 million in charge-offs and $1.2 million in provision recapture.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

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

The Company decreased the allowance by $11.3 million for the year ended December 31, 2021. For acquired impaired loans, the Company decreased the allowance by $3.3 million for the year ended December 31, 2021. For loans individually evaluated for impairment, the Company decreased the allowance by $2.9 million for the year ended December 31, 2021. For loans collectively evaluated for impairment, the Company decreased the allowance by $5.1 million for the year ended December 31, 2021.

The following tables summarize the recorded investment, unpaid principal balance, related allowance, average recorded investment, and interest income recognized for loans and leases considered impaired as of December 31, 2021, which excludes acquired impaired loans:

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

The following table presents loans with modified terms as of December 31, 2023:

December 31, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Modified loans
Commercial real estate	$—	$10,815	$—	$10,815	0.5%
Commercial and industrial	43	62,289	364	62,696	2.6%
Total modified loans	$43	$73,104	$364	$73,511	1.1%

Loans reflected as having a payment delay included a general adjustment in loan terms similar to those of pass-rated credits. The weighted average term extension (in months) for loans modified during the year ended December 31, 2023 was 18 months. Loans having term modifications included extension of term as a result of a new borrower structure and other miscellaneous term adjustments. Loans having a combination of term modification and interest rate reduction reflect a longer amortization period and a reduction in the weighted average contractual rate of 2.69%. There was $9.1 million in commitments outstanding on modified loans at December 31, 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Prior to 2023, TDRs were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. Trouble debt restructurings are granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for credit losses - loans and leases. The tables below present TDRs by loan category as of December 31, 2022, and 2021. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Loans modified as troubled debt restructurings that occurred during the years ended December 31, 2022, and 2021:

	For the Year Ended December 31,
	2022	2021
Accruing:
Beginning balance	$1,927	$2,495
Additions	—	281
Net payments	(1,208)	(636)
Net transfers (to) from non-accrual	—	(213)
Ending balance	719	1,927
Non-accruing:
Beginning balance	1,506	5,650
Additions	756	673
Net payments	(536)	(3,671)
Charge-offs	(121)	(1,359)
Net transfers (to) from accrual	—	213
Ending balance	1,605	1,506
Total troubled debt restructurings	$2,324	$3,433

There were no troubled debt restructurings that subsequently defaulted within 12 months of the restructure date during the year ended December 31, 2022 or 2021.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of December 31, 2023 and 2022:

2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$28,767	$35,572	$—	$—	$—	$—	$64,339
Residential real estate	—	—	—	2,793	800	—	—	3,593
Construction, land development, and other land	813	—	—	—	—	—	—	813
Commercial and industrial	—	—	—	—	—	—	44,749	44,749
Total	$813	$28,767	$35,572	$2,793	$800	$—	$44,749	$113,494

2022	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,749	$28,210	$—	$—	$—	$—	$37,959
Residential real estate	—	—	—	237	422	220	—	879
Construction, land development, and other land	5,541	—	—	—	—	—	—	5,541
Commercial and industrial	—	—	—	—	—	—	26,034	26,034
Total	$5,541	$9,749	$28,210	$237	$422	$220	$26,034	$70,413

The following table presents the change in balance for allowance for credit losses - unfunded commitments, which are included in the Consolidated Statement of Financial Condition as part of Accrued expenses and other liabilities, as of December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Beginning balance	$4,203	$1,403	$1,887
Impact of CECL adoption	—	1,595	—
Provision/(recapture) for/of unfunded commitments	(567)	1,205	(484)
Ending balance	$3,636	$4,203	$1,403

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Beginning balance	$19,172	$23,744	$22,042
Additions, net	5,761	7,171	8,360
Changes in fair value	(5,089)	(11,743)	(6,658)
Ending balance	$19,844	$19,172	$23,744

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of December 31, 2023 and 2022:

	2023	2022
Loan portfolios serviced for:
SBA guaranteed loans	$1,530,401	$1,521,014
USDA guaranteed loans	197,942	211,150
Total	$1,728,343	$1,732,164

Loan servicing revenue totaled $13.5 million for the years ended December 31, 2023 and 2022, and $12.7 million for the year ended December 31, 2021.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $5.1 million, $11.7 million, and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in the fair value of the loan servicing asset are reported on the Consolidated Statement of Operations.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing, and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 17—Fair Value Measurement for further details.

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Beginning balance	$4,717	$2,112	$6,350
Net additions to OREO	571	3,343	571
Proceeds from sales of OREO	(3,580)	(491)	(4,285)
Gains (losses) on sales of OREO	(81)	78	390
Valuation adjustments	(427)	(325)	(914)
Ending balance	$1,200	$4,717	$2,112

At December 31, 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2022, the balance included $2.3 million in foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2023, there was $27,000 of consumer mortgage loans secured by residential real estate properties in foreclosure. At December 31, 2022, there were no recorded investments of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the year ended December 31, 2023 or 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 8—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2023 and 2022 and were as follows:

	2023	2022
Premises	$43,883	$41,340
Furniture, fixtures and equipment	16,789	16,032
Leasehold improvements	7,182	5,331
Total cost	67,854	62,703
Less accumulated depreciation, amortization and impairment	(33,398)	(34,606)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	34,456	28,097
Construction in progress	374	57
Land	31,797	28,644
Premises and equipment, net	$66,627	$56,798

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2023, 2022 and 2021 was $4.5 million, $4.3 million and $6.0 million, respectively. Refer to Note 9—Leases for additional discussion related to operating lease commitments.

During 2021, two branches were removed from community banking operations but remained open as lending offices. Additionally, one piece of vacant land, one piece of vacant land/vacant single-family residence and eight branches were transferred to assets held for sale. One piece of vacant land/vacant single-family residence and 10 former branch locations were sold.

During the year ended December 31, 2021, an impairment charge of $2.2 million was recognized on premises and is reflected in other non-interest expense.

During 2022, six branches were closed and consolidated, three branches were transferred to assets held for sale, and five former branch locations and one vacant property were sold.

During 2023, six branch locations were acquired as part of the Inland acquisition, and two former branch locations were sold.

Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Beginning balance	$8,673	$9,153	$13,023
Transfers in	—	2,961	16,870
Proceeds from sales	(2,538)	(3,277)	(9,040)
Net gains on sales	349	208	632
Impairment charge	(2,000)	(372)	(12,332)
Ending balance	$4,484	$8,673	$9,153

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

The Company uses its incremental borrowing rate at leases commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At December 31, 2023, the weighted average discount borrowing rate was 2.90% and the weighted average remaining life of operating leases was 6.1 years compared to 1.95% and 6.2 years for December 31, 2022.

The following table presents certain information related to the lease costs for operating leases included as a component of occupancy expense on the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Operating lease cost	$2,738	$2,760	$3,461
Short-term lease cost	434	214	160
Variable lease cost	1,675	1,585	1,819
Less: Sublease income	(630)	(572)	(653)
Total lease cost, net	$4,217	$3,987	$4,787

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $4.1 million for each of the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, operating cash flows paid included early termination payments of $471,000 for two of the Company’s previously closed branch facilities, resulting in a gain of $838,000.

The Company recorded $4.8 million and $3.0 million of right-of-use lease assets in exchange for operating lease liabilities for the years ended December 31, 2023 and 2022, respectively. In 2023, the additions recorded to right-of-use assets and operating lease liabilities included $3.8 million related to the acquisition of Inland. Refer to Note 3—Acquisition of a Business for further details.

During the year ended December 31, 2023, the Company recorded $395,000 of impairment related to an acquired non-branch facility it closed. There were no impairments on lease assets during 2022. During the year ended December 31, 2021, impairment losses of $1.9 million were recognized on operating lease right-of-use asset and are reflected in other non-interest expense.

The future minimum lease payments for finance leases and operating leases, subsequent to December 31, 2023, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2024	$3,807
2025	3,227
2026	2,490
2027	1,443
2028	1,122
Thereafter	4,058
Total	$16,147
Imputed interest	(1,879)
Present value of future minimum lease payments	$14,268

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.1 million, and the leases have contractual lives extending through 2028. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2023. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2023, 2022, and 2021:

	2023			2022			2021
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201	$148,353	$21,809	$2,469
Additions	33,352	17,250	—	—	—	—	—	—	—
Amortization or accretion	—	(5,743)	(268)	—	(6,118)	(553)	—	(6,805)	(268)
Ending balance	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201
Accumulated amortization or accretion	N/A	$52,323	$1,836	N/A	$46,580	$1,568	N/A	$40,462	$1,015
Weighted average remaining amortization or accretion period	N/A	8.3 Years	5.2 Years	N/A	4.4 Years	6.2 Years	N/A	4.8 Years	8.3 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Inland acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2023:

Estimated Amortization
2024	$5,380
2025	4,473
2026	3,566
2027	2,676
2028	2,101
Thereafter	3,577
Total	$21,773

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Current tax expense (benefit):
Federal	$6,349	$(3,774)	$21,605
State and local	4,875	4,939	9,882
Total current tax expense	11,224	1,165	31,487
Deferred tax expense (benefit):
Federal	23,569	25,157	2,966
State and local	3,009	407	(3,026)
Total deferred tax expense (benefit)	26,578	25,564	(60)
Provision for income taxes	$37,802	$26,729	$31,427

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2023, 2022 and 2021, and the effective tax rate:

	2023	2022	2021
Calculated tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	5.4	4.8	5.4
Tax exempt income	(0.8)	(1.0)	(0.9)
Share-based compensation	(0.2)	(1.7)	(0.2)
Non-deductible expenses	0.5	0.2	—
Total income tax expense	25.9%	23.3%	25.3%

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Net operating losses	$22,292	$22,008
Interest on non-accrual loans	5,652	2,610
Allowance for credit losses - loans and leases and loan basis	38,204	23,721
Servicing assets	2,702	3,511
Premises and equipment	5,603	4,671
Other real estate owned	441	356
Net unrealized holding loss on securities available-for-sale	46,492	54,465
Accrued expenses	5,365	5,375
Other	5,761	3,343
Total deferred tax assets	132,512	120,060
Deferred tax liabilities:
Equipment leasing	(59,218)	(32,872)
Core deposit intangibles	(5,807)	(2,814)
Deposits	(343)	—
Trust preferred securities	(4,413)	(2,046)
Net unrealized holding gain on cash flow hedges	(10,959)	(12,506)
Other	(1,714)	(1,609)
Total deferred tax liabilities	(82,454)	(51,847)
Net deferred tax assets	$50,058	$68,213

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following were the gross carryforwards available to offset future taxable income as of December 31, 2023 and 2022:

	2023	2022
Federal gross NOL carryforwards - begin to expire in 2030	$7,560	$8,316
Federal gross NOL carryforwards - with no expiration	2,468	1,436
Illinois gross NLD carryforwards - begin to expire in 2031	268,969	265,961

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss ("NOL") and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated annual limitations on the utilization of tax attributes, including net operating loss carryforwards. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization. In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. In connection with the Company’s acquisition of Inland, the Company acquired $3.9 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $4.2 million which is pro-rated to $2.1 million for 2023 based on the Inland acquisition date. The Federal net operating losses acquired in connection with the Oak Park River Forest and Inland acquisitions have no expiration.

During the second quarter of 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2021, 2022, and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2031 to December 31, 2043.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2020 and state income tax examinations for years before 2019.

Note 12—Deposits

The following is a summary of the Company’s deposits as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Non-interest-bearing demand deposits	$1,905,876	$2,138,645
Interest-bearing checking accounts	577,609	592,098
Money market demand accounts	2,266,030	1,415,653
Other savings	542,532	625,798
Time deposits (below $250,000)	1,520,082	762,250
Time deposits ($250,000 and above)	364,870	160,677
Total deposits	$7,176,999	$5,695,121

There were $480.0 million and $251.5 million of brokered deposits included in Time deposits below $250,000 at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2024	$1,831,528
2025	39,153
2026	8,521
2027	4,639
2028	1,111
Total	$1,884,952

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2023 and 2022:

	2023	2022
Federal Home Loan Bank advances	$325,000	$625,000
Securities sold under agreements to repurchase	40,607	15,399
Term Loan	18,333	—
Line of credit	11,250	—
Total	$395,190	$640,399

Byline Bank has the capacity to borrow funds from the discount window of the FRB. As of December 31, 2023 and 2022, there were no outstanding advances under the FRB discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the bank pledges securities to FBR Chicago as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP are prepayable at any time without a prepayment penalty.

At December 31, 2023, FHLB fixed-rate advances totaled $75.0 million, with an interest rate of 5.45% and matured in January 2024. Total variable rate advances were $250.0 million at December 31, 2023, with an interest rate of 5.59% that may reset daily and matured in March 2024. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15.0 million, extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20.0 million with a maturity date of May 26, 2026, each subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended. The term loan bears interest at either SOFR plus 230 basis points or Prime Rate minus 50 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 50 basis points.

At December 31, 2023, the variable term loan had a $18.3 million outstanding balance and an interest rate of 7.64%. At December 31, 2023, the variable rate line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%. At December 31, 2022, the line of credit had no outstanding balance.

The following table presents short-term credit lines available for use as of December 31, 2023 and 2022:

	2023	2022
Federal Home Loan Bank line	$2,781,747	$1,903,549
Federal Reserve Bank of Chicago discount window line	866,490	804,578
Available federal funds lines	123,750	135,000

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

As of December 31, 2023 and 2022, the liability outstanding relating to the subordinated notes, net of unamortized debt issuance costs, was $73.9 million and $73.7 million, respectively. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the FRB to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

At December 31, 2023 and 2022, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	December 31, 2023	December 31, 2022	Contractual Rate at December 31, 2023	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	8.43%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	7.43%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	—	8.42%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	—	7.25%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	—	7.30%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	—	7.24%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	—	7.07%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	45,000
Discount		(16,548)	(7,662)
Total liability, at carrying value		$70,452	$37,338

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month CME Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment of 0.26161% plus 2.79% (8.43% and 7.53% at December 31, 2023 and 2022, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009.

As part of the acquisition of First Evanston Bancorp, Inc. ("First Evanston"), the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (7.43% and 6.55% at December 31, 2023 and 2022, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years.

As part of the Inland acquisition, the Company assumed the obligations to several trust preferred securities. Refer to Note 3—Acquisition of a Business for further details. Interest rates are calculated as the three-month SOFR plus a tenor spread adjustment of 0.26161% plus negotiated additional basis points. Refer to table above for contractual rates and interest rate spread calculation. Interest is paid on a quarterly basis.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15—Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the "Plan") covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2023, 2022, or 2021. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $3.3 million, $3.0 million and, $2.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the "ESPP") within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. On June 7, 2022, an additional 200,000 shares were reserved. The Company issued 73,612 shares in connection with the ESPP for the year ended December 31, 2023, leaving 152,524 available at December 31, 2023. The Company recognized $388,000, $169,000, and $401,000 of compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company’s exposure to credit loss in the event of non‑performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Company does not anticipate any material losses as a result of the commitments and letters of credit. Refer to Note 5—Loans and Lease Receivables and Allowance for Credit Losses for additional information on the allowance for unfunded commitments.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2023 and 2022:

	2023			2022
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$269,325	$2,013,819	$2,283,144	$258,049	$1,821,175	$2,079,224
Letters of credit	612	67,443	68,055	536	61,328	61,864
Total	$269,937	$2,081,262	$2,351,199	$258,585	$1,882,503	$2,141,088

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16—Commitments and Contingent Liabilities (continued)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2053. Variable rate loan commitments have interest rates ranging from 4.00% to 18.50% and maturities up to 2049.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e., a "AA" rating for a comparable bond would be reduced to "AA-" for the Company’s valuation). In 2023 and 2022, all of the ratings derived by the Company were "BBB-" or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2023 and 2022:

		Fair Value Measurements Using
2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$115,434	$115,434	$—	$—
U.S. Government agencies	130,695	—	130,695	—
Obligations of states, municipalities, and political subdivisions	82,275	—	82,275
Mortgage-backed securities; residential
Agency	695,803	—	695,803	—
Non-Agency	100,260	—	100,260	—
Mortgage-backed securities; commercial
Agency	147,204	—	147,204	—
Corporate securities	36,171	—	36,171	—
Asset-backed securities	34,638	—	34,638	—
Equity and other securities, at fair value
Mutual funds	2,554	2,554	—	—
Equity securities	6,189	—	5,908	281
Servicing assets	19,844	—	—	19,844
Derivative assets	56,923	—	56,923	—
Financial liabilities
Derivative liabilities	19,345	—	19,345	—

		Fair Value Measurements Using
2022	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$40,723	$40,723	$—	$—
U.S. Government agencies	130,364	—	130,364	—
Obligations of states, municipalities, and political subdivisions	61,876	—	61,876	—
Mortgage-backed securities; residential
Agency	595,796	—	595,796	—
Non-Agency	106,249	—	106,249	—
Mortgage-backed securities; commercial
Agency	157,030	—	157,030	—
Corporate securities	41,436		41,436	—
Asset-backed securities	40,957	—	40,957	—
Equity and other securities, at fair value
Mutual funds	2,518	2,518	—	—
Equity securities	5,471	—	4,805	666
Servicing assets	19,172	—	—	19,172
Derivative assets	65,342	—	65,342	—
Financial liabilities
Derivative liabilities	17,817	—	17,817	—

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

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended December 31,
	2023	2022	2023	2022
	Investment Securities		Servicing Assets
Balance, beginning of period	$666	$686	$19,172	$23,744
Additions, net	—	—	5,761	7,171
Maturities	(400)	—	—	—
Accretion	82	—	—	—
Change in fair value	(67)	(20)	(5,089)	(11,743)
Balance, end of period	$281	$666	$19,844	$19,172

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2023:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	(1.0)%—31.9%	14.1%	Decrease
		Discount rate	(15.9)%—55.6%	14.3%	Decrease
		Expected weighted average loan life	0.0—9.2 years	3.7 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of December 31, 2023 and 2022:

		Fair Value Measurements Using
2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$51,978	$—	$—	$51,978
Residential real estate	3,593	—	—	3,593
Construction, land development, and other land	813	—	—	813
Commercial and industrial	29,869	—	—	29,869
Assets held for sale	4,484	—	—	4,484
Other real estate owned	1,200	—	—	1,200

		Fair Value Measurements Using
2022	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$31,858	$—	$—	$31,858
Residential real estate	879	—	—	879
Construction, land development, and other land	5,276	—	—	5,276
Commercial and industrial	38,874	—	—	38,874
Assets held for sale	8,673	—	—	8,673
Other real estate owned	4,717	—	—	4,717

The following methods and assumptions were used by the Company in estimating fair values of other assets and liabilities for disclosure purposes:

Cash and due from banks and interest bearing deposits with other banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2023 and 2022 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits—The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

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

Term loan—The carrying amount approximates fair value, given the variable interest rate and repricing of interest.

Line of credit—The carrying amount approximates fair value, given the variable interest rate and repricing of interest.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy at December 31, 2023 and 2022 are as follows:

	Fair Value	2023		2022
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$60,431	$60,431	$62,274	$62,274
Interest bearing deposits with other banks	2	165,705	165,705	117,079	117,079
Securities held-to-maturity	2	1,157	1,149	2,705	2,672
Restricted stock	2	16,304	16,304	28,202	28,202
Loans held for sale	3	18,005	19,136	47,823	40,657
Loans and lease receivables, net (less individually evaluated loans of fair value $86,253 and $76,887, as of December 31, 2023 and 2022, respectively)	3	6,496,367	6,326,413	5,262,447	5,259,991
Accrued interest receivable	3	43,922	43,922	29,815	29,815
Financial liabilities
Non-interest-bearing deposits	2	1,905,876	1,905,876	2,138,645	2,138,645
Interest-bearing deposits	2	5,271,123	5,268,926	3,556,476	3,554,318
Accrued interest payable	2	22,233	22,233	4,494	4,494
Federal Home Loan Bank advances	2	325,000	325,000	625,000	625,000
Securities sold under repurchase agreement	2	40,607	40,607	15,399	15,399
Term loan	2	18,333	18,333	—	—
Line of credit	2	11,250	11,250	—	—
Subordinated notes	2	73,866	76,063	73,691	70,925
Junior subordinated debentures	3	70,452	72,701	37,338	40,131

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2023, there were 1,181,493 shares available for future grants under the Omnibus Plan.

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

During 2023, the Company granted 305,117 shares of restricted common stock, par value $0.01 per share. Of this total, 6,113 restricted shares will vest in one year, 209,772 restricted shares will vest ratably over three years on each anniversary of the grant date, and 37,850 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 51,382 performance based shares were granted during 2023. The number of performance-based shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally, over a three-year period ending December 31, 2025, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in all unvested restricted shares for the year ended December 31, 2023:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2023	581,337	$22.93
Granted	305,117	24.34
Incremental performance shares vested and issued	1,826
Vested	(238,638)	21.18
Forfeited	(22,371)	23.48
Ending balance outstanding at December 31, 2023	627,271	24.24

A total of 238,638, 234,603 and 148,577 restricted shares vested during the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of restricted shares that vested during the years ended December 31, 2023, 2022 and 2021 were $5.7 million, $5.9 million and $3.4 million, respectively.

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

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2023	2022	2021
Total share-based compensation - restricted stock	$6,715	$5,334	$4,018
Income tax benefit	1,806	1,474	1,108
Unrecognized compensation expense - restricted stock	9,371	9,151	6,991
Weighted-average amortization period remaining	1.9 years	2.3 years	2.2 years

The fair value of the unvested restricted stock awards at December 31, 2023 was $14.8 million.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

During February 2024, the Company granted 347,492 shares of restricted common stock, par value $0.01 per share. Of this total, 268,595 restricted shares will vest ratably over three years on each anniversary of the grant date and 12,861 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 66,036 performance-based restricted shares were included in the February 2024 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2026, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 768,564 shares remain outstanding under the BYB Plan as of December 31, 2023.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at December 31, 2023.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2023:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2023	768,564	$11.31	$8,960	2.5
Expired	—
Exercised	—
Forfeited	—
Ending balance outstanding at December 31, 2023	768,564	$11.31	$9,413	1.5
Exercisable at December 31, 2023	768,564	$11.31	$9,413	1.5

No stock options were exercised during the year ended December 31, 2023, and a total of 568,484, and 53,531 stock options were exercised during the years ended December 31, 2022 and 2021, respectively. Proceeds from the exercise of stock options were $470,000 and $751,000 with a related tax benefit of $2.3 million and $121,000, for the years ended December 31, 2022 and 2021, respectively. No stock options vested during the year ended December 31, 2023. No stock option compensation expense was recognized for the years ended December 31, 2023, 2022 and 2021.

Pursuant to the terms of the Agreement and Plan of Merger with First Evanston and its subsidiaries, dated as of November 27, 2017 (the "First Evanston Merger Agreement"), each outstanding First Evanston option held by a participant in the First Evanston Bancorp, Inc. Stock Incentive Plan (the "FEB Plan") ceased to represent a right to acquire shares of First Evanston common stock and was assumed and converted automatically into a fully vested and exercisable adjusted option to purchase shares of Byline common stock (each an "Adjusted Option"). In accordance with the First Evanston Merger Agreement, the number of shares of Byline common stock to which each such Adjusted Option relates is equal to the product (rounded down to the nearest whole share of Byline common stock) of: (a) the number of shares of First Evanston common stock subject to the First Evanston option immediately prior to May 31, 2018, multiplied by (b) 4.725. Each Adjusted Option has an exercise price per share of Byline common stock equal to the quotient (rounded up to the nearest whole cent) of (x) the per share exercise price of such First Evanston option immediately prior to May 31, 2018, divided by (y) 4.725. The description of the conversion process is based on, and qualified by, the First Evanston Merger Agreement.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2023:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2023	162,288	$11.66	$1,836	2.5
Exercised	(59,153)	$11.14	$590
Forfeited	—
Expired	—
Ending balance outstanding at December 31, 2023	103,135	$11.95	$1,197	1.9
Exercisable at December 31, 2023	103,135	$11.95	$1,197	1.9

A total of 59,153, 7,559, and 62,366 stock options were exercised during the years ended December 31, 2023, 2022 and 2021, respectively. Proceeds from the exercise of stock options were $659,000, $80,000 and $705,000 with a related tax benefit of $158,000, $25,000 and $153,000, for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 19—Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2023 and 2022, there were no material loans made to the related parties as described.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2023 and 2022.

Other—As of December 31, 2023 and 2022, there were no receivables outstanding from related parties.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital ("CET1"), Tier 1 capital and total capital to risk‑weighted assets and of Tier 1 capital to average consolidated assets, as defined in the regulations.

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered to be well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,123,568	13.38%	$671,576	8.00%	N/A	N/A
Bank	1,085,915	12.97%	669,904	8.00%	$837,380	10.00%
Tier 1 capital to risk weighted assets:
Company	$956,027	11.39%	$503,682	6.00%	N/A	N/A
Bank	993,375	11.86%	502,428	6.00%	$669,904	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$869,027	10.35%	$377,762	4.50%	N/A	N/A
Bank	993,375	11.86%	376,821	4.50%	$544,297	6.50%
Tier 1 capital to average assets:
Company	$956,027	10.86%	$352,089	4.00%	N/A	N/A
Bank	993,375	11.30%	351,735	4.00%	$439,669	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$900,806	13.00%	$554,436	8.00%	N/A	N/A
Bank	852,047	12.34%	552,507	8.00%	$690,633	10.00%
Tier 1 capital to risk weighted assets:
Company	$751,887	10.85%	$415,827	6.00%	N/A	N/A
Bank	778,128	11.27%	414,380	6.00%	$552,507	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$706,887	10.20%	$311,870	4.50%	N/A	N/A
Bank	778,128	11.27%	310,785	4.50%	$448,912	6.50%
Tier 1 capital to average assets:
Company	$751,887	10.29%	$292,258	4.00%	N/A	N/A
Bank	778,128	10.67%	291,741	4.00%	$364,676	5.00%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios reflect 50% of the CECL impact as of December 31, 2023 and 25% as of December 31, 2022.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The Company and Byline Bank's capital ratios exceeded the minimum capital requirement, including the conservation buffers, by 5.85% and 7.36%, respectively, as of December 31, 2023.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For years ended December 31, 2023 and 2022, the Company received $35.0 million and $24.0 million, respectively, in cash dividends from Byline Bank. These funds were primarily used to pay interest on the subordinated notes, subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s common and preferred stock, and other corporate expenses.

Note 21—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022:

	2023			2022
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$37,475	$—	$550,000	$47,249	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	706,126	19,447	(19,345)	545,346	18,093	(17,817)
Other credit derivatives	3,602	1	—	6,678	—	—
Total derivatives	$1,359,728	$56,923	$(19,345)	$1,102,024	$65,342	$(17,817)

As of the effective time of the transaction reported in Note 3—Acquisition of a Business, Byline acquired and assumed two types of derivative instruments. Interest rate swap agreements previously designated as cash flow hedges of certain junior subordinated debentures issued to capital trusts had notional amounts of $42.0 million and had a fair value of $3.5 million included in accrued interest receivable and other assets. In July 2023, the Company terminated the interest rate swap agreements resulting in a net gain of $6,000. Other interest rate swap agreements not designated as hedging instruments had notional amounts of $67.7 million and fair values of $6.2 million reported in accrued interest receivable and other assets and accrued interest payable and other liabilities as of the effective time of the transaction.

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain other borrowings had notional amounts totaling $650.0 million and $550.0 million as of December 31, 2023 and 2022, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of December 31, 2023, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of December 31, 2023, pay-fixed interest rate swaps are comprised of six effective hedges. Receive-fixed interest rate swaps totaling $200.0 million are comprised of two effective hedges totaling $100.0 million, and two $50.0 million forward-starting swaps that are effective in March and August of 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $15.3 million and $1.0 million of interest income recorded during the year ended December 31, 2023, and 2022, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of December 31, 2023, the Company estimates $16.6 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $3.7 million and $15,000 as of December 31, 2023 and 2022, respectively.

The following table reflects the cash flow hedges as of December 31, 2023:

Notional amounts	$650,000
Derivative assets fair value	37,475
Derivative liabilities fair value	—
Weighted average remaining maturity	3.0 years

Receive rates are determined at the time the swaps become effective. As of December 31, 2023, the weighted average pay rates of the six effective pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 5.32%. As of December 31, 2023, the weighted average pay rates of the receive-fixed interest rate swaps of $100.0 million were 8.50% and the weighted average receive rates were 7.44%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2023 and 2022:

	2023			2022
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$9,605	$15,336	$—	$43,977	$1,022	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $706.1 million as of December 31, 2023, with maturities ranging from March 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2023, 2022, and 2021, there were $617,000, $2.0 million, and $912,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of December 31, 2023:

Notional amounts	$706,126
Derivative assets fair value	19,447
Derivative liabilities fair value	19,345
Weighted average pay rates	4.30%
Weighted average receive rates	5.79%
Weighted average remaining maturity	4.6 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume or sell a portion of the credit risk related to borrower transactions. As of December 31, 2023, the total notional amount of risk participated in was $1.2 million and the notional amount of risk participated out was $2.4 million. As of December 31, 2022, the total notional amount of risk participated in was $6.7 million. There were no risk participation agreements sold as of December 31, 2022. The credit risk related to the other credit derivatives assumed by the Company is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of December 31, 2023, or 2022. The fair values of the credit derivatives is reflected in other assets and liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Other interest rate derivatives	$(174)	$702	$541
Other credit derivatives	—	5	12
Total	$(174)	$707	$553

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2023 and 2022:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

	2023		2022
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$56,923	$(19,345)	$65,342	$(17,817)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$56,923	$(19,345)	$65,342	$(17,817)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(925)	925	(43)	43
Collateral received	(54,930)	—	(64,370)	—
Net credit exposure	$1,068	$(18,420)	$929	$(17,774)

As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.3 million. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $925,000. For purposes of this disclosure, the amount of posted collateral by the Company and by counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 22—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2023	2022
ASSETS
Cash	$39,461	$25,275
Investment in banking subsidiary	1,112,514	835,538
Other assets	13,893	16,924
Total assets	$1,165,868	$877,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$11,250	$—
Term loan	18,333	—
Subordinated notes, net	73,866	73,691
Junior subordinated debentures issued to capital trusts, net	70,452	37,338
Accrued expenses and other liabilities	1,816	892
Stockholders' equity	990,151	765,816
Total liabilities and stockholders' equity	$1,165,868	$877,737

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2023	2022	2021
INCOME
Dividends from subsidiary	$35,000	$24,000	$24,000
Other interest and dividend income	(247)	(139)	—
Change in fair value of equity securities, net	—	—	110
Other noninterest income	12	5	—
Total income	34,765	23,866	24,110
EXPENSES
Interest expense	11,495	7,149	6,412
Other noninterest expense	3,978	3,045	1,814
Total expenses	15,473	10,194	8,226
Income before provision for income taxes and equity in undistributed income of subsidiary	19,292	13,672	15,884
Benefit for income taxes	(4,107)	(2,633)	(2,022)
Income before equity in undistributed income of subsidiary	23,399	16,305	17,906
Equity in undistributed income of subsidiary	84,479	71,649	74,879
Net income	$107,878	$87,954	$92,785

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,878	$87,954	$92,785
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(84,479)	(71,649)	(74,879)
Share-based compensation expense	6,715	5,334	4,018
Change in fair value of equity securities, net	—	—	(110)
Amortization of subordinated debt issuance cost	175	174	175
Accretion of junior subordinated debentures discount	453	432	455
Changes in other assets and other liabilities	7,498	(14,531)	(6,974)
Net cash provided by operating activities	38,240	7,714	15,470
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(9,941)	(250)	(1,876)
Net cash paid in acquisition of business	(30,902)	—	—
Net cash used in investing activities	(40,843)	(250)	(1,876)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	15,000	—	—
Repayments of revolving line of credit	(3,750)	—	—
Proceeds from term loan	20,000	—	—
Repayments of term loan	(1,667)	—	—
Dividends paid on preferred stock	—	(196)	(783)
Dividends paid on common stock	(14,585)	(13,401)	(11,269)
Proceeds from issuance of common stock, net	1,791	1,506	2,140
Repurchase of preferred stock	—	(10,438)	—
Repurchase of common stock	—	(17,274)	(28,867)
Net cash provided by (used in) financing activities	16,789	(39,803)	(38,779)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,186	(32,339)	(25,185)
CASH AND CASH EQUIVALENTS, beginning of period	25,275	57,614	82,799
CASH AND CASH EQUIVALENTS, end of period	$39,461	$25,275	$57,614

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 871,699, 930,852, and 1,507,745 shares of common stock were outstanding as of December 31, 2023, 2022, and 2021, respectively. There were 627,271, 581,337, and 542,520 restricted stock awards outstanding at December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, 2022 and 2021, there were no stock options outstanding excluded from the calculation of diluted earnings per common share for anti-dilutive purposes. There were no non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as of December 31, 2023, 2022 or 2021.

	Years ended December 31,
	2023	2022	2021
Net income	$107,878	$87,954	$92,785
Less: Dividends on preferred shares	—	196	783
Net income available to common stockholders	$107,878	$87,758	$92,002
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	40,045,208	36,972,972	37,609,723
Incremental shares	400,345	503,148	759,344
Weighted-average common stock outstanding (dilutive)	40,445,553	37,476,120	38,369,067
Basic earnings per common share	$2.69	$2.37	$2.45
Diluted earnings per common share	$2.67	$2.34	$2.40

Note 24—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2023 and 2022 is as follows:

	2023	2022
Preferred stock
Par value per share	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	45,714,241	39,518,702
Shares outstanding	43,764,056	37,492,775
Treasury shares	1,950,185	2,025,927

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

On February 15, 2022, the Company gave notice of its intention to redeem all of its outstanding shares of the Series B Preferred Stock (the "Preferred Stock Redemption"). The Preferred Stock Redemption was in accordance with the terms of the Certificate of Designations of the Series B Preferred Stock dated as of June 16, 2017 (the "Certificate of Designation"). On March 31, 2022, the Company redeemed all 10,438 outstanding shares of Series B Preferred Stock. Under the Certificate of Designations, the per share redemption price was the liquidation preference of $1,000 per share plus an amount equal to any declared and unpaid dividends thereon for any prior dividend period and totaled $10.6 million.

For the years ended December 31, 2022 and 2021 the Company declared and paid dividends on the Series B Preferred Stock of $196,000 and $783,000, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Stockholders’ Equity (continued)

Total cash dividends declared and paid on the Company’s common stock during the years ended December 31, 2023, 2022 and 2021 were: $14.6 million declared and paid, or $0.36 per share, $13.5 million declared and $13.4 million paid, or $0.36 per share, and $11.4 million declared and $11.3 million paid, or $0.30 per share, respectively.

On December 10, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock, and on July 27, 2021, the Company's Board of Directors authorized an expansion of the stock repurchase program. Under the extended program, the Company was authorized to repurchase an additional 1,250,000 shares of the Company's outstanding common stock. The program was in effect from January 1, 2021 until December 31, 2022.

On December 12, 2022, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023.

The Company did not purchase any shares under the stock repurchase program for the year ended December 31, 2023. The Company purchased 689,068 shares at a cost of $17.3 million under the stock repurchase program during the year ended December 31, 2022 and purchased 1,331,708 shares at a cost of $28.9 million under this program during the year ended December 31, 2021. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statement of Financial Condition.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 2.9% of the Company’s outstanding common stock at December 31, 2023.

On January 23, 2024, the Company’s Board of Directors declared a cash dividend of $0.09 per share payable on February 20, 2024, to stockholders of record of the Company’s common stock as of February 6, 2024.

Note 25—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(305)	$18,352	$18,047
Other comprehensive income (loss), net of tax	3,122	(29,471)	(26,349)
Balance, December 31, 2021	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	31,498	(140,746)	(109,248)
Balance, December 31, 2022	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	(4,184)	21,617	17,433
Balance, December 31, 2023	$30,131	$(130,248)	$(100,117)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Selected Quarterly Financial Data (unaudited)

On December 31, 2022, the Company's Emerging Growth Company status expired and the Company adopted CECL and applied it retrospectively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Adoption of CECL includes both a $10.1 million retroactive equity adjustment to January 1, 2022 (Day 1) and a $1.7 million fourth quarter adjustment to earnings (net of tax) to account for the difference in provision for credit losses between CECL and the incurred loss methodology for the first three quarters of 2022. Results for reporting periods beginning after September 30, 2022 are presented under the new standard, while prior quarters previously reported are recast as if the new standard had been applied since January 1, 2022. The following table presents select financial data for the first three quarters of 2022 as reported and recast, and for the fourth quarter 2022 as reported.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on the specified criteria.

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

Moss Adams LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, is included in Item 8 - Financial Statements and Supplementary Data under the heading "Report of Independent Registered Public Accounting Firm".

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements: During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Code of Business Conduct and Ethics. Our Board of Directors has adopted a code of business conduct and ethics (the "Code of Ethics") that applies to all of our Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. A copy of the Code of Ethics is available without charge upon written request to Corporate Secretary, Byline Bancorp, Inc., 180 North LaSalle Street, Suite 300, Chicago, Illinois 60601 and is also posted on our website at www.bylinebancorp.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our Executive Officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

Stockholder Nominating Procedures: The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee: The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers and Directors required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2023, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	627,271	N/A	1,181,493
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan(1)	768,564	$11.31	—
First Evanston Option Exchange(1)	103,135	$11.95	—
Total	1,498,970		1,181,493

(1) For a description of the plan, please see Note 18 - Share Based Compensation to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item will be included in and is incorporated herein by reference from the 2024 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

10.2	Employment Agreement with Roberto R. Herencia (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38139) filed on February 22, 2021 and incorporated herein by reference)†

10.3	Employment Agreement with Thomas Abraham, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on April 20, 2021 and incorporated herein by reference) †

10.4	Employment Agreement with Thomas J. Bell III (filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on April 11, 2023 and incorporated herein by reference) †

10.5

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.6

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.7

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.8

First Amendment to Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-219143) filed on June 7, 2023 and incorporated herein by reference)†

10.9

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.10	First Amendment to Byline Bancorp, Inc. Employee Stock Purchase Plan

10.11

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2021 and incorporated herein by reference)†

10.13

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38139) filed on May 5, 2023 and incorporated herein by reference) †

10.14	Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Time Based Vesting)

10.15	Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Cliff Time Based Vesting)

10.16

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.17

Second Amended and Restated Term Loan and Revolving Credit Agreement dated as of May 26, 2023 between Byline Bancorp, Inc. and CIBC Bank USA (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on May 26, 2023 and incorporated herein by reference)

21.1	Subsidiaries of Byline Bancorp, Inc.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Byline Bancorp, Inc. Compensation Clawback Policy

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File – the cover page XBRL taxes are embedded within the Inline XBRL document

† Indicates a management contract or compensatory plan.

(a)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYLINE BANCORP, INC.

Date: March 4, 2024	By:	/s/ Roberto R. Herencia
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

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	March 4, 2024
Roberto R. Herencia

/s/ Thomas J. Bell III	Executive Vice President and Chief Financial Officer (principal financial officer)	March 4, 2024
Thomas J. Bell III

/s/ Maria Sherylle A. Olano	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 4, 2024
Maria Sherylle A. Olano

/s/ Alberto J. Paracchini	Director and President	March 4, 2024
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	March 4, 2024
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	March 4, 2024
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	March 4, 2024
Steven P. Kent

/s/ William G. Kistner	Director	March 4, 2024
William G. Kistner

/s/ Antonio del Valle Perochena	Director	March 4, 2024
Antonio del Valle Perochena

/s/ Margarita Hugues Vélez	Director	March 4, 2024
Margarita Hugues Vélez

/s/ Pamela Stewart	Director	March 4, 2024
Pamela Stewart

/s/ Carlos Ruiz Sacristán	Director	March 4, 2024
Carlos Ruiz Sacristán