Form 10-Q
period 2024-03-31
BYLINE BANCORP, INC.
filed 2024-05-03
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 44,124,124 shares outstanding as of April 30, 2024

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$58,640	$60,431
Interest bearing deposits with other banks	578,197	165,705
Cash and cash equivalents	636,837	226,136
Equity and other securities, at fair value	9,135	8,743
Securities available-for-sale, at fair value (amortized cost at March 31, 2024—$1,562,427, December 31, 2023—$1,516,801)	1,379,147	1,342,480
Securities held-to-maturity, at amortized cost (fair value at March 31, 2024—$1,149, December 31, 2023 —$1,149)	1,156	1,157
Restricted stock, at cost	22,793	16,304
Loans held for sale	23,568	18,005
Loans and leases:
Loans and leases	6,778,214	6,684,306
Allowance for credit losses - loans and leases	(102,366)	(101,686)
Net loans and leases	6,675,848	6,582,620
Servicing assets, at fair value	20,992	19,844
Premises and equipment, net	64,466	66,627
Goodwill and other intangible assets, net	202,133	203,478
Bank-owned life insurance	97,748	96,900
Deferred tax assets, net	53,029	50,058
Accrued interest receivable and other assets	223,651	249,615
Total assets	$9,410,503	$8,881,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,851,727	$1,905,876
Interest-bearing deposits	5,498,475	5,271,123
Total deposits	7,350,202	7,176,999
Other borrowings	721,173	395,190
Subordinated notes, net	73,909	73,866
Junior subordinated debentures issued to capital trusts, net	70,567	70,452
Accrued interest payable and other liabilities	185,603	175,309
Total liabilities	8,401,454	7,891,816
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	452	451
Additional paid-in capital	708,844	710,488
Retained earnings	455,532	429,036
Treasury stock, at cost	(48,869)	(49,707)
Accumulated other comprehensive loss, net of tax	(106,910)	(100,117)
Total stockholders’ equity	1,009,049	990,151
Total liabilities and stockholders’ equity	$9,410,503	$8,881,967

	March 31, 2024		December 31, 2023
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	45,946,804	—	45,714,241
Shares outstanding	—	44,108,387	—	43,764,056
Treasury shares	—	1,838,417	—	1,950,185

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$123,792	$92,343
Interest on securities	9,734	6,600
Other interest and dividend income	4,795	1,059
Total interest and dividend income	138,321	100,002
INTEREST EXPENSE
Deposits	45,962	16,298
Other borrowings	3,824	5,888
Subordinated notes and debentures	2,994	2,098
Total interest expense	52,780	24,284
Net interest income	85,541	75,718
PROVISION FOR CREDIT LOSSES	6,643	9,825
Net interest income after provision for credit losses	78,898	65,893
NON-INTEREST INCOME
Fees and service charges on deposits	2,427	2,120
Loan servicing revenue	3,364	3,380
Loan servicing asset revaluation	(703)	656
ATM and interchange fees	1,075	1,063
Change in fair value of equity securities, net	392	350
Net gains on sales of loans	5,533	5,148
Wealth management and trust income	1,157	924
Other non-interest income	2,228	1,504
Total non-interest income	15,473	15,145
NON-INTEREST EXPENSE
Salaries and employee benefits	33,953	30,394
Occupancy and equipment expense, net	5,284	4,444
Impairment charge on assets held for sale	—	20
Loan and lease related expenses	685	963
Legal, audit and other professional fees	2,719	3,114
Data processing	4,145	3,783
Net gain recognized on other real estate owned and other related expenses	(98)	(103)
Other intangible assets amortization expense	1,345	1,455
Other non-interest expense	5,776	4,730
Total non-interest expense	53,809	48,800
INCOME BEFORE PROVISION FOR INCOME TAXES	40,562	32,238
PROVISION FOR INCOME TAXES	10,122	8,293
NET INCOME	$30,440	$23,945
EARNINGS PER COMMON SHARE
Basic	$0.70	$0.65
Diluted	$0.70	$0.64

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Net income	$30,440	$23,945
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(8,959)	14,599
Tax effect	2,389	(3,900)
Net of tax	(6,570)	10,699
Cash flow hedges
Unrealized holding gains arising during the period	4,531	194
Reclassification adjustments for net gains included in net income	(4,836)	(1,956)
Tax effect	82	471
Net of tax	(223)	(1,291)
Total other comprehensive income (loss)	(6,793)	9,408
Comprehensive income	$23,647	$33,353

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	23,945	—	—	23,945
Other comprehensive income, net of tax	—	—	—	—	—	9,408	9,408
Restricted stock activity, net	220,652	1	(1,704)	—	48	—	(1,655)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,374)	—	—	(3,374)
Share-based compensation expense	—	—	1,510	—	—	—	1,510
Balance, March 31, 2023	37,713,427	$390	$598,103	$356,365	$(51,066)	$(108,142)	$795,650

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	30,440	—	—	30,440
Other comprehensive loss, net of tax	—	—	—	—	—	(6,793)	(6,793)
Issuance of common stock upon exercise of stock options, net	68,186	—	(331)	—	(671)	—	(1,002)
Restricted stock activity, net	276,145	1	(3,159)	—	1,509	—	(1,649)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,944)	—	—	(3,944)
Share-based compensation expense	—	—	1,846	—	—	—	1,846
Balance, March 31, 2024	44,108,387	$452	$708,844	$455,532	$(48,869)	$(106,910)	$1,009,049

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,440	$23,945
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	6,643	9,825
Impairment loss on premises and equipment	1,069	—
Impairment loss on operating lease right-of-use asset	194	—
Impairment loss on assets held for sale	—	20
Depreciation and amortization of premises and equipment	1,307	981
Net amortization (accretion) of securities	(481)	856
Net change in fair value of equity securities	(392)	(350)
Net gains on sales and disposal of premises and equipment	(482)	—
Net gains on sales of loans	(5,533)	(5,148)
Originations of U.S. government guaranteed loans	(79,089)	(53,602)
Proceeds from U.S. government guaranteed loans sold	35,005	46,824
Accretion of premiums and discounts on acquired loans, net	(4,284)	(729)
Net change in servicing assets	(1,148)	(1,772)
Net losses on sales and valuation adjustments of other real estate owned	18	296
Net amortization of other acquisition accounting adjustments	1,626	1,455
Amortization of subordinated debt issuance cost	43	44
Accretion of junior subordinated debentures discount	115	104
Share-based compensation expense	1,846	1,510
Deferred tax benefit	(501)	(134)
Increase in cash surrender value of bank owned life insurance	(848)	(588)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(374)	10,214
Accrued interest payable and other liabilities	77,162	15,384
Net cash provided by operating activities	62,336	49,135
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(106,623)	(1,280)
Proceeds from maturities and calls of securities available-for-sale	31,953	3,784
Proceeds from paydowns of securities available-for-sale	28,916	21,262
Purchases of Federal Home Loan Bank stock, net	(6,489)	(10,575)
Net change in loans and leases	(95,840)	(94,571)
Purchases of premises and equipment	(512)	(281)
Proceeds from sales of premises and equipment	363	—
Proceeds from sales of assets held for sale	1,178	—
Proceeds from sales of other real estate owned	402	764
Net cash used in investing activities	(146,652)	(80,897)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$172,922	$117,531
Repayments of line of credit	(11,250)	—
Repayments of term loan	(1,666)	—
Proceeds from short-term borrowings	570,000	6,100,100
Repayments of short-term borrowings	(425,000)	(6,100,100)
Proceeds from BTFP advances	200,000	—
Net increase (decrease) in securities sold under agreements to repurchase	(6,101)	22,411
Dividends paid on common stock	(3,888)	(3,322)
Net cash provided by financing activities	495,017	136,620
NET CHANGE IN CASH AND CASH EQUIVALENTS	410,701	104,858
CASH AND CASH EQUIVALENTS, beginning of period	226,136	179,353
CASH AND CASH EQUIVALENTS, end of period	$636,837	$284,211
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$52,724	$19,483
Cash paid during the period for taxes	$406	$309
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$5	$55
Right-of-use assets exchanged for operating lease liabilities	$422	$313
Common share withholding	$2,651	$1,655
Common dividend declared, not paid	$56	$52

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2024 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Therefore, segments disclosures are currently not required.

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

Adopted Accounting Pronouncements

Fair Value Measurement (Topic 820) - In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in the ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account on the equity security and, therefore, is not considered in measuring fair value. The ASU also requires additional disclosures about the restriction. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company evaluated the accounting and disclosure requirements of this update and they did not have a material effect on the consolidated financial statements.

Issued Accounting Pronouncements Pending Adoption

Business Combinations (Topic 805) - In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly-formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses for public entities reporting segment information under Topic 280. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company is evaluating the internal control and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) –In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

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

Merger-related expenses, including acquisition advisory expenses of $256,000, core system conversion expenses of $199,000, salaries and employee benefits of $18,000, and other non-interest expenses of $16,000 related to the Inland acquisition, are reflected in non-interest expense on the Consolidated Statements of Operations for the three months ended March 31, 2023.

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

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2023, as if the acquisition had occurred on January 1, 2023. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2023. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For the Three Months Ended
March 31,
2023
Total revenues (net interest income and non-interest income)	$107,807
Net income	$22,153
Earnings per share—basic	$0.52
Earnings per share—diluted	$0.51

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

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$87,147	$9	$(1,044)	$86,112
U.S. Government agencies	155,659	22	(17,627)	138,054
Obligations of states, municipalities, and political subdivisions	86,160	264	(4,715)	81,709
Residential mortgage-backed securities
Agency	825,180	2,060	(100,653)	726,587
Non-agency	136,561	—	(22,852)	113,709
Commercial mortgage-backed securities
Agency	197,171	—	(33,625)	163,546
Corporate securities	40,667	5	(3,920)	36,752
Asset-backed securities	33,882	30	(1,234)	32,678
Total	$1,562,427	$2,390	$(185,670)	$1,379,147

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,156	$—	$(7)	$1,149
Total	$1,156	$—	$(7)	$1,149

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$61	$(1,025)	$115,434
U.S. Government agencies	147,062	37	(16,404)	130,695
Obligations of states, municipalities, and political subdivisions	86,022	396	(4,143)	82,275
Residential mortgage-backed securities
Agency	786,970	4,247	(95,414)	695,803
Non-agency	122,359	—	(22,099)	100,260
Commercial mortgage-backed securities
Agency	181,452	—	(34,248)	147,204
Corporate securities	40,681	—	(4,510)	36,171
Asset-backed securities	35,857	2	(1,221)	34,638
Total	$1,516,801	$4,743	$(179,064)	$1,342,480

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(8)	$1,149
Total	$1,157	$—	$(8)	$1,149

The Company did not classify securities as trading during the three months ended March 31, 2024 or during 2023.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	9	$19,532	$(95)	$31,939	$(949)	$51,471	$(1,044)
U.S. Government agencies	19	10,517	(30)	117,934	(17,597)	128,451	(17,627)
Obligations of states, municipalities and political subdivisions	76	19,232	(295)	49,261	(4,420)	68,493	(4,715)
Residential mortgage-backed securities
Agency	122	88,634	(808)	526,201	(99,845)	614,835	(100,653)
Non-agency	21	16,710	(62)	96,999	(22,790)	113,709	(22,852)
Commercial mortgage-backed securities
Agency	49	19,677	(114)	143,869	(33,511)	163,546	(33,625)
Corporate securities	20	—	—	35,256	(3,920)	35,256	(3,920)
Asset-backed securities	3	6,586	—	6,608	(1,234)	13,194	(1,234)
Total	319	$180,888	$(1,404)	$1,008,067	$(184,266)	$1,188,955	$(185,670)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	1	$—	$—	$599	$(7)	$599	$(7)
Total	1	$—	$—	$599	$(7)	$599	$(7)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$5,018	$(4)	$31,843	$(1,021)	$36,861	$(1,025)
U.S. Government agencies	18	535	(9)	119,109	(16,395)	119,644	(16,404)
Obligations of states, municipalities and political subdivisions	61	12,267	(156)	49,617	(3,987)	61,884	(4,143)
Residential mortgage-backed securities
Agency	102	8,332	(49)	543,648	(95,365)	551,980	(95,414)
Non-agency	20	636	—	99,624	(22,099)	100,260	(22,099)
Commercial mortgage-backed securities
Agency	48	6,765	(1,517)	140,439	(32,731)	147,204	(34,248)
Corporate securities	21	—	—	36,171	(4,510)	36,171	(4,510)
Asset-backed securities	6	—	—	25,653	(1,221)	25,653	(1,221)
Total	283	$33,553	$(1,735)	$1,046,104	$(177,329)	$1,079,657	$(179,064)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	2	$—	$—	$1,149	$(8)	$1,149	$(8)
Total	2	$—	$—	$1,149	$(8)	$1,149	$(8)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 319 securities available-for-sale with unrealized losses at March 31, 2024. There was one security held-to-maturity with unrealized losses at March 31, 2024. There was no allowance for credit losses for held-to-maturity debt securities at March 31, 2024 or December 31, 2023. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $4.9 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no proceeds from sales of securities available-for-sale, nor associated gains and losses on sales and calls of securities, for the three months ended March 31, 2024 and 2023, respectively.

Securities posted and pledged as collateral were $659.9 million and $464.5 million at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $388.6 million and $390.3 million, respectively, and for customer repurchase agreements of $50.2 million and $47.8 million, respectively. At March 31, 2024, there were $194.3 million of securities pledged to the Federal Reserve Bank ("FRB"). At December 31, 2023 no securities were pledged to the FRB. At March 31, 2024 and December 31, 2023, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2024, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$75,272	$74,486
Due from one to five years	118,834	113,034
Due from five to ten years	163,174	146,082
Due after ten years	46,235	41,703
Mortgage-backed securities	1,158,912	1,003,842
Total	$1,562,427	$1,379,147
Held-to-maturity
Due in one year or less	$1,156	$1,149
Due from one to five years	—	—
Total	$1,156	$1,149

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	March 31,	December 31,
	2024	2023
Commercial real estate	$2,265,195	$2,317,289
Residential real estate	732,230	718,733
Construction, land development, and other land	530,320	528,275
Commercial and industrial	2,548,442	2,444,405
Installment and other	3,076	3,138
Lease financing receivables	685,763	659,686
Total loans and leases	6,765,026	6,671,526
Net unamortized deferred fees and costs	6,908	6,600
Initial direct costs	6,280	6,180
Allowance for credit losses - loans and leases	(102,366)	(101,686)
Net loans and leases	$6,675,848	$6,582,620

	March 31,	December 31,
	2024	2023
Lease financing receivables
Net minimum lease payments	$666,340	$644,507
Unguaranteed residual values	101,536	92,127
Unearned income	(82,113)	(76,948)
Total lease financing receivables	685,763	659,686
Initial direct costs	6,280	6,180
Lease financial receivables before allowance for credits losses - loans and leases	$692,043	$665,866

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At March 31, 2024 and December 31, 2023, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $101.0 million and $93.3 million, respectively. At March 31, 2024 and December 31, 2023, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.9 million and $26.2 million, respectively, which are included in total loans and leases. At March 31, 2024 and December 31, 2023, installment and other loans included overdraft deposits of $1.2 million and $754,000, respectively, which were reclassified as loans. At March 31, 2024 and December 31, 2023, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $2.2 billion, respectively. Accrued interest on loans and leases were $37.8 million and $38.9 million as of March 31, 2024 and December 31, 2023, respectively, and are included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of March 31, 2024 are summarized as follows:

Minimum Lease Payments
2024	$164,051
2025	202,138
2026	154,408
2027	96,119
2028	43,021
Thereafter	6,603
Total	$666,340

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of March 31, 2024 and December 31, 2023:

March 31, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,879,149	$117,460	$271,720	$2,268,329
Residential real estate	488,887	39,535	204,589	733,011
Construction, land development, and other land	416,996	26,418	85,553	528,967
Commercial and industrial	2,420,952	18,100	113,673	2,552,725
Installment and other	2,855	118	166	3,139
Lease financing receivables	691,617	—	426	692,043
Total loans and leases	$5,900,456	$201,631	$676,127	$6,778,214

December 31, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,907,029	$137,807	$275,476	$2,320,312
Residential real estate	465,133	42,510	211,887	719,530
Construction, land development, and other land	415,162	25,331	86,344	526,837
Commercial and industrial	2,311,563	19,460	117,538	2,448,561
Installment and other	2,919	125	156	3,200
Lease financing receivables	665,239	—	627	665,866
Total loans and leases	$5,767,045	$225,233	$692,028	$6,684,306

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $10.1 million and $10.0 million at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$162,977	$117,460	$185,007	$137,807
Residential real estate	84,559	39,535	88,036	42,510
Construction, land development, and other land	33,140	26,418	32,140	25,331
Commercial and industrial	20,400	18,100	21,870	19,460
Installment and other	783	118	789	125
Total purchased credit deteriorated loans	$301,859	$201,631	$327,842	$225,233

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

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $4.6 million and $4.7 million at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$280,291	$271,720	$284,819	$275,476
Residential real estate	209,952	204,589	227,392	211,887
Construction, land development, and other land	86,168	85,553	87,143	86,344
Commercial and industrial	119,197	113,673	123,540	117,538
Installment and other	179	166	170	156
Lease financing receivables	427	426	628	627
Total acquired non-credit-deteriorated loans and leases	$696,214	$676,127	$723,692	$692,028

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of March 31, 2024 and December 31, 2023:

	Term loans amortized cost by origination year						Revolving	Total
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$49,831	$249,142	$438,366	$497,715	$236,622	$514,023	$14,124	$1,999,823
Watch	975	13,665	19,734	16,039	37,322	72,490	—	160,225
Special Mention	—	7,635	1,836	10,432	2,595	34,684	—	57,182
Substandard	—	638	3,808	4,852	1,194	40,607	—	51,099
Total	$50,806	$271,080	$463,744	$529,038	$277,733	$661,804	$14,124	$2,268,329
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$286	$88	$575	$2,108	$—	$3,057
Residential Real Estate
Pass	$6,795	$49,973	$135,135	$119,107	$51,950	$263,998	$56,965	$683,923
Watch	—	—	5,389	406	16,848	12,933	2,392	37,968
Special Mention	—	—	—	—	3,767	480	—	4,247
Substandard	200	—	29	105	1,077	4,516	946	6,873
Total	$6,995	$49,973	$140,553	$119,618	$73,642	$281,927	$60,303	$733,011
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$—	$114,072	$124,789	$179,184	$37,041	$11,126	$826	$467,038
Watch	—	1,391	14,408	24,777	8,805	3,110	—	52,491
Special Mention	—	—	—	9,438	—	—	—	9,438
Substandard	—	—	—	—	—	—	—	—
Total	$—	$115,463	$139,197	$213,399	$45,846	$14,236	$826	$528,967
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$127,262	$472,634	$488,279	$282,042	$103,274	$206,107	$540,979	$2,220,577
Watch	80	55,427	21,754	46,969	2,478	20,120	40,803	187,631
Special Mention	—	366	20,531	10,589	2,326	6,418	40,738	80,968
Substandard	—	541	9,390	9,867	5,785	25,346	12,620	63,549
Total	$127,342	$528,968	$539,954	$349,467	$113,863	$257,991	$635,140	$2,552,725
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$909	$735	$398	$1,577	$—	$3,619
Installment and Other
Pass	$145	$408	$116	$56	$130	$430	$1,830	$3,115
Watch	—	—	—	23	—	—	1	24
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$145	$408	$116	$79	$130	$430	$1,831	$3,139
Gross charge-offs for the three months ended March 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$87,748	$303,606	$187,907	$81,700	$24,808	$4,149	$—	$689,918
Watch	—	—	61	912	14	—	—	987
Special Mention	—	—	—	—	155	99	—	254
Substandard	—	173	141	523	44	3	—	884
Total	$87,748	$303,779	$188,109	$83,135	$25,021	$4,251	$—	$692,043
Gross charge-offs for the three months ended March 31, 2024	$—	$95	$175	$80	$23	$—	$—	$373
Total Loans and Leases
Pass	$271,781	$1,189,835	$1,374,592	$1,159,804	$453,825	$999,833	$614,724	$6,064,394
Watch	1,055	70,483	61,346	89,126	65,467	108,653	43,196	439,326
Special Mention	—	8,001	22,367	30,459	8,843	41,681	40,738	152,089
Substandard	200	1,352	13,368	15,347	8,100	70,472	13,566	122,405
Total	$273,036	$1,269,671	$1,471,673	$1,294,736	$536,235	$1,220,639	$712,224	$6,778,214
Gross charge-offs for the three months ended March 31, 2024	$—	$95	$1,370	$903	$996	$3,685	$—	$7,049

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$247,856	$452,127	$516,624	$229,053	$143,283	$388,872	$28,360	$2,006,175
Watch	12,501	22,094	26,408	46,713	20,364	68,003	—	196,083
Special Mention	—	799	10,752	2,618	12,751	25,790	—	52,710
Substandard	—	2,888	5,841	1,771	7,483	46,532	829	65,344
Total	$260,357	$477,908	$559,625	$280,155	$183,881	$529,197	$29,189	$2,320,312
Gross charge-offs, year ended December 31, 2023	$—	$193	$60	$1,511	$4,054	$3,911	$—	$9,729
Residential Real Estate
Pass	$55,178	$135,477	$104,005	$54,651	$37,806	$225,593	$57,865	$670,575
Watch	—	4,811	—	17,417	7,167	8,708	1,597	39,700
Special Mention	—	—	—	3,594	127	1	413	4,135
Substandard	—	—	107	189	349	3,523	952	5,120
Total	$55,178	$140,288	$104,112	$75,851	$45,449	$237,825	$60,827	$719,530
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$21	$—	$21
Construction, Land Development, & Land
Pass	$82,449	$145,174	$184,544	$35,466	$9,772	$1,429	$174	$459,008
Watch	1,392	13,990	21,313	18,716	3,125	—	—	58,536
Special Mention	—	—	9,279	—	—	—	—	9,279
Substandard	—	—	—	—	—	14	—	14
Total	$83,841	$159,164	$215,136	$54,182	$12,897	$1,443	$174	$526,837
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$475,720	$514,902	$288,392	$109,430	$73,059	$147,168	$524,348	$2,133,019
Watch	41,027	33,080	50,407	1,385	6,951	18,180	39,531	190,561
Special Mention	—	6,164	10,595	2,631	1,112	6,643	36,354	63,499
Substandard	—	7,332	6,067	6,431	10,116	18,381	13,155	61,482
Total	$516,747	$561,478	$355,461	$119,877	$91,238	$190,372	$613,388	$2,448,561
Gross charge-offs, year ended December 31, 2023	$1,518	$1,938	$5,372	$4,451	$1,087	$1,045	$—	$15,411
Installment and Other
Pass	$564	$132	$79	$133	$28	$424	$1,814	$3,174
Watch	—	—	25	—	—	1	—	26
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$564	$132	$104	$133	$28	$425	$1,814	$3,200
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$—	$3
Lease Financing Receivables
Pass	$327,099	$207,640	$93,242	$29,343	$5,443	$856	$—	$663,623
Watch	—	67	1,008	16	—	—	—	1,091
Special Mention	—	—	—	179	101	36	—	316
Substandard	259	138	384	55	—	—	—	836
Total	$327,358	$207,845	$94,634	$29,593	$5,544	$892	$—	$665,866
Gross charge-offs, year ended December 31, 2023	$734	$886	$549	$139	$75	$54	$—	$2,437
Total Loans and Leases
Pass	$1,188,866	$1,455,452	$1,186,886	$458,076	$269,391	$764,342	$612,561	$5,935,574
Watch	54,920	74,042	99,161	84,247	37,607	94,892	41,128	485,997
Special Mention	—	6,963	30,626	9,022	14,091	32,470	36,767	129,939
Substandard	259	10,358	12,399	8,446	17,948	68,450	14,936	132,796
Total	$1,244,045	$1,546,815	$1,329,072	$559,791	$339,037	$960,154	$705,392	$6,684,306
Gross charge-offs, year ended December 31, 2023	$2,252	$3,017	$5,981	$6,101	$5,216	$5,034	$—	$27,601

At March 31, 2024 and at December 31, 2023 there were no loans or leases which were risk rated Doubtful or Loss. As of March 31, 2024 and December 31, 2023, respectively, there were $51.9 million and $52.2 million of term loans that had been converted from revolving loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at March 31, 2024 and December 31, 2023:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$50,806	$270,638	$459,995	$524,429	$276,731	$635,489	$14,124	$2,232,212
30-59 Days Past Due	—	442	1,043	3,809	595	2,791	—	8,680
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,706	800	407	23,524	—	27,437
Total Past Due	—	442	3,749	4,609	1,002	26,315	—	36,117
Total	$50,806	$271,080	$463,744	$529,038	$277,733	$661,804	$14,124	$2,268,329
Residential Real Estate
Current	$6,995	$49,973	$140,035	$119,107	$72,402	$276,374	$59,007	$723,893
30-59 Days Past Due	—	—	489	406	174	578	350	1,997
60-89 Days Past Due	—	—	—	—	—	461	—	461
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	29	105	1,066	4,514	946	6,660
Total Past Due	—	—	518	511	1,240	5,553	1,296	9,118
Total	$6,995	$49,973	$140,553	$119,618	$73,642	$281,927	$60,303	$733,011
Construction, Land Development, & Land
Current	$—	$115,463	$139,197	$213,399	$45,846	$14,236	$826	$528,967
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$—	$115,463	$139,197	$213,399	$45,846	$14,236	$826	$528,967
Commercial & Industrial
Current	$127,342	$525,182	$530,704	$346,250	$108,120	$238,084	$632,383	$2,508,065
30-59 Days Past Due	—	3,246	1,697	903	1,454	3,729	576	11,605
60-89 Days Past Due	—	127	1	—	—	—	—	128
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	413	7,552	2,314	4,289	16,178	2,181	32,927
Total Past Due	—	3,786	9,250	3,217	5,743	19,907	2,757	44,660
Total	$127,342	$528,968	$539,954	$349,467	$113,863	$257,991	$635,140	$2,552,725
Installment and Other
Current	$145	$408	$116	$56	$130	$430	$1,831	$3,116
30-59 Days Past Due	—	—	—	23	—	—	—	23
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	23	—	—	—	23
Total	$145	$408	$116	$79	$130	$430	$1,831	$3,139
Lease Financing Receivables
Current	$87,703	$301,476	$185,879	$81,572	$24,672	$4,138	$—	$685,440
30-59 Days Past Due	45	1,602	577	789	206	71	—	3,290
60-89 Days Past Due	—	528	1,512	251	108	39	—	2,438
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	173	141	523	35	3	—	875
Total Past Due	45	2,303	2,230	1,563	349	113	—	6,603
Total	$87,748	$303,779	$188,109	$83,135	$25,021	$4,251	$—	$692,043
Total Loans and Leases
Current	$272,991	$1,263,140	$1,455,926	$1,284,813	$527,901	$1,168,751	$708,171	$6,681,693
30-59 Days Past Due	45	5,290	3,806	5,930	2,429	7,169	926	25,595
60-89 Days Past Due	—	655	1,513	251	108	500	—	3,027
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	586	10,428	3,742	5,797	44,219	3,127	67,899
Total Past Due	45	6,531	15,747	9,923	8,334	51,888	4,053	96,521
Total	$273,036	$1,269,671	$1,471,673	$1,294,736	$536,235	$1,220,639	$712,224	$6,778,214

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $8.4 million of commercial real estate loans, $3.6 million of residential real estate, and $3.4 million of commercial and industrial loans as of March 31, 2024. The Company recognized $255,000 of interest income on non-accrual loans and leases for the three months ended March 31, 2024.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans, $3.6 million of residential real estate loans, and $2.3 million of commercial and industrial loans, as of December 31, 2023. The Company recognized $970,000 of interest income on non-accrual loans and leases for the three months ended March 31, 2023.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2024 are as follows:

March 31, 2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture)	824	(148)	24	5,836	(3)	358	6,891
Charge-offs	(3,057)	—	—	(3,619)	—	(373)	(7,049)
Recoveries	436	1	—	232	—	169	838
Ending balance	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Ending balance:
Individually evaluated for impairment	$8,905	$—	$—	$12,772	$—	$—	$21,677
Collectively evaluated for impairment	22,535	3,348	2,930	43,459	33	8,384	80,689
Total allowance for credit losses - loans and leases	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366

Loans and leases ending balance:
Individually evaluated for impairment	$40,778	$4,658	$—	$39,889	$—	$—	$85,325
Collectively evaluated for impairment	2,227,551	728,353	528,967	2,512,836	3,139	692,043	6,692,889
Total loans and leases	$2,268,329	$733,011	$528,967	$2,552,725	$3,139	$692,043	$6,778,214

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three months ended March 31, 2023:

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

The Company increased the allowance for credit losses - loans and leases by $680,000 and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. For loans individually evaluated for impairment, the Company decreased allowance for credit losses - loans and leases by $5.6 million for the three months ended March 31, 2024, and increased the allowance for loans individually evaluated by $6.7 million for the three months ended March 31, 2023. For loans and leases collectively evaluated for impairment, the Company increased the allowance by $6.2 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. The change in allowance for credit losses - loans and leases collectively evaluated for impairment was mainly due to changes in expected losses driven by macro-economic factors, as well as growth in the loan and lease portfolio and through acquisition.

There were no borrowers receiving loan modifications during the three months ended March 31, 2024. The following table presents loans with modified terms as of March 31, 2023:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the amortized cost basis of loans that had a payment default as of March 31, 2024 and were modified in the twelve months prior to default.

March 31, 2024	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$—	$2,842	$—	$2,842	0.13%
Commercial and industrial	43	—	353	396	0.02%
Total loans and leases	$43	$2,842	$353	$3,238	0.05%

As of December 31, 2023, the amortized cost of commercial and industrial loans that had a payment default and were modified in the twelve months prior to default was $406,000, which represented 0.02% of outstanding commercial and industrial loans.

Modified loans are either collectively assessed based on portfolio risk segment and risk rating or individually assessed for loans exceeding $500,000. Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023:

March 31, 2024	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$11,590	$29,188	$—	$—	$—	$—	$40,778
Residential real estate	—	—	—	2,792	1,866	—	—	4,658
Commercial and industrial	—	—	—	—	—	—	39,889	39,889
Total	$—	$11,590	$29,188	$2,792	$1,866	$—	$39,889	$85,325

December 31, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$28,767	$35,572	$—	$—	$—	$—	$64,339
Residential real estate	—	—	—	2,793	800	—	—	3,593
Construction, land development, and other land	813	—	—	—	—	—	—	813
Commercial and industrial	—	—	—	—	—	—	44,749	44,749
Total	$813	$28,767	$35,572	$2,793	$800	$—	$44,749	$113,494

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Beginning balance	$3,636	$4,203
Provision/(recapture) for unfunded commitments	(248)	113
Ending balance	$3,388	$4,316

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$19,844	$19,172
Additions, net	1,851	1,116
Changes in fair value	(703)	656
Ending balance	$20,992	$20,944

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
Loan portfolios serviced for:
SBA guaranteed loans	$1,524,421	$1,530,401
USDA guaranteed loans	207,701	197,942
Total	$1,732,122	$1,728,343

Loan servicing revenue totaled $3.4 million for each of the three months ended March 31, 2024 and 2023.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $703,000 and an upward valuation of $656,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 7—Other Real Estate Owned

Other real estate owned ("OREO") is included in accrued interest receivable and other assets in the Company's Condensed Consolidated Statements of Financial Condition. The following table presents the change in OREO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,200	$4,717
Net additions to OREO	5	55
Proceeds from sales of OREO	(402)	(764)
Gains (losses) on sales of OREO	(18)	35
Valuation adjustments	—	(331)
Ending balance	$785	$3,712

At March 31, 2024, and December 31, 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2024, and December 31, 2023, there was a $27,000 of consumer mortgage loan secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the three months ended March 31, 2024 or 2023.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the periods indicated:

	Balance Sheet Line Item	March 31, 2024	December 31, 2023
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,352	$12,474
Operating lease liability	Accrued interest payable and other liabilities	12,205	14,268

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At March 31, 2024, the weighted average discount rate of operating leases was 2.75% and the weighted average remaining life of operating leases was 5.0 years, compared to 2.90% and 6.1 years as of December 31, 2023.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$727	$623
Short-term lease cost	87	69
Variable lease cost	423	412
Less: Sublease income	(130)	(156)
Total lease cost, net	$1,107	$948

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $953,000 and $855,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company recorded $422,000 and $313,000 of right-of-use lease assets in exchange for operating lease liabilities for the three months ended March 31, 2024 and 2023, respectively.

During the quarter ended March 31, 2024, the Company recorded $194,000 of impairment related to two branch facilities to be closed at the end of the second quarter of 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to March 31, 2024, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2024	$2,906
2025	3,266
2026	2,359
2027	1,313
2028	986
Thereafter	2,529
Total undiscounted lease payments	13,359
Less: Imputed interest	(1,154)
Net lease liabilities	$12,205

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.0 million, and the leases have contractual lives extending through 2028. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648
Amortization	—	(1,278)	(67)	—	(1,388)	(67)
Ending balance	$181,705	$19,115	$1,313	$148,353	$7,498	$1,581
Accumulated amortization	N/A	$53,601	$1,903	N/A	$47,968	$1,635
Weighted average remaining amortization period	N/A	8.1 Years	4.9 Years	N/A	4.5 Years	5.9 Years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2024:

Estimated Amortization
2024	$4,035
2025	4,473
2026	3,566
2027	2,676
2028	2,101
Thereafter	3,577
Total	$20,428

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2024 and 2023 was 25.0% and 25.7%, respectively. The Company recorded discrete income tax benefit of $501,000 and $134,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2024 and 2023, respectively.

Net deferred tax assets increased to $53.0 million at March 31, 2024 compared to $50.1 million at December 31, 2023, primarily as a result of the change in unrealized losses on available-for-sale securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Non-interest-bearing demand deposits	$1,851,727	$1,905,876
Interest-bearing checking accounts	687,142	577,609
Money market demand accounts	2,263,819	2,266,030
Other savings	524,890	542,532
Time deposits (below $250,000)	1,594,290	1,520,082
Time deposits ($250,000 and above)	428,334	364,870
Total deposits	$7,350,202	$7,176,999

There were $436.3 million and $480.0 million of brokered deposits included in time deposits below $250,000 at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the scheduled maturities of time deposits were:

Scheduled Maturities
2024	$1,653,993
2025	354,598
2026	8,126
2027	4,689
2028	1,092
Thereafter	126
Total	$2,022,624

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	March 31,	December 31,
	2024	2023
Federal Home Loan Bank advances	$470,000	$325,000
Bank Term Funding Program	200,000	—
Securities sold under agreements to repurchase	34,506	40,607
Term Loan	16,667	18,333
Line of credit	—	11,250
Total	$721,173	$395,190

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of March 31, 2024 and December 31, 2023, there were no outstanding advances under the Federal Reserve Bank discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2024, fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $220.0 million, with an interest rate of 5.45% and matured in April 2024. Total variable rate advances were $250.0 million at March 31, 2024, with an interest rate of 5.49% that may reset daily and a maturity date of June 2024. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 26, 2023, the Company amended the agreement with the lender, which provides for: i) the renewal of the revolving line-of-credit facility of up to $15.0 million, extending its maturity date to May 26, 2024; and ii) a new term loan facility in the principal amount of up to $20.0 million with a maturity date of May 26, 2026, each subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At March 31, 2024, the variable term loan had an interest rate of 7.62% and an outstanding balance of $16.7 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At March 31, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%

The following table presents short-term credit lines available for use as of the dates presented:

	March 31,	December 31,
	2024	2023
Federal Home Loan Bank line	$2,614,959	$2,781,747
Federal Reserve Bank of Chicago discount window line	841,104	866,490
Available federal funds lines	135,000	123,750
Bank Term Funding Program	27,715	—

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

As of March 31, 2024, the net liability outstanding of the subordinated notes was $73.9 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At March 31, 2024 and December 31, 2023, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	March 31, 2024	December 31, 2023	Contractual Rate March 31, 2024	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	8.38%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	7.37%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	5,000	8.33%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	10,000	7.19%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	10,000	7.24%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	7,000	7.21%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	10,000	7.01%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(16,433)	(16,548)
Total liability, at carrying value		$70,567	$70,452

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 2.79% (8.38% and 8.43% at March 31, 2024 and December 31, 2023, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (7.37% and 7.43% at March 31, 2024 and December 31, 2023, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$258,617	$1,954,869	$2,213,486	$269,325	$2,013,819	$2,283,144
Letters of credit	640	65,808	66,448	612	67,443	68,055
Total	$259,257	$2,020,677	$2,279,934	$269,937	$2,081,262	$2,351,199

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2052. Variable rate loan commitments have interest rates ranging from 4.00% to 18.50% and maturities up to 2053.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a “AA” rating for a comparable bond would be reduced to “AA-” for the Company’s valuation). In 2024 and 2023, all of the ratings derived by the Company were “BBB-” or better with and without comparable bond proxies. All of the ratings of non-Agency backed bonds derived by the Company were investment grade. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

Derivative instruments—Interest rate derivatives are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. Derivative financial instruments are included in accrued interest receivable and other assets, and accrued interest payable and other liabilities in the Condensed Consolidated Statements of Financial Condition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$86,112	$86,112	$—	$—
U.S. Government agencies	138,054		138,054
Obligations of states, municipalities, and political subdivisions	81,709	—	81,709	—
Mortgage-backed securities; residential
Agency	726,587	—	726,587	—
Non-Agency	113,709	—	113,709	—
Mortgage-backed securities; commercial
Agency	163,546	—	163,546	—
Corporate securities	36,752	—	36,752	—
Asset-backed securities	32,678	—	32,678	—
Equity and other securities, at fair value
Mutual funds	2,517	2,517	—	—
Equity securities	6,618	—	6,333	285
Servicing assets	20,992	—	—	20,992
Derivative assets	60,103	—	60,103	—
Financial liabilities
Derivative liabilities	22,531	—	22,531	—

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$115,434	$115,434	$—	$—
U.S. Government agencies	130,695	—	130,695	—
Obligations of states, municipalities, and political subdivisions	82,275	—	82,275
Mortgage-backed securities; residential
Agency	695,803	—	695,803	—
Non-Agency	100,260	—	100,260	—
Mortgage-backed securities; commercial
Agency	147,204	—	147,204	—
Corporate securities	36,171	—	36,171	—
Asset-backed securities	34,638	—	34,638	—
Equity and other securities, at fair value
Mutual funds	2,554	2,554	—	—
Equity securities	6,189	—	5,908	281
Servicing assets	19,844	—	—	19,844
Derivative assets	56,923	—	56,923	—
Financial liabilities
Derivative liabilities	19,345	—	19,345	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2024	2023	2024	2023
	Investment Securities		Servicing Assets
Balance, beginning of period	$281	$666	$19,844	$19,172
Additions, net	—	—	1,851	1,116
Change in fair value	4	(36)	(703)	656
Balance, end of period	$285	$630	$20,992	$20,944

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2024:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 38.9%	15.6%	Decrease
		Discount rate	0.0% - 52.8%	10.6%	Decrease
		Expected weighted average loan life	0.0 - 9.6 Years	3.7 Years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$31,873	$—	$—	$31,873
Residential real estate	4,658	—	—	4,658
Commercial and industrial	27,117	—	—	27,117
Assets held for sale	3,722	—	—	3,722
Other real estate owned	785	—	—	785

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$51,978	$—	$—	$51,978
Residential real estate	3,593	—	—	3,593
Construction, land development, and other land	813	—	—	813
Commercial and industrial	29,869	—	—	29,869
Assets held for sale	4,484	—	—	4,484
Other real estate owned	1,200	—	—	1,200

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

Term Loan—The carrying amount approximates fair value given the variable interest rate and repricing of interest.

Bank Term Funding Program—The carrying amount approximates fair value given the short-term nature of the instrument.

Line of credit—The carrying amount approximates fair value given the variable interest rate and repricing of interest.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2024		2023
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$58,640	$58,640	$60,431	$60,431
Interest bearing deposits with other banks	2	578,197	578,197	165,705	165,705
Securities held-to-maturity	2	1,156	1,149	1,157	1,149
Restricted stock	2	22,793	22,793	16,304	16,304
Loans held for sale	3	23,568	23,983	18,005	19,136
Loans and lease receivables, net (less impaired loans at fair value)	3	6,612,199	6,371,967	6,496,367	6,326,413
Accrued interest receivable	3	43,728	43,728	43,922	43,922
Financial liabilities
Non-interest-bearing deposits	2	1,851,727	1,851,727	1,905,876	1,905,876
Interest-bearing deposits	2	5,498,475	5,493,494	5,271,123	5,268,926
Accrued interest payable	2	21,713	21,713	22,233	22,233
Federal Home Loan Bank advances	2	470,000	470,000	325,000	325,000
Securities sold under repurchase agreement	2	34,506	34,506	40,607	40,607
Term Loan	2	16,667	16,667	18,333	18,333
Bank Term Funding Program	2	200,000	200,000	—	—
Line of credit	2	—	—	11,250	11,250
Subordinated notes	2	73,909	72,194	73,866	76,063
Junior subordinated debentures	3	70,567	73,772	70,452	72,701

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$37,976	$(582)	$650,000	$37,475	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	691,612	22,124	(21,949)	706,126	19,447	(19,345)
Other credit derivatives	3,545	3	—	3,602	1	—
Total derivatives	$1,345,157	$60,103	$(22,531)	$1,359,728	$56,923	$(19,345)

As of the effective time of the transaction reported in Note 3—Acquisition of a Business, Byline acquired and assumed two types of derivative instruments. Interest rate swap agreements previously designated as cash flow hedges of certain junior subordinated debentures issued to capital trusts had notional amounts of $42.0 million and had a fair value of $3.5 million included in accrued interest receivable and other assets. In July 2023, the Company terminated the interest rate swap agreements that resulted in a net gain of $6,000. Other interest rate swap agreements not designated as hedging instruments had notional amounts of $67.7 million and fair values of $6.2 million reported in accrued interest receivable and other assets and accrued interest payable and other liabilities.

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2024, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of March 31, 2024, pay-fixed interest rate swaps are comprised of six effective hedges. Receive-fixed interest rate swaps totaling $200.0 million are comprised of three effective hedges totaling $150.0 million, and one $50.0 million forward-starting swaps that is effective in August of 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $4.8 million and $2.0 million of interest income recorded during the three months ended March 31, 2024, and 2023, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of March 31, 2024, the Company estimates $16.9 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $3.5 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of March 31, 2024:

Notional amounts	$650,000
Derivative assets fair value	37,976
Derivative liabilities fair value	582
Weighted average remaining maturity	2.7 Years

Receive rates are determined at the time the swaps become effective. As of March 31, 2024, the weighted average pay rates of the six effective pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 5.32%. As of March 31, 2024, the weighted average pay rates of the receive-fixed interest rate swaps of $150.0 million were 8.50% and the weighted average receive rates were 7.31%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2024			March 31, 2023
	Amount of Gain Recognized in AOCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$4,531	$4,836	$—	$194	$1,956	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $691.6 million as of March 31, 2024 with maturities ranging from August 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2024 and 2023, there were $4,000 and $472,000 of net transaction fees, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of March 31, 2024:

Notional amounts	$691,612
Derivative assets fair value	22,124
Derivative liabilities fair value	21,949
Weighted average pay rates	4.29%
Weighted average receive rates	6.16%
Weighted average remaining maturity	4.4 Years

Other derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of March 31, 2024 and December 31, 2023, for each period, the total notional amount of risk participated in was $1.2 million and the notional amount of risk participated out was $2.3 million and $2.4 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of March 31, 2024 and December 31, 2023. The fair values of the credit derivatives is reflected in

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Other interest rate derivatives	$(73)	$(308)
Other credit derivatives	—	—
Total	$(73)	$(308)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the periods indicated:

	March 31, 2024		December 31, 2023
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$60,103	$(22,531)	$56,923	$(19,345)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$60,103	$(22,531)	$56,923	$(19,345)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(880)	880	(925)	925
Collateral posted	(57,900)	—	(54,930)	—
Net credit exposure	$1,323	$(21,651)	$1,068	$(18,420)

As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22.5 million. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $880,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2024, there were 826,874 shares available for future grants under the Omnibus Plan.

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

During 2024, the Company granted 347,492 shares of restricted common stock, par value $0.01 per share. Of this total, 268,595 restricted shares will vest ratably over three years on each anniversary of the grant date and 12,861 restricted

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 66,036 performance-based restricted shares were included in the 2024 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2026, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the three months ended March 31, 2024:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2024	627,271	$24.24
Granted	347,492	20.89
Incremental performance shares issued and vested	13,632
Vested	(228,195)	22.66
Forfeited	(6,505)	25.88
Ending balance outstanding at March 31, 2024	753,695	$23.07

A total of 228,195 restricted shares vested during the three months ended March 31, 2024. A total of 238,638 restricted shares vested during the year ended December 31, 2023. The fair value of restricted shares that vested during the three months ended March 31, 2024 was $4.8 million. The fair value of restricted shares that vested during the year ended December 31, 2023 was $5.7 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations. The fair value of the total stock return performance-based awards granted in 2024 and 2023 were calculated based on a Monte Carlo simulation, using the following assumptions:

	Performance Based Grants
	2024	2023
Risk-free interest rate	4.47%	4.42%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	29.28% - 33.68%	38.11% - 39.80%
Weighted average grant date fair value	$20.18	$25.20

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total share-based compensation - restricted stock	$1,846	$1,510
Income tax benefit	511	406
Unrecognized compensation expense	14,880	14,416
Weighted average remaining amortization period	2.3 Years	2.5 years

The fair value of the unvested restricted stock awards at March 31, 2024 was $16.4 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 554,070 shares remain outstanding under the BYB Plan at March 31, 2024.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at March 31, 2024.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2024:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	768,564	$11.31	$9,413	1.5
Exercised	(214,494)	11.18	$2,587
Expired	—
Ending balance outstanding at March 31, 2024	554,070	$11.36	$5,738	1.2
Exercisable at March 31, 2024	554,070	$11.36	$5,738	1.2

A total of 214,494 stock options were exercised during the three months ended March 31, 2024. The exercise was cashless and had a related tax benefit of $690,000 for the three months ended March 31, 2024. No stock options were exercised during the during the year ended December 31, 2023. No stock options vested during the three months ended March 31, 2024 or the year ended December 31, 2023. No stock option compensation expense was recognized for the three months ended March 31, 2024 or the year ended December 31, 2023.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 657,205 and 930,852 shares of common stock were outstanding as of March 31, 2024 and 2023, respectively. There were 753,695 and 693,104 restricted stock awards outstanding at March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, no stock options outstanding were excluded from the calculation of diluted earnings per common share.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income	$30,440	$23,945
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,258,087	36,955,085
Incremental shares	469,257	584,827
Weighted-average common stock outstanding (dilutive)	43,727,344	37,539,912
Basic earnings per common share	$0.70	$0.65
Diluted earnings per common share	$0.70	$0.64

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	45,946,804	45,714,241
Shares outstanding	44,108,387	43,764,056
Treasury shares	1,838,417	1,950,185

On December 12, 2022, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023. No shares were repurchased under this program.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program is in effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.9% of the Company’s outstanding common stock at December 31, 2023.

We did not purchase any shares under either stock repurchase program during the three months ended March 31, 2024 or 2023.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For each of the three months ended March 31, 2024 and 2023, cash dividends were declared and paid to stockholders of record of our common stock of $0.09 per share.

On April 23, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on May 21, 2024 to stockholders of record of our common stock as of May 7, 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	(1,291)	10,699	9,408
Balance, March 31, 2023	$33,024	$(141,166)	$(108,142)

Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(223)	(6,570)	(6,793)
Balance, March 31, 2024	$29,908	$(136,818)	$(106,910)

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
•
estimates of fair value estimates of certain of our assets and liabilities, which could change in value significantly from period to period;
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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on March 4, 2024, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the second most active 7(a) and 504 lender in Illinois for the quarter ended March 31, 2024.

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

We reported consolidated net income of $30.4 million, or $0.70 per basic and diluted common share, for the three months ended March 31, 2024, compared to net income of $23.9 million, or $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2023, an increase of $6.5 million. The increase in net income was attributable to a $9.8 million increase in net interest income. The increase in net interest income during the three months ended March 31, 2024 was primarily driven by higher yields on loans and leases, and organic growth in the loan and lease portfolio, as well as from the Inland acquisition.

Dividends declared on common shares were $3.9 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. Dividends paid on common shares were $3.9 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.

Our results of operations for the three months ended March 31, 2024 and 2023 yielded an annual return on average assets of 1.36% and 1.32% and a return on average stockholders’ equity of 12.26% and 12.38% respectively.

As of March 31, 2024, we had consolidated total assets of $9.4 billion, total gross loans and leases outstanding of $6.8 billion, total deposits of $7.4 billion, and total stockholders’ equity of $1.0 billion.

Inland Bancorp, Inc. Acquisition

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc., ("Inland") under the terms of a definitive merger agreement. As a result of the merger, Inland's wholly owned bank subsidiary, Inland Bank and Trust, was merged with and into Byline Bank. Refer to Note 3—Acquisition of a Business of our Unaudited Interim Condensed Financial Statements as of March 31, 2024, which is included in this report, for additional information.

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the Banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes, which are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

These critical accounting policies and estimates include (i) determination of the allowance for credit losses, (ii) the valuation of intangible assets such as goodwill, and assessment of impairment, (iii) fair value estimations, and (iv) the determination and assessment of impairment for other intangible assets.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, that we filed with the SEC on March 4, 2024.

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

Goodwill

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2024, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2024, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2024	2023
Summary of Operations
Common Share Data
Basic earnings per common share	$0.70	$0.65
Diluted earnings per common share	$0.70	$0.64
Adjusted diluted earnings per share(1)(3)	$0.70	$0.65
Weighted-average common shares outstanding (basic)	43,258,087	36,955,085
Weighted-average common shares outstanding (diluted)	43,727,344	37,539,912
Common shares outstanding	44,108,387	37,713,427
Cash dividends per common share	$0.09	$0.09
Dividend payout ratio on common stock	12.86%	14.06%
Book value per common share	$22.88	$21.10
Tangible book value per common share(1)	$18.29	$16.92
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.00%	4.38%
Net interest margin, fully taxable equivalent (1)(4)	4.01%	4.39%
Average cost of deposits	2.56%	1.15%
Efficiency ratio(2)	51.94%	52.10%
Adjusted efficiency ratio(1)(2)(3)	51.75%	51.54%
Non-interest income to total revenues(1)	15.32%	16.67%
Non-interest expense to average assets	2.40%	2.69%
Adjusted non-interest expense to average assets(1)(3)	2.39%	2.67%
Return on average stockholders' equity	12.26%	12.38%
Adjusted return on average stockholders' equity(1)(3)	12.31%	12.62%
Return on average assets	1.36%	1.32%
Adjusted return on average assets(1)(3)	1.36%	1.35%
Pre-tax pre-provision return on average assets(1)	2.10%	2.32%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.11%	2.35%
Return on average tangible common stockholders' equity(1)	15.88%	16.20%
Adjusted return on average tangible common stockholders' equity(1)(3)	15.95%	16.49%
Non-interest-bearing deposits to total deposits	25.19%	33.58%
Loans and leases held for sale and loans and leases held for investment to total deposits	92.54%	95.37%
Deposits to total liabilities	87.49%	86.31%
Deposits per branch	$153,129	$152,965
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	1.00%	0.84%
Non-performing assets to total assets	0.73%	0.67%
ACL to total loans and leases held for investment, net before ACL	1.51%	1.64%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.37%	0.09%
Capital Ratios
Common equity to total assets	10.72%	10.57%
Tangible common equity to tangible assets(1)	8.76%	8.66%
Leverage ratio	10.91%	10.46%
Common equity tier 1 capital ratio	10.59%	10.27%
Tier 1 capital ratio	11.62%	10.90%
Total capital ratio	13.66%	13.19%

(1) Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes impairment charges on assets held for sale and ROU assets, and merger-related expenses.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $30.4 million for the three months ended March 31, 2024 compared to net income of $23.9 million for the three months ended March 31, 2023, an increase of $6.5 million. The increase in net income was primarily attributable to a $9.8 million increase in net interest income and a decrease in the provision for credit losses of $3.2 million, offset by an increase in non-interest expense of $5.0 million. Net income available to common stockholders was $0.70 per basic and per diluted common share, for the three months ended March 31, 2024 compared to $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2023.

The increase in net interest income during the three months ended March 31, 2024 was mainly a result of higher yields on loans and leases, organic growth in the loan and lease portfolio, as well as from the Inland acquisition.. The decrease in provision for credit losses was due to a smaller allocation for individually assessed loans. The increase in non-interest expense was primarily due to increases in salaries and employee benefits mainly due to headcount.

Our annualized return on average assets was 1.36% for the three months ended March 31, 2024 compared to 1.32% for the three months ended March 31, 2023. Our annualized return on average stockholders’ equity was 12.26% for the three months ended March 31, 2024 compared to 12.38% for the three months ended March 31, 2023. Our efficiency ratio was 51.94% for the three months ended March 31, 2024 compared to 52.10% for the three months ended March 31, 2023.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 3.0% of our total loan and lease portfolio compared to 3.4% at December 31, 2023.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$339,449	$3,828	4.54%	$97,578	$442	1.84%
Loans and leases(1)	6,681,488	123,792	7.45%	5,484,372	92,343	6.83%
Taxable securities	1,422,661	9,822	2.78%	1,275,377	6,431	2.04%
Tax-exempt securities(2)	159,984	1,112	2.80%	151,817	994	2.65%
Total interest-earning assets	$8,603,582	$138,554	6.48%	$7,009,144	$100,210	5.80%
Allowance for credit losses - loans and leases	(102,256)			(84,321)
All other assets	529,615			420,328
TOTAL ASSETS	$9,030,941			$7,345,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$590,406	$2,429	1.65%	$606,008	$2,494	1.67%
Money market accounts	2,237,324	19,660	3.53%	1,465,677	7,728	2.14%
Savings	531,912	197	0.15%	613,590	227	0.15%
Time deposits	1,992,357	23,676	4.78%	966,409	5,849	2.45%
Total interest-bearing deposits	5,351,999	45,962	3.45%	3,651,684	16,298	1.81%
Other borrowings	472,644	3,824	3.25%	573,433	5,852	4.14%
Federal funds purchased	—	—	0.00%	2,778	36	5.30%
Subordinated notes and debentures	144,387	2,994	8.34%	111,101	2,098	7.66%
Total borrowings	617,031	6,818	4.44%	687,312	7,986	4.71%
Total interest-bearing liabilities	$5,969,030	$52,780	3.56%	$4,338,996	$24,284	2.27%
Non-interest-bearing demand deposits	1,874,322			2,076,613
Other liabilities	188,783			145,253
Total stockholders’ equity	998,806			784,289
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,030,941			$7,345,151
Net interest spread(3)			2.92%			3.53%
Net interest income, fully taxable equivalent		$85,774			$75,926
Net interest margin, fully taxable equivalent(2)(4)			4.01%			4.39%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		233	0.01%		208	0.01%
Net interest income		$85,541			$75,718
Net interest margin(4)			4.00%			4.38%

Net loan accretion impact on margin		$4,284	0.20%		$729	0.04%

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

	Three Months Ended March 31, 2024
	Compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$2,731	$655	$3,386
Loans and leases(1)	22,995	8,454	31,449
Taxable securities	1,044	2,347	3,391
Tax-exempt securities	61	57	118
Total interest income	$26,831	$11,513	$38,344
Interest expense
Deposits
Interest checking	$(35)	$(30)	$(65)
Money market accounts	6,867	5,065	11,932
Savings	(30)	—	(30)
Time deposits	12,228	5,599	17,827
Total interest-bearing deposits	19,030	10,634	29,664
Other borrowings	(757)	(1,271)	(2,028)
Federal funds purchased	1	(37)	(36)
Subordinated notes and debentures	708	188	896
Total borrowings	(48)	(1,120)	(1,168)
Total interest expense	$18,982	$9,514	$28,496
Net interest income, fully taxable equivalent	$7,849	$1,999	$9,848
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2024 was $85.5 million compared to $75.7 million during the same period in 2023, an increase of $9.8 million, or 13.0%. Interest income increased $38.3 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily a result of growth in the loan and lease portfolio, including acquired loans, and higher yields on interest earning assets. Interest expense increased by $28.5 million for the three months ended March 31, 2024 compared to the same period in 2023 mostly due growth of the deposit portfolio, including assumed deposits, change in deposit mix, and higher rates paid on interest-bearing deposits.

The net interest margin for the three months ended March 31, 2024 was 4.00%, a decrease of 38 basis points compared to 4.38% for the three months ended March 31, 2023. The decrease was primarily attributable to the rising rate environment.

Net loan accretion income was $4.3 million for the three months ended March 31, 2024 compared to $729,000 for the three months ended March 31, 2023, an increase of $3.6 million due to loans acquired in the Inland acquisition. Total net loan accretion on acquired loans contributed 20 basis points to the net interest margin for the three months ended March 31, 2024 compared to four basis points for the three months ended March 31, 2023. We expected loan accretion income to decline and projected accretion income as of March 31, 2024 is summarized as follows:

Estimated Projected Accretion(1)(2)
Remainder of 2024	$6,530
2025	6,126
2026	4,469
2027	2,808
2028	1,599
Thereafter	13,766
Total	$35,298

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

The provision for credit losses was $6.6 million for the three months ended March 31, 2204, compared to $9.8 million for the three months ended March 31, 2023, a decrease of $3.2 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $6.9 million for the three months ended March 31, 2024, compared to $9.7 million for the three months ended March 31, 2023, a decrease of $2.8 million. The decrease in provision for credit losses - loans and leases was driven by lower allocation to individually assessed loans. The provision for credit losses - unfunded commitments was a recapture of $248,000 and a provision of $113,000 for the three months ended March 31, 2024 and 2023, respectively

Non-Interest Income

The following table presents the major components of non-interest income for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,		QTD 2024 Compared to 2023
	2024	2023	$ Change	% Change
Fees and service charges on deposits	$2,427	$2,120	$307	14.5%
Loan servicing revenue	3,364	3,380	(16)	(0.5)%
Loan servicing asset revaluation	(703)	656	(1,359)	(207.2)%
ATM and interchange fees	1,075	1,063	12	1.1%
Change in fair value of equity securities, net	392	350	42	11.9%
Net gains on sales of loans	5,533	5,148	385	7.5%
Wealth management and trust income	1,157	924	233	25.2%
Other non-interest income	2,228	1,504	724	48.1%
Total non-interest income	$15,473	$15,145	$328	2.2%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.4 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The increases is primarily due to increases in deposit balances.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2024 and 2023. At March 31, 2024 and 2023, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $703,000 and an upward adjustment $656,000 for the three months ended March 31, 2024 and 2023, respectively, a change of $1.4 million. Changes in the revaluation were mainly due to higher prepayment speeds and a lower average life.

Net gains on sales of loans were $5.5 million for the three months ended March 31, 2024 compared to $5.1 million for the three months ended March 31, 2023, an increase of $385,000, or 7.5%, driven mainly by higher premiums. We sold $72.5 million of U.S. government guaranteed loans during the three months ended March 31, 2024 compared to $72.2 million during the three months ended March 31, 2023.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.2 million for the three months ended March 31, 2024 compared to $924,000 for the three months ended March 31, 2023, an increase of $233,000 or 25.2%. Assets under administration were $654.1 million and $573.7 million as of March 31, 2024 and 2023, respectively. Assets under administration decreased $116.4 million or 15.1% from $770.5 million as of December 31, 2023, due to the loss of accounts.

Other non-interest income was $2.2 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023, an increase of $724,000 or 48.1%. The increase was primarily driven by net gains on sales of leased equipment and income associated with bank owned life insurance.

Non-Interest Expense

The following table presents the major components of non-interest expense for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,		QTD 2024 Compared to 2023
	2024	2023	$ Change	% Change
Salaries and employee benefits	$33,953	$30,394	$3,559	11.7%
Occupancy and equipment expense, net	5,284	4,444	840	18.9%
Impairment charge on assets held for sale	—	20	(20)	(100.0)%
Loan and lease related expenses	685	963	(278)	(28.8)%
Legal, audit and other professional fees	2,719	3,114	(395)	(12.7)%
Data processing	4,145	3,783	362	9.6%
Net gain recognized on other real estate owned and other related expenses	(98)	(103)	5	(4.9)%
Other intangible assets amortization expense	1,345	1,455	(110)	(7.6)%
Other non-interest expense	5,776	4,730	1,046	22.1%
Total non-interest expense	$53,809	$48,800	$5,009	10.3%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $34.0 million for the three months ended March 31, 2024 compared to $30.4 million for the three months ended March 31, 2023, an increase of $3.6 million, or 11.7%. The increases were primarily a result of increased headcount as a result of our acquisition of Inland. Our staffing increased from 971 full-time equivalent employees as of March 31, 2023 to 1,064 as of March 31, 2024.

Occupancy and equipment expense, net was $5.3 million for the three months ended March 31, 2024 compared to $4.4 million for the three months ended March 31, 2023, an increase of $840,000 or 18.9%. The increase is primarily due to branches acquired as a result of the Inland acquisition.

Loan and lease related expenses were $685,000 for the three months ended March 31, 2024 compared to $963,000 for the three months ended March 31, 2023, a decrease of $278,000, or 28.8%. The decrease was primarily driven by lower government guaranteed expenses.

Legal, audit, and other professional fees were $2.7 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023, a decrease of $395,000, or 12.7%. The decrease was principally driven by merger-related expenses incurred during the first quarter of 2023.

Data processing was $4.1 million for the three months ended March 31, 2024, compared to $3.8 million for the three months ended March 31, 2023, an increase of $362,000 or 9.6%. The increases were driven by increased software licensing and IT infrastructure expenses.

Other non-interest expense was $5.8 million for the three months ended March 31, 2024 compared to $4.7 million for the three months ended March 31, 2023, an increase of $1.0 million or 22.1%. These increase was primarily due $1.3 million in charges taken for planned branch consolidations that will occur during the second quarter of 2024, which is inclusive of impairment on right-of-use assets.

Our efficiency ratio was 51.94% for the three months ended March 31, 2024 compared to 52.10% for the three months ended March 31, 2023. The change in our efficiency ratio for the three months ended March 31, 2024 was driven by net interest income growth. Our adjusted efficiency ratio was 51.75% for the three months ended March 31, 2024 compared to 51.54% for the three months ended March 31, 2023.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2024 totaled $10.1 million compared to $8.3 million for the three months ended March 31, 2023, an increase of $1.8 million, or 22.0%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 25.0% for the three months ended March 31, 2024 and 25.7% for the three months ended March 31, 2023.

We expect our effective tax rate for 2024 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $528.5 million, or 6.0%, to $9.4 billion at March 31, 2024 compared to $8.9 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $410.7 million, inclusive of $200.0 million in short term investments, an increase of $93.9 million in loans and leases, or 1.4%, from $6.7 billion at December 31, 2023 to $6.8 billion at March 31, 2024. Our originated loan and lease portfolio increased by $133.4 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $39.5 million. The increase in our originated portfolio was primarily attributed to growth in the commercial and industrial portfolio. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial and residential real estate resulting from resolutions and charge-offs.

Total liabilities increased by $509.6 million, or 6.5%, to $8.4 billion at March 31, 2024 compared to $7.9 billion at December 31, 2023. Total deposits increased by $173.2 million, or 2.4%, driven by growth in time deposits and money market accounts, offset by a decrease in non-interest bearing deposits. Other borrowings increased by $326.0 million, or 82.5%, mainly due to advances under the Bank Term Funding Program of $200.0 million and increased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2024 or December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $36.7 million, or 2.7%, from $1.3 billion at December 31, 2023 to $1.4 billion at March 31, 2024. The increase was mainly attributed to purchases of securities, net of maturities, calls, and repayments.

At March 31, 2024, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $1.2 million at March 31, 2024, and at December 31, 2023, respectively.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$87,147	$86,112	$116,398	$115,434
U.S. Government agencies	155,659	138,054	147,062	130,695
Obligations of states, municipalities, and political subdivisions	86,160	81,709	86,022	82,275
Residential mortgage-backed securities
Agency	825,180	726,587	786,970	695,803
Non-agency	136,561	113,709	122,359	100,260
Commercial mortgage-backed securities
Agency	197,171	163,546	181,452	147,204
Corporate securities	40,667	36,752	40,681	36,171
Asset-backed securities	33,882	32,678	35,857	34,638
Total available-for-sale	$1,562,427	$1,379,147	$1,516,801	$1,342,480
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,156	$1,149	$1,157	$1,149
Total held-to-maturity	$1,156	$1,149	$1,157	$1,149

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2024, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 320 investment securities with unrealized losses at March 31, 2024. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2024
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$72,421	3.91%	$14,726	3.77%	$—	0.00%	$—	0.00%
U.S. government agencies	—	0.00%	70,171	2.54%	78,352	1.67%	7,136	4.04%
Obligations of states, municipalities, and political subdivisions	2,851	2.99%	20,326	3.09%	23,884	3.76%	39,099	2.47%
Residential mortgage- backed securities
Agency	—	0.00%	31,356	1.64%	52,702	1.61%	741,122	2.50%
Non-agency	—	0.00%	—	0.00%	—	0.00%	136,561	2.58%
Commercial mortgage- backed securities
Agency	—	0.00%	—	0.00%	14,083	1.67%	183,088	2.41%
Corporate securities	—	0.00%	13,611	4.85%	27,056	3.78%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	33,882	5.49%	—	0.00%
Total available-for-sale	$75,272	3.87%	$150,190	2.76%	$229,959	2.69%	$1,107,006	2.50%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,156	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
Total held-to-maturity	$1,156	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $54.0 million at March 31, 2024, a decrease of $1.7 million from December 31, 2023.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2024 or December 31, 2023.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2024 and December 31, 2023, we held $22.8 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2024 and December 31, 2023.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2024 and December 31, 2023 were $6.8 billion and $6.7 billion, respectively, an increase of $93.9 million, or 1.4%. Originated loans and leases were $5.9 billion at March 31, 2024, an increase of $133.4 million, or 2.3%, compared to $5.8 billion at December 31, 2023. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $877.8 million at March 31, 2024, a decrease of $39.5 million, or 4.3%, compared to $917.3 million at December 31, 2023. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals of acquired loans and leases as well as resolutions and charge-offs.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of March 31, 2024, the loan portfolio included $424.3 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.3% retail trade, 13.2% accommodation and food services, and 11.4% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,879,149	27.7%	$1,907,029	28.5%
Residential real estate	488,887	7.2%	465,133	7.0%
Construction, land development, and other land	416,996	6.2%	415,162	6.2%
Commercial and industrial	2,420,952	35.7%	2,311,563	34.6%
Installment and other	2,855	0.0%	2,919	0.0%
Leasing financing receivables	691,617	10.2%	665,239	10.0%
Total originated loans and leases	$5,900,456	87.0%	$5,767,045	86.3%
Purchased credit deteriorated loans
Commercial real estate	$117,460	1.7%	$137,807	2.1%
Residential real estate	39,535	0.6%	42,510	0.6%
Construction, land development, and other land	26,418	0.4%	25,331	0.4%
Commercial and industrial	18,100	0.3%	19,460	0.3%
Installment and other	118	0.0%	125	0.0%
Total purchased credit deteriorated loans	$201,631	3.0%	$225,233	3.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$271,720	4.0%	$275,476	4.1%
Residential real estate	204,589	3.0%	211,887	3.2%
Construction, land development, and other land	85,553	1.3%	86,344	1.3%
Commercial and industrial	113,673	1.7%	117,538	1.7%
Installment and other	166	0.0%	156	0.0%
Leasing financing receivables	426	0.0%	627	0.0%
Total acquired non-credit-deteriorated loans and leases	$676,127	10.0%	$692,028	10.3%
Total loans and leases	$6,778,214	100.0%	$6,684,306	100.0%
Allowance for credit losses - loans and leases	(102,366)		(101,686)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,675,848		$6,582,620

Loans collateralized by real estate comprised 52.1% and 53.4% of the loan and lease portfolio at March 31, 2024 and December 31, 2023, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of March 31, 2024 and December 31, 2023 and totaled $2.3 billion, or 64.3% of real estate loans and 33.5% of the total loan and lease portfolio at March 31, 2024. At December 31, 2023, commercial real estate loans totaled $2.3 billion and comprised 65.1% of real estate loans and 34.7% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $137.8 million as of December 31, 2023 to $117.5 million as of March 31, 2024, a decrease of $20.3 million, or 14.8%. At March 31, 2024 and December 31, 2023, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 279.7% and 299.6%, respectively. Non-owner occupied commercial real estate loans were $1.0 billion, or 86.8% and 95.9% of total capital, at March 31, 2024 and December 31, 2023, respectively.

Residential real estate loans totaled $733.0 million at March 31, 2024 compared to $719.5 million at December 31, 2023, an increase of $13.5 million, or 1.9%. The residential real estate loan portfolio comprised 20.8% and 20.2% of real estate loans as of March 31, 2024 and December 31, 2023, respectively, and 10.8% of total loans and leases at March 31, 2024 and December 31, 2023. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $254.4 million at December 31, 2023 to $244.1 million at March 31, 2024, a decrease of $10.3 million, or 4.0%. Multifamily real estate loans were $421.3 million and $399.3 million, or 36.5% and 36.8% of total capital, at March 31, 2024 and December 31, 2023, respectively.

Construction, land development, and other land loans totaled $529.0 million at March 31, 2024 compared to $526.8 million at December 31, 2023, an increase of $2.1 million, or 0.4%. The construction, land development and other land loan portfolio comprised 15.0% and 14.8% of real estate loans at March 31, 2024 and December 31, 2023, respectively, and 7.9% of the total loan and lease portfolio at March 31, 2024 and December 31, 2023. The construction, land development and other land loan portfolio was 45.8% and 48.3% of total capital, at March 31, 2024 and December 31, 2023, respectively.

Our exposure to non-owner occupied commercial real estate office space as of March 31, 2024 was $205.5 million, or 3.0% of our total loan and lease portfolio.

Commercial and industrial loans totaled $2.6 billion at March 31, 2024 and $2.4 billion at December 31, 2023, an increase of $104.2 million, or 4.3%. The commercial and industrial loan portfolio comprised 37.7% and 36.6% of the total loan and lease portfolio at March 31, 2024 and December 31, 2023, respectively.

Lease financing receivables comprised 10.2% and 10.0% of the loan and lease portfolio at March 31, 2024 and December 31, 2023, respectively. Total lease financing receivables were $692.0 million and $665.9 million at March 31, 2024 and December 31, 2023, respectively, an increase of $26.2 million, or 3.9%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2024 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$109,110	$195,360	$760,363	$314,260	$233,805	$106,318	$10,103	$149,830	$1,879,149
Residential real estate	19,160	64,578	163,009	74,723	17,331	87,546	59,798	2,742	488,887
Construction, land development, and other land	692	175,702	45,418	174,351	15,957	4,521	355	—	416,996
Commercial and industrial	34,089	472,033	373,251	1,080,767	151,248	269,175	31,099	9,290	2,420,952
Installment and other	385	—	642	1,633	195	—	—	—	2,855
Leasing financing receivables	20,630	—	618,459	—	52,528	—	—	—	691,617
Total originated loans and leases	$184,066	$907,673	$1,961,142	$1,645,734	$471,064	$467,560	$101,355	$161,862	$5,900,456
Purchased credit deteriorated loans
Commercial real estate	$32,254	$7,067	$37,898	$24,908	$4,450	$10,629	$122	$132	$117,460
Residential real estate	7,787	119	15,949	575	5,876	407	5,595	3,227	39,535
Construction, land development, and other land	7	26,403	8	—	—	—	—	—	26,418
Commercial and industrial	230	741	8,013	2,659	—	6,457	—	—	18,100
Installment and other	4	—	18	—	96	—	—	—	118
Total purchased credit deteriorated loans	$40,282	$34,330	$61,886	$28,142	$10,422	$17,493	$5,717	$3,359	$201,631
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$30,991	$27,239	$147,626	$18,823	$6,528	$22,956	$2,477	$15,080	$271,720
Residential real estate	13,113	1,131	40,756	12,140	22,418	9,368	7,150	98,513	204,589
Construction, land development, and other land	—	17,983	10,616	40,590	—	—	5,111	11,253	85,553
Commercial and industrial	2,162	7,453	35,269	9,120	57,778	1,891	—	—	113,673
Installment and other	42	—	124	—	—	—	—	—	166
Leasing financing receivables	321	—	105	—	—	—	—	—	426
Total acquired non-credit- deteriorated loans and leases	$46,629	$53,806	$234,496	$80,673	$86,724	$34,215	$14,738	$124,846	$676,127
Total loans and leases	$270,977	$995,809	$2,257,524	$1,754,549	$568,210	$519,268	$121,810	$290,067	$6,778,214

At March 31, 2024, 47.5% of the loan and lease portfolio bears interest at fixed rates and 52.5% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $102.4 million at March 31, 2024 compared to $101.7 million at December 31, 2023, an increase of $680,000, or 0.7%. The increase was primarily due to an increase in qualitative adjustments and growth in the loan and lease portfolio, offset by charge-offs on on individually evaluated loans.. Total ACL to total loans and leases held for investment, net before ACL, was 1.51% and 1.52% of total loans and leases at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, approximately $30.1 million of the ACL was allocated to unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for PCD loans	629	(25)	(61)	(347)	—	—	196
Provision/(recapture) for acquired non-credit-deteriorated loans	(44)	3	17	(42)		(2)	(68)
Provision/(recapture) for originated loans	239	(126)	68	6,225	(3)	360	6,763
Total provision/(recapture)	$824	$(148)	$24	$5,836	$(3)	$358	$6,891
Charge-offs for PCD loans	(74)	—	—	—	—	—	(74)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	(58)	—	—	(58)
Charge-offs for originated loans	(2,983)	—	—	(3,561)	—	(373)	(6,917)
Total charge-offs	$(3,057)	$—	$—	$(3,619)	$—	$(373)	$(7,049)
Recoveries for PCD loans	4	—	—	—	—	—	4
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	432	1	—	232	—	169	834
Total recoveries	$436	$1	$—	$232	$—	$169	$838
Net (charge-offs) recoveries	(2,621)	1	—	(3,387)	—	(204)	(6,211)
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Ending ACL Balances							—
PCD loans	$7,392	$877	$150	$1,722	$1	$—	$10,142
Acquired non-credit-deteriorated loans	2,026	639	624	1,310	2	1	4,602
Originated loans	22,022	1,832	2,156	53,199	30	8,383	87,622
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Loans individually evaluated for impairment	$8,905	$—	$—	$12,772	$—	$—	$21,677
Loans collectively evaluated for impairment	22,535	3,348	2,930	43,459	33	8,384	80,689
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Loans and leases ending balance
Loans individually evaluated for impairment	$40,778	$4,658	$—	$39,889	$—	$—	$85,325
Loans collectively evaluated for impairment	2,227,551	728,353	528,967	2,512,836	3,139	692,043	6,692,889
Total loans and leases at March 31, 2024, gross	$2,268,329	$733,011	$528,967	$2,552,725	$3,139	$692,043	$6,778,214
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.16%	0.00%	0.00%	0.20%	0.00%	0.01%	0.37%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.70%	0.05%	0.00%	0.50%	0.00%	0.00%	1.25%
Loans collectively evaluated for impairment	32.77%	10.76%	7.80%	37.16%	0.05%	10.21%	98.75%
Total	33.47%	10.81%	7.80%	37.66%	0.05%	10.21%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Provision/(recapture) for acquired impaired loans	(560)	(278)	(3)	(10)	—	—	(851)
Provision/(recapture) for acquired non-impaired loans and leases	(865)	(158)	(1)	(346)	—	(10)	(1,380)
Provision for originated loans	306	(17)	368	11,159	(2)	129	11,943
Total provision	$(1,119)	$(453)	$364	$10,803	$(2)	$119	$9,712
Charge-offs for acquired impaired loans	—	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(966)	(9)	—	(1,790)	—	(304)	(3,069)
Total charge-offs	$(966)	$(9)	$—	$(1,790)	$—	$(304)	$(3,069)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	762	1	—	947	3	185	1,898
Total recoveries	$762	$1	$—	$947	$3	$185	$1,898
Net (charge-offs) recoveries	(204)	(8)	—	(843)	3	(119)	(1,171)
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Ending ACL Balances
PCD loans	591	396	10	36	2	—	1,035
Acquired non-credit-deteriorated loans	2,871	138	—	883	1	24	3,917
Originated loans	21,276	2,145	3,488	50,930	22	7,652	85,513
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Loans individually evaluated for impairment	$6,302	$—	$1,198	$14,518	$—	$—	$22,018
Loans collectively evaluated for impairment	18,436	2,679	2,300	37,331	25	7,676	68,447
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Loans and leases ending balance
Loans individually evaluated for impairment	$31,622	$—	$5,541	$34,245	$—	$—	$71,408
Loans collectively evaluated for impairment	1,897,762	499,336	441,567	2,049,560	1,822	553,877	5,443,924
Total loans and leases at March 31, 2023, gross	$1,929,384	$499,336	$447,108	$2,083,805	$1,822	$553,877	$5,515,332
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.02%	0.00%	0.00%	0.06%	0.00%	0.01%	0.09%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.57%	0.00%	0.10%	0.62%	0.00%	0.00%	1.29%
Loans collectively evaluated for impairment	34.41%	9.05%	8.01%	37.16%	0.03%	10.05%	98.71%
Total	34.98%	9.05%	8.11%	37.78%	0.03%	10.05%	100.00%
Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2024 and December 31, 2023 totaled $68.7 million and $65.3 million, with the increase driven mainly by increases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $7.1 million at March 31, 2024 and $4.2 million at December 31, 2023.

Total OREO decreased from $1.2 million at December 31, 2023 to $785,000 at March 31, 2024. The $415,000 decrease in OREO resulted from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	March 31,	December 31,
	2024	2023
Non-performing assets:
Non-accrual loans and leases(1)(2)	$67,899	$64,107
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	67,899	64,107
Other real estate owned	785	1,200
Total non-performing assets	$68,684	$65,307
Total non-performing loans and leases as a percentage of total loans and leases	1.00%	0.96%
Total non-accrual loans and leases as a percentage of total loans and leases	1.00%	0.96%
Total non-performing assets as a percentage of total assets	0.73%	0.74%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	150.76%	158.62%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	150.76%	158.62%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$7,138	$4,154
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$7,138	$4,154
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.90%	0.90%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.90%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.65%	0.69%

(1)
Includes $8,000 and $406,000 of non-accrual loan modifications at March 31, 2024 and December 31, 2023, respectively.
(2)
For the three months ended March 31, 2024 and 2023, $1.6 million and $975,000 in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at March 31, 2024 were $7.4 billion, representing an increase of $173.2 million, or 2.4%, compared to $7.2 billion at December 31, 2023, driven by an increase in time deposits and money market demand accounts. Non-interest-bearing deposits were $1.9 billion, or 25.2% of total deposits, at March 31, 2024, a decrease of $54.1 million, or 2.8%, compared to $1.9 billion at December 31, 2023, or 26.6% of total deposits. Core deposits were 85.7% and 87.0% of total deposits at March 31, 2024 and December 31, 2023, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	March 31, 2024		March 31, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,874,322	0.00%	$2,076,613	0.00%
Interest checking	590,406	1.65%	606,008	1.67%
Money market accounts	2,237,324	3.53%	1,465,677	2.14%
Savings	531,912	0.15%	613,590	0.15%
Time deposits (below $100,000)	982,090	4.84%	529,078	2.64%
Time deposits ($100,000 and above)	1,010,267	4.72%	437,331	2.24%
Total	$7,226,321	2.56%	$5,728,297	1.15%

Our average cost of deposits was 2.56% during the three months ended March 31, 2024, compared to 1.15% for the three months ended March 31, 2023. This increase was principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits both related to deposit flows and the impact of the Inland acquisition. The ratio of our average non-interest bearing deposits to total average deposits was 25.9% during the three months ended March 31, 2024, compared to 36.3% during the three months ended March 31, 2023. We had $436.3 million in brokered time deposits at March 31, 2024 and $480.0 million at December 31, 2023, which represented 5.9% and 6.7% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding. Our loan and lease to deposit ratio was 92.54% at March 31, 2024 compared to 93.39% at December 31, 2023.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of March 31, 2024 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$396,340	$103,894	$500,234	$36,144
Over three months through six months	574,975	164,784	739,759	53,284
Over six months through 12 months	518,783	135,457	654,240	50,957
Over 12 months	104,192	24,199	128,391	8,949
Total	$1,594,290	$428,334	$2,022,624	$149,334

Total estimated uninsured deposits, were $2.1 billion and $1.9 billion as of March 31, 2024 and December 31, 2023.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At March 31, 2024 and December 31, 2023, we had an available borrowing capacity from the FHLB of $2.6 billion and $2.8 billion, respectively, subject to the availability of collateral. At March 31, 2024, the Company had $470.0 million of FHLB advances outstanding with a maturities ranging from April 2024 to June 2024. The company also had a $200.0 million advance taken as part of the Bank Term Funding Program ("BTFP") and a $16.7 million term loan outstanding maturing in May 2026.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank ("FRB") of Chicago that allows the Bank to access the BTFP. On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the bank pledges securities to FBR Chicago as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP are prepayable at any time without a prepayment penalty.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2024 and December 31, 2023. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$259,176	$551,501
Maximum outstanding at any month-end period during the year	470,000	625,000
Balance outstanding at end of period	470,000	625,000
Weighted average interest rate during period	1.92%	4.25%
Weighted average interest rate at end of period	5.47%	4.91%
Federal funds purchased:
Average balance outstanding	$—	$2,778
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	5.30%
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$153,846	$—
Maximum outstanding at any month-end period during the year	200,000	—
Balance outstanding at end of period	200,000	—
Weighted average interest rate during period	4.92%	N/A
Weighted average interest rate at end of period	4.91%	N/A
Term Loan:
Average balance outstanding	$16,685	$—
Maximum outstanding at any month-end period during the year	16,667	—
Balance outstanding at end of period	16,667	—
Weighted average interest rate during period	7.77%	N/A
Weighted average interest rate at end of period	7.62%	N/A
Revolving Line of Credit:
Average balance outstanding	$5,316	$—
Maximum outstanding at any month-end period during the year	7,500	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	8.33%	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $6.1 million, from $40.6 million at December 31, 2023 to $34.5 million at March 31, 2024.

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

As of March 31, 2024, Byline Bank had maximum advance potential from the FHLB of $3.1 billion and $868.8 million from the FRB. As of March 31, 2024, Byline Bank had open FHLB advances of $470.0 million and open letters of credit of $13.5 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at March 31, 2024 was $1.4 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at March 31, 2024.

As of December 31, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $3.1 billion and $866.5 million from the FRB. As of December 31, 2023, Byline Bank had open advances of $325.0 million and open letters of credit of $19.7 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2023 was $1.6 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million available at December 31, 2023.

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

At March 31, 2024, the variable term loan had an interest rate of 7.62% and an outstanding balance of $16.7 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At March 31, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2024 was $1.0 billion compared to $990.2 million at December 31, 2023, an increase of $18.9 million, or 1.9%. The increase was primarily driven by an increase in retained earnings, offset by an increase in accumulated other comprehensive loss during the three months ended March 31, 2024, reflecting the unrealized losses in our available-for-sale securities portfolio of $136.8 million compared to $130.2 million as of December 31, 2023.

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

As of March 31, 2024, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since March 31, 2024 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,153,483	13.66%	$675,398	8.00%	N/A	N/A
Bank	1,113,131	13.22%	673,490	8.00%	$841,862	10.00%
Tier 1 capital to risk weighted assets:
Company	$981,085	11.62%	$506,548	6.00%	N/A	N/A
Bank	1,015,732	12.07%	505,117	6.00%	$673,490	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$894,085	10.59%	$379,911	4.50%	N/A	N/A
Bank	1,015,732	12.07%	378,838	4.50%	$547,210	6.50%
Tier 1 capital to average assets:
Company	$981,085	10.91%	$359,579	4.00%	N/A	N/A
Bank	1,015,732	11.31%	359,280	4.00%	$449,100	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,123,568	13.38%	$671,576	8.00%	N/A	N/A
Bank	1,085,915	12.97%	669,904	8.00%	$837,380	10.00%
Tier 1 capital to risk weighted assets:
Company	$956,027	11.39%	$503,682	6.00%	N/A	N/A
Bank	993,375	11.86%	502,428	6.00%	$669,904	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$869,027	10.35%	$377,762	4.50%	N/A	N/A
Bank	993,375	11.86%	376,821	4.50%	$544,297	6.50%
Tier 1 capital to average assets:
Company	$956,027	10.86%	$352,089	4.00%	N/A	N/A
Bank	993,375	11.30%	351,735	4.00%	$439,669	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of March 31, 2024 reflect 75% of the CECL impact and December 31, 2023 reflect 50% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2024.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2024 the Company received $11.5 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2023, the Company received $35.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 12, 2022, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023. No shares were repurchased under this program.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.9% of the Company’s outstanding common stock at December 31, 2023. No shares were repurchased under this program during the three months ended March 31, 2024.

On April 23, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on May 21, 2024 to stockholders of record of our common stock as of May 7, 2024.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2052. Variable rate loan commitments have interest rates ranging from 4.00% to 18.00% and maturities up to 2053.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2024 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2024
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$37,976	$(582)
Other interest rate derivatives	691,612	22,124	(21,949)
Other credit derivatives	3,545	3	—

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2024, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our “Selected Financial Data” are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
“Adjusted net income” and “adjusted diluted earnings per share” exclude certain significant items, which include impairment charges on assets held for sale and right-of-use assets, and merger-related expenses, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
“Adjusted non-interest expense” is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale and right-of-use assets, and merger-related expenses.
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
•
“Adjusted pre-tax pre-provision net income” is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale and right-of-use assets, and merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
“Pre‑tax pre‑provision return on average assets” is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses. “Adjusted pre-tax pre-provision return on average assets” excludes certain significant items, which include impairment charges on assets held for sale and right-of-use assets, and merger-related expenses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Net income and earnings per share excluding significant items
Reported Net Income	$30,440	$23,945
Significant items:
Impairment charges on assets held for sale and ROU asset	194	20
Merger-related expense	—	489
Tax benefit	(52)	(56)
Adjusted Net Income	$30,582	$24,398
Reported Diluted Earnings per Share	$0.70	$0.64
Significant items:
Impairment charges on assets held for sale and ROU asset	—	—
Merger-related expense	—	0.01
Tax benefit	—	—
Adjusted Diluted Earnings per Share	$0.70	$0.65

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Adjusted non-interest expense:
Non-interest expense	$53,809	$48,800
Less: Impairment charges on assets held for sale and ROU asset	194	20
Less: Merger-related expenses	—	489
Adjusted non-interest expense	$53,615	$48,291
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$53,615	$48,291
Less: Amortization of intangible assets	1,345	1,455
Adjusted non-interest expense excluding amortization of intangible assets	$52,270	$46,836
Pre-tax pre-provision net income:
Pre-tax income	$40,562	$32,238
Add: Provision for credit losses	6,643	9,825
Pre-tax pre-provision net income	$47,205	$42,063
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$47,205	$42,063
Impairment charges on assets held for sale and ROU asset	194	20
Merger-related expenses	—	489
Adjusted pre-tax pre-provision net income	$47,399	$42,572
Taxable equivalent net interest income:
Net interest income	$85,541	$75,718
Add: Tax-equivalent adjustment	233	208
Net interest income, fully taxable equivalent	$85,774	$75,926
Total revenues:
Net interest income	$85,541	$75,718
Add: non-interest income	15,473	15,145
Total revenues	$101,014	$90,863
Tangible common stockholders' equity:
Total stockholders' equity	$1,009,049	$795,650
Less: Goodwill and other intangibles	202,133	157,432
Tangible common stockholders' equity	$806,916	$638,218
Tangible assets:
Total assets	$9,410,503	$7,530,346
Less: Goodwill and other intangibles	202,133	157,432
Tangible assets	$9,208,370	$7,372,914
Average tangible common stockholders' equity:
Average total stockholders' equity	$998,806	$784,289
Less: Average goodwill and other intangibles	202,773	158,181
Average tangible common stockholders' equity	$796,033	$626,108
Average tangible assets:
Average total assets	$9,030,941	$7,345,151
Less: Average goodwill and other intangibles	202,773	158,181
Average tangible assets	$8,828,168	$7,186,970
Tangible net income available to common stockholders:
Net income available to common stockholders	$30,440	$23,945
Add: After-tax intangible asset amortization	986	1,066
Tangible net income available to common stockholders	$31,426	$25,011
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$31,426	$25,011
Impairment charges on assets held for sale and ROU asset	194	20
Merger-related expenses	—	489
Tax benefit on significant items	(52)	(56)
Adjusted tangible net income available to common stockholders	$31,568	$25,464

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2024	2023
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$47,205	$42,063
Average total assets	9,030,941	7,345,151
Pre-tax pre-provision return on average assets	2.10%	2.32%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$47,399	$42,572
Average total assets	9,030,941	7,345,151
Adjusted pre-tax pre-provision return on average assets:	2.11%	2.35%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$85,774	$75,926
Total average interest-earning assets	8,603,582	7,009,144
Net interest margin, fully taxable equivalent	4.01%	4.39%
Non-interest income to total revenues:
Non-interest income	$15,473	$15,145
Total revenues	101,014	90,863
Non-interest income to total revenues	15.32%	16.67%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$53,615	$48,291
Average total assets	9,030,941	7,345,151
Adjusted non-interest expense to average assets	2.39%	2.67%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$52,270	$46,836
Total revenues	101,014	90,863
Adjusted efficiency ratio	51.75%	51.54%
Adjusted return on average assets:
Adjusted net income	$30,582	$24,398
Average total assets	9,030,941	7,345,151
Adjusted return on average assets	1.36%	1.35%
Adjusted return on average stockholders' equity:
Adjusted net income	$30,582	$24,398
Average stockholders' equity	998,806	784,289
Adjusted return on average stockholders' equity	12.31%	12.62%
Tangible common equity to tangible assets:
Tangible common equity	$806,916	$638,218
Tangible assets	9,208,370	7,372,914
Tangible common equity to tangible assets	8.76%	8.66%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$31,426	$25,011
Average tangible common stockholders' equity	796,033	626,108
Return on average tangible common stockholders' equity	15.88%	16.20%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$31,568	$25,464
Average tangible common stockholders' equity	796,033	626,108
Adjusted return on average tangible common stockholders' equity	15.95%	16.49%
Tangible book value per share:
Tangible common equity	$806,916	$638,218
Common shares outstanding	44,108,387	37,713,427
Tangible book value per share	$18.29	$16.92

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of March 31, 2024, we had a notional amount of $1.3 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2024 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Year ending December 31		As of
Basis Point Change in Interest Rates	2024	2025	December 31, 2023
+300	13.2%	14.7%	(13.4)%
+200	8.8%	9.7%	(9.1)%
+100	4.4%	4.9%	(4.6)%
-100	(2.1)%	(2.8)%	5.0%
-200	(5.3)%	(7.2)%	8.9%
-300	(8.2)%	(10.9)%	11.4%

For the dynamic balance sheet and rate shift scenarios, we assume a balance sheet that reflects management's growth outlook and interest rates follow a forward yield curve. The shocks are defined as gradual shifts up and down it by 1/12th of the total change in rates each month for 12 months. For dynamic balance sheet and rate shifts, a gradual shift downward of 100 basis points would result in a 1.4% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.3% and 4.5% increases to net interest income, respectively, over the next 12 months.

The Bank's aggregate interest rate risk exposure is monitored and managed based on the economic outlook and under guidance of board-approved policy limits. The results of the simulations are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted including the timing, magnitude, frequency of interest rate changes, changes in market conditions, depositor behavior changes, and management strategies.

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section included in our Form 10-K for our fiscal year ended December 31, 2023 that was filed with the SEC on March 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2024 until December 31, 2024 unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements.

The table below includes information regarding purchases of our common stock during the quarter ended March 31, 2024. We did not purchase any shares of our common stock during the first quarter of 2024 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
January 1 - January 31, 2024	146,308	$23.24	—	1,250,000
February 1 - February 29, 2024	78,075	21.02	—	1,250,000
March 1 - March 31, 2024	399	20.67	—	1,250,000
Total	224,782	$22.46	—
(1)
All shares acquired during the three months ended March 31, 2024 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 3, 2024	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)