Form 10-Q
period 2024-06-30
BYLINE BANCORP, INC.
filed 2024-08-05
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 44,260,652 shares outstanding as of July 31, 2024

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$68,251	$60,431
Interest bearing deposits with other banks	662,206	165,705
Cash and cash equivalents	730,457	226,136
Equity and other securities, at fair value	8,745	8,743
Securities available-for-sale, at fair value (amortized cost at June 30, 2024—$1,573,276; December 31, 2023—$1,516,801)	1,386,827	1,342,480
Securities held-to-maturity, at amortized cost (fair value at June 30, 2024—$601; December 31, 2023 —$1,149)	606	1,157
Restricted stock, at cost	31,775	16,304
Loans held for sale	13,360	18,005
Loans and leases:
Loans and leases	6,891,204	6,684,306
Allowance for credit losses - loans and leases	(99,730)	(101,686)
Net loans and leases	6,791,474	6,582,620
Servicing assets, at fair value	19,617	19,844
Premises and equipment, net	63,919	66,627
Goodwill and other intangible assets, net	200,788	203,478
Bank-owned life insurance	98,519	96,900
Deferred tax assets, net	48,888	50,058
Accrued interest receivable and other assets	238,840	249,615
Total assets	$9,633,815	$8,881,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,762,891	$1,905,876
Interest-bearing deposits	5,584,290	5,271,123
Total deposits	7,347,181	7,176,999
Other borrowings	918,738	395,190
Subordinated notes, net	73,953	73,866
Junior subordinated debentures issued to capital trusts, net	70,675	70,452
Accrued interest payable and other liabilities	190,254	175,309
Total liabilities	8,600,801	7,891,816
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	452	451
Additional paid-in capital	710,792	710,488
Retained earnings	481,232	429,036
Treasury stock, at cost	(47,993)	(49,707)
Accumulated other comprehensive loss, net of tax	(111,469)	(100,117)
Total stockholders’ equity	1,033,014	990,151
Total liabilities and stockholders’ equity	$9,633,815	$8,881,967

	June 30, 2024		December 31, 2023
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	45,981,155	—	45,714,241
Shares outstanding	—	44,180,829	—	43,764,056
Treasury shares	—	1,800,326	—	1,950,185

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$126,523	$99,134	$250,315	$191,477
Interest on securities	10,514	6,559	20,248	13,159
Other interest and dividend income	4,532	1,579	9,327	2,638
Total interest and dividend income	141,569	107,272	279,890	207,274
INTEREST EXPENSE
Deposits	47,603	24,723	93,565	41,021
Other borrowings	4,460	4,241	8,284	10,129
Subordinated notes and debentures	2,980	2,142	5,974	4,240
Total interest expense	55,043	31,106	107,823	55,390
Net interest income	86,526	76,166	172,067	151,884
PROVISION FOR CREDIT LOSSES	6,045	5,790	12,688	15,615
Net interest income after provision for credit losses	80,481	70,376	159,379	136,269
NON-INTEREST INCOME
Fees and service charges on deposits	2,548	2,233	4,975	4,353
Loan servicing revenue	3,216	3,377	6,580	6,757
Loan servicing asset revaluation	(2,468)	(865)	(3,171)	(209)
ATM and interchange fees	1,163	1,112	2,238	2,175
Change in fair value of equity securities, net	(390)	193	2	543
Net gains on sales of loans	6,036	5,704	11,569	10,852
Wealth management and trust income	942	1,039	2,099	1,963
Other non-interest income	1,797	1,498	4,025	3,002
Total non-interest income	12,844	14,291	28,317	29,436
NON-INTEREST EXPENSE
Salaries and employee benefits	33,911	29,642	67,864	60,036
Occupancy and equipment expense, net	4,639	4,404	9,923	8,848
Impairment charge on assets held for sale	—	—	—	20
Loan and lease related expenses	741	488	1,426	1,451
Legal, audit and other professional fees	3,708	3,675	6,427	6,789
Data processing	4,036	4,272	8,181	8,055
Net (gain) loss recognized on other real estate owned and other related expenses	(62)	288	(160)	185
Other intangible assets amortization expense	1,345	1,455	2,690	2,910
Other non-interest expense	4,892	5,104	10,668	9,834
Total non-interest expense	53,210	49,328	107,019	98,128
INCOME BEFORE PROVISION FOR INCOME TAXES	40,115	35,339	80,677	67,577
PROVISION FOR INCOME TAXES	10,444	9,232	20,566	17,525
NET INCOME	$29,671	$26,107	$60,111	$50,052
EARNINGS PER COMMON SHARE
Basic	$0.68	$0.70	$1.39	$1.35
Diluted	$0.68	$0.70	$1.37	$1.34

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$29,671	$26,107	$60,111	$50,052
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(3,169)	(13,822)	(12,128)	777
Tax effect	846	3,693	3,235	(207)
Net of tax	(2,323)	(10,129)	(8,893)	570
Cash flow hedges
Unrealized holding gains arising during the period	1,670	8,515	6,201	8,709
Reclassification adjustments for net gains included in net income	(4,719)	(3,863)	(9,555)	(5,819)
Tax effect	813	(1,243)	895	(772)
Net of tax	(2,236)	3,409	(2,459)	2,118
Total other comprehensive income (loss)	(4,559)	(6,720)	(11,352)	2,688
Comprehensive income	$25,112	$19,387	$48,759	$52,740

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2023	37,713,427	$390	$598,103	$356,365	$(51,066)	$(108,142)	$795,650
Net income	—	—	—	26,107	—	—	26,107
Other comprehensive (loss), net of tax	—	—	—	—	—	(6,720)	(6,720)
Restricted stock activity, net	(547)	1	(92)	—	(25)	—	(116)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,394)	—	—	(3,394)
Share-based compensation expense	—	—	1,707	—	—	—	1,707
Balance, June 30, 2023	37,752,002	$391	$599,718	$379,078	$(50,383)	$(114,862)	$813,942

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	50,052	—	—	50,052
Other comprehensive income, net of tax	—	—	—	—	—	2,688	2,688
Restricted stock activity, net	220,105	2	(1,796)	—	23	—	(1,771)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Cash dividends declared on common stock ($0.18 per share)	—	—	—	(6,768)	—	—	(6,768)
Share-based compensation expense	—	—	3,217	—	—	—	3,217
Balance, June 30, 2023	37,752,002	$391	$599,718	$379,078	$(50,383)	$(114,862)	$813,942

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2024	44,108,387	$452	$708,844	$455,532	$(48,869)	$(106,910)	$1,009,049
Net income	—	—	—	29,671	—	—	29,671
Other comprehensive loss, net of tax	—	—	—	—	—	(4,559)	(4,559)
Issuance of common stock upon exercise of stock options, net	19,800	—	222	—	—	—	222
Restricted stock activity, net	19,886	—	(115)	—	98	—	(17)
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	778	—	778
Cash dividends declared on common stock ($0.09 per share)	32,756	—	—	(3,971)	—	—	(3,971)
Share-based compensation expense	—	—	1,841		—	—	1,841
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	60,111	—	—	60,111
Other comprehensive loss, net of tax	—	—	—	—	—	(11,352)	(11,352)
Issuance of common stock upon exercise of stock options, net	87,986	—	(109)	—	(671)	—	(780)
Restricted stock activity, net	296,031	1	(3,274)	—	1,607	—	(1,666)
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	778	—	778
Cash dividends declared on common stock ($0.18 per share)	32,756	—	—	(7,915)	—	—	(7,915)
Share-based compensation expense	—	—	3,687	—	—	—	3,687
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,111	$50,052
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	12,688	15,615
Impairment loss on premises and equipment	1,069	—
Impairment loss on operating lease right-of-use asset	194	—
Impairment loss on assets held for sale	—	20
Depreciation and amortization of premises and equipment	2,582	1,932
Net amortization (accretion) of securities	(943)	1,678
Net change in fair value of equity securities	(2)	(543)
Net gains on sales and disposal of premises and equipment	(460)	—
Net gains on sales of loans	(11,569)	(10,852)
Originations of U.S. government guaranteed loans	(143,643)	(146,974)
Proceeds from U.S. government guaranteed loans sold	106,830	162,600
Accretion of premiums and discounts on acquired loans, net	(7,940)	(1,340)
Net change in servicing assets	227	(2,543)
Net losses (gains) on sales and valuation adjustments of other real estate owned	(55)	392
Net amortization of other acquisition accounting adjustments	3,252	2,910
Amortization of subordinated debt issuance cost	87	87
Accretion of junior subordinated debentures discount	223	219
Share-based compensation expense	3,687	3,217
Deferred tax benefit	5,298	(140)
Increase in cash surrender value of bank owned life insurance	(1,620)	(1,118)
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,025	6,110
Accrued interest payable and other liabilities	69,441	11,149
Net cash provided by operating activities	102,482	92,471
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(209,158)	(11,221)
Proceeds from maturities and calls of securities available-for-sale	77,764	4,463
Proceeds from paydowns of securities available-for-sale	75,740	44,708
Proceeds from maturities and calls of securities held-to-maturity	550	545
Redemptions (purchases) of Federal Home Loan Bank stock, net	(15,471)	3,825
Proceeds from other loans sold	—	6,750
Net change in loans and leases	(214,688)	(152,170)
Purchases of premises and equipment	(1,243)	(1,539)
Proceeds from sales of premises and equipment	365	—
Proceeds from sales of assets held for sale	1,459	—
Proceeds from sales of other real estate owned	480	2,559
Net cash used in investing activities	(284,202)	(102,080)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$169,620	$221,971
Repayments of line of credit	(11,250)	—
Repayments of term loan	(3,333)	—
Proceeds from short-term borrowings	1,700,000	9,723,100
Repayments of short-term borrowings	(1,355,000)	(9,808,100)
Proceeds from BTFP advances	200,000	—
Net increase (decrease) in securities sold under agreements to repurchase	(6,869)	19,523
Dividends paid on common stock	(8,005)	(6,655)
Proceeds from issuance of common stock	878	602
Net cash provided by financing activities	686,041	150,441
NET CHANGE IN CASH AND CASH EQUIVALENTS	504,321	140,832
CASH AND CASH EQUIVALENTS, beginning of period	226,136	179,353
CASH AND CASH EQUIVALENTS, end of period	$730,457	$320,185
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$102,417	$46,538
Cash paid during the period for taxes	$974	$3,031
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$5	$499
Right-of-use assets exchanged for operating lease liabilities	$1,115	$932
Common share withholding	$2,668	$1,771
Common dividend declared, not paid	$(90)	$113

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2024 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023.

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

Merger-related expenses, including acquisition advisory expenses of $653,000, core system conversion expenses of $640,000, salaries and employee benefits of $17,000, and other non-interest expenses of $81,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the three months ended June 30, 2023.

Merger-related expenses for the six months ended June 30, 2023, including acquisition advisory expenses of $909,000, core system conversion expenses of $839,000, salaries and employee benefits of $36,000, and other non-interest expenses of $96,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the six months ended June 30, 2023.

There were no merger related expenses in the three and six months ended June 30, 2024.

The acquisition of Inland was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

used to calculate estimated fair values. Fair value adjustments associated with this transaction were finalized during the second quarter of 2024.

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

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2023, as if the acquisition had occurred on January 1, 2023. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2023. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2023	2023
Total revenues (net interest income and non-interest income)	$103,200	$210,995
Net income	$27,670	$52,995
Earnings per share—basic	$0.64	$1.23
Earnings per share—diluted	$0.64	$1.22

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

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,638	$—	$(853)	$51,785
U.S. Government agencies	164,453	20	(17,299)	147,174
Obligations of states, municipalities, and political subdivisions	85,541	154	(5,305)	80,390
Residential mortgage-backed securities
Agency	850,340	1,377	(102,519)	749,198
Non-agency	131,968	—	(22,914)	109,054
Commercial mortgage-backed securities
Agency	227,984	—	(34,036)	193,948
Corporate securities	40,652	—	(3,872)	36,780
Asset-backed securities	19,700	22	(1,224)	18,498
Total	$1,573,276	$1,573	$(188,022)	$1,386,827

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$606	$—	$(5)	$601
Total	$606	$—	$(5)	$601

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$61	$(1,025)	$115,434
U.S. Government agencies	147,062	37	(16,404)	130,695
Obligations of states, municipalities, and political subdivisions	86,022	396	(4,143)	82,275
Residential mortgage-backed securities
Agency	786,970	4,247	(95,414)	695,803
Non-agency	122,359	—	(22,099)	100,260
Commercial mortgage-backed securities
Agency	181,452	—	(34,248)	147,204
Corporate securities	40,681	—	(4,510)	36,171
Asset-backed securities	35,857	2	(1,221)	34,638
Total	$1,516,801	$4,743	$(179,064)	$1,342,480

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(8)	$1,149
Total	$1,157	$—	$(8)	$1,149

The Company did not classify securities as trading during the six months ended June 30, 2024 or during 2023.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	9	$14,645	$(65)	$37,140	$(788)	$51,785	$(853)
U.S. Government agencies	20	20,462	(47)	118,307	(17,252)	138,769	(17,299)
Obligations of states, municipalities and political subdivisions	85	20,361	(428)	52,320	(4,877)	72,681	(5,305)
Residential mortgage-backed securities
Agency	129	155,273	(1,937)	507,970	(100,582)	663,243	(102,519)
Non-agency	21	14,768	(90)	94,286	(22,824)	109,054	(22,914)
Commercial mortgage-backed securities
Agency	51	37,482	(306)	141,892	(33,730)	179,374	(34,036)
Corporate securities	21	1,418	(73)	35,362	(3,799)	36,780	(3,872)
Asset-backed securities	2	—	—	5,852	(1,224)	5,852	(1,224)
Total	338	$264,409	$(2,946)	$993,129	$(185,076)	$1,257,538	$(188,022)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	1	$—	$—	$601	$(5)	$601	$(5)
Total	1	$—	$—	$601	$(5)	$601	$(5)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$5,018	$(4)	$31,843	$(1,021)	$36,861	$(1,025)
U.S. Government agencies	18	535	(9)	119,109	(16,395)	119,644	(16,404)
Obligations of states, municipalities and political subdivisions	61	12,267	(156)	49,617	(3,987)	61,884	(4,143)
Residential mortgage-backed securities
Agency	102	8,332	(49)	543,648	(95,365)	551,980	(95,414)
Non-agency	20	636	—	99,624	(22,099)	100,260	(22,099)
Commercial mortgage-backed securities
Agency	48	6,765	(1,517)	140,439	(32,731)	147,204	(34,248)
Corporate securities	21	—	—	36,171	(4,510)	36,171	(4,510)
Asset-backed securities	6	—	—	25,653	(1,221)	25,653	(1,221)
Total	283	$33,553	$(1,735)	$1,046,104	$(177,329)	$1,079,657	$(179,064)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	2	$—	$—	$1,149	$(8)	$1,149	$(8)
Total	2	$—	$—	$1,149	$(8)	$1,149	$(8)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 338 securities available-for-sale with unrealized losses at June 30, 2024. There was one security held-to-maturity with unrealized losses at June 30, 2024. There was no allowance for credit losses for held-to-maturity debt securities at June 30, 2024 or December 31, 2023. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $4.9 million and $4.5 million at June 30, 2024 and December 31, 2023, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no proceeds from sales of securities available-for-sale, nor associated gains and losses on sales and calls of securities, for the three and six months ended June 30, 2024 and 2023, respectively.

Securities posted and pledged as collateral were $727.6 million and $464.5 million at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $471.1 million and $390.3 million, respectively, and for customer repurchase agreements of $37.6 million and $47.8 million, respectively. At June 30, 2024, there were $192.0 million of securities pledged to the Federal Reserve Bank ("FRB"). At December 31, 2023, no securities were pledged to the FRB. At June 30, 2024 and December 31, 2023, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2024, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$43,997	$43,361
Due from one to five years	111,663	104,964
Due from five to ten years	162,003	145,903
Due after ten years	45,321	40,399
Mortgage-backed securities	1,210,292	1,052,200
Total	$1,573,276	$1,386,827
Held-to-maturity
Due in one year or less	$606	$601
Total	$606	$601

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	June 30,	December 31,
	2024	2023
Commercial real estate	$2,290,656	$2,317,289
Residential real estate	727,092	718,733
Construction, land development, and other land	532,312	528,275
Commercial and industrial	2,620,828	2,444,405
Installment and other	2,788	3,138
Lease financing receivables	704,740	659,686
Total loans and leases	6,878,416	6,671,526
Net unamortized deferred fees and costs	6,471	6,600
Initial direct costs	6,317	6,180
Allowance for credit losses - loans and leases	(99,730)	(101,686)
Net loans and leases	$6,791,474	$6,582,620

	June 30,	December 31,
	2024	2023
Lease financing receivables
Net minimum lease payments	$679,887	$644,507
Unguaranteed residual values	111,057	92,127
Unearned income	(86,204)	(76,948)
Total lease financing receivables	704,740	659,686
Initial direct costs	6,317	6,180
Lease financial receivables before allowance for credits losses - loans and leases	$711,057	$665,866

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At June 30, 2024 and December 31, 2023, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $94.9 million and $93.3 million, respectively. At June 30, 2024 and December 31, 2023, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.3 million and $26.2 million, respectively, which are included in total loans and leases. At June 30, 2024 and December 31, 2023, installment and other loans included overdraft deposits of $693,000 and $754,000, respectively, which were reclassified as loans. At June 30, 2024 and December 31, 2023, loans and leases and loans held for sale pledged as security for borrowings were $2.0 billion and $2.2 billion, respectively. Accrued interest on loans and leases was $38.9 million for each of the quarters ended June 30, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The minimum annual lease payments for lease financing receivables as of June 30, 2024 are summarized as follows:

Minimum Lease Payments
2024	$111,886
2025	220,017
2026	171,074
2027	110,416
2028	54,533
Thereafter	11,961
Total	$679,887

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of June 30, 2024 and December 31, 2023:

June 30, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,924,797	$114,053	$254,858	$2,293,708
Residential real estate	498,578	40,728	188,489	727,795
Construction, land development, and other land	445,919	9	84,849	530,777
Commercial and industrial	2,493,229	17,796	113,997	2,625,022
Installment and other	2,576	116	153	2,845
Lease financing receivables	710,784	—	273	711,057
Total loans and leases	$6,075,883	$172,702	$642,619	$6,891,204

December 31, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,907,029	$137,807	$275,476	$2,320,312
Residential real estate	465,133	42,510	211,887	719,530
Construction, land development, and other land	415,162	25,331	86,344	526,837
Commercial and industrial	2,311,563	19,460	117,538	2,448,561
Installment and other	2,919	125	156	3,200
Lease financing receivables	665,239	—	627	665,866
Total loans and leases	$5,767,045	$225,233	$692,028	$6,684,306

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $8.0 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively, were as follows:

	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$157,757	$114,053	$185,007	$137,807
Residential real estate	85,403	40,728	88,036	42,510
Construction, land development, and other land	6,678	9	32,140	25,331
Commercial and industrial	20,609	17,796	21,870	19,460
Installment and other	780	116	789	125
Total purchased credit deteriorated loans	$271,227	$172,702	$327,842	$225,233

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

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $3.9 million and $4.7 million at June 30, 2024 and December 31, 2023, respectively, were as follows:

	June 30, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$262,635	$254,858	$284,819	$275,476
Residential real estate	202,288	188,489	227,392	211,887
Construction, land development, and other land	85,395	84,849	87,143	86,344
Commercial and industrial	119,085	113,997	123,540	117,538
Installment and other	165	153	170	156
Lease financing receivables	274	273	628	627
Total acquired non-credit-deteriorated loans and leases	$669,842	$642,619	$723,692	$692,028

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of June 30, 2024 and December 31, 2023:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$140,888	$246,084	$421,253	$453,722	$231,309	$493,618	$15,028	$2,001,902
Watch	2,281	26,344	26,638	39,933	32,761	69,916	—	197,873
Special Mention	—	—	2,911	9,794	2,572	31,237	—	46,514
Substandard	—	2,953	3,750	4,937	839	34,940	—	47,419
Total	$143,169	$275,381	$454,552	$508,386	$267,481	$629,711	$15,028	$2,293,708
Gross charge-offs for the six months ended June 30, 2024	$—	$—	$295	$187	$718	$2,299	$—	$3,499
Residential Real Estate
Pass	$19,634	$49,142	$133,696	$118,396	$51,791	$246,883	$57,520	$677,062
Watch	—	—	5,139	598	22,666	11,892	1,567	41,862
Special Mention	—	—	—	—	3,753	6	98	3,857
Substandard	200	579	29	101	11	3,179	915	5,014
Total	$19,834	$49,721	$138,864	$119,095	$78,221	$261,960	$60,100	$727,795
Gross charge-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$5,845	$141,785	$135,873	$159,474	$37,079	$2,898	$345	$483,299
Watch	—	3,521	13,661	17,237	—	3,096	—	37,515
Special Mention	—	—	454	9,509	—	—	—	9,963
Substandard	—	—	—	—	—	—	—	—
Total	$5,845	$145,306	$149,988	$186,220	$37,079	$5,994	$345	$530,777
Gross charge-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$224,599	$482,778	$477,896	$270,323	$97,392	$197,833	$547,736	$2,298,557
Watch	724	45,958	21,902	45,389	1,605	20,535	46,818	182,931
Special Mention	—	1,381	23,847	10,395	1,724	4,980	43,089	85,416
Substandard	92	6,003	11,266	9,408	4,674	17,523	9,152	58,118
Total	$225,415	$536,120	$534,911	$335,515	$105,395	$240,871	$646,795	$2,625,022
Gross charge-offs for the six months ended June 30, 2024	$—	$746	$3,777	$1,203	$497	$6,926	$—	$13,149
Installment and Other
Pass	$158	$378	$103	$44	$127	$360	$1,601	$2,771
Watch	—	—	—	—	—	48	3	51
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	23
Total	$158	$378	$103	$67	$127	$408	$1,604	$2,845
Gross charge-offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$162,555	$283,352	$169,324	$70,434	$20,328	$2,285	$—	$708,278
Watch	—	—	54	817	11	-	—	882
Special Mention	—	—	—	—	130	66	—	196
Substandard	—	122	988	543	7	41	—	1,701
Total	$162,555	$283,474	$170,366	$71,794	$20,476	$2,392	$—	$711,057
Gross charge-offs for the six months ended June 30, 2024	$—	$334	$377	$284	$58	$—	$—	$1,053
Total Loans and Leases
Pass	$553,679	$1,203,519	$1,338,145	$1,072,393	$438,026	$943,877	$622,230	$6,171,869
Watch	3,005	75,823	67,394	103,974	57,043	105,487	48,388	461,114
Special Mention	—	1,381	27,212	29,698	8,179	36,289	43,187	145,946
Substandard	292	9,657	16,033	15,012	5,531	55,683	10,067	112,275
Total	$556,976	$1,290,380	$1,448,784	$1,221,077	$508,779	$1,141,336	$723,872	$6,891,204
Gross charge-offs for the six months ended June 30, 2024	$—	$1,080	$4,449	$1,674	$1,273	$9,225	$—	$17,701

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$247,856	$452,127	$516,624	$229,053	$143,283	$388,872	$28,360	$2,006,175
Watch	12,501	22,094	26,408	46,713	20,364	68,003	—	196,083
Special Mention	—	799	10,752	2,618	12,751	25,790	—	52,710
Substandard	—	2,888	5,841	1,771	7,483	46,532	829	65,344
Total	$260,357	$477,908	$559,625	$280,155	$183,881	$529,197	$29,189	$2,320,312
Gross charge-offs, year ended December 31, 2023	$—	$193	$60	$1,511	$4,054	$3,911	$—	$9,729
Residential Real Estate
Pass	$55,178	$135,477	$104,005	$54,651	$37,806	$225,593	$57,865	$670,575
Watch	—	4,811	—	17,417	7,167	8,708	1,597	39,700
Special Mention	—	—	—	3,594	127	1	413	4,135
Substandard	—	—	107	189	349	3,523	952	5,120
Total	$55,178	$140,288	$104,112	$75,851	$45,449	$237,825	$60,827	$719,530
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$21	$—	$21
Construction, Land Development, & Land
Pass	$82,449	$145,174	$184,544	$35,466	$9,772	$1,429	$174	$459,008
Watch	1,392	13,990	21,313	18,716	3,125	—	—	58,536
Special Mention	—	—	9,279	—	—	—	—	9,279
Substandard	—	—	—	—	—	14	—	14
Total	$83,841	$159,164	$215,136	$54,182	$12,897	$1,443	$174	$526,837
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$475,720	$514,902	$288,392	$109,430	$73,059	$147,168	$524,348	$2,133,019
Watch	41,027	33,080	50,407	1,385	6,951	18,180	39,531	190,561
Special Mention	—	6,164	10,595	2,631	1,112	6,643	36,354	63,499
Substandard	—	7,332	6,067	6,431	10,116	18,381	13,155	61,482
Total	$516,747	$561,478	$355,461	$119,877	$91,238	$190,372	$613,388	$2,448,561
Gross charge-offs, year ended December 31, 2023	$1,518	$1,938	$5,372	$4,451	$1,087	$1,045	$—	$15,411
Installment and Other
Pass	$564	$132	$79	$133	$28	$424	$1,814	$3,174
Watch	—	—	25	—	—	1	—	26
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$564	$132	$104	$133	$28	$425	$1,814	$3,200
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$—	$3
Lease Financing Receivables
Pass	$327,099	$207,640	$93,242	$29,343	$5,443	$856	$—	$663,623
Watch	—	67	1,008	16	—	—	—	1,091
Special Mention	—	—	—	179	101	36	—	316
Substandard	259	138	384	55	—	—	—	836
Total	$327,358	$207,845	$94,634	$29,593	$5,544	$892	$—	$665,866
Gross charge-offs, year ended December 31, 2023	$734	$886	$549	$139	$75	$54	$—	$2,437
Total Loans and Leases
Pass	$1,188,866	$1,455,452	$1,186,886	$458,076	$269,391	$764,342	$612,561	$5,935,574
Watch	54,920	74,042	99,161	84,247	37,607	94,892	41,128	485,997
Special Mention	—	6,963	30,626	9,022	14,091	32,470	36,767	129,939
Substandard	259	10,358	12,399	8,446	17,948	68,450	14,936	132,796
Total	$1,244,045	$1,546,815	$1,329,072	$559,791	$339,037	$960,154	$705,392	$6,684,306
Gross charge-offs, year ended December 31, 2023	$2,252	$3,017	$5,981	$6,101	$5,216	$5,034	$—	$27,601

At June 30, 2024 and at December 31, 2023 there were no loans or leases which were risk rated Doubtful or Loss. As of June 30, 2024 and December 31, 2023, respectively, there were $58.8 million and $52.2 million of term loans that had been converted from revolving loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at June 30, 2024 and December 31, 2023:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$143,169	$272,428	$451,268	$504,037	$267,218	$607,648	$15,028	$2,260,796
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	636	172	—	742	—	1,550
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	2,953	2,648	4,177	263	21,321	—	31,362
Total Past Due	—	2,953	3,284	4,349	263	22,063	—	32,912
Total	$143,169	$275,381	$454,552	$508,386	$267,481	$629,711	$15,028	$2,293,708
Residential Real Estate
Current	$19,634	$49,721	$136,347	$118,994	$78,221	$258,394	$58,885	$720,196
30-59 Days Past Due	—	—	2,488	—	—	381	300	3,169
60-89 Days Past Due	—	—	—	—	—	46	—	46
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	200	—	29	101	—	3,139	915	4,384
Total Past Due	200	—	2,517	101	—	3,566	1,215	7,599
Total	$19,834	$49,721	$138,864	$119,095	$78,221	$261,960	$60,100	$727,795
Construction, Land Development, & Land
Current	$5,845	$145,306	$149,988	$186,220	$37,079	$5,994	$345	$530,777
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$5,845	$145,306	$149,988	$186,220	$37,079	$5,994	$345	$530,777
Commercial & Industrial
Current	$225,323	$534,074	$527,308	$333,045	$101,186	$229,335	$643,388	$2,593,659
30-59 Days Past Due	—	70	201	—	—	—	574	845
60-89 Days Past Due	—	516	1,508	116	991	1,042	—	4,173
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	92	1,460	5,894	2,354	3,218	10,494	2,833	26,345
Total Past Due	92	2,046	7,603	2,470	4,209	11,536	3,407	31,363
Total	$225,415	$536,120	$534,911	$335,515	$105,395	$240,871	$646,795	$2,625,022
Installment and Other
Current	$158	$378	$103	$44	$127	$408	$1,604	$2,822
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	—	23
Total Past Due	—	—	—	23	—	—	—	23
Total	$158	$378	$103	$67	$127	$408	$1,604	$2,845
Lease Financing Receivables
Current	$162,268	$281,980	$167,798	$70,481	$20,178	$2,343	$—	$705,048
30-59 Days Past Due	272	778	564	425	226	9	—	2,274
60-89 Days Past Due	15	594	1,015	345	72	—	—	2,041
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	122	989	543	—	40	—	1,694
Total Past Due	287	1,494	2,568	1,313	298	49	—	6,009
Total	$162,555	$283,474	$170,366	$71,794	$20,476	$2,392	$—	$711,057
Total Loans and Leases
Current	$556,397	$1,283,887	$1,432,812	$1,212,821	$504,009	$1,104,122	$719,250	$6,813,298
30-59 Days Past Due	272	848	3,253	425	226	390	874	6,288
60-89 Days Past Due	15	1,110	3,159	633	1,063	1,830	—	7,810
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	292	4,535	9,560	7,198	3,481	34,994	3,748	63,808
Total Past Due	579	6,493	15,972	8,256	4,770	37,214	4,622	77,906
Total	$556,976	$1,290,380	$1,448,784	$1,221,077	$508,779	$1,141,336	$723,872	$6,891,204

Total non-accrual loans without an allowance included $10.1 million of commercial real estate loans, $790,000 of residential real estate, and $4.3 million of commercial and industrial loans as of June 30, 2024. The Company recognized

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

$1.1 million and $1.3 million of interest income on non-accrual loans and leases for the three and six months ended June 30, 2024, respectively.

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

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans, $3.6 million of residential real estate loans, and $2.3 million of commercial and industrial loans, as of December 31, 2023. The Company

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

recognized $1.0 million and $2.0 million of interest income on non-accrual loans and leases for the three and six months ended June 30, 2023, respectively.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and six months ended June 30, 2024 are as follows:

June 30, 2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Provision/(recapture)	(3,627)	(326)	(207)	10,561	(3)	480	6,878
Charge-offs	(442)	—	—	(9,530)	—	(680)	(10,652)
Recoveries	481	1	—	322	—	334	1,138
Ending balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Six months ended
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture)	(2,803)	(474)	(183)	16,397	(6)	838	13,769
Charge-offs	(3,499)	—	—	(13,149)	—	(1,053)	(17,701)
Recoveries	917	2	—	554	—	503	1,976
Ending balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Ending balance:
Individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Total allowance for credit losses - loans and leases	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730

Loans and leases ending balance:
Individually evaluated for impairment	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Collectively evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three and six months ended June 30, 2023:

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company decreased the allowance for credit losses - loans and leases by $2.6 million and $2.0 million for the three and six months ended June 30, 2024, respectively. The Company increased the allowance for credit losses - loans and leases by $2.2 million and $10.7 million for the three and six months ended June 30, 2023, respectively.

For loans individually evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $1.9 million and recaptured $3.7 million for the three and six months ended June 30, 2024, and increased the allowance for credit losses for loans individually evaluated by $3.9 million and $10.6 million for the three and six months ended June 30, 2023.

For loans and leases collectively evaluated for impairment, the Company recaptured $4.5 million and increased the allowance by $1.7 million for the three and six months ended June 30, 2024. For loans and leases collectively evaluated for impairment, the Company recaptured $1.7 million and increased the allowance by $124,000 for three and six months ended June 30, 2023, respectively.

The decrease in allowance for credit losses - loans and leases was mainly due to charge-offs of individually assessed loans previously reserved for and improvement in macro-economic factors impacting the collectively assessed portfolio.

There were no borrowers receiving loan modifications during the three months ended March 31, 2024. The following table presents loans with modified terms for the three and six months ended June 30, 2024:

June 30, 2024	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$2,501	$2,501	0.1%
Commercial and industrial	1,470	1,470	0.1%
Total loans and leases	$3,971	$3,971	0.1%

The financial effect of the loan modifications presented above reflects a three-month weighted average extension of maturity date.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by type of modification:

Three Months Ended June 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$110	$—	$—	$110	0.0%
Commercial and industrial	—	11,210	—	11,210	0.5%
Total modified loans	$110	$11,210	$—	$11,320	0.2%

Six Months Ended June 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$110	$—	$—	$110	0.0%
Commercial and industrial	8,719	51,370	385	60,474	2.9%
Total modified loans	$8,829	$51,370	$385	$60,584	1.1%

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

As of June 30, 2024, the amortized cost of commercial real estate loans that had a payment default and were modified in the twelve months prior to default was $2.8 million, which represented 0.14% of outstanding commercial estate loans.

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

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023:

June 30, 2024	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$9,808	$26,947	$—	$—	$—	$—	$36,755
Residential real estate	—	—	—	1,365	1,844	579	—	3,788
Commercial and industrial	—	—	—	—	—	—	35,210	35,210
Total	$—	$9,808	$26,947	$1,365	$1,844	$579	$35,210	$75,753

December 31, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$28,767	$35,572	$—	$—	$—	$—	$64,339
Residential real estate	—	—	—	2,793	800	—	—	3,593
Construction, land development, and other land	813	—	—	—	—	—	—	813
Commercial and industrial	—	—	—	—	—	—	44,749	44,749
Total	$813	$28,767	$35,572	$2,793	$800	$—	$44,749	$113,494

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$3,388	$4,316	$3,636	$4,203
Recapture for unfunded commitments	(833)	(677)	(1,081)	(564)
Ending balance	$2,555	$3,639	$2,555	$3,639

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$20,992	$20,944	$19,844	$19,172
Additions, net	1,093	1,636	2,944	2,752
Changes in fair value	(2,468)	(865)	(3,171)	(209)
Ending balance	$19,617	$21,715	$19,617	$21,715

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Loan portfolios serviced for:
SBA guaranteed loans	$1,497,752	$1,530,401
USDA guaranteed loans	190,363	197,942
Total	$1,688,115	$1,728,343

Loan servicing revenue totaled $3.2 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively. Loan servicing revenue totaled $6.6 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $2.5 million and $865,000 for the three months ended June 30, 2024 and 2023, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $3.2 million and $209,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Note 7—Other Real Estate Owned

Other real estate owned ("OREO") is included in accrued interest receivable and other assets in the Company's Condensed Consolidated Statements of Financial Condition. The following table presents the change in OREO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$785	$3,712	$1,200	$4,717
Net additions to OREO	—	445	5	499
Proceeds from sales of OREO	(78)	(1,795)	(480)	(2,559)
Gains (losses) on sales of OREO	73	(85)	55	(49)
Valuation adjustments	—	(12)	—	(343)
Ending balance	$780	$2,265	$780	$2,265

At June 30, 2024, and December 31, 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2024, and December 31, 2023, there was $818,000 and $27,000 of consumer mortgage loans secured by residential real estate properties in foreclosure, respectively.

There were no internally financed sales of OREO for the three or six months ended June 30, 2024 or 2023.

Note 8—Leases

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the periods indicated:

	Balance Sheet Line Item	June 30, 2024	December 31, 2023
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,274	$12,474
Operating lease liability	Accrued interest payable and other liabilities	11,729	14,268

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At June 30, 2024, the weighted average discount rate of operating leases was 2.98% and the weighted average remaining life of operating leases was 5.2 years, compared to 2.90% and 6.1 years as of December 31, 2023.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$658	$621	$1,385	$1,244
Short-term lease cost	179	99	266	168
Variable lease cost	411	357	834	769
Less: Sublease income	(130)	(159)	(260)	(315)
Total lease cost, net	$1,118	$918	$2,225	$1,866

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $1.2 million and $821,000 for the three months ended June 30, 2024 and 2023, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $2.1 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

The Company recorded $693,000 and $619,000 of right-of-use lease assets in exchange for operating lease liabilities for the three months ended June 30, 2024 and 2023, respectively. The Company recorded $1.1 million and $932,000 of right-of-use lease assets in exchange for operating lease liabilities for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in the of the second quarter of 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to June 30, 2024, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2024	$1,898
2025	3,212
2026	2,371
2027	1,461
2028	1,136
Thereafter	2,877
Total undiscounted lease payments	12,955
Less: Imputed interest	(1,226)
Net lease liabilities	$11,729

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

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$19,115	$1,313	$148,353	$7,498	$1,581
Amortization	—	(1,278)	(67)	—	(1,388)	(67)
Ending balance	$181,705	$17,837	$1,246	$148,353	$6,110	$1,514
Accumulated amortization	N/A	$54,879	$1,970	N/A	$49,356	$1,702
Weighted average remaining amortization period	N/A	7.9 years	4.7 years	N/A	4.8 years	5.7 years

	For the Six Months Ended June 30,
	2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648
Amortization	—	(2,556)	(134)	—	(2,776)	(134)
Ending balance	$181,705	$17,837	$1,246	$148,353	$6,110	$1,514
Accumulated amortization	N/A	$54,879	$1,970	N/A	$49,356	$1,702
Weighted average remaining amortization period	N/A	7.9 years	4.7 years	N/A	4.8 years	5.7 years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2024:

Estimated Amortization
2024	$2,690
2025	4,473
2026	3,566
2027	2,676
2028	2,101
Thereafter	3,577
Total	$19,083

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

The effective tax rate for the six months ended June 30, 2024 and 2023 was 25.5% and 25.9%, respectively. The Company recorded discrete income tax benefit of $564,000 and $140,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2024 and 2023, respectively.

Net deferred tax assets decreased to $48.9 million at June 30, 2024 compared to $50.1 million at December 31, 2023. The net decrease in the total net deferred tax assets was a result of a decreases in the allowance for credit losses - loans and leases, and loan basis and net operating losses, partially offset by an increase in unrealized losses on available-for-sale securities.

During the second quarter 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

Note 11—Deposits

The composition of deposits was as follows as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Non-interest-bearing demand deposits	$1,762,891	$1,905,876
Interest-bearing checking accounts	717,229	577,609
Money market demand accounts	2,323,245	2,266,030
Other savings	503,935	542,532
Time deposits (below $250,000)	1,610,308	1,520,082
Time deposits ($250,000 and above)	429,573	364,870
Total deposits	$7,347,181	$7,176,999

There were $403.1 million and $480.0 million of brokered deposits included in time deposits below $250,000 at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, the scheduled maturities of time deposits were:

Scheduled Maturities
2024	$1,375,883
2025	650,097
2026	7,350
2027	4,958
2028	1,172
Thereafter	421
Total	$2,039,881

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	June 30,	December 31,
	2024	2023
Federal Home Loan Bank advances	$670,000	$325,000
Bank Term Funding Program	200,000	—
Securities sold under agreements to repurchase	33,738	40,607
Term Loan	15,000	18,333
Line of credit	—	11,250
Total	$918,738	$395,190

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2024 and December 31, 2023, there were no outstanding advances under the Federal Reserve Bank discount window line. We pledge loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, we entered into a Letter Agreement with the Federal Reserve Bank of Chicago ("FRB") that allows the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, we opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledges securities to the FBR as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP are prepayable at any time without a prepayment penalty.

At June 30, 2024, one variable-rate Federal Home Loan Bank (“FHLB”) advance totaled $250.0 million, with an interest rate of 5.50% that may reset daily and maturity in September 2024. Total fixed-rate advances were $420.0 million at June 30, 2024, with interest rates between 5.42% and 5.44% and maturities in July 2024. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 24, 2024, we entered into the First Amendment to the Second Amended and restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 26, 2024, and provides for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extending its maturity date to May 25, 2025, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At June 30, 2024, the variable term loan had an interest rate of 7.63% and an outstanding balance of $15.0 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At June 30, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%.

The following table presents short-term credit lines available for use as of the dates presented:

	June 30,	December 31,
	2024	2023
Federal Home Loan Bank line	$2,599,365	$2,781,747
Federal Reserve Bank of Chicago discount window line	764,587	866,490
Available federal funds lines	127,500	123,750

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

As of June 30, 2024, the net liability outstanding of the subordinated notes was $74.0 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At June 30, 2024 and December 31, 2023, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	June 30, 2024	December 31, 2023	Contractual Rate June 30, 2024	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	8.39%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	7.38%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	5,000	8.34%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	10,000	7.20%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	10,000	7.25%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	7,000	7.22%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	10,000	7.02%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(16,325)	(16,548)
Total liability, at carrying value		$70,675	$70,452

(1) SOFR is three-month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 2.79% (8.39% and 8.43% at June 30, 2024 and December 31, 2023, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (7.38% and 7.43% at June 30, 2024 and December 31, 2023, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$235,648	$2,011,724	$2,247,372	$269,325	$2,013,819	$2,283,144
Letters of credit	630	65,467	66,097	612	67,443	68,055
Total	$236,278	$2,077,191	$2,313,469	$269,937	$2,081,262	$2,351,199

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$51,785	$51,785	$—	$—
U.S. Government agencies	147,174		147,174
Obligations of states, municipalities, and political subdivisions	80,390	—	80,390	—
Mortgage-backed securities; residential
Agency	749,198	—	749,198	—
Non-Agency	109,054	—	109,054	—
Mortgage-backed securities; commercial
Agency	193,948	—	193,948	—
Corporate securities	36,780	—	36,780	—
Asset-backed securities	18,498	—	18,498	—
Equity and other securities, at fair value
Mutual funds	2,504	2,504	—	—
Equity securities	6,241	—	5,957	284
Servicing assets	19,617	—	—	19,617
Derivative assets	57,426	—	57,426	—
Financial liabilities
Derivative liabilities	22,772	—	22,772	—

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$115,434	$115,434	$—	$—
U.S. Government agencies	130,695	—	130,695	—
Obligations of states, municipalities, and political subdivisions	82,275	—	82,275
Mortgage-backed securities; residential
Agency	695,803	—	695,803	—
Non-Agency	100,260	—	100,260	—
Mortgage-backed securities; commercial
Agency	147,204	—	147,204	—
Corporate securities	36,171	—	36,171	—
Asset-backed securities	34,638	—	34,638	—
Equity and other securities, at fair value
Mutual funds	2,554	2,554	—	—
Equity securities	6,189	—	5,908	281
Servicing assets	19,844	—	—	19,844
Derivative assets	56,923	—	56,923	—
Financial liabilities
Derivative liabilities	19,345	—	19,345	—

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2024	2023	2024	2023
	Investment Securities		Servicing Assets
Balance, beginning of period	$281	$666	$19,844	$19,172
Additions, net	—	—	2,944	2,752
Change in fair value	3	(27)	(3,171)	(209)
Balance, end of period	$284	$639	$19,617	$21,715

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2024 and 2023.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2024:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 34.1%	16.3%	Decrease
		Discount rate	0.0% - 55.0%	11.0%	Decrease
		Expected weighted average loan life	0.0 - 8.3 Years	3.6 Years	Increase

The Company used the following methods and significant assumptions to estimate fair value for certain assets measured and carried at fair value on a non-recurring basis:

Individually Evaluated Loans—The Company individually evaluates loans that do not share similar risk characteristics, including non-accrual loans. Specific allowance for credit losses is measured based on a discounted cash flow of ongoing operations, discounted at the loan's original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Valuations of individually assessed loans that are collateral dependent are supported by third party appraisals in accordance with the Bank's credit policy. Accordingly, individually evaluated loans are classified as Level 3.

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,426	$—	$—	$29,426
Residential real estate	3,731	—	—	3,731
Commercial and industrial	19,025	—	—	19,025
Assets held for sale	3,420	—	—	3,420
Other real estate owned	780	—	—	780

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$51,978	$—	$—	$51,978
Residential real estate	3,593	—	—	3,593
Construction, land development, and other land	813	—	—	813
Commercial and industrial	29,869	—	—	29,869
Assets held for sale	4,484	—	—	4,484
Other real estate owned	1,200	—	—	1,200

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2024		2023
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$68,251	$68,251	$60,431	$60,431
Interest bearing deposits with other banks	2	662,206	662,206	165,705	165,705
Securities held-to-maturity	2	606	601	1,157	1,149
Restricted stock	2	31,775	31,775	16,304	16,304
Loans held for sale	3	13,360	14,075	18,005	19,136
Loans and lease receivables, net (less impaired loans at fair value)	3	6,739,292	6,517,994	6,496,367	6,326,413
Accrued interest receivable	3	44,484	44,484	43,922	43,922
Financial liabilities
Non-interest-bearing deposits	2	1,762,891	1,762,891	1,905,876	1,905,876
Interest-bearing deposits	2	5,584,290	5,578,956	5,271,123	5,268,926
Accrued interest payable	2	26,493	26,493	22,233	22,233
Federal Home Loan Bank advances	2	670,000	670,000	325,000	325,000
Securities sold under repurchase agreement	2	33,738	33,738	40,607	40,607
Term Loan	2	15,000	15,000	18,333	18,333
Bank Term Funding Program	2	200,000	200,000	—	—
Line of credit	2	—	—	11,250	11,250
Subordinated notes	2	73,953	70,398	73,866	76,063
Junior subordinated debentures	3	70,675	73,675	70,452	72,701

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$35,297	$(822)	$650,000	$37,475	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	734,434	22,126	(21,931)	706,126	19,447	(19,345)
Other credit derivatives	12,833	3	(19)	3,602	1	—
Total derivatives	$1,397,267	$57,426	$(22,772)	$1,359,728	$56,923	$(19,345)

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

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2024, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of June 30, 2024, pay-fixed interest rate swaps are comprised of six effective hedges. Receive-fixed interest rate swaps totaling $200.0 million are comprised of three effective hedges totaling $150.0 million, and one $50.0 million forward-starting swaps that is effective in August of 2024.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $4.7 million and $3.9 million of interest income recorded during the three months ended June 30, 2024, and 2023, respectively, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions included $9.6 million and $5.8 million of interest income recorded during the six months ended June 30, 2024, and 2023, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of June 30, 2024, the Company estimates $16.4 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

on the effective dates. The remaining unamortized balance was $3.3 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively.

The following table reflects the cash flow hedges as of June 30, 2024:

Notional amounts	$650,000
Derivative assets fair value	35,297
Derivative liabilities fair value	822
Weighted average remaining maturity	2.5 years

Receive rates are determined at the time the swaps become effective. As of June 30, 2024, the weighted average pay rates of the six effective pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 5.33%. As of June 30, 2024, the weighted average pay rates of the receive-fixed interest rate swaps of $150.0 million were 8.50% and the weighted average receive rates were 7.31%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	June 30, 2024			June 30, 2023
	Amount of Gain Recognized in AOCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from OCI to Income as a Decrease to Interest Expense	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$1,670	$4,719	$—	$8,709	$5,819	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $734.4 million as of June 30, 2024 with maturities ranging from August 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2024, there were $110,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. There were no transaction fees during the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, there were $114,000 and $472,000 of net transaction fees, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2024:

Notional amounts	$734,434
Derivative assets fair value	22,126
Derivative liabilities fair value	21,931
Weighted average pay rates	4.23%
Weighted average receive rates	6.15%
Weighted average remaining maturity	4.0 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of June 30, 2024 and December 31, 2023, for each period, the notional amount of risk participated in was $1.2 million and the notional amount of risk participated out was $2.6 million and

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

$2.4 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of June 30, 2024 and December 31, 2023. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Other interest rate derivatives	$(20)	$115	$(93)	$(193)
Other credit derivatives	(54)	—	(54)	—
Total	$(74)	$115	$(147)	$(193)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the periods indicated:

	June 30, 2024		December 31, 2023
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$57,426	$(22,772)	$56,923	$(19,345)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$57,426	$(22,772)	$56,923	$(19,345)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(971)	971	(925)	925
Collateral posted	(55,280)	—	(54,930)	—
Net credit exposure	$1,175	$(21,801)	$1,068	$(18,420)

As of June 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22.8 million. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $971,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2024, there were 806,210 shares available for future grants under the Omnibus Plan.

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

During 2024, the Company granted 376,799 shares of restricted common stock, par value $0.01 per share. Of this total, 294,819 restricted shares will vest ratably over three years on each anniversary of the grant date, 12,861 restricted shares will cliff vest on the third anniversary of the grant date, and 3,083 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment. In addition, 66,036 performance-based restricted shares were included in the 2024 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2026, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the six months ended June 30, 2024:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2024	627,271	$24.24
Granted	376,799	20.92
Incremental performance shares issued and vested	13,632
Vested	(234,308)	22.57
Forfeited	(15,148)	24.28
Ending balance outstanding at June 30, 2024	768,246	$23.04

A total of 234,308 restricted shares vested during the six months ended June 30, 2024. A total of 238,638 restricted shares vested during the year ended December 31, 2023. The fair value of restricted shares that vested during the six months ended June 30, 2024 was $4.9 million. The fair value of restricted shares that vested during the year ended December 31, 2023 was $5.7 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Total share-based compensation - restricted stock	$3,687	$3,217
Income tax benefit	1,012	866
Unrecognized compensation expense	13,462	12,757
Weighted average remaining amortization period	2.1 years	2.3 years

The fair value of the unvested restricted stock awards at June 30, 2024 was $18.2 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 537,270 shares remain outstanding under the BYB Plan at June 30, 2024.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at June 30, 2024.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2024:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	768,564	$11.31	$9,413	1.5
Exercised	(231,294)	11.18	$2,782
Expired	—
Ending balance outstanding at June 30, 2024	537,270	$11.37	$6,647	0.9
Exercisable at June 30, 2024	537,270	$11.37	$6,647	0.9

A total of 231,294 stock options were exercised during the six months ended June 30, 2024. Proceeds from exercise of stock options were $188,000 and had a related tax benefit of $742,000 for the six months ended June 30, 2024. No stock options were exercised during the during the year ended December 31, 2023. No stock options vested during the six months ended June 30, 2024 or the year ended December 31, 2023. No stock option compensation expense was recognized for the six months ended June 30, 2024 or the year ended December 31, 2023.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended June 30, 2024:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	103,135	$11.95	$1,197	1.9
Exercised	(3,000)	$11.65	$37
Expired	—
Ending balance outstanding at June 30, 2024	100,135	$11.96	$1,179	1.4
Exercisable at June 30, 2024	100,135	$11.96	$1,179	1.4
A total of 3,000 stock Adjusted Options were exercised during the six months ended June 30, 2024. Proceeds from exercise of Adjusted Options were $35,000 and had a related tax benefit of $10,000 for the six months ended June 30, 2024. A total of 59,153 Adjusted Options were exercised during the during the year ended December 31, 2023, with proceeds of $659,000 and a related tax benefit of $158,000.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 637,405 and 930,852 shares of common stock were outstanding as of June 30, 2024 and 2023, respectively. There were 768,246 and 676,454 restricted stock awards outstanding at June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024 and 2023, there were no anti-dilutive weighted average shares outstanding.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,671	$26,107	$60,111	$50,052
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,361,516	37,034,626	43,309,802	36,995,075
Incremental shares	380,324	303,280	428,328	449,306
Weighted-average common stock outstanding (dilutive)	43,741,840	37,337,906	43,738,130	37,444,381
Basic earnings per common share	$0.68	$0.70	$1.39	$1.35
Diluted earnings per common share	$0.68	$0.70	$1.37	$1.34

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	45,981,155	45,714,241
Shares outstanding	44,180,829	43,764,056
Treasury shares	1,800,326	1,950,185

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

We did not purchase any shares under either stock repurchase program during the three or six months ended June 30, 2024 and 2023.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For each of the three months ended June 30, 2024 and 2023, cash dividends were declared and paid to stockholders of record of our common stock of $0.09 per share. For each of the six months ended June 30, 2024 and 2023, cash dividends were declared and paid to stockholders of record of our common stock of $0.18 per share.

On July 23, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on August 20, 2024 to stockholders of record of our common stock as of August 6, 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2023	$33,024	$(141,166)	$(108,142)
Other comprehensive income (loss), net of tax	3,409	(10,129)	(6,720)
Balance, June 30, 2023	$36,433	$(151,295)	$(114,862)

Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income, net of tax	2,118	570	2,688
Balance, June 30, 2023	$36,433	$(151,295)	$(114,862)

Balance, March 31, 2024	$29,908	$(136,818)	$(106,910)
Other comprehensive loss, net of tax	(2,236)	(2,323)	(4,559)
Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)

Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(2,459)	(8,893)	(11,352)
Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the second most active 7(a) and 504 lender in Illinois for the quarter ended June 30, 2024.

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

We reported consolidated net income of $29.7 million, or $0.68 per basic and diluted common share, and $60.1 million or $1.39 per basic and $1.37 per diluted share for the three and six months ended June 30, 2024, compared to net income of $26.1 million, or $0.70 per basic and diluted common share, and $50.1 million or $1.35 per basic and $1.34 per diluted share and for the three and six months ended June 30, 2023, an increase of $3.6 million and $10.1 million for the three and six month periods. The increase in net income was attributable to a $10.4 million and $20.2 million increase in net interest income for the three and six months ended June 30, 2024. The increase in net interest income during the three and six months ended June 30, 2024 was primarily driven by higher yields on loans and leases, and organic growth in the loan and lease portfolio, as well as growth in the portfolio as a result of the Inland acquisition.

Dividends declared on common shares were $4.0 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively. Dividends paid on common shares were $4.0 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively.

Dividends declared on common shares were $7.9 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. Dividends paid on common shares were $8.0 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively.

Our results of operations for the three months ended June 30, 2024 and 2023 yielded an annualized return on average assets of 1.31% and 1.41% and an annualized return on average stockholders’ equity of 11.83% and 12.99%, respectively. Our results of operations for the six months ended June 30, 2024 and 2023 yielded an annualized return on average assets of 1.33% and 1.37% and an annualized return on average stockholders’ equity of 12.04% and 12.69%, respectively.

As of June 30, 2024, we had consolidated total assets of $9.6 billion, total gross loans and leases outstanding of $6.9 billion, total deposits of $7.3 billion, and total stockholders’ equity of $1.0 billion.

Inland Bancorp, Inc. Acquisition

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc., ("Inland") under the terms of a definitive merger agreement. As a result of the merger, Inland's wholly owned bank subsidiary, Inland Bank and Trust, was merged with and into Byline Bank. Refer to Note 3—Acquisition of a Business of our Unaudited Interim Condensed Financial Statements as of June 30, 2024, which is included in this report, for additional information.

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

The ACL is maintained at a level that management believes is appropriate to provide for current expected credit losses as of the dates of the Consolidated Statements of Financial Condition, and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. We increase our ACL by recording provisions for credit losses against our income and decrease by charge‑offs, net of recoveries.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of net assets acquired in connection with our recapitalization and acquisitions using the acquisition method of accounting. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC 350.

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

Fair value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2024, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2024, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Summary of Operations
Common Share Data
Basic earnings per common share	$0.68	$0.70	$1.39	$1.35
Diluted earnings per common share	$0.68	$0.70	$1.37	$1.34
Adjusted diluted earnings per share(1)(3)	$0.68	$0.73	$1.37	$1.38
Weighted-average common shares outstanding (basic)	43,361,516	37,034,626	43,309,802	36,995,075
Weighted-average common shares outstanding (diluted)	43,741,840	37,337,906	43,738,130	37,444,381
Common shares outstanding	44,180,829	37,752,002	44,180,829	37,752,002
Cash dividends per common share	$0.09	$0.09	$0.18	$0.18
Dividend payout ratio on common stock	13.24%	12.86%	13.14%	13.43%
Book value per common share	$23.38	$21.56	$23.38	$21.56
Tangible book value per common share(1)	$18.84	$17.43	$18.84	$17.43
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.98%	4.32%	3.99%	4.35%
Net interest margin, fully taxable equivalent (1)(4)	3.99%	4.33%	4.00%	4.36%
Average cost of deposits	2.63%	1.70%	2.60%	1.43%
Efficiency ratio(2)	52.19%	52.92%	52.06%	52.51%
Adjusted efficiency ratio(1)(2)(3)	52.19%	51.39%	51.97%	51.47%
Non-interest income to total revenues(1)	12.93%	15.80%	14.13%	16.23%
Non-interest expense to average assets	2.34%	2.67%	2.37%	2.68%
Adjusted non-interest expense to average assets(1)(3)	2.34%	2.60%	2.36%	2.63%
Return on average stockholders' equity	11.83%	12.99%	12.04%	12.69%
Adjusted return on average stockholders' equity(1)(3)	11.83%	13.56%	12.07%	13.10%
Return on average assets	1.31%	1.41%	1.33%	1.37%
Adjusted return on average assets(1)(3)	1.31%	1.48%	1.33%	1.41%
Pre-tax pre-provision return on average assets(1)	2.03%	2.23%	2.07%	2.27%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.03%	2.30%	2.07%	2.33%
Return on average tangible common stockholders' equity(1)	15.27%	16.78%	15.57%	16.50%
Adjusted return on average tangible common stockholders' equity(1)(3)	15.27%	17.50%	15.61%	17.01%
Non-interest-bearing deposits to total deposits	23.99%	30.31%	23.99%	30.31%
Loans and leases held for sale and loans and leases held for investment to total deposits	93.98%	94.58%	93.98%	94.58%
Deposits to total liabilities	85.42%	87.51%	85.42%	87.51%
Deposits per branch	$159,721	$155,713	$159,721	$155,713
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.93%	0.69%	0.93%	0.69%
Non-performing assets to total assets	0.67%	0.54%	0.67%	0.54%
ACL to total loans and leases held for investment, net before ACL	1.45%	1.66%	1.45%	1.66%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.56%	0.31%	0.56%	0.20%
Capital Ratios
Common equity to total assets	10.72%	10.74%	10.72%	10.74%
Tangible common equity to tangible assets(1)	8.82%	8.87%	8.82%	8.87%
Leverage ratio	11.08%	10.74%	11.08%	10.74%
Common equity tier 1 capital ratio	10.84%	10.58%	10.84%	10.58%
Tier 1 capital ratio	11.86%	11.22%	11.86%	11.22%
Total capital ratio	13.86%	13.52%	13.86%	13.52%

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

We reported consolidated net income of $29.7 million for the three months ended June 30, 2024 compared to net income of $26.1 million for the three months ended June 30, 2023, an increase of $3.6 million. The increase in net income was primarily attributable to a $10.4 million increase in net interest income, offset by a decrease in non-interest income of $1.4 million and an increase in non-interest expense of $3.9 million and provision for income taxes of $1.2 million. Net income available to common stockholders was $0.68 per basic and per diluted common share, for the three months ended June 30, 2024 compared to $0.70 per basic and per diluted common share, for the three months ended June 30, 2023. The increase in provision for income taxes was due to higher income before taxes.

The increase in net interest income during the three months ended June 30, 2024 was mainly a result of higher yields on loans and leases, organic growth in the loan and lease portfolio, as well as growth in the portfolio as a result of the Inland acquisition. The decrease in non-interest income was mainly due to an increase in the downward revaluation of the loan servicing asset. The increase in non-interest expense was primarily due to increases in salaries and employee benefits mainly due to headcount.

Our annualized return on average assets was 1.31% for the three months ended June 30, 2024 compared to 1.41% for the three months ended June 30, 2023. Our annualized return on average stockholders’ equity was 11.83% for the three months ended June 30, 2024 compared to 12.99% for the three months ended June 30, 2023. Our efficiency ratio was 52.19% for the three months ended June 30, 2024 compared to 52.92% for the three months ended June 30, 2023.

We reported consolidated net income of $60.1 million for the six months ended June 30, 2024 compared to net income of $50.1 million for the six months ended June 30, 2023, an increase of $10.1 million. The increase in net income was primarily attributable to a $20.2 million increase in net interest income and decrease of $2.9 million in provision for credit losses, offset by an $8.9 million increase in non-interest expense, and a $3.0 million increase in the provision for income taxes.

The increase in net interest income during the six months ended June 30, 2024 was mainly a result of higher yields on loans and leases and increased average balances. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits.

Our annualized return on average assets was 1.33% for the six months ended June 30, 2024 compared to 1.37% for the six months ended June 30, 2023. Our annualized return on average stockholders’ equity was 12.04% for the six months ended June 30, 2024 compared to 12.69% for the six months ended June 30, 2023. Our efficiency ratio was 52.06% for the six months ended June 30, 2024 compared to 52.51% for the six months ended June 30, 2023.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 2.5% of our total loan and lease portfolio compared to 3.4% at December 31, 2023.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$305,873	$3,315	4.36%	$135,003	$1,041	3.09%
Loans and leases(1)	6,807,934	126,523	7.47%	5,535,593	99,134	7.18%
Taxable securities	1,473,000	10,869	2.97%	1,250,780	6,324	2.03%
Tax-exempt securities(2)	156,655	1,091	2.80%	151,205	980	2.60%
Total interest-earning assets	$8,743,462	$141,798	6.52%	$7,072,581	$107,479	6.10%
Allowance for credit losses - loans and leases	(103,266)			(92,804)
All other assets	500,540			424,122
TOTAL ASSETS	$9,140,736			$7,403,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$717,513	$4,096	2.30%	$541,036	$2,175	1.61%
Money market accounts	2,270,231	19,978	3.54%	1,534,463	10,799	2.82%
Savings	514,192	194	0.15%	575,254	220	0.15%
Time deposits	1,951,448	23,335	4.81%	1,328,679	11,529	3.48%
Total interest-bearing deposits	5,453,384	47,603	3.51%	3,979,432	24,723	2.49%
Other borrowings	521,545	4,439	3.42%	509,419	4,241	3.34%
Federal funds purchased	1,401	21	6.05%	—	—	0.00%
Subordinated notes and debentures	144,548	2,980	8.29%	111,255	2,142	7.72%
Total borrowings	667,494	7,440	4.48%	620,674	6,383	4.12%
Total interest-bearing liabilities	$6,120,878	$55,043	3.62%	$4,600,106	$31,106	2.71%
Non-interest-bearing demand deposits	1,817,133			1,848,538
Other liabilities	193,923			148,983
Total stockholders’ equity	1,008,802			806,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,140,736			$7,403,899
Net interest spread(3)			2.90%			3.39%
Net interest income, fully taxable equivalent		$86,755			$76,373
Net interest margin, fully taxable equivalent(2)(4)			3.99%			4.33%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		229	0.01%		207	0.01%
Net interest income		$86,526			$76,166
Net interest margin(4)			3.98%			4.32%

Net loan accretion impact on margin		$3,656	0.17%		$611	0.03%

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
(5)
Average balances are average daily balances.

	For the Six Months Ended June 30,
	2024			2023
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$322,661	$7,143	4.45%	$116,394	$1,483	2.57%
Loans and leases(1)	6,744,711	250,315	7.46%	5,510,124	191,477	7.01%
Taxable securities	1,447,830	20,691	2.87%	1,263,010	12,755	2.04%
Tax-exempt securities(2)	158,319	2,203	2.80%	151,509	1,974	2.63%
Total interest-earning assets	$8,673,521	$280,352	6.50%	$7,041,037	$207,689	5.95%
Allowance for credit losses - loans and leases	(102,761)			(88,586)
All other assets	515,079			422,236
TOTAL ASSETS	$9,085,839			$7,374,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$653,960	$6,525	2.01%	$573,342	$4,669	1.64%
Money market accounts	2,253,777	39,638	3.54%	1,500,260	18,527	2.49%
Savings	523,052	391	0.15%	594,316	447	0.15%
Time deposits	1,971,902	47,011	4.79%	1,148,545	17,378	3.05%
Total interest-bearing deposits	5,402,691	93,565	3.48%	3,816,463	41,021	2.17%
Other borrowings	497,095	8,263	3.34%	541,249	10,093	3.76%
Federal funds purchased	701	21	6.05%	1,381	36	5.30%
Subordinated notes and debentures	144,467	5,974	8.32%	111,178	4,240	7.69%
Total borrowings	642,263	14,258	4.46%	653,808	14,369	4.43%
Total interest-bearing liabilities	$6,044,954	$107,823	3.59%	$4,470,271	$55,390	2.50%
Non-interest-bearing demand deposits	1,845,728			1,961,945
Other liabilities	191,353			147,130
Total stockholders’ equity	1,003,804			795,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,085,839			$7,374,687
Net interest spread(3)			2.91%			3.45%
Net interest income, fully taxable equivalent		$172,529			$152,299
Net interest margin, fully taxable equivalent(2)(4)			4.00%			4.36%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		462	0.01%		415	0.01%
Net interest income		$172,067			$151,884
Net interest margin(4)			3.99%			4.35%

Net loan accretion impact on margin		$7,940	0.18%		$1,340	0.04%
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

	Three Months Ended June 30, 2024
	Compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$1,848	$426	$2,274
Loans and leases(1)	23,398	3,991	27,389
Taxable securities	1,622	2,923	4,545
Tax-exempt securities	36	75	111
Total interest income	$26,904	$7,415	$34,319
Interest expense
Deposits
Interest checking	$993	$928	$1,921
Money market accounts	6,432	2,747	9,179
Savings	(26)	—	(26)
Time deposits	7,412	4,394	11,806
Total interest-bearing deposits	14,811	8,069	22,880
Other borrowings	92	106	198
Federal funds purchased	21	—	21
Subordinated notes and debentures	680	158	838
Total borrowings	793	264	1,057
Total interest expense	$15,604	$8,333	$23,937
Net interest income, fully taxable equivalent	$11,300	$(918)	$10,382
(1)
Includes loans and leases on non-accrual status.

	Six Months Ended June 30, 2024
	Compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$4,572	$1,088	$5,660
Loans and leases(1)	46,508	12,330	58,838
Taxable securities	2,723	5,213	7,936
Tax-exempt securities	101	128	229
Total interest income	$53,904	$18,759	$72,663
Interest expense
Deposits
Interest checking	$801	$1,055	$1,856
Money market accounts	13,278	7,833	21,111
Savings	(56)	—	(56)
Time deposits	19,695	9,938	29,633
Total interest-bearing deposits	33,718	18,826	52,544
Other borrowings	(706)	(1,124)	(1,830)
Federal funds purchased	(20)	5	(15)
Subordinated notes and debentures	1,388	346	1,734
Total borrowings	662	(773)	(111)
Total interest expense	$34,380	$18,053	$52,433
Net interest income, fully taxable equivalent	$19,524	$706	$20,230
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2024 was $86.5 million compared to $76.2 million during the same period in 2023, an increase of $10.4 million, or 13.6%. Interest income increased $34.3 million for the three months ended June 30, 2024 compared to the same period in 2023 primarily a result of growth in the loan and lease portfolio, including acquired loans, and higher yields on interest earning assets. Interest expense increased by $23.9 million for the three months ended June 30, 2024 compared to the same period in 2023 mostly due growth of the deposit portfolio, including assumed deposits, change in deposit mix, and higher rates paid on interest-bearing deposits.

Net interest income for the six months ended June 30, 2024 was $172.1 million compared to $151.9 million during the same period in 2023, an increase of $20.2 million, or 13.3%. Interest income increased $72.6 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily a result of growth in the loan and lease portfolio, including acquired loans, and higher yields on interest earning assets. Interest expense increased by $52.4 million for the six months ended June 30, 2024 compared to the same period in 2023 mostly due growth of the deposit portfolio, including assumed deposits, change in deposit mix, and higher rates paid on interest-bearing deposits.

The net interest margin for the three months ended June 30, 2024 was 3.98%, a decrease of 34 basis points compared to 4.32% for the three months ended June 30, 2023. The decrease was primarily attributable to the rising rate environment. The net interest margin for the six months ended June 30, 2024 was 3.99%, a decrease of 36 basis points compared to 4.35% for the six months ended June 30, 2023. The decrease was primarily attributable to the rising rate environment.

Net loan accretion income was $3.7 million for the three months ended June 30, 2024 compared to $611,000 for the three months ended June 30, 2023, an increase of $3.0 million due to loans acquired in the Inland acquisition. Total net loan accretion on acquired loans contributed 17 basis points to the net interest margin for the three months ended June 30, 2024 compared to three basis points for the three months ended June 30, 2023.

Net loan accretion income was $7.9 million for the six months ended June 30, 2024 compared to $1.3 million for the six months ended June 30, 2023, an increase of $6.6 million due to loans acquired in the Inland acquisition. Total net loan accretion on acquired loans contributed 18 basis points to the net interest margin for the six months ended June 30, 2024 compared to four basis points for the six months ended June 30, 2023.

Assuming no additional acquisitions, we expect loan accretion income to decline over time. Based on our portfolio, the estimated projected accretion income for the remaining periods as of June 30, 2024 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2024	$3,932
2025	6,101
2026	4,470
2027	2,802
2028	1,590
Thereafter	11,982
Total	$30,877

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

The provision for credit losses was $6.0 million for the three months ended June 30, 2024, compared to $5.8 million for the three months ended June 30, 2023, an increase of $255,000 and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $6.9 million for the three months ended June 30, 2024, and $6.5 million for the three months ended June 30, 2023, an increase of $411,000. The provision for credit losses - unfunded commitments was a recapture of $833,000 and a recapture of $677,000 for the three months ended June 30, 2024 and 2023, respectively.

The provision for credit losses was $12.7 million for the six months ended June 30, 2024, compared to $15.6 million for the six months ended June 30, 2023, a decrease of $2.9 million. Provision for credit losses - loans and leases was $13.8 million for the six months ended June 30, 2024, and $16.2 million for the six months ended June 30, 2023, a decrease of $2.4 million. The provision for credit losses - unfunded commitments reflects a recapture of $1.1 million and a recapture of $564,000 for the six months ended June 30, 2024 and 2023, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2024 Compared to 2023		YTD 2024 Compared to 2023
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,548	$2,233	$4,975	$4,353	$315	14.1%	$622	14.3%
Loan servicing revenue	3,216	3,377	6,580	6,757	(161)	(4.8)%	(177)	(2.6)%
Loan servicing asset revaluation	(2,468)	(865)	(3,171)	(209)	(1,603)	185.3%	(2,962)	1,417.2%
ATM and interchange fees	1,163	1,112	2,238	2,175	51	4.6%	63	2.9%
Change in fair value of equity securities, net	(390)	193	2	543	(583)	NM	(541)	(99.6)%
Net gains on sales of loans	6,036	5,704	11,569	10,852	332	5.8%	717	6.6%
Wealth management and trust income	942	1,039	2,099	1,963	(97)	(9.3)%	136	6.9%
Other non-interest income	1,797	1,498	4,025	3,002	299	20.0%	1,023	34.1%
Total non-interest income	$12,844	$14,291	$28,317	$29,436	$(1,447)	(10.1)%	$(1,119)	(3.8)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.5 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively. Fees and service charges on deposits were $5.0 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. The increases were primarily due to increases in deposit balances.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.2 million and $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2024 and 2023, respectively. We generated $6.6 million and $6.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and 2023, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $2.5 million and $865,000 for the three months ended June 30, 2024 and 2023, respectively, a change of $1.6 million. Loan servicing asset revaluation had a downward adjustment of $3.2 million and $209,000 for the six months ended June 30, 2024 and 2023, respectively, a change of $3.0 million. Changes in the revaluation were mainly due to a decline in overall loans serviced balances and higher prepayment speeds.

Net gains on sales of loans were $6.0 million for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023, an increase of $332,000, or 5.8%, driven mainly by higher premiums. We sold $72.5 million of U.S. government guaranteed loans during the three months ended June 30, 2024 compared to $72.2 million during the three months ended June 30, 2023. Net gains on sales of loans were $11.6 million for the six months ended June 30, 2024 compared to $10.9 million for the six months ended June 30, 2023, an increase of $717,000 or 6.6%, driven by higher premiums. We sold $146.4 million of U.S. government guaranteed loans during the six months ended June 30, 2024 compared to $158.1 million during the six months ended June 30, 2023.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $942,000 for the three months ended June 30, 2024 compared to $1.0 million for the three months ended June 30, 2023, a decrease of $97,000 or 9.3%. Wealth management and trust income was $2.1 million for the six months ended June 30, 2024 compared to $2.0 million for the six months ended June 30, 2023, an increase of $136,000 or 6.9%. Assets under administration were $665.7 million and $636.0 million as of June 30, 2024 and 2023, respectively. Assets under administration decreased $104.8 million or 13.6% from $770.5 million as of December 31, 2023, due to account attrition.

Other non-interest income was $1.8 million for the three months ended June 30, 2024 compared to $1.5 million for the three months ended June 30, 2023, an increase of $299,000 or 20.0%. The increase was primarily driven by income associated with bank owned life insurance. Other non-interest income was $4.0 million for the six months ended June 30, 2024 compared to $3.0 million for the six months ended June 30, 2023, an increase of $1.0 million or 34.1%. The increase was primarily driven by net gains on sales of leased equipment and income associated with bank owned life insurance.

Non-Interest Expense

The following table presents the major components of non-interest expense for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2024 Compared to 2023		YTD 2024 Compared to 2023
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$33,911	$29,642	$67,864	$60,036	$4,269	14.4%	$7,828	13.0%
Occupancy and equipment expense, net	4,639	4,404	9,923	8,848	235	5.3%	1,075	12.1%
Impairment charge on assets held for sale	—	—	—	20	—	0.0%	(20)	(100.0)%
Loan and lease related expenses	741	488	1,426	1,451	253	51.8%	(25)	(1.7)%
Legal, audit and other professional fees	3,708	3,675	6,427	6,789	33	0.9%	(362)	(5.3)%
Data processing	4,036	4,272	8,181	8,055	(236)	(5.5)%	126	1.6%
Net (gain) loss recognized on other real estate owned and other related expenses	(62)	288	(160)	185	(350)	NM	(345)	NM
Other intangible assets amortization expense	1,345	1,455	2,690	2,910	(110)	(7.6)%	(220)	(7.6)%
Other non-interest expense	4,892	5,104	10,668	9,834	(212)	(4.2)%	834	8.5%
Total non-interest expense	$53,210	$49,328	$107,019	$98,128	$3,882	7.9%	$8,891	9.1%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $33.9 million for the three months ended June 30, 2024 compared to $29.6 million for the three months ended June 30, 2023, an increase of $4.3 million, or 14.4%. Salaries and employee benefits, totaled $67.9 million for the six months ended June 30, 2024 compared to $60.0 million for the six months ended June 30, 2023, an increase of $7.8 million, or 13.0%. The increases were primarily a result of increased headcount as a result of our acquisition of Inland. Our staffing increased from 987 full-time equivalent employees as of June 30, 2023 to 1,052 as of June 30, 2024.

Occupancy and equipment expense, net, was $4.6 million for the three months ended June 30, 2024 compared to $4.4 million for the three months ended June 30, 2023, an increase of $235,000 or 5.3%. Occupancy and equipment expense, net, was $9.9 million for the six months ended June 30, 2024 compared to $8.8 million for the six months ended June 30, 2023, an increase of $1.1 million, or 12.1%. The increases were primarily due to branches acquired as a result of the Inland acquisition.

Loan and lease related expenses were $741,000 for the three months ended June 30, 2024 compared to $488,000 for the three months ended June 30, 2023, an increase of $253,000, or 51.8%. Loan and lease related expenses were $1.4 million for the six months ended June 30, 2024, compared to $1.5 million for the six months ended June 30, 2023, a decrease of $25,000. The decrease was primarily driven by lower government guaranteed expenses.

Legal, audit, and other professional fees were $3.7 million for the three months ended June 30, 2024 compared to $3.7 million for the three months ended June 30, 2023, an increase of $33,000, or 0.9%. Legal, audit, and other professional fees were $6.4 million for the six months ended June 30, 2024 compared to $6.8 million for the six months ended June 30, 2023, a decrease of $362,000 or 5.3%. The decrease was principally driven by merger-related expenses incurred during the first half of 2023.

Data processing was $4.0 million for the three months ended June 30, 2024 compared to $4.3 million for the three months ended June 30, 2023, a decrease of $236,000 or 5.5%. The decrease was driven by lower IT infrastructure expenses. Data processing was $8.2 million for the six months ended June 30, 2024, compared to $8.1 million for the six months ended June 30, 2023, an increase of $126,000 or 1.6%. The increases were driven by increased software licensing expenses.

Other non-interest expense was $4.9 million for the three months ended June 30, 2024 compared to $5.1 million for the three months ended June 30, 2023, a decrease of $212,000 or 4.2%. This decrease was due to lower general expenses. Other non-interest expense was $10.7 million for the six months ended June 30, 2024, compared to $9.8 million for the six months ended June 30, 2023, an increase of $834,000 or 8.5%. These increases were mostly due to branch consolidation charges taken during the first half of 2024.

Our efficiency ratio was 52.19% for the three months ended June 30, 2024 compared to 52.92% for the three months ended June 30, 2023. The change in our efficiency ratio for the three months ended June 30, 2024 was driven by net interest income growth. Our adjusted efficiency ratio was 52.19% for the three months ended June 30, 2024 compared to 51.39% for the three months ended June 30, 2023. Our efficiency ratio was 52.06% for the six months ended June 30, 2024, compared to 52.51% for the six months ended June 30, 2023. The change in our efficiency ratio was due to higher net interest income. Our adjusted efficiency ratio was 51.97% for the six months ended June 30, 2024, compared to 51.47% for the six months ended June 30, 2023.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2024 totaled $10.4 million compared to $9.2 million for the three months ended June 30, 2023, an increase of $1.2 million, or 13.1%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 26.0% for the three months ended June 30, 2024 and 26.1% for the three months ended June 30, 2023.

Our provision for income taxes for the six months ended June 30, 2024 totaled $20.6 million compared to $17.5 million for the six months ended June 30, 2023, an increase of $3.0 million or 17.4%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 25.5% for the six months ended June 30, 2024 and 25.9% for the six months ended June 30, 2023.

We expect our effective tax rate for 2024 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $751.8 million, or 8.5%, to $9.6 billion at June 30, 2024 compared to $8.9 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $504.3 million, inclusive of $200.0 million in short term investments, and an increase of $206.9 million in loans and leases, or 3.1%, from $6.7 billion at December 31, 2023 to $6.9 billion at June 30, 2024. Our originated loan and lease portfolio increased by $308.8 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $101.9 million. The increase in our originated portfolio was primarily attributed to growth in the commercial and industrial portfolio. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial and residential real estate resulting from resolutions and charge-offs.

Total liabilities increased by $709.0 million, or 9.0%, to $8.6 billion at June 30, 2024 compared to $7.9 billion at December 31, 2023. Total deposits increased by $170.2 million, or 2.4%, driven by growth in time deposits and interest bearing checking accounts. Other borrowings increased by $523.5 million, or 132.5%, mainly due to advances under the BTFP of $200.0 million and increased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2024 or December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $44.3 million, or 3.3%, from $1.3 billion at December 31, 2023 to $1.4 billion at June 30, 2024. The increase was mainly attributed to purchases of securities, net of maturities, calls, and repayments.

At June 30, 2024, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $606,000 at June 30, 2024, and $1.2 million at December 31, 2023, respectively.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$52,638	$51,785	$116,398	$115,434
U.S. Government agencies	164,453	147,174	147,062	130,695
Obligations of states, municipalities, and political subdivisions	85,541	80,390	86,022	82,275
Residential mortgage-backed securities
Agency	850,340	749,198	786,970	695,803
Non-agency	131,968	109,054	122,359	100,260
Commercial mortgage-backed securities
Agency	227,984	193,948	181,452	147,204
Corporate securities	40,652	36,780	40,681	36,171
Asset-backed securities	19,700	18,498	35,857	34,638
Total available-for-sale	$1,573,276	$1,386,827	$1,516,801	$1,342,480
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$606	$601	$1,157	$1,149
Total held-to-maturity	$606	$601	$1,157	$1,149

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2024, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 339 investment securities with unrealized losses at June 30, 2024. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2024
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$37,889	2.53%	$14,749	3.78%	$—	0.00%	$—	0.00%
U.S. government agencies	3,000	3.40%	61,786	1.82%	93,357	2.60%	6,310	3.77%
Obligations of states, municipalities, and political subdivisions	3,108	2.90%	19,527	3.11%	23,895	3.76%	39,011	2.47%
Residential mortgage- backed securities
Agency	—	0.00%	30,100	1.64%	50,249	1.60%	769,991	2.68%
Non-agency	—	0.00%	—	0.00%	—	0.00%	131,968	2.52%
Commercial mortgage- backed securities
Agency	—	0.00%	2,916	2.57%	11,098	1.42%	213,970	2.81%
Corporate securities	—	0.00%	15,601	5.29%	25,051	3.69%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	19,700	4.98%	—	0.00%
Total available-for-sale	$43,997	2.61%	$144,679	2.54%	$223,350	2.77%	$1,161,250	2.68%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$606	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
Total held-to-maturity	$606	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.5 million at June 30, 2024, a decrease of $2.2 million from December 31, 2023.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2024 or December 31, 2023.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2024 and December 31, 2023, we held $31.8 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2024 and December 31, 2023.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2024 and December 31, 2023 were $6.9 billion and $6.7 billion, respectively, an increase of $206.9 million, or 3.1%. Originated loans and leases were $6.1 billion at June 30, 2024, an increase of $308.8 million, or 5.4%, compared to $5.8 billion at December 31, 2023. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $815.3 million at June 30, 2024, a decrease of $101.9 million, or 11.1%, compared to $917.3 million at December 31, 2023. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals of acquired loans and leases as well as resolutions and charge-offs.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of June 30, 2024, the loan portfolio included $414.4 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.6% retail trade, 13.9% accommodation and food services, and 10.8% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$1,924,797	27.9%	$1,907,029	28.5%
Residential real estate	498,578	7.2%	465,133	7.0%
Construction, land development, and other land	445,919	6.5%	415,162	6.2%
Commercial and industrial	2,493,229	36.2%	2,311,563	34.6%
Installment and other	2,576	0.0%	2,919	0.0%
Leasing financing receivables	710,784	10.3%	665,239	10.0%
Total originated loans and leases	$6,075,883	88.1%	$5,767,045	86.3%
Purchased credit deteriorated loans
Commercial real estate	$114,053	1.7%	$137,807	2.1%
Residential real estate	40,728	0.6%	42,510	0.6%
Construction, land development, and other land	9	0.0%	25,331	0.4%
Commercial and industrial	17,796	0.3%	19,460	0.3%
Installment and other	116	0.0%	125	0.0%
Total purchased credit deteriorated loans	$172,702	2.6%	$225,233	3.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$254,858	3.7%	$275,476	4.1%
Residential real estate	188,489	2.7%	211,887	3.2%
Construction, land development, and other land	84,849	1.2%	86,344	1.3%
Commercial and industrial	113,997	1.7%	117,538	1.7%
Installment and other	153	0.0%	156	0.0%
Leasing financing receivables	273	0.0%	627	0.0%
Total acquired non-credit-deteriorated loans and leases	$642,619	9.3%	$692,028	10.3%
Total loans and leases	$6,891,204	100.0%	$6,684,306	100.0%
Allowance for credit losses - loans and leases	(99,730)		(101,686)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,791,474		$6,582,620

Loans collateralized by real estate comprised 51.5% and 53.4% of the loan and lease portfolio at June 30, 2024 and December 31, 2023, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of June 30, 2024 and December 31, 2023 and totaled $2.3 billion, or 64.6% of real estate loans and 33.3% of the total loan and lease portfolio at June 30, 2024. At December 31, 2023, commercial real estate loans totaled $2.3 billion and comprised 65.1% of real estate loans and 34.7% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $137.8 million as of December 31, 2023 to $114.1 million as of June 30, 2024, a decrease of $23.8 million, or 17.2%. At June 30, 2024 and December 31, 2023, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 287.9% and 299.6%, respectively. Non-owner occupied commercial real estate loans were $992.5 million and $1.0 billion, or 87.4% and 95.9% of total capital, at June 30, 2024 and December 31, 2023, respectively.

Residential real estate loans totaled $727.8 million at June 30, 2024 compared to $719.5 million at December 31, 2023, an increase of $8.3 million, or 1.1%. The residential real estate loan portfolio comprised 20.5% and 20.2% of real estate loans as of June 30, 2024 and December 31, 2023, respectively, and 10.6% and 10.8% of total loans and leases at June 30, 2024 and December 31, 2023, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $254.4 million at December 31, 2023 to $229.2 million at June 30, 2024, a decrease of $25.2 million, or 9.9%. Multifamily real estate loans were $423.4 million and $399.3 million, or 37.3% and 36.8% of total capital, at June 30, 2024 and December 31, 2023, respectively.

Construction, land development, and other land loans totaled $530.8 million at June 30, 2024 compared to $526.8 million at December 31, 2023, an increase of $3.9 million, or 0.7%. The construction, land development and other land loan portfolio comprised 14.9% and 14.8% of real estate loans at June 30, 2024 and December 31, 2023, respectively, and 7.7% and 7.9% of the total loan and lease portfolio at June 30, 2024 and December 31, 2023, respectively. The construction, land development and other land loan portfolio was 46.8% and 48.3% of total capital, at June 30, 2024 and December 31, 2023, respectively.

Our exposure to non-owner occupied commercial real estate office space as of June 30, 2024 was $196.7 million, or 2.9% of our total loan and lease portfolio.

Commercial and industrial loans totaled $2.6 billion at June 30, 2024 and $2.4 billion at December 31, 2023, an increase of $176.5 million, or 7.2%. The commercial and industrial loan portfolio comprised 38.1% and 36.6% of the total loan and lease portfolio at June 30, 2024 and December 31, 2023, respectively.

Lease financing receivables comprised 10.3% and 10.0% of the loan and lease portfolio at June 30, 2024 and December 31, 2023, respectively. Total lease financing receivables were $711.1 million and $665.9 million at June 30, 2024 and December 31, 2023, respectively, an increase of $45.2 million, or 6.8%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2024 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$131,475	$221,610	$772,792	$328,661	$204,001	$112,758	$10,126	$143,374	$1,924,797
Residential real estate	18,753	50,523	162,304	106,578	15,731	83,261	58,767	2,661	498,578
Construction, land development, and other land	156	197,619	50,338	172,896	16,585	7,796	529	—	445,919
Commercial and industrial	38,454	516,705	407,035	1,099,017	132,553	259,623	30,950	8,892	2,493,229
Installment and other	384	206	549	1,250	187	—	—	—	2,576
Leasing financing receivables	20,847	—	637,743	—	52,194	—	—	—	710,784
Total originated loans and leases	$210,069	$986,663	$2,030,761	$1,708,402	$421,251	$463,438	$100,372	$154,927	$6,075,883
Purchased credit deteriorated loans
Commercial real estate	$35,714	$10,329	$31,966	$21,453	$3,806	$10,538	$116	$131	$114,053
Residential real estate	2,158	8,948	17,005	468	4,128	236	4,449	3,336	40,728
Construction, land development, and other land	7	—	2	—	—	—	—	—	9
Commercial and industrial	1,073	—	7,832	2,650	—	6,241	—	—	17,796
Installment and other	8	—	16	—	92	—	—	—	116
Total purchased credit deteriorated loans	$38,960	$19,277	$56,821	$24,571	$8,026	$17,015	$4,565	$3,467	$172,702
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$31,632	$17,384	$142,317	$18,691	$6,289	$23,618	$2,320	$12,607	$254,858
Residential real estate	4,181	1,113	41,506	11,924	19,083	10,116	3,485	97,081	188,489
Construction, land development, and other land	10,689	10,918	—	46,099	—	—	4,598	12,545	84,849
Commercial and industrial	3,080	11,116	34,058	8,034	55,875	1,834	—	—	113,997
Installment and other	29	—	124	—	—	—	—	—	153
Leasing financing receivables	273	—	—	—	—	—	—	—	273
Total acquired non-credit- deteriorated loans and leases	$49,884	$40,531	$218,005	$84,748	$81,247	$35,568	$10,403	$122,233	$642,619
Total loans and leases	$298,913	$1,046,471	$2,305,587	$1,817,721	$510,524	$516,021	$115,340	$280,627	$6,891,204

At June 30, 2024, 46.9% of the loan and lease portfolio bears interest at fixed rates and 53.1% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $99.7 million at June 30, 2024 compared to $101.7 million at December 31, 2023, a decrease of $2.0, or 1.9%. The decrease was primarily due to an increase in qualitative adjustments and growth in the loan and lease portfolio, offset by charge-offs on individually evaluated loans. Total ACL to total loans and leases held for investment, net before ACL, was 1.45% and 1.52% of total loans and leases at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, approximately $36.1 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Provision/(recapture) for PCD loans	(3,396)	(109)	22	1,302	—	—	(2,181)
Provision/(recapture) for acquired non-credit-deteriorated loans	(142)	(201)	(215)	(20)	(1)	—	(579)
Provision/(recapture) for originated loans	(89)	(16)	(14)	9,279	(2)	480	9,638
Total provision/(recapture)	$(3,627)	$(326)	$(207)	$10,561	$(3)	$480	$6,878
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	—	—	—	(140)
Charge-offs for originated loans	(302)	—	—	(9,530)	—	(680)	(10,512)
Total charge-offs	$(442)	$—	$—	$(9,530)	$—	$(680)	$(10,652)
Recoveries for PCD loans	1	—	—	—	—	—	1
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	480	1	—	322	—	334	1,137
Total recoveries	$481	$1	$—	$322	$—	$334	$1,138
Net (charge-offs) recoveries	39	1	—	(9,208)	—	(346)	(9,514)
Balance at June 30, 2024	27,852	3,023	2,723	57,584	30	8,518	99,730
Ending ACL Balances
PCD loans	3,997	768	172	3,024	1	—	7,962
Acquired non-credit-deteriorated loans	1,744	438	409	1,290	1	1	3,883
Originated loans	22,111	1,817	2,142	53,270	28	8,517	87,885
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Loans collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans and leases ending balance
Loans individually evaluated for impairment	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Loans collectively evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases at June 30, 2024, gross	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Originated loans	(0.01)%	0.00%	0.00%	0.54%	0.00%	0.02%	0.55%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.53%	0.04%	0.00%	0.51%	0.00%	0.00%	1.10%
Loans collectively evaluated for impairment	32.75%	10.51%	7.70%	37.58%	0.04%	10.32%	98.90%
Total	33.28%	10.55%	7.70%	38.09%	0.04%	10.32%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for PCD loans	(2,767)	(134)	(39)	955	—	—	(1,985)
Provision/(recapture) for acquired non-credit-deteriorated loans	(186)	(198)	(198)	(62)	(1)	(2)	(647)
Provision/(recapture) for originated loans	150	(142)	54	15,504	(5)	840	16,401
Total provision/(recapture)	$(2,803)	$(474)	$(183)	$16,397	$(6)	$838	$13,769
Charge-offs for PCD loans	(74)	—	—	—	—	—	(74)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(3,285)	—	—	(13,091)	—	(1,053)	(17,429)
Total charge-offs	$(3,499)	$—	$—	$(13,149)	$—	$(1,053)	$(17,701)
Recoveries for PCD loans	5	—	—	—	—	—	5
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	912	2	—	554	—	503	1,971
Total recoveries	$917	$2	$—	$554	$—	$503	$1,976
Net (charge-offs) recoveries	(2,582)	2	—	(12,595)	—	(550)	(15,725)
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Ending ACL Balances							—
PCD loans	$3,997	$768	$172	$3,024	$1	$—	$7,962
Acquired non-credit-deteriorated loans	1,744	438	409	1,290	1	1	3,883
Originated loans	22,111	1,817	2,142	53,270	28	8,517	87,885
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Loans collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans and leases ending balance
Loans individually evaluated for impairment	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Loans collectively evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases at June 30, 2024, gross	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Acquired non-credit-deteriorated loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.46%
Originated loans	0.07%	0.00%	0.00%	0.37%	0.00%	0.02%	0.47%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.53%	0.05%	0.00%	0.51%	0.00%	0.00%	1.10%
Loans collectively evaluated for impairment	32.75%	10.50%	7.70%	37.58%	0.04%	10.32%	98.90%
Total	33.28%	10.55%	7.70%	38.09%	0.04%	10.32%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2023	$24,738	$2,679	$3,498	$51,849	$25	$7,676	$90,465
Provision/(recapture) for PCD loans	142	(55)	(3)	3	—	—	87
Provision/(recapture) for acquired non-credit-deteriorated loans	190	(42)	—	(199)	—	(7)	(58)
Provision/(recapture) for originated loans	4,027	(101)	(1,560)	3,357	17	698	6,438
Total provision/(recapture)	$4,359	$(198)	$(1,563)	$3,161	$17	$691	$6,467
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(2,945)	—	—	(2,097)	—	(462)	(5,504)
Total charge-offs	$(2,945)	$—	$—	$(2,097)	$—	$(462)	$(5,504)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—		—	—	—
Recoveries for originated loans	225	63	—	727	1	221	1,237
Total recoveries	$225	$63	$—	$727	$1	$221	$1,237
Net (charge-offs) recoveries	(2,720)	63	—	(1,370)	1	(241)	(4,267)
Balance at June 30, 2023	26,377	2,544	1,935	53,640	43	8,126	92,665
Ending ACL Balances
PCD loans	733	341	7	39	2	—	1,122
Acquired non-credit-deteriorated loans	3,061	96	—	684	1	17	3,859
Originated loans	22,583	2,107	1,928	52,917	40	8,109	87,684
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans individually evaluated for impairment	$8,555	$—	$—	$17,399	$—	$—	$25,954
Loans collectively evaluated for impairment	17,822	2,544	1,935	36,241	43	8,126	66,711
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans and leases ending balance
Loans individually evaluated for impairment	$30,750	$—	$—	$38,485	$—	$—	$69,235
Loans collectively evaluated for impairment	1,932,696	504,947	387,943	2,066,265	3,736	605,695	5,501,282
Total loans and leases at June 30, 2023, gross	$1,963,446	$504,947	$387,943	$2,104,750	$3,736	$605,695	$5,570,517
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.19%	0.00%	0.00%	0.10%	0.00%	0.02%	0.31%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.55%	0.00%	0.00%	0.69%	0.00%	0.00%	1.24%
Loans collectively evaluated for impairment	34.70%	9.06%	6.96%	37.09%	0.07%	10.87%	98.76%
Total	35.25%	9.06%	6.96%	37.78%	0.07%	10.87%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Provision/(recapture) for acquired impaired loans	(418)	(333)	(6)	(7)	—	—	(764)
Provision/(recapture) for acquired non-impaired loans and leases	(675)	(200)	(1)	(545)	—	(17)	(1,438)
Provision for originated loans	4,331	(118)	(1,192)	14,518	14	828	18,381
Total provision	$3,238	$(651)	$(1,199)	$13,966	$14	$811	$16,179
Charge-offs for acquired impaired loans	—	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(3,910)	(9)	—	(3,887)	—	(767)	(8,573)
Total charge-offs	$(3,910)	$(9)	$—	$(3,887)	$—	$(767)	$(8,573)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	987	64	—	1,673	5	406	3,135
Total recoveries	$987	$64	$—	$1,673	$5	$406	$3,135
Net (charge-offs) recoveries	2,923	(55)	—	2,214	(5)	361	5,438
Balance at June 30, 2023	26,377	2,544	1,935	53,640	43	8,126	$92,665
Ending ACL Balances
PCD loans	733	341	7	39	2	—	1,122
Acquired non-credit-deteriorated loans	3,061	96	—	684	1	17	3,859
Originated loans	22,583	2,107	1,928	52,917	40	8,109	87,684
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans individually evaluated for impairment	8,555	—	—	17,399	—	—	$25,954
Loans collectively evaluated for impairment	17,822	2,544	1,935	36,241	43	8,126	66,711
Balance at June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Loans and leases ending balance
Loans individually evaluated for impairment	$30,750	$—	$—	$38,485	$—	$—	$69,235
Loans collectively evaluated for impairment	1,932,696	504,947	387,943	2,066,265	3,736	605,695	5,501,282
Total loans and leases at June 30, 2023, gross	$1,963,446	$504,947	$387,943	$2,104,750	$3,736	$605,695	$5,570,517
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.11%	0.00%	0.00%	0.08%	0.00%	0.01%	0.20%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.55%	0.00%	0.00%	0.69%	0.00%	0.00%	1.24%
Loans collectively evaluated for impairment	34.70%	9.06%	6.96%	37.09%	0.07%	10.87%	98.76%
Total	35.25%	9.06%	6.96%	37.78%	0.07%	10.87%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2024 and December 31, 2023 totaled $64.6 million and $65.3 million, with the decrease driven mainly by decreases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $6.6 million at June 30, 2024 and $4.2 million at December 31, 2023.

Total OREO decreased from $1.2 million at December 31, 2023 to $780,000 at June 30, 2024. The $420,000 decrease in OREO resulted from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2024	2023
Non-performing assets:
Non-accrual loans and leases(1)(2)	$63,808	$64,107
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	63,808	64,107
Other real estate owned	780	1,200
Total non-performing assets	$64,588	$65,307
Total non-performing loans and leases as a percentage of total loans and leases	0.93%	0.96%
Total non-accrual loans and leases as a percentage of total loans and leases	0.93%	0.96%
Total non-performing assets as a percentage of total assets	0.67%	0.74%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	156.30%	158.62%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	156.30%	158.62%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$6,616	$4,154
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$6,616	$4,154
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.83%	0.90%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.83%	0.62%
Total non-performing assets not guaranteed as a percentage of total assets	0.60%	0.69%

(1)
Includes $2.8 million and $406,000 of non-accrual loan modifications at June 30, 2024 and December 31, 2023, respectively.
(2)
For the six months ended June 30, 2024 and 2023, $3.1 million and $1.9 million in interest income would have been recorded had non-accrual loans been current.

Deposits

Our loan and lease growth is funded primarily through core deposits. We gather deposits primarily through each of our 45 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at June 30, 2024 were $7.3 billion, representing an increase of $170.2 million, or 2.4%, compared to $7.2 billion at December 31, 2023, driven by an increase in time deposits and money market demand accounts. Non-interest-bearing deposits were $1.8 billion, or 24.0% of total deposits, at June 30, 2024, a decrease of $143.0 million, or 7.5%, compared to $1.9 billion at December 31, 2023, or 26.6% of total deposits. Core deposits were 85.7% and 87.0% of total deposits at June 30, 2024 and December 31, 2023, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	June 30, 2024		June 30, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,817,133	0.00%	$1,848,538	0.00%
Interest checking	717,513	2.30%	541,036	1.61%
Money market accounts	2,270,231	3.54%	1,534,463	2.82%
Savings	514,192	0.15%	575,254	0.15%
Time deposits (below $100,000)	906,103	4.84%	797,241	3.82%
Time deposits ($100,000 and above)	1,045,345	4.72%	531,438	2.96%
Total	$7,270,517	2.56%	$5,827,970	1.70%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,845,728	0.00%	$1,961,945	0.00%
Interest checking	653,960	2.01%	573,342	1.64%
Money market accounts	2,253,777	3.54%	1,500,260	2.49%
Savings	523,052	0.15%	594,316	0.15%
Time deposits (below $100,000)	944,097	4.79%	663,900	3.35%
Time deposits ($100,000 and above)	1,027,805	4.80%	484,645	2.64%
Total	$7,248,419	2.60%	$5,778,408	1.43%

Our average cost of deposits was 2.63% during the three months ended June 30, 2024, compared to 1.70% for the three months ended June 30, 2023. Our average cost of deposits was 2.60% during the six months ended June 30, 2024, compared to 1.43% for the six months ended June 30, 2023 These increases were principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits both related to deposit flows and the impact of the Inland acquisition. The ratio of our average non-interest bearing deposits to total average deposits was 25.0% during the three months ended June 30, 2024, compared to 31.7% during the three months ended June 30, 2023. The ratio of our average non-interest bearing deposits to total average deposits ratios was 25.5% during the six months ended June 30, 2024 compared to 34.0% during the six months ended June 30, 2023. We had $433.1 million in brokered time deposits at June 30, 2024 and $480.0 million at December 31, 2023, which represented 5.9% and 6.7% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding. Our loan and lease to deposit ratio was 93.98% at June 30, 2024 compared to 93.39% at December 31, 2023.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of June 30, 2024 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$564,784	$163,167	$727,951	$53,417
Over three months through six months	505,795	142,137	647,932	53,887
Over six months through 12 months	469,693	101,253	570,946	32,253
Over 12 months	70,036	23,016	93,052	9,516
Total	$1,610,308	$429,573	$2,039,881	$149,073

Total estimated uninsured deposits were $2.1 billion and $1.9 billion as of June 30, 2024 and December 31, 2023. Estimated uninsured deposits reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At June 30, 2024 and December 31, 2023, we had an available borrowing capacity from the FHLB of $2.6 billion and $2.8 billion, respectively, subject to the availability of collateral. At June 30, 2024, we had $670.0 million of FHLB advances outstanding with a maturities ranging from July 2024 to September 2024. We also had a $15.0 million term loan outstanding maturing in May 2026.

On January 17, 2024, we entered into a Letter Agreement with the FRB that allows the Bank to access the BTFP. On January 22, 2024, we opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledges securities to the FBR as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP are prepayable at any time without a prepayment penalty.

We also have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of June 30, 2024 and December 31, 2023. We pledge loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$266,566	$511,929
Maximum outstanding at any month-end period during the year	670,000	675,000
Balance outstanding at end of period	670,000	540,000
Weighted average interest rate during period	2.01%	3.87%
Weighted average interest rate at end of period	5.46%	5.24%
Federal funds purchased:
Average balance outstanding	$701	$1,381
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	6.05%	5.30%
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$176,923	$—
Maximum outstanding at any month-end period during the year	200,000	—
Balance outstanding at end of period	200,000	—
Weighted average interest rate during period	4.92%	N/A
Weighted average interest rate at end of period	4.91%	N/A
Term Loan:
Average balance outstanding	$15,842	$—
Maximum outstanding at any month-end period during the year	16,667	—
Balance outstanding at end of period	15,000	—
Weighted average interest rate during period	7.81%	N/A
Weighted average interest rate at end of period	7.63%	N/A
Revolving Line of Credit:
Average balance outstanding	$2,658	$—
Maximum outstanding at any month-end period during the year	7,500	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	9.05%	N/A
Weighted average interest rate at end of period	N/A	N/A

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $6.9 million, from $40.6 million at December 31, 2023 to $33.7 million at June 30, 2024.

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

As of June 30, 2024, Byline Bank had maximum advance potential from the FHLB of $3.3 billion and $764.6 million from the FRB. As of June 30, 2024, Byline Bank had open FHLB advances of $670.0 million and open letters of credit of $13.5 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at June 30, 2024 was $1.1 billion. In addition, Byline Bank had uncommitted federal funds lines available of $127.5 million available at June 30, 2024.

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

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on our election, which is required to be communicated at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. On May 24, 2024, we entered into the First Amendment to the Second Amended and restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 26, 2024, and provides for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extending its maturity date to May 25, 2025, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At June 30, 2024, the variable term loan had an interest rate of 7.63% and an outstanding balance of $15.0 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At June 30, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at June 30, 2024 was $1.0 billion compared to $990.2 million at December 31, 2023, an increase of $42.9 million, or 4.3%. The increase was primarily driven by an increase in retained earnings, offset by an increase in accumulated other comprehensive loss during the six months ended June 30, 2024, reflecting the unrealized losses in our available-for-sale securities portfolio of $139.1 million compared to $130.2 million as of December 31, 2023.

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

As of June 30, 2024, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized.” There have been no conditions or events since June 30, 2024 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,181,194	13.86%	$681,657	8.00%	N/A	N/A
Bank	1,135,095	13.36%	679,661	8.00%	$849,577	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,010,763	11.86%	$511,243	6.00%	N/A	N/A
Bank	1,039,663	12.24%	509,746	6.00%	$679,661	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$923,763	10.84%	$383,432	4.50%	N/A	N/A
Bank	1,039,663	12.24%	382,310	4.50%	$552,225	6.50%
Tier 1 capital to average assets:
Company	$1,010,763	11.08%	$364,801	4.00%	N/A	N/A
Bank	1,039,663	11.41%	364,325	4.00%	$455,406	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,123,568	13.38%	$671,576	8.00%	N/A	N/A
Bank	1,085,915	12.97%	669,904	8.00%	$837,380	10.00%
Tier 1 capital to risk weighted assets:
Company	$956,027	11.39%	$503,682	6.00%	N/A	N/A
Bank	993,375	11.86%	502,428	6.00%	$669,904	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$869,027	10.35%	$377,762	4.50%	N/A	N/A
Bank	993,375	11.86%	376,821	4.50%	$544,297	6.50%
Tier 1 capital to average assets:
Company	$956,027	10.86%	$352,089	4.00%	N/A	N/A
Bank	993,375	11.30%	351,735	4.00%	$439,669	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the three years beginning January 1, 2022. Accordingly, capital ratios as of June 30, 2024 reflect 75% of the CECL impact and December 31, 2023 reflect 50% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2024.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2024 the Company received $23.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2023, the Company received $35.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 12, 2022, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023. No shares were repurchased under this program.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.9% of the Company’s outstanding common stock at December 31, 2023. No shares were repurchased under this program during the three or six months ended June 30, 2024.

On July 23, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on August 20, 2024 to stockholders of record of our common stock as of August 6, 2024.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2024 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2024
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$35,297	$(822)
Other interest rate derivatives	734,434	22,126	(21,931)
Other credit derivatives	12,833	3	(19)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2024, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income and earnings per share excluding significant items
Reported Net Income	$29,671	$26,107	$60,111	$50,052
Significant items:
Impairment charges on assets held for sale and ROU asset	—	—	194	20
Merger-related expense	—	1,391	—	1,880
Tax benefit	—	(230)	(52)	(286)
Adjusted Net Income	$29,671	$27,268	$60,253	$51,666
Reported Diluted Earnings per Share	$0.68	$0.70	$1.37	$1.34
Significant items:
Impairment charges on assets held for sale and ROU asset	—	—	—	—
Merger-related expense	—	0.04	—	0.05
Tax benefit	—	(0.01)	—	(0.01)
Adjusted Diluted Earnings per Share	$0.68	$0.73	$1.37	$1.38

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Adjusted non-interest expense:
Non-interest expense	$53,210	$49,328	$107,019	$98,128
Less: Impairment charges on assets held for sale and ROU asset	—	—	194	20
Less: Merger-related expenses	—	1,391	—	1,880
Adjusted non-interest expense	$53,210	$47,937	$106,825	$96,228
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$53,210	$47,937	$106,825	$96,228
Less: Amortization of intangible assets	1,345	1,455	2,690	2,910
Adjusted non-interest expense excluding amortization of intangible assets	$51,865	$46,482	$104,135	$93,318
Pre-tax pre-provision net income:
Pre-tax income	$40,115	$35,339	$80,677	$67,577
Add: Provision for credit losses	6,045	5,790	12,688	15,615
Pre-tax pre-provision net income	$46,160	$41,129	$93,365	$83,192
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$46,160	$41,129	$93,365	$83,192
Add: Impairment charges on assets held for sale and ROU asset	—	—	194	20
Add: Merger-related expenses	—	1,391	—	1,880
Adjusted pre-tax pre-provision net income	$46,160	$42,520	$93,559	$85,092
Taxable equivalent net interest income:
Net interest income	$86,526	$76,166	$172,067	$151,884
Add: Tax-equivalent adjustment	229	207	462	415
Net interest income, fully taxable equivalent	$86,755	$76,373	$172,529	$152,299
Total revenues:
Net interest income	$86,526	$76,166	$172,067	$151,884
Add: non-interest income	12,844	14,291	28,317	29,436
Total revenues	$99,370	$90,457	$200,384	$181,320
Tangible common stockholders' equity:
Total stockholders' equity	$1,033,014	$813,942	$1,033,014	$813,942
Less: Goodwill and other intangibles	200,788	155,977	200,788	155,977
Tangible common stockholders' equity	$832,226	$657,965	$832,226	$657,965
Tangible assets:
Total assets	$9,633,815	$7,575,690	$9,633,815	$7,575,690
Less: Goodwill and other intangibles	200,788	155,977	200,788	155,977
Tangible assets	$9,433,027	$7,419,713	$9,433,027	$7,419,713
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,008,802	$806,272	$1,003,804	$795,341
Less: Average goodwill and other intangibles	201,428	156,766	202,101	157,469
Average tangible common stockholders' equity	$807,374	$649,506	$801,703	$637,872
Average tangible assets:
Average total assets	$9,140,736	$7,403,899	$9,085,839	$7,374,687
Less: Average goodwill and other intangibles	201,428	156,766	202,101	157,469
Average tangible assets	$8,939,308	$7,247,133	$8,883,738	$7,217,218
Tangible net income available to common stockholders:
Net income available to common stockholders	$29,671	$26,107	$60,111	$50,052
Add: After-tax intangible asset amortization	987	1,067	1,973	2,133
Tangible net income available to common stockholders	$30,658	$27,174	$62,084	$52,185
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$30,658	$27,174	$62,084	$52,185
Add: Impairment charges on assets held for sale and ROU asset	—	—	194	20
Add: Merger-related expenses	—	1,391	—	1,880
Add: Tax benefit on significant items	—	(230)	(52)	(286)
Adjusted tangible net income available to common stockholders	$30,658	$28,335	$62,226	$53,799

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$46,160	$41,129	$93,365	$83,192
Average total assets	9,140,736	7,403,899	9,085,839	7,374,687
Pre-tax pre-provision return on average assets	2.03%	2.23%	2.07%	2.27%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$46,160	$42,520	$93,559	$85,092
Average total assets	9,140,736	7,403,899	9,085,839	7,374,687
Adjusted pre-tax pre-provision return on average assets:	2.03%	2.30%	2.07%	2.33%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$86,755	$76,373	$172,529	$152,299
Total average interest-earning assets	8,743,462	7,072,581	8,673,521	7,041,037
Net interest margin, fully taxable equivalent	3.99%	4.33%	4.00%	4.36%
Non-interest income to total revenues:
Non-interest income	$12,844	$14,291	$28,317	$29,436
Total revenues	99,370	90,457	200,384	181,320
Non-interest income to total revenues	12.93%	15.80%	14.13%	16.23%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$53,210	$47,937	$106,825	$96,228
Average total assets	9,140,736	7,403,899	9,085,839	7,374,687
Adjusted non-interest expense to average assets	2.34%	2.60%	2.36%	2.63%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$51,865	$46,482	$104,135	$93,318
Total revenues	99,370	90,457	200,384	181,320
Adjusted efficiency ratio	52.19%	51.39%	51.97%	51.47%
Adjusted return on average assets:
Adjusted net income	$29,671	$27,268	$60,253	$51,666
Average total assets	9,140,736	7,403,899	9,085,839	7,374,687
Adjusted return on average assets	1.31%	1.48%	1.33%	1.41%
Adjusted return on average stockholders' equity:
Adjusted net income	$29,671	$27,268	$60,253	$51,666
Average stockholders' equity	1,008,802	806,272	1,003,804	795,341
Adjusted return on average stockholders' equity	11.83%	13.56%	12.07%	13.10%
Tangible common equity to tangible assets:
Tangible common equity	$832,226	$657,965	$832,226	$657,965
Tangible assets	9,433,027	7,419,713	9,433,027	7,419,713
Tangible common equity to tangible assets	8.82%	8.87%	8.82%	8.87%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$30,658	$27,174	$62,084	$52,185
Average tangible common stockholders' equity	807,374	649,506	801,703	637,872
Return on average tangible common stockholders' equity	15.27%	16.78%	15.57%	16.50%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$30,658	$28,335	$62,226	$53,799
Average tangible common stockholders' equity	807,374	649,506	801,703	637,872
Adjusted return on average tangible common stockholders' equity	15.27%	17.50%	15.61%	17.01%
Tangible book value per share:
Tangible common equity	$832,226	$657,965	$832,226	$657,965
Common shares outstanding	44,180,829	37,752,002	44,180,829	37,752,002
Tangible book value per share	$18.84	$17.43	$18.84	$17.43

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of June 30, 2024, we had a notional amount of $1.4 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2024 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Twelve Months Ending June 30,		As of
Basis Point Change in Interest Rates	2025	2026	June 30, 2024
+300	11.8%	13.6%	(17.4)%
+200	8.4%	9.5%	(11.8)%
+100	4.2%	4.7%	(6.0)%
-100	(3.2)%	(4.1)%	5.6%
-200	(6.5)%	(9.0)%	10.7%
-300	(8.3)%	(12.2)%	14.8%

For the dynamic balance sheet and rate shift scenarios, we assume a balance sheet that reflects management's growth outlook and interest rates follow a forward yield curve. The shocks are defined as gradual shifts up and down it by 1/12th of the total change in rates each month for 12 months. For dynamic balance sheet and rate shifts, a gradual shift downward of 100 and 200 basis points would result in a 1.9% and 3.7% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 1.9% and 4.0% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended June 30, 2024. We did not purchase any shares of our common stock during the second quarter of 2024 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
April 1 - April 30, 2024	—	$—	—	1,250,000
May 1 - May 31, 2024	—	—	—	1,250,000
June 1 - June 30, 2024	778	22.38	—	1,250,000
Total	778	$22.38	—
(1)
All shares acquired during the three months ended June 30, 2024 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

10.1

First Amendment to Second Amended and Restated Term Loan and Revolving Credit Agreement dated as of May 24, 2024, but effective May 26, 2024, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on May 30, 2024 and incorporated herein by reference)

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 5, 2024	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2024	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)