Form 10-Q
period 2024-09-30
BYLINE BANCORP, INC.
filed 2024-11-01
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 44,385,204 shares outstanding as of October 30, 2024

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$77,047	$60,431
Interest bearing deposits with other banks	375,549	165,705
Cash and cash equivalents	452,596	226,136
Equity and other securities, at fair value	9,132	8,743
Securities available-for-sale, at fair value (amortized cost at September 30, 2024—$1,635,419; December 31, 2023—$1,516,801)	1,502,108	1,342,480
Securities held-to-maturity, at amortized cost (fair value at September 30, 2024—$603; December 31, 2023 —$1,149)	605	1,157
Restricted stock, at cost	22,743	16,304
Loans held for sale	19,955	18,005
Loans and leases:
Loans and leases	6,879,446	6,684,306
Allowance for credit losses - loans and leases	(98,860)	(101,686)
Net loans and leases	6,780,586	6,582,620
Servicing assets, at fair value	18,945	19,844
Premises and equipment, net	63,135	66,627
Goodwill and other intangible assets, net	199,443	203,478
Bank-owned life insurance	99,295	96,900
Deferred tax assets, net	37,737	50,058
Accrued interest receivable and other assets	218,036	249,615
Total assets	$9,424,316	$8,881,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,729,908	$1,905,876
Interest-bearing deposits	5,767,979	5,271,123
Total deposits	7,497,887	7,176,999
Other borrowings	518,786	395,190
Subordinated notes, net	73,997	73,866
Junior subordinated debentures issued to capital trusts, net	70,783	70,452
Accrued interest payable and other liabilities	166,551	175,309
Total liabilities	8,328,004	7,891,816
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	454	451
Additional paid-in capital	714,864	710,488
Retained earnings	507,576	429,036
Treasury stock, at cost	(47,904)	(49,707)
Accumulated other comprehensive loss, net of tax	(78,678)	(100,117)
Total stockholders’ equity	1,096,312	990,151
Total liabilities and stockholders’ equity	$9,424,316	$8,881,967

	September 30, 2024		December 31, 2023
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	46,180,735	—	45,714,241
Shares outstanding	—	44,384,706	—	43,764,056
Treasury shares	—	1,796,029	—	1,950,185

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$128,336	$125,465	$378,651	$316,942
Interest on securities	11,260	8,415	31,508	21,574
Other interest and dividend income	6,840	2,710	16,167	5,348
Total interest and dividend income	146,436	136,590	426,326	343,864
INTEREST EXPENSE
Deposits	52,076	37,163	145,641	78,184
Other borrowings	3,919	3,981	12,203	14,110
Subordinated notes and debentures	2,986	2,994	8,960	7,234
Total interest expense	58,981	44,138	166,804	99,528
Net interest income	87,455	92,452	259,522	244,336
PROVISION FOR CREDIT LOSSES	7,475	8,803	20,163	24,418
Net interest income after provision for credit losses	79,980	83,649	239,359	219,918
NON-INTEREST INCOME
Fees and service charges on deposits	2,591	2,372	7,566	6,725
Loan servicing revenue	3,174	3,369	9,754	10,126
Loan servicing asset revaluation	(2,183)	(3,646)	(5,354)	(3,855)
ATM and interchange fees	1,143	1,205	3,381	3,380
Change in fair value of equity securities, net	388	(313)	390	230
Net gains on sales of loans	5,864	6,473	17,433	17,325
Wealth management and trust income	1,101	939	3,200	2,902
Other non-interest income	2,307	1,977	6,332	4,979
Total non-interest income	14,385	12,376	42,702	41,812
NON-INTEREST EXPENSE
Salaries and employee benefits	34,974	34,969	102,838	95,005
Occupancy and equipment expense, net	4,373	5,314	14,296	14,162
Impairment charge on assets held for sale	—	—	—	20
Loan and lease related expenses	703	836	2,129	2,287
Legal, audit and other professional fees	3,643	3,805	10,070	10,594
Data processing	4,215	6,472	12,396	14,527
Net (gain) loss recognized on other real estate owned and other related expenses	74	111	(86)	296
Other intangible assets amortization expense	1,345	1,551	4,035	4,461
Other non-interest expense	5,000	4,833	15,668	14,667
Total non-interest expense	54,327	57,891	161,346	156,019
INCOME BEFORE PROVISION FOR INCOME TAXES	40,038	38,134	120,715	105,711
PROVISION FOR INCOME TAXES	9,710	9,912	30,276	27,437
NET INCOME	$30,328	$28,222	$90,439	$78,274
EARNINGS PER COMMON SHARE
Basic	$0.70	$0.66	$2.08	$2.01
Diluted	$0.69	$0.65	$2.07	$1.98

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$30,328	$28,222	$90,439	$78,274
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	53,138	(37,330)	41,010	(36,553)
Tax effect	(14,172)	9,970	(10,937)	9,763
Net of tax	38,966	(27,360)	30,073	(26,790)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(3,784)	4,648	2,417	13,357
Reclassification adjustments for net gains included in net income	(4,637)	(4,562)	(14,192)	(10,381)
Tax effect	2,246	(23)	3,141	(795)
Net of tax	(6,175)	63	(8,634)	2,181
Total other comprehensive income (loss)	32,791	(27,297)	21,439	(24,609)
Comprehensive income	$63,119	$925	$111,878	$53,665

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2023	37,752,002	$391	$599,718	$379,078	$(50,383)	$(114,862)	$813,942
Net income	—	—	—	28,222	—	—	28,222
Other comprehensive loss, net of tax	—	—	—	—	—	(27,297)	(27,297)
Issuance of common stock upon exercise of stock options, net	29,766	—	347	—	—	—	347
Restricted stock activity, net	5,112	—	(113)	—	54	—	(59)
Issuance of common stock due to business combination, net of issuance costs	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,932)	—	—	(3,932)
Share-based compensation expense	—	—	1,705	—	—	—	1,705
Balance, September 30, 2023	43,719,203	$450	$708,615	$403,368	$(50,329)	$(142,159)	$919,945

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	78,274	—	—	78,274
Other comprehensive loss, net of tax	—	—	—	—	—	(24,609)	(24,609)
Issuance of common stock upon exercise of stock options, net	29,766	—	347	—	—	—	347
Restricted stock activity, net	225,217	2	(1,909)	—	77	—	(1,830)
Issuance of common stock in connection with employee stock purchase plan	39,122	—	—	—	708	—	708
Issuance of common stock due to business combination, net of issuance costs	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.27 per share)	—	—	—	(10,700)	—	—	(10,700)
Share-based compensation expense	—	—	4,922	—	—	—	4,922
Balance, September 30, 2023	43,719,203	$450	$708,615	$403,368	$(50,329)	$(142,159)	$919,945

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014
Net income	—	—	—	30,328	—	—	30,328
Other comprehensive income, net of tax	—	—	—	—	—	32,791	32,791
Issuance of common stock upon exercise of stock options, net	205,652	2	2,314	—	—	—	2,316
Restricted stock activity, net	(1,775)	—	(137)	—	89	—	(48)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,984)	—	—	(3,984)
Share-based compensation expense	—	—	1,895	—	—	—	1,895
Balance, September 30, 2024	44,384,706	454	$714,864	$507,576	$(47,904)	$(78,678)	$1,096,312

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	90,439	—	—	90,439
Other comprehensive income, net of tax	—	—	—	—	—	21,439	21,439
Issuance of common stock upon exercise of stock options, net	293,638	2	2,205	—	(671)	—	1,536
Restricted stock activity, net	294,256	1	(3,411)	—	1,696	—	(1,714)
Issuance of common stock in connection with employee stock purchase plan	32,756	—	—	—	778	—	778
Cash dividends declared on common stock ($0.27 per share)	—	—	—	(11,899)	—	—	(11,899)
Share-based compensation expense	—	—	5,582	—	—	—	5,582
Balance, September 30, 2024	44,384,706	$454	$714,864	$507,576	$(47,904)	$(78,678)	$1,096,312

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,439	$78,274
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	20,163	24,418
Impairment loss on premises and equipment	1,069	—
Impairment loss on operating lease right-of-use asset	194	395
Impairment loss on assets held for sale	—	20
Depreciation and amortization of premises and equipment	3,829	3,188
Net amortization (accretion) of securities	(1,383)	1,497
Net change in fair value of equity securities	(390)	(230)
Net losses (gains) on sales and disposal of premises and equipment	(477)	142
Net gains on sales of loans	(17,433)	(17,325)
Originations of U.S. government guaranteed loans	(230,848)	(231,091)
Proceeds from U.S. government guaranteed loans sold	216,376	256,601
Accretion of premiums and discounts on acquired loans, net	(10,922)	(11,616)
Net change in servicing assets	899	(571)
Net losses (gains) on sales and valuation adjustments of other real estate owned	(37)	444
Net amortization of other acquisition accounting adjustments	4,877	5,447
Amortization of subordinated debt issuance cost	131	131
Accretion of junior subordinated debentures discount	331	337
Share-based compensation expense	5,582	4,922
Deferred tax benefit (expense)	4,523	(196)
Increase in cash surrender value of bank owned life insurance	(2,396)	(1,712)
Changes in assets and liabilities:
Accrued interest receivable and other assets	16,107	8,452
Accrued interest payable and other liabilities	21,641	49,506
Net cash provided by operating activities	122,275	171,033
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(316,869)	(121,166)
Proceeds from maturities and calls of securities available-for-sale	88,330	7,480
Proceeds from paydowns of securities available-for-sale	110,708	76,451
Proceeds from sales of securities available-for-sale	—	163,649
Proceeds from maturities and calls of securities held-to-maturity	550	1,545
Redemptions (purchases) of Federal Home Loan Bank stock, net	(6,439)	755
Proceeds from other loans sold	—	6,750
Net change in loans and leases	(208,445)	(382,183)
Purchases of premises and equipment	(1,892)	(2,856)
Proceeds from sales of premises and equipment	365	—
Proceeds from sales of assets held for sale	2,221	1,359
Proceeds from sales of other real estate owned	740	3,173
Net cash received in acquisition of business	—	7,834
Net cash used in investing activities	(330,731)	(237,209)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$320,046	$293,092
Proceeds from line of credit	—	15,000
Repayments of line of credit	(11,250)	—
Proceeds from term loan	—	20,000
Repayments of term loan	(5,000)	—
Proceeds from short-term borrowings	2,170,000	15,643,200
Repayments of short-term borrowings	(2,025,000)	(15,668,200)
Proceeds from BTFP advances	200,000	—
Repayments of BTFP advances	(200,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	(5,154)	22,379
Dividends paid on common stock	(11,920)	(10,709)
Proceeds from issuance of common stock	3,194	949
Net cash provided by financing activities	434,916	315,711
NET CHANGE IN CASH AND CASH EQUIVALENTS	226,460	249,535
CASH AND CASH EQUIVALENTS, beginning of period	226,136	179,353
CASH AND CASH EQUIVALENTS, end of period	$452,596	$428,888
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$167,158	$82,310
Cash paid during the period for taxes	$3,229	$6,352
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$35	$571
Total assets acquired from acquisition	$—	$1,160,491
Value ascribed to goodwill	$—	$33,352
Total liabilities assumed from acquisition	$—	$1,054,929
Common stock issued due to acquisition of business	$—	$107,017
Right-of-use assets exchanged for operating lease liabilities	$1,803	$956
Common share withholding	$2,716	$1,830
Common dividend declared, not paid	$(21)	$(9)

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2024 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023.

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

Adopted Accounting Pronouncements

Fair Value Measurement (Topic 820) - In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance in the ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account on the equity security and, therefore, is not considered in measuring fair value. The ASU also requires additional disclosures about the restriction. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company evaluated the accounting and disclosure requirements of this update and they did not have a material effect on the consolidated financial statements.

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

Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280) – In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses for public entities reporting segment information under Topic 280. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company will include the new required disclosures upon adoption and has concluded they will not have a material effect on the consolidated financial statements.

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

Inland merger-related expenses, including salaries and employee benefits of $2.3 million, core system conversion expenses of $2.2 million, acquisition advisory expenses of $1.5 million, and other non-interest expenses of $301,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the three months ended September 30, 2023.

Inland merger-related expenses including core system conversion expenses of $3.0 million, acquisition advisory expenses of $2.4 million, salaries and employee benefits of $2.4 million, and other non-interest expenses of $397,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the nine months ended September 30, 2023.

There were no Inland merger-related expenses in the three and nine months ended September 30, 2024.

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

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2023, as if the acquisition had occurred on January 1, 2023. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2023. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For the Nine Months Ended
September 30,
2023
Total revenues (net interest income and non-interest income)	$310,507
Net income	$82,424
Earnings per share—basic	$1.92
Earnings per share—diluted	$1.90

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

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,740	$63	$(291)	$42,512
U.S. Government agencies	163,197	124	(12,782)	150,539
Obligations of states, municipalities, and political subdivisions	85,185	532	(3,434)	82,283
Residential mortgage-backed securities
Agency	882,382	8,766	(78,361)	812,787
Non-agency	146,384	102	(18,156)	128,330
Commercial mortgage-backed securities
Agency	258,543	891	(27,265)	232,169
Corporate securities	40,637	3	(2,563)	38,077
Asset-backed securities	16,351	7	(947)	15,411
Total	$1,635,419	$10,488	$(143,799)	$1,502,108

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$—	$(2)	$603
Total	$605	$—	$(2)	$603

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$61	$(1,025)	$115,434
U.S. Government agencies	147,062	37	(16,404)	130,695
Obligations of states, municipalities, and political subdivisions	86,022	396	(4,143)	82,275
Residential mortgage-backed securities
Agency	786,970	4,247	(95,414)	695,803
Non-agency	122,359	—	(22,099)	100,260
Commercial mortgage-backed securities
Agency	181,452	—	(34,248)	147,204
Corporate securities	40,681	—	(4,510)	36,171
Asset-backed securities	35,857	2	(1,221)	34,638
Total	$1,516,801	$4,743	$(179,064)	$1,342,480

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(8)	$1,149
Total	$1,157	$—	$(8)	$1,149

The Company did not classify securities as trading during the nine months ended September 30, 2024 or during 2023.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	6	$—	$—	$32,646	$(291)	$32,646	$(291)
U.S. Government agencies	17	—	—	122,805	(12,782)	122,805	(12,782)
Obligations of states, municipalities and political subdivisions	53	2,677	(6)	52,003	(3,428)	54,680	(3,434)
Residential mortgage-backed securities
Agency	101	20,016	(146)	516,354	(78,215)	536,370	(78,361)
Non-agency	20	18,406	(79)	96,546	(18,077)	114,952	(18,156)
Commercial mortgage-backed securities
Agency	49	23,077	(138)	147,021	(27,127)	170,098	(27,265)
Corporate securities	20	1,455	(37)	35,619	(2,526)	37,074	(2,563)
Asset-backed securities	1	—	—	6,073	(947)	6,073	(947)
Total	267	$65,631	$(406)	$1,009,067	$(143,393)	$1,074,698	$(143,799)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	1	$—	$—	$603	$(2)	$603	$(2)
Total	1	$—	$—	$603	$(2)	$603	$(2)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$5,018	$(4)	$31,843	$(1,021)	$36,861	$(1,025)
U.S. Government agencies	18	535	(9)	119,109	(16,395)	119,644	(16,404)
Obligations of states, municipalities and political subdivisions	61	12,267	(156)	49,617	(3,987)	61,884	(4,143)
Residential mortgage-backed securities
Agency	102	8,332	(49)	543,648	(95,365)	551,980	(95,414)
Non-agency	20	636	—	99,624	(22,099)	100,260	(22,099)
Commercial mortgage-backed securities
Agency	48	6,765	(1,517)	140,439	(32,731)	147,204	(34,248)
Corporate securities	21	—	—	36,171	(4,510)	36,171	(4,510)
Asset-backed securities	6	—	—	25,653	(1,221)	25,653	(1,221)
Total	283	$33,553	$(1,735)	$1,046,104	$(177,329)	$1,079,657	$(179,064)
Held-to-maturity
Obligations of states, municipalities and political subdivisions	2	$—	$—	$1,149	$(8)	$1,149	$(8)
Total	2	$—	$—	$1,149	$(8)	$1,149	$(8)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 267 securities available-for-sale with unrealized losses at September 30, 2024. There was one security held-to-maturity with unrealized losses at September 30, 2024. There was no allowance for credit losses for held-to-maturity debt securities at September 30, 2024 or December 31, 2023. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $5.3 million and $4.5 million at September 30, 2024 and December 31, 2023, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no proceeds from sales of securities available-for-sale, nor associated gains and losses on sales and calls of securities, for the three and nine months ended September 30, 2024 and 2023, respectively.

Securities posted and pledged as collateral were $589.8 million and $464.5 million at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, of those pledged, the carrying amounts of securities pledged as collateral for public fund deposits were $521.8 million and $390.3 million, respectively, and for customer repurchase agreements of $40.4 million and $47.8 million, respectively. There were no securities pledged to the Federal Reserve Bank ("FRB") at September 30, 2024 or December 31, 2023. At September 30, 2024 and December 31, 2023, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for letters of credit and for purposes required or permitted by law. At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At September 30, 2024, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$54,931	$54,139
Due from one to five years	92,138	88,523
Due from five to ten years	157,619	146,197
Due after ten years	43,422	39,963
Mortgage-backed securities	1,287,309	1,173,286
Total	$1,635,419	$1,502,108
Held-to-maturity
Due in one year or less	$605	$603
Total	$605	$603

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates shown were categorized as follows:

	September 30,	December 31,
	2024	2023
Commercial real estate	$2,359,354	$2,317,289
Residential real estate	709,612	718,733
Construction, land development, and other land	501,181	528,275
Commercial and industrial	2,586,890	2,444,405
Installment and other	3,912	3,138
Lease financing receivables	705,110	659,686
Total loans and leases	6,866,059	6,671,526
Net unamortized deferred fees and costs	7,118	6,600
Initial direct costs	6,269	6,180
Allowance for credit losses - loans and leases	(98,860)	(101,686)
Net loans and leases	$6,780,586	$6,582,620

	September 30,	December 31,
	2024	2023
Lease financing receivables
Net minimum lease payments	$676,240	$644,507
Unguaranteed residual values	115,439	92,127
Unearned income	(86,569)	(76,948)
Total lease financing receivables	705,110	659,686
Initial direct costs	6,269	6,180
Lease financial receivables before allowance for credits losses - loans and leases	$711,379	$665,866

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At September 30, 2024 and December 31, 2023, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $88.1 million and $93.3 million, respectively. At September 30, 2024 and December 31, 2023, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.6 million and $26.2 million, respectively, which are included in total loans and leases. At September 30, 2024 and December 31, 2023, installment and other loans included overdraft deposits of $618,000 and $754,000, respectively, which were reclassified as loans. At September 30, 2024 and December 31, 2023, loans and leases and loans held for sale pledged as security for borrowings were $2.0 billion and $2.2 billion, respectively. Accrued interest on loans and leases was $34.7 million and $38.9 million for the quarters ended September 30, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The minimum annual lease payments for lease financing receivables as of September 30, 2024 are summarized as follows:

Minimum Lease Payments
2024	$56,032
2025	232,899
2026	183,571
2027	121,473
2028	63,854
Thereafter	18,411
Total	$676,240

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of September 30, 2024 and December 31, 2023:

September 30, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,040,072	$95,240	$227,035	$2,362,347
Residential real estate	497,034	31,362	181,976	710,372
Construction, land development, and other land	415,636	4	84,172	499,812
Commercial and industrial	2,476,177	14,526	100,852	2,591,555
Installment and other	3,839	110	32	3,981
Lease financing receivables	711,233	—	146	711,379
Total loans and leases	$6,143,991	$141,242	$594,213	$6,879,446

December 31, 2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,907,029	$137,807	$275,476	$2,320,312
Residential real estate	465,133	42,510	211,887	719,530
Construction, land development, and other land	415,162	25,331	86,344	526,837
Commercial and industrial	2,311,563	19,460	117,538	2,448,561
Installment and other	2,919	125	156	3,200
Lease financing receivables	665,239	—	627	665,866
Total loans and leases	$5,767,045	$225,233	$692,028	$6,684,306

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $4.9 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively, were as follows:

	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$138,363	$95,240	$185,007	$137,807
Residential real estate	75,970	31,362	88,036	42,510
Construction, land development, and other land	6,673	4	32,140	25,331
Commercial and industrial	19,757	14,526	21,870	19,460
Installment and other	774	110	789	125
Total purchased credit deteriorated loans	$241,537	$141,242	$327,842	$225,233

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

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $3.8 million and $4.7 million at September 30, 2024 and December 31, 2023, respectively, were as follows:

	September 30, 2024		December 31, 2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$233,775	$227,035	$284,819	$275,476
Residential real estate	195,134	181,976	227,392	211,887
Construction, land development, and other land	84,663	84,172	87,143	86,344
Commercial and industrial	105,482	100,852	123,540	117,538
Installment and other	39	32	170	156
Lease financing receivables	146	146	628	627
Total acquired non-credit-deteriorated loans and leases	$619,239	$594,213	$723,692	$692,028

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

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of September 30, 2024 and December 31, 2023:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$234,817	$240,042	$412,993	$465,184	$219,570	$469,298	$15,414	$2,057,318
Watch	2,389	39,813	37,636	41,665	31,925	66,246	—	219,674
Special Mention	—	—	4,330	6,084	2,548	27,329	—	40,291
Substandard	—	1,590	3,747	8,612	836	30,279	—	45,064
Total	$237,206	$281,445	$458,706	$521,545	$254,879	$593,152	$15,414	$2,362,347
Gross charge-offs for the nine months ended September 30, 2024	$—	$1,424	$295	$187	$718	$2,489	$—	$5,113
Residential Real Estate
Pass	$30,218	$48,700	$130,936	$117,898	$50,426	$233,043	$60,491	$671,712
Watch	—	—	2,609	595	13,835	11,166	1,082	29,287
Special Mention	—	—	—	—	3,732	—	—	3,732
Substandard	—	579	2,249	100	—	1,700	1,013	5,641
Total	$30,218	$49,279	$135,794	$118,593	$67,993	$245,909	$62,586	$710,372
Gross charge-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$18,408	$157,084	$143,776	$97,798	$37,236	$2,852	$345	$457,499
Watch	—	4,765	4,387	15,645	—	3,081	—	27,878
Special Mention	—	1,391	1,559	11,485	—	—	—	14,435
Substandard	—	—	—	—	—	—	—	—
Total	$18,408	$163,240	$149,722	$124,928	$37,236	$5,933	$345	$499,812
Gross charge-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$281,416	$423,375	$451,891	$251,322	$89,779	$181,871	$518,089	$2,197,743
Watch	2,196	68,233	36,815	30,408	1,842	26,717	81,386	247,597
Special Mention	—	319	10,334	25,073	3,546	11,001	23,931	74,204
Substandard	$749	$7,584	$26,625	$8,888	$3,868	$15,547	$8,750	72,011
Total	$284,361	$499,511	$525,665	$315,691	$99,035	$235,136	$632,156	$2,591,555
Gross charge-offs for the nine months ended September 30, 2024	$—	$1,534	$4,377	$1,538	$1,264	$11,384	$—	$20,097
Installment and Other
Pass	$670	$342	$89	$39	$4	$388	$2,425	$3,957
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	1	1
Substandard	—	—	—	23	—	—	—	23
Total	$670	$342	$89	$62	$4	$388	$2,426	$3,981
Gross charge-offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$222,254	$259,993	$148,903	$59,646	$16,351	$483	$—	$707,630
Watch	295	734	48	—	8	—	—	1,085
Special Mention	—	—	—	—	160	—	—	160
Substandard	—	613	1,099	791	—	1	—	2,504
Total	$222,549	$261,340	$150,050	$60,437	$16,519	$484	$—	$711,379
Gross charge-offs for the nine months ended September 30, 2024	$—	$434	$560	$463	$58	$34	$—	$1,549
Total Loans and Leases
Pass	$787,783	$1,129,536	$1,288,588	$991,887	$413,366	$887,935	$596,764	$6,095,859
Watch	4,880	113,545	81,495	88,313	47,610	107,210	82,468	525,521
Special Mention	—	1,710	16,223	42,642	9,986	38,330	23,932	132,823
Substandard	749	10,366	33,720	18,414	4,704	47,527	9,763	125,243
Total	$793,412	$1,255,157	$1,420,026	$1,141,256	$475,666	$1,081,002	$712,927	$6,879,446
Gross charge-offs for the nine months ended September 30, 2024	$—	$3,392	$5,232	$2,188	$2,040	$13,907	$—	$26,759

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Loans
Commercial Real Estate
Pass	$247,856	$452,127	$516,624	$229,053	$143,283	$388,872	$28,360	$2,006,175
Watch	12,501	22,094	26,408	46,713	20,364	68,003	—	196,083
Special Mention	—	799	10,752	2,618	12,751	25,790	—	52,710
Substandard	—	2,888	5,841	1,771	7,483	46,532	829	65,344
Total	$260,357	$477,908	$559,625	$280,155	$183,881	$529,197	$29,189	$2,320,312
Gross charge-offs, year ended December 31, 2023	$—	$193	$60	$1,511	$4,054	$3,911	$—	$9,729
Residential Real Estate
Pass	$55,178	$135,477	$104,005	$54,651	$37,806	$225,593	$57,865	$670,575
Watch	—	4,811	—	17,417	7,167	8,708	1,597	39,700
Special Mention	—	—	—	3,594	127	1	413	4,135
Substandard	—	—	107	189	349	3,523	952	5,120
Total	$55,178	$140,288	$104,112	$75,851	$45,449	$237,825	$60,827	$719,530
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$21	$—	$21
Construction, Land Development, & Land
Pass	$82,449	$145,174	$184,544	$35,466	$9,772	$1,429	$174	$459,008
Watch	1,392	13,990	21,313	18,716	3,125	—	—	58,536
Special Mention	—	—	9,279	—	—	—	—	9,279
Substandard	—	—	—	—	—	14	—	14
Total	$83,841	$159,164	$215,136	$54,182	$12,897	$1,443	$174	$526,837
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$475,720	$514,902	$288,392	$109,430	$73,059	$147,168	$524,348	$2,133,019
Watch	41,027	33,080	50,407	1,385	6,951	18,180	39,531	190,561
Special Mention	—	6,164	10,595	2,631	1,112	6,643	36,354	63,499
Substandard	—	7,332	6,067	6,431	10,116	18,381	13,155	61,482
Total	$516,747	$561,478	$355,461	$119,877	$91,238	$190,372	$613,388	$2,448,561
Gross charge-offs, year ended December 31, 2023	$1,518	$1,938	$5,372	$4,451	$1,087	$1,045	$—	$15,411
Installment and Other
Pass	$564	$132	$79	$133	$28	$424	$1,814	$3,174
Watch	—	—	25	—	—	1	—	26
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$564	$132	$104	$133	$28	$425	$1,814	$3,200
Gross charge-offs, year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$—	$3
Lease Financing Receivables
Pass	$327,099	$207,640	$93,242	$29,343	$5,443	$856	$—	$663,623
Watch	—	67	1,008	16	—	—	—	1,091
Special Mention	—	—	—	179	101	36	—	316
Substandard	259	138	384	55	—	—	—	836
Total	$327,358	$207,845	$94,634	$29,593	$5,544	$892	$—	$665,866
Gross charge-offs, year ended December 31, 2023	$734	$886	$549	$139	$75	$54	$—	$2,437
Total Loans and Leases
Pass	$1,188,866	$1,455,452	$1,186,886	$458,076	$269,391	$764,342	$612,561	$5,935,574
Watch	54,920	74,042	99,161	84,247	37,607	94,892	41,128	485,997
Special Mention	—	6,963	30,626	9,022	14,091	32,470	36,767	129,939
Substandard	259	10,358	12,399	8,446	17,948	68,450	14,936	132,796
Total	$1,244,045	$1,546,815	$1,329,072	$559,791	$339,037	$960,154	$705,392	$6,684,306
Gross charge-offs, year ended December 31, 2023	$2,252	$3,017	$5,981	$6,101	$5,216	$5,034	$—	$27,601

At September 30, 2024 and at December 31, 2023 there were no loans or leases which were risk rated Doubtful or Loss. As of September 30, 2024 and December 31, 2023, respectively, there were $78.4 million and $52.2 million of term loans that had been converted from revolving loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at September 30, 2024 and December 31, 2023:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$237,081	$279,855	$455,422	$517,237	$254,618	$568,823	$15,414	$2,328,450
30-59 Days Past Due	125	—	—	—	—	2,920	—	3,045
60-89 Days Past Due	—	—	636	—	—	914	—	1,550
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,590	2,648	4,308	261	20,495	—	29,302
Total Past Due	125	1,590	3,284	4,308	261	24,329	—	33,897
Total	$237,206	$281,445	$458,706	$521,545	$254,879	$593,152	$15,414	$2,362,347
Residential Real Estate
Current	$30,218	$49,279	$133,545	$118,493	$67,993	$244,299	$61,218	$705,045
30-59 Days Past Due	—	—	—	—	—	44	355	399
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	2,249	100	—	1,566	1,013	4,928
Total Past Due	—	—	2,249	100	—	1,610	1,368	5,327
Total	$30,218	$49,279	$135,794	$118,593	$67,993	$245,909	$62,586	$710,372
Construction, Land Development, & Land
Current	$18,408	$163,240	$149,722	$124,928	$37,236	$5,933	$345	$499,812
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$18,408	$163,240	$149,722	$124,928	$37,236	$5,933	$345	$499,812
Commercial & Industrial
Current	$283,611	$491,992	$512,755	$313,279	$95,712	$219,696	$628,404	$2,545,449
30-59 Days Past Due	—	—	158	—	—	—	359	517
60-89 Days Past Due	658	370	1,753	256	628	7,689	479	11,833
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	92	7,149	10,999	2,156	2,695	7,751	2,914	33,756
Total Past Due	750	7,519	12,910	2,412	3,323	15,440	3,752	46,106
Total	$284,361	$499,511	$525,665	$315,691	$99,035	$235,136	$632,156	$2,591,555
Installment and Other
Current	$670	$342	$89	$39	$4	$388	$2,426	$3,958
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	—	23
Total Past Due	—	—	—	23	—	—	—	23
Total	$670	$342	$89	$62	$4	$388	$2,426	$3,981
Lease Financing Receivables
Current	$220,256	$257,011	$146,932	$58,597	$16,238	$478	$—	$699,512
30-59 Days Past Due	1,724	2,118	889	341	120	5	—	5,197
60-89 Days Past Due	569	1,598	1,130	714	161	—	—	4,172
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	613	1,099	785	—	1	—	2,498
Total Past Due	2,293	4,329	3,118	1,840	281	6	—	11,867
Total	$222,549	$261,340	$150,050	$60,437	$16,519	$484	$—	$711,379
Total Loans and Leases
Current	$790,244	$1,241,719	$1,398,465	$1,132,573	$471,801	$1,039,617	$707,807	$6,782,226
30-59 Days Past Due	1,849	2,118	1,047	341	120	2,969	714	9,158
60-89 Days Past Due	1,227	1,968	3,519	970	789	8,603	479	17,555
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	92	9,352	16,995	7,372	2,956	29,813	3,927	70,507
Total Past Due	3,168	13,438	21,561	8,683	3,865	41,385	5,120	97,220
Total	$793,412	$1,255,157	$1,420,026	$1,141,256	$475,666	$1,081,002	$712,927	$6,879,446

Total non-accrual loans without an allowance included $6.5 million of commercial real estate loans, $3.0 million of residential real estate, and $3.3 million of commercial and industrial loans as of September 30, 2024. The Company

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

recognized $514,000 and $1.8 million of interest income on non-accrual loans and leases for the three and nine months ended September 30, 2024, respectively.

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

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans, $3.6 million of residential real estate loans, and $2.3 million of commercial and industrial loans, as of December 31, 2023. The Company

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

recognized $770,000 and $2.8 million of interest income on non-accrual loans and leases for the three and nine months ended September 30, 2023, respectively.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2024 are as follows:

September 30, 2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Provision/(recapture)	1,210	(121)	(115)	6,286	16	321	7,597
Charge-offs	(1,615)	—	—	(6,948)	—	(496)	(9,059)
Recoveries	193	3	—	313	—	83	592
Ending balance	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Nine months ended
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture)	(1,592)	(595)	(298)	22,683	10	1,158	21,366
Charge-offs	(5,113)	—	—	(20,097)	—	(1,549)	(26,759)
Recoveries	1,108	5	—	867	—	587	2,567
Ending balance	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ending balance:
Individually evaluated for impairment	$6,547	$82	$—	$18,364	$—	$—	$24,993
Collectively evaluated for impairment	21,093	2,823	2,608	38,871	46	8,426	73,867
Total allowance for credit losses - loans and leases	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860

Loans and leases ending balance:
Individually evaluated for impairment	$34,260	$3,591	$—	$50,627	$—	$—	$88,478
Collectively evaluated for impairment	2,328,087	706,781	499,812	2,540,928	3,981	711,379	6,790,968
Total loans and leases	$2,362,347	$710,372	$499,812	$2,591,555	$3,981	$711,379	$6,879,446

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the three and nine months ended September 30, 2023:

September 30, 2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision	1,614	941	1,168	3,329	4	809	7,865
Charge-offs	(1,360)	(12)	—	(4,200)	(3)	(604)	(6,179)
Recoveries	124	18	—	460	—	147	749
Ending balance	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Nine months ended
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture)	4,854	290	(31)	17,293	19	1,619	24,044
Charge-offs	(5,271)	(21)	—	(8,087)	(3)	(1,370)	(14,752)
Recoveries	1,111	82	—	2,134	4	553	3,884
Ending balance	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Ending balance:
Individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Total allowance for credit losses - loans and leases	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696

Loans and leases ending balance:
Individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company decreased the allowance for credit losses - loans and leases by $870,000 and $2.8 million for the three and nine months ended September 30, 2024, respectively. The Company increased the allowance for credit losses - loans and leases by $13.0 million and $23.8 million for the three and nine months ended September 30, 2023, respectively. In 2023, a $10.6 million adjustment was made to the allowance for credit losses to account for acquired PCD loans, as a result of the Inland acquisition.

For loans individually evaluated for impairment, the Company increased the allowance for credit losses - loans and leases by $1.4 million and decreased it by $2.2 million for the three and nine months ended September 30, 2024, and increased the allowance for credit losses for loans individually evaluated by $2.4 million and $13.0 million for the three and nine months ended September 30, 2023, respectively.

For loans and leases collectively evaluated for impairment, the allowance for credit losses decreased by $2.3 million and $578,000 for the three and nine months ended September 30, 2024, respectively. For loans and leases collectively evaluated for impairment, the allowance for credit losses increased by $10.7 million and $10.8 million for the three and nine months ended September 30, 2023, respectively.

The decrease in the allowance for credit losses - loans and leases was mainly due to charge-offs of individually assessed loans previously reserved for and improvement in macro-economic factors impacting the collectively assessed portfolio.

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the three and nine months ended September 30, 2024:

Three Months Ended September 30, 2024	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$3,877	$3,877	0.2%
Commercial and industrial	245	245	0.0%
Total loans and leases	$4,122	$4,122	0.1%

Nine Months Ended September 30, 2024	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$5,320	$5,320	0.2%
Commercial and industrial	2,298	2,298	0.1%
Total loans and leases	$7,618	$7,618	0.1%

For the three months ended September 30, 2024, the financial effect of the term modifications presented above reflects a five months weighted average extension of maturity date. For the nine months ended September 30, 2024, the financial effect of the term modifications presented above reflects a four months weighted average extension of maturity date.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by type of modification:

Three Months Ended September 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$—	$25,136	$—	$25,136	1.1%
Total modified loans	$—	$25,136	$—	$25,136	0.4%

Nine Months Ended September 30, 2023	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$383	$62,394	$374	$63,151	2.6%
Total modified loans	$383	$62,394	$374	$63,151	1.0%

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

As of September 30, 2024, the amortized cost of commercial real estate loans that had a payment default and were modified in the twelve months prior to default was $2.8 million, which represented 0.12% of outstanding commercial real estate loans. Additionally, the amortized cost of commercial and industrial loans that had a payment default and were modified in the twelve months prior to default was $8.2 million, which represented 0.32% of outstanding commercial and industrial loans at September 30, 2024.

As of December 31, 2023, the amortized cost of commercial and industrial loans that had a payment default and were modified in the twelve months prior to default was $406,000, which represented 0.02% of outstanding commercial and industrial loans.

Modified loans are either collectively assessed based on portfolio risk segment and risk rating or individually assessed for loans exceeding $500,000. Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There was $1.5 million in outstanding commitments on modified loans as of September 30, 2024. There was $9.1 million in outstanding commitments on modified loans at December 31, 2023.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023:

September 30, 2024	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Other Assets	Total
Commercial real estate	$—	$6,775	$27,485	$—	$—	$—	$—	$—	$34,260
Residential real estate	—	—	—	2,221	790	579	—	—	3,590
Commercial and industrial	—	—	—	—	—	—	38,578	1,661	40,239
Total	$—	$6,775	$27,485	$2,221	$790	$579	$38,578	$1,661	$78,089

December 31, 2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Other Assets	Total
Commercial real estate	$—	$28,767	$35,572	$—	$—	$—	$—	$—	$64,339
Residential real estate	—	—	—	2,793	800	—	—	—	3,593
Construction, land development, and other land	813	—	—	—	—	—	—	—	813
Commercial and industrial	—	—	—	—	—	—	44,749	—	44,749
Total	$813	$28,767	$35,572	$2,793	$800	$—	$44,749	$—	$113,494

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$2,555	$3,639	$3,636	$4,203
Provision/(recapture) for unfunded commitments	(122)	937	(1,203)	373
Ending balance	$2,433	$4,576	$2,433	$4,576

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$19,617	$21,715	$19,844	$19,172
Additions, net	1,511	1,674	4,455	4,426
Changes in fair value	(2,183)	(3,646)	(5,354)	(3,855)
Ending balance	$18,945	$19,743	$18,945	$19,743

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Loan portfolios serviced for:
SBA guaranteed loans	$1,514,175	$1,530,401
USDA guaranteed loans	188,337	197,942
Total	$1,702,512	$1,728,343

Loan servicing revenue totaled $3.2 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. Loan servicing revenue totaled $9.8 million and $10.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $2.2 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $5.4 million and $3.9 million for nine months ended September 30, 2024 and 2023, respectively.

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

Note 7—Other Real Estate Owned

Other real estate owned ("OREO") is included in accrued interest receivable and other assets in the Company's Condensed Consolidated Statements of Financial Condition. The following table presents the change in OREO for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$780	$2,265	$1,200	$4,717
Net additions to OREO	30	72	35	571
Proceeds from sales of OREO	(260)	(614)	(740)	(3,173)
Gains (losses) on sales of OREO	(18)	(39)	37	(88)
Valuation adjustments	—	(13)	—	(356)
Ending balance	$532	$1,671	$532	$1,671

At September 30, 2024, and December 31, 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2024, and December 31, 2023, there was $818,000 and $27,000 of consumer mortgage loans secured by residential real estate properties in foreclosure, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

There were no internally financed sales of OREO for the three and nine months ended September 30, 2024 and 2023.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the periods indicated:

	Balance Sheet Line Item	September 30, 2024	December 31, 2023
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,070	$12,474
Operating lease liability	Accrued interest payable and other liabilities	11,361	14,268

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At September 30, 2024, the weighted average discount rate of operating leases was 3.10% and the weighted average remaining life of operating leases was 5.1 years, compared to 2.90% and 6.1 years as of December 31, 2023.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$666	$770	$2,051	$2,014
Short-term lease cost	120	127	386	295
Variable lease cost	423	470	1,257	1,239
Less: Sublease income	(131)	(160)	(391)	(475)
Total lease cost, net	$1,078	$1,207	$3,303	$3,073

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $950,000 and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. For the quarter ended September 30, 2023, operating cash flows paid included early termination payments of $471,000 for two of the Company’s previously closed branch facilities, resulting in a gain of $838,000. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $3.1 million for each of the nine months ended September 30, 2024 and 2023, respectively.

The Company recorded $687,000 and $3.8 million of right-of-use lease assets in exchange for operating lease liabilities for the three months ended September 30, 2024 and 2023, respectively. The Company recorded $1.8 million and $4.8 million of right-of-use lease assets in exchange for operating lease liabilities for the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2023, the additions recorded to right-of-use assets and operating lease liabilities included $3.8 million related to the acquisition of Inland.

During the nine months ended September 30, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in the of the second quarter of 2024. There were no impairment charges taken during the three months ended September 30, 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

other non-interest expense. During the three and nine months ended September 30, 2023, the Company recorded $394,000 of impairment related to an acquired non-branch facility lease. Impairments were recognized on leasehold improvements and are reflected in other non-interest expense.

The future minimum lease payments for operating leases, subsequent to September 30, 2024, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
2024	$945
2025	3,395
2026	2,484
2027	1,576
2028	1,254
Thereafter	2,927
Total undiscounted lease payments	12,581
Less: Imputed interest	(1,220)
Net lease liabilities	$11,361

The total amount of minimum rentals to be received in the future on these subleases is approximately $974,000, and the leases have contractual lives extending through 2028. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$17,837	$1,246	$148,353	$6,110	$1,514
Additions	—	—	—	33,352	17,250	—
Amortization	—	(1,278)	(67)	—	(1,484)	(67)
Ending balance	$181,705	$16,559	$1,179	$181,705	$21,876	$1,447
Accumulated amortization	N/A	$56,157	$2,037	N/A	$50,840	$1,769
Weighted average remaining amortization period	N/A	7.7 years	4.4 years	N/A	8.4 years	5.4 years

	For the Nine Months Ended September 30,
	2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648
Additions	—	—	—	33,352	17,250	—
Amortization	—	(3,834)	(201)	—	(4,260)	(201)
Ending balance	$181,705	$16,559	$1,179	$181,705	$21,876	$1,447
Accumulated amortization	N/A	$56,157	$2,037	N/A	$50,840	$1,769
Weighted average remaining amortization period	N/A	7.7 years	4.4 years	N/A	8.4 years	5.4 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company added additional goodwill and core deposit intangible assets in conjunction with the Inland acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2024:

Estimated Amortization
2024	$1,345
2025	4,473
2026	3,566
2027	2,676
2028	2,101
Thereafter	3,577
Total	$17,738

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2024 and 2023 was 25.1% and 26.0%, respectively. The Company recorded discrete income tax benefit of $1.3 million and $196,000 related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2024 and 2023, respectively.

Net deferred tax assets decreased to $37.7 million at September 30, 2024 compared to $50.1 million at December 31, 2023. The net decrease in the total net deferred tax assets was primarily a result of a decreases in unrealized losses on available-for-sale securities.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 11—Deposits

The composition of deposits was as follows as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Non-interest-bearing demand deposits	$1,729,908	$1,905,876
Interest-bearing checking accounts	749,721	577,609
Money market demand accounts	2,426,522	2,266,030
Other savings	489,618	542,532
Time deposits (below $250,000)	1,639,658	1,520,082
Time deposits ($250,000 and above)	462,460	364,870
Total deposits	$7,497,887	$7,176,999

There were $428.6 million and $480.0 million of brokered deposits included in time deposits below $250,000 at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the scheduled maturities of time deposits were:

Scheduled Maturities
2024	$638,936
2025	1,448,003
2026	8,622
2027	4,981
2028	1,121
Thereafter	455
Total	$2,102,118

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	September 30,	December 31,
	2024	2023
Federal Home Loan Bank advances	$470,000	$325,000
Securities sold under agreements to repurchase	35,453	40,607
Term loan	13,333	18,333
Line of credit	—	11,250
Total	$518,786	$395,190

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2024 and December 31, 2023, there were no outstanding advances under the Federal Reserve Bank discount window line. We pledge loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, we entered into a Letter Agreement with the Federal Reserve Bank of Chicago ("FRB") that allowed the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, we opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledged securities to the FBR as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP are prepayable at any time without a prepayment penalty. On September 19, 2024, we repaid the BTFP advance in full.

At September 30, 2024, one variable-rate Federal Home Loan Bank (“FHLB”) advance totaled $250.0 million, with an interest rate of 5.00% and a maturity in December 2024. One fixed-rate advance was $220.0 million at September 30, 2024, with an interest rates of 4.94% that matured in October 2024. Advances from the FHLB are collateralized by residential real estate loans and commercial real estate loans. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

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

At September 30, 2024, the variable term loan had an interest rate of 7.50% and an outstanding balance of $13.3 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At September 30, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%.

The following table presents short-term credit lines available for use as of the dates presented:

	September 30,	December 31,
	2024	2023
Federal Home Loan Bank line	$2,878,966	$2,781,747
Federal Reserve Bank of Chicago discount window line	780,977	866,490
Available federal funds lines	127,500	123,750

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

As of September 30, 2024, the net liability outstanding of the subordinated notes was $74.0 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

At September 30, 2024 and December 31, 2023, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	September 30, 2024	December 31, 2023	Contractual Rate September 30, 2024	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	7.99%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	6.99%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	5,000	8.29%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	10,000	6.81%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	10,000	6.86%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	7,000	6.88%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	10,000	6.63%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(16,217)	(16,548)
Total liability, at carrying value		$70,783	$70,452

(1) SOFR is three-month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

plus 2.79% (7.99% and 8.43% at September 30, 2024 and December 31, 2023, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009.

As part of the First Evanston acquisition, the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (6.99% and 7.43% at September 30, 2024 and December 31, 2023, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$204,866	$1,845,018	$2,049,884	$269,325	$2,013,819	$2,283,144
Letters of credit	630	63,404	64,034	612	67,443	68,055
Total	$205,496	$1,908,422	$2,113,918	$269,937	$2,081,262	$2,351,199

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$42,512	$42,512	$—	$—
U.S. Government agencies	150,539		150,539
Obligations of states, municipalities, and political subdivisions	82,283	—	82,283	—
Mortgage-backed securities; residential
Agency	812,787	—	812,787	—
Non-Agency	128,330	—	128,330	—
Mortgage-backed securities; commercial
Agency	232,169	—	232,169	—
Corporate securities	38,077	—	38,077	—
Asset-backed securities	15,411	—	15,411	—
Equity and other securities, at fair value
Mutual funds	2,605	2,605	—	—
Equity securities	6,527	—	6,239	288
Servicing assets	18,945	—	—	18,945
Derivative assets	40,620	—	40,620	—
Financial liabilities
Derivative liabilities	14,513	—	14,513	—

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$115,434	$115,434	$—	$—
U.S. Government agencies	130,695	—	130,695	—
Obligations of states, municipalities, and political subdivisions	82,275	—	82,275
Mortgage-backed securities; residential
Agency	695,803	—	695,803	—
Non-Agency	100,260	—	100,260	—
Mortgage-backed securities; commercial
Agency	147,204	—	147,204	—
Corporate securities	36,171	—	36,171	—
Asset-backed securities	34,638	—	34,638	—
Equity and other securities, at fair value
Mutual funds	2,554	2,554	—	—
Equity securities	6,189	—	5,908	281
Servicing assets	19,844	—	—	19,844
Derivative assets	56,923	—	56,923	—
Financial liabilities
Derivative liabilities	19,345	—	19,345	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Investment Securities		Servicing Assets
Balance, beginning of period	$281	$666	$19,844	$19,172
Additions, net	—	—	4,455	4,426
Maturity	—	(400)	—	—
Accretion of discount	—	82	—	—
Change in fair value	7	(67)	(5,354)	(3,855)
Balance, end of period	$288	$281	$18,945	$19,743

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2024:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 34.7%	16.8%	Decrease
		Discount rate	6.1% - 56.8%	11.7%	Decrease
		Expected weighted average loan life	0.0 - 8.0 Years	3.6 Years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$27,713	$—	$—	$27,713
Residential real estate	3,509	—	—	3,509
Commercial and industrial	32,263	—	—	32,263
Assets held for sale	2,676	—	—	2,676
Other real estate owned	532	—	—	532

		Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$51,978	$—	$—	$51,978
Residential real estate	3,593	—	—	3,593
Construction, land development, and other land	813	—	—	813
Commercial and industrial	29,869	—	—	29,869
Assets held for sale	4,484	—	—	4,484
Other real estate owned	1,200	—	—	1,200

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2024		2023
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$77,047	$77,047	$60,431	$60,431
Interest bearing deposits with other banks	2	375,549	375,549	165,705	165,705
Securities held-to-maturity	2	605	603	1,157	1,149
Restricted stock	2	22,743	22,743	16,304	16,304
Loans held for sale	3	19,955	20,672	18,005	19,136
Loans and lease receivables, net (less impaired loans at fair value)	3	6,717,101	6,538,295	6,496,367	6,326,413
Accrued interest receivable	3	40,731	40,731	43,922	43,922
Financial liabilities
Non-interest-bearing deposits	2	1,729,908	1,729,908	1,905,876	1,905,876
Interest-bearing deposits	2	5,767,979	5,770,206	5,271,123	5,268,926
Accrued interest payable	2	20,162	20,162	22,233	22,233
Federal Home Loan Bank advances	2	470,000	470,000	325,000	325,000
Securities sold under repurchase agreement	2	35,453	35,453	40,607	40,607
Term Loan	2	13,333	13,333	18,333	18,333
Line of credit	2	—	—	11,250	11,250
Subordinated notes	2	73,997	73,802	73,866	76,063
Junior subordinated debentures	3	70,783	74,635	70,452	72,701

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$26,198	$—	$650,000	$37,475	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	804,488	14,417	(14,485)	706,126	19,447	(19,345)
Other credit derivatives	12,718	5	(28)	3,602	1	—
Total derivatives	$1,467,206	$40,620	$(14,513)	$1,359,728	$56,923	$(19,345)

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

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2024, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of September 30, 2024, pay-fixed interest rate swaps are comprised of six effective hedges, and the receive-fixed interest rate swaps are comprised of four effective hedges.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $4.6 million of interest income recorded for each of the three months ended September 30, 2024 and 2023, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions included $14.2 million and $10.4 million of interest income recorded during nine months ended September 30, 2024 and 2023, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of September 30, 2024, the Company estimates $13.5 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

on the effective dates. The remaining unamortized balance was $3.0 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively.

The following table reflects the cash flow hedges as of September 30, 2024:

Notional amounts	$650,000
Derivative assets fair value	26,198
Derivative liabilities fair value	—
Weighted average remaining maturity	2.2 years

Receive rates are determined at the time the swaps become effective. As of September 30, 2024, the weighted average pay rates of the pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 5.13%. As of September 30, 2024, the weighted average pay rates of the receive-fixed interest rate swaps of $200.0 million were 8.30% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the nine months ended:

	September 30, 2024			September 30, 2023
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$2,417	$14,192	$—	$13,357	$10,381	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $804.5 million as of September 30, 2024 with maturities ranging from October 2024 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2024 and 2023, there were $811,000 and $115,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2024 and 2023, there were $925,000 and $587,000 of net transaction fees, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of September 30, 2024:

Notional amounts	$804,488
Derivative assets fair value	14,417
Derivative liabilities fair value	14,485
Weighted average pay rates	4.59%
Weighted average receive rates	5.41%
Weighted average remaining maturity	4.0 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of September 30, 2024 and December 31, 2023, the notional amount of risk participated in was $10.4 million and $1.2 million, respectively, and the notional amount of risk participated

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

out was $2.3 million and $2.4 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of September 30, 2024 and December 31, 2023. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Other interest rate derivatives	$263	$423	$170	$230
Other credit derivatives	7	—	(47)	—
Total	$270	$423	$123	$230

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the periods indicated:

	September 30, 2024		December 31, 2023
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$40,620	$(14,513)	$56,923	$(19,345)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$40,620	$(14,513)	$56,923	$(19,345)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(2,021)	2,021	(925)	925
Collateral posted	(35,590)	—	(54,930)	—
Net credit exposure	$3,009	$(12,492)	$1,068	$(18,420)

As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.5 million. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $2.0 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2024, there were 806,210 shares available for future grants under the Omnibus Plan.

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

The following table discloses the changes in restricted shares for the nine months ended September 30, 2024:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2024	627,271	$24.24
Granted	376,799	20.92
Incremental performance shares issued and vested	13,632
Vested	(240,380)	22.57
Forfeited	(15,148)	24.28
Ending balance outstanding at September 30, 2024	762,174	$23.04

A total of 240,380 restricted shares vested during the nine months ended September 30, 2024. A total of 238,638 restricted shares vested during the year ended December 31, 2023. The fair value of restricted shares that vested during the nine months ended September 30, 2024 was $5.1 million. The fair value of restricted shares that vested during the year ended December 31, 2023 was $5.7 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Total share-based compensation - restricted stock	$5,582	$4,922
Income tax benefit	1,517	1,322
Unrecognized compensation expense	11,567	11,189
Weighted average remaining amortization period	1.9 years	2.1 years

The fair value of the unvested restricted stock awards at September 30, 2024 was $20.4 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan (“BYB Plan”). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 365,423 shares remain outstanding under the BYB Plan at September 30, 2024.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at September 30, 2024.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2024:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	768,564	$11.31	$9,413	1.5
Exercised	(403,141)	11.18	$5,556
Expired	—
Ending balance outstanding at September 30, 2024	365,423	$11.46	$5,596	0.8
Exercisable at September 30, 2024	365,423	$11.46	$5,596	0.8

A total of 403,141 stock options were exercised during the nine months ended September 30, 2024. Proceeds from exercise of stock options were $2.1 million and had a related tax benefit of $1.5 million for the nine months ended September 30, 2024. No stock options were exercised during the year ended December 31, 2023. No stock options vested during the nine months ended September 30, 2024 or the year ended December 31, 2023. No stock option compensation expense was recognized for the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2024:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	103,135	$11.95	$1,197	1.9
Exercised	(36,805)	$11.68	$554
Expired	—
Ending balance outstanding at September 30, 2024	66,330	$12.10	$973	1.6
Exercisable at September 30, 2024	66,330	$12.10	$973	1.6

A total of 36,805 stock Adjusted Options were exercised during the nine months ended September 30, 2024. Proceeds from exercise of Adjusted Options were $430,000 and had a related tax benefit of $148,000 for the nine months ended September 30, 2024. A total of 59,153 Adjusted Options were exercised during the during the year ended December 31, 2023, with proceeds of $659,000 and a related tax benefit of $158,000.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 431,753 and 901,086 shares of common stock were outstanding as of September 30, 2024 and 2023, respectively. There were 762,174 and 675,222 restricted stock awards outstanding at September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, there were no anti-dilutive weighted average shares outstanding.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$30,328	$28,222	$90,439	$78,274
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,516,006	43,025,927	43,379,038	39,027,450
Incremental shares	450,183	432,183	384,156	435,402
Weighted-average common stock outstanding (dilutive)	43,966,189	43,458,110	43,763,194	39,462,852
Basic earnings per common share	$0.70	$0.66	$2.08	$2.01
Diluted earnings per common share	$0.69	$0.65	$2.07	$1.98

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	46,180,735	45,714,241
Shares outstanding	44,384,706	43,764,056
Treasury shares	1,796,029	1,950,185

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

We did not purchase any shares under either stock repurchase program during the three or nine months ended September 30, 2024 and 2023.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For each of the three months ended September 30, 2024 and 2023, cash dividends were declared and paid to stockholders of record of our common stock of $0.09 per share. For each of the nine months ended September 30, 2024 and 2023, cash dividends were declared and paid to stockholders of record of our common stock of $0.27 per share.

On October 22, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on November 19, 2024 to stockholders of record of our common stock as of November 5, 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2023	$36,433	$(151,295)	$(114,862)
Other comprehensive income (loss), net of tax	63	(27,360)	(27,297)
Balance, September 30, 2023	$36,496	$(178,655)	$(142,159)

Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	2,181	(26,790)	(24,609)
Balance, September 30, 2023	$36,496	$(178,655)	$(142,159)

Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)
Other comprehensive income (loss), net of tax	(6,175)	38,966	32,791
Balance, September 30, 2024	$21,497	$(100,175)	$(78,678)

Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive income (loss), net of tax	(8,634)	30,073	21,439
Balance, September 30, 2024	$21,497	$(100,175)	$(78,678)

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) and 504 lender in Illinois for the fiscal year ended September 30, 2024.

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

We reported consolidated net income of $30.3 million, or $0.70 per basic and $0.69 diluted common share, and $90.4 million or $2.08 per basic and $2.07 per diluted share for the three and nine months ended September 30, 2024, compared to net income of $28.2 million, or $0.66 per basic and $0.65 per diluted common share, and $78.3 million or $2.01 per basic and $1.98 per diluted share and for the three and nine months ended September 30, 2023, an increase of $2.1 million and $12.2 million, respectively.

For the three months ended September 30, 2024 compared to the same period in the prior year, the increase in net income was attributable to a $3.6 million decrease in non-interest expense, and a $2.0 million increase in non-interest income, offset by a $5.0 million decrease in net interest income. For the nine months ended September 30, 2024 compared to the same period in the prior year, the increase to net income was primarily attributable to a $15.2 million increase in net interest income and a $4.3 million decrease in the provision for credit losses, offset by a $5.3 million increase in non-interest expenses and a $2.8 million increase to the provision for income taxes.

Dividends declared on common shares were $4.0 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. Dividends paid on common shares were $3.9 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively. Dividends declared on common shares were $11.9 million and $10.7 million for the nine months ended September 30, 2024 and 2023, respectively. Dividends paid on common shares were $11.9 million and $10.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Our results of operations for the three months ended September 30, 2024 and 2023 yielded an annualized return on average assets of 1.29% and 1.30% and an annualized return on average stockholders’ equity of 11.39% and 12.11%, respectively. Our results of operations for the nine months ended September 30, 2024 and 2023 yielded an annualized return on average assets of 1.32% and 1.34% and an annualized return on average stockholders’ equity of 11.81% and 12.48%, respectively.

As of September 30, 2024, we had consolidated total assets of $9.4 billion, total gross loans and leases outstanding of $6.9 billion, total deposits of $7.5 billion, and total stockholders’ equity of $1.1 billion.

Inland Bancorp, Inc. Acquisition

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc., ("Inland") under the terms of a definitive merger agreement. As a result of the merger, Inland's wholly-owned bank subsidiary, Inland Bank and Trust, was merged with and into Byline Bank. Refer to Note 3—Acquisition of a Business of our Unaudited Interim Condensed Financial Statements as of September 30, 2024, which is included in this report, for additional information.

First Security Bancorp, Inc. Acquisition

On September 30, 2024, we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of First Security Bancorp, Inc., a Delaware corporation ("First Security Bancorp"), and First Security Bancorp's wholly-owned bank subsidiary, First Security Trust and Savings Bank (“First Security’), an Illinois chartered bank. As of June 30, 2024, First Security Bancorp reported $354.8 million in assets, $201.4 million of loans, and $321.8 million of deposits. The consideration to be paid by the Company will consist of shares of Byline common stock (currently estimated at approximately 1.5 million shares), subject to adjustments as set forth in the merger agreement. Outstanding First Security Bancorp preferred shares will be redeemed in cash at closing with an estimated aggregated value of approximately $2.6 million. Completion of the transaction is subject to regulatory approvals, the approval of First Security Bancorp's stockholders, and the satisfaction of certain other closing conditions. We expect the acquisition to close in the first half of 2025.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2024, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2024, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Summary of Operations
Common Share Data
Basic earnings per common share	$0.70	$0.66	$2.08	$2.01
Diluted earnings per common share	$0.69	$0.65	$2.07	$1.98
Adjusted diluted earnings per share(1)(3)	$0.70	$0.77	$2.08	$2.15
Weighted-average common shares outstanding (basic)	43,516,006	43,025,927	43,379,038	39,027,450
Weighted-average common shares outstanding (diluted)	43,966,189	43,458,110	43,763,194	39,462,852
Common shares outstanding	44,384,706	43,719,203	44,384,706	43,719,203
Cash dividends per common share	$0.09	$0.09	$0.27	$0.27
Dividend payout ratio on common stock	13.04%	13.85%	13.04%	13.64%
Book value per common share	$24.70	$21.04	$24.70	$21.04
Tangible book value per common share(1)	$20.21	$16.35	$20.21	$16.35
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	3.88%	4.46%	3.95%	4.39%
Net interest margin, fully taxable equivalent (1)(4)	3.89%	4.47%	3.96%	4.40%
Average cost of deposits	2.76%	2.13%	2.65%	1.70%
Efficiency ratio(2)	52.02%	53.75%	52.05%	52.96%
Adjusted efficiency ratio(1)(2)(3)	51.62%	47.35%	51.85%	49.96%
Non-interest income to total revenues(1)	14.13%	11.81%	14.13%	14.61%
Non-interest expense to average assets	2.31%	2.66%	2.35%	2.67%
Adjusted non-interest expense to average assets(1)(3)	2.29%	2.35%	2.34%	2.53%
Return on average stockholders' equity	11.39%	12.11%	11.81%	12.48%
Adjusted return on average stockholders' equity(1)(3)	11.53%	14.30%	11.88%	13.54%
Return on average assets	1.29%	1.30%	1.32%	1.34%
Adjusted return on average assets(1)(3)	1.30%	1.53%	1.32%	1.46%
Pre-tax pre-provision return on average assets(1)	2.02%	2.16%	2.05%	2.23%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.03%	2.46%	2.06%	2.38%
Return on average tangible common stockholders' equity(1)	14.49%	16.15%	15.19%	16.37%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.67%	18.95%	15.28%	17.72%
Non-interest-bearing deposits to total deposits	23.07%	28.18%	23.07%	28.18%
Loans and leases held for sale and loans and leases held for investment to total deposits	92.02%	95.21%	92.02%	95.21%
Deposits to total liabilities	90.03%	86.67%	90.03%	86.67%
Deposits per branch	$162,998	$144,869	$162,998	$144,869
Asset Quality Ratios (annualized where applicable)
Non-performing loans and leases to total loans and leases held for investment	1.02%	0.79%	1.02%	0.79%
Non-performing assets to total assets	0.75%	0.60%	0.75%	0.60%
ACL to total loans and leases held for investment, net before ACL	1.44%	1.60%	1.44%	1.60%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.49%	0.33%	0.48%	0.25%
Capital Ratios
Common equity to total assets	11.63%	10.29%	11.63%	10.29%
Tangible common equity to tangible assets(1)	9.72%	8.18%	9.72%	8.18%
Leverage ratio	11.18%	10.75%	11.18%	10.75%
Common equity tier 1 capital ratio	11.35%	10.08%	11.35%	10.08%
Tier 1 capital ratio	12.39%	11.12%	12.39%	11.12%
Total capital ratio	14.41%	13.17%	14.41%	13.17%

(1) Represents a non-GAAP financial measure. See “Reconciliations of non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measure.

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

We reported consolidated net income of $30.3 million for the three months ended September 30, 2024 compared to net income of $28.2 million for the three months ended September 30, 2023, an increase of $2.1 million. The increase in net income was attributable to a $3.6 million decrease in non-interest expense, and a $2.0 million increase in non-interest income, offset by a $5.0 million decrease in net interest income. Net income was $0.70 per basic and $0.69 per diluted common share, for the three months ended September 30, 2024 compared to $0.66 per basic and $0.65 per diluted common share, for the three months ended September 30, 2023.

The decrease in non-interest expense was primarily due to decreases in data processing expense attributable to the Inland transaction. The increase in non-interest income was mainly due to a decrease in the downward revaluation of the loan servicing asset. The decrease in net interest income was mainly a result of higher rates paid on deposits.

Our annualized return on average assets was 1.29% for the three months ended September 30, 2024 compared to 1.30% for the three months ended September 30, 2023. Our annualized return on average stockholders’ equity was 11.39% for the three months ended September 30, 2024 compared to 12.11% for the three months ended September 30, 2023. Our efficiency ratio was 52.02% for the three months ended September 30, 2024 compared to 53.75% for the three months ended September 30, 2023.

We reported consolidated net income of $90.4 million for the nine months ended September 30, 2024 compared to net income of $78.3 million for the nine months ended September 30, 2023, an increase of $12.2 million. The increase in net income was primarily attributable to a $15.2 million increase in net interest income and a decrease of $4.3 million in provision for credit losses, offset by an $5.3 million increase in non-interest expense, and a $2.8 million increase in the provision for income taxes. Net income was $2.08 per basic and $2.07 per diluted common share, for the nine months ended September 30, 2024 compared to $2.01 per basic and $1.98 per diluted common share, for the nine months ended September 30, 2023.

The increase in net interest income during the nine months ended September 30, 2024 was mainly a result of increased average balances and higher yields on loans and leases. The increase in non-interest expense was mostly due to an increase in salaries and employee benefits.

Our annualized return on average assets was 1.32% for the nine months ended September 30, 2024 compared to 1.34% for the nine months ended September 30, 2023. Our annualized return on average stockholders’ equity was 11.81% for the nine months ended September 30, 2024 compared to 12.48% for the nine months ended September 30, 2023. Our efficiency ratio was 52.05% for the nine months ended September 30, 2024 compared to 52.96% for the nine months ended September 30, 2023.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 2.1% of our total loan and lease portfolio compared to 3.4% at December 31, 2023.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$468,852	$5,771	4.90%	$195,019	$1,724	3.51%
Loans and leases(1)	6,827,726	128,336	7.48%	6,484,875	125,465	7.68%
Taxable securities	1,508,987	11,467	3.02%	1,371,979	8,465	2.45%
Tax-exempt securities(2)	156,085	1,091	2.78%	168,805	1,184	2.78%
Total interest-earning assets	$8,961,650	$146,665	6.51%	$8,220,678	$136,838	6.60%
Allowance for credit losses - loans and leases	(101,001)			(108,315)
All other assets	513,200			521,982
TOTAL ASSETS	$9,373,849			$8,634,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$754,586	$4,439	2.34%	$579,917	$2,208	1.51%
Money market accounts	2,386,909	21,371	3.56%	2,040,476	16,676	3.24%
Savings	495,541	190	0.15%	594,555	228	0.15%
Time deposits	2,134,587	26,076	4.86%	1,706,531	18,051	4.20%
Total interest-bearing deposits	5,771,623	52,076	3.59%	4,921,479	37,163	3.00%
Other borrowings	474,498	3,919	3.29%	463,561	3,981	3.41%
Subordinated notes and debentures	144,702	2,986	8.21%	144,171	2,994	8.24%
Total borrowings	619,200	6,905	4.44%	607,732	6,975	4.55%
Total interest-bearing liabilities	$6,390,823	$58,981	3.67%	$5,529,211	$44,138	3.17%
Non-interest-bearing demand deposits	1,741,250			1,987,996
Other liabilities	182,148			192,860
Total stockholders’ equity	1,059,628			924,278
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,373,849			$8,634,345
Net interest spread(3)			2.84%			3.43%
Net interest income, fully taxable equivalent		$87,684			$92,700
Net interest margin, fully taxable equivalent(2)(4)			3.89%			4.47%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		229	0.01%		248	0.01%
Net interest income		$87,455			$92,452
Net interest margin(4)			3.88%			4.46%

Net loan accretion impact on margin		$2,982	0.13%		$10,276	0.50%

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
(5)
Average balances are average daily balances.

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$371,747	$12,914	4.64%	$142,890	$3,207	3.00%
Loans and leases(1)	6,772,585	378,651	7.47%	5,838,611	316,942	7.26%
Taxable securities	1,468,365	32,158	2.93%	1,299,732	21,220	2.18%
Tax-exempt securities(2)	157,569	3,294	2.79%	157,338	3,158	2.68%
Total interest-earning assets	$8,770,266	$427,017	6.50%	$7,438,571	$344,527	6.19%
Allowance for credit losses - loans and leases	(102,170)			(95,234)
All other assets	514,447			455,850
TOTAL ASSETS	$9,182,543			$7,799,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$687,746	$10,964	2.13%	$575,558	$6,877	1.60%
Money market accounts	2,298,479	61,009	3.55%	1,682,311	35,203	2.80%
Savings	513,815	581	0.15%	594,396	675	0.15%
Time deposits	2,026,526	73,087	4.82%	1,336,584	35,429	3.54%
Total interest-bearing deposits	5,526,566	145,641	3.52%	4,188,849	78,184	2.50%
Other borrowings	489,507	12,182	3.32%	515,068	14,074	3.65%
Federal funds purchased	465	21	6.05%	916	36	5.30%
Subordinated notes and debentures	144,546	8,960	8.28%	122,296	7,234	7.91%
Total borrowings	634,518	21,163	4.46%	638,280	21,344	4.47%
Total interest-bearing liabilities	$6,161,084	$166,804	3.62%	$4,827,129	$99,528	2.76%
Non-interest-bearing demand deposits	1,810,648			1,970,724
Other liabilities	188,263			162,542
Total stockholders’ equity	1,022,548			838,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,182,543			$7,799,187
Net interest spread(3)			2.88%			3.43%
Net interest income, fully taxable equivalent		$260,213			$244,999
Net interest margin, fully taxable equivalent(2)(4)			3.96%			4.40%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		691	0.01%		663	0.01%
Net interest income		$259,522			$244,336
Net interest margin(4)			3.95%			4.39%

Net loan accretion impact on margin		$10,922	0.17%		$11,616	0.21%
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

	Three Months Ended September 30, 2024
	Compared to Three Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$3,366	$681	$4,047
Loans and leases(1)	6,131	(3,260)	2,871
Taxable securities	1,036	1,966	3,002
Tax-exempt securities	(93)	—	(93)
Total interest income	$10,440	$(613)	$9,827
Interest expense
Deposits
Interest checking	$1,021	$1,210	$2,231
Money market accounts	3,054	1,641	4,695
Savings	(38)	—	(38)
Time deposits	5,194	2,831	8,025
Total interest-bearing deposits	9,231	5,682	14,913
Other borrowings	79	(141)	(62)
Subordinated notes and debentures	3	(11)	(8)
Total borrowings	82	(152)	(70)
Total interest expense	$9,313	$5,530	$14,843
Net interest income, fully taxable equivalent	$1,127	$(6,143)	$(5,016)
(1)
Includes loans and leases on non-accrual status.

	Nine Months Ended September 30, 2024
	Compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$7,953	$1,754	$9,707
Loans and leases(1)	52,530	9,179	61,709
Taxable securities	3,640	7,298	10,938
Tax-exempt securities	6	130	136
Total interest income	$64,129	$18,361	$82,490
Interest expense
Deposits
Interest checking	$1,803	$2,284	$4,087
Money market accounts	16,360	9,446	25,806
Savings	(94)	—	(94)
Time deposits	24,850	12,808	37,658
Total interest-bearing deposits	42,919	24,538	67,457
Other borrowings	(623)	(1,269)	(1,892)
Federal funds purchased	(20)	5	(15)
Subordinated notes and debentures	1,386	340	1,726
Total borrowings	743	(924)	(181)
Total interest expense	$43,662	$23,614	$67,276
Net interest income, fully taxable equivalent	$20,467	$(5,253)	$15,214
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2024 was $87.5 million compared to $92.5 million during the same period in 2023, a decrease of $5.0 million, or 5.4%. Interest income increased $9.8 million for the three months ended September 30, 2024 compared to the same period in 2023 primarily a result of growth in the loan and lease portfolio, including acquired loans, and higher yields on interest earning assets. Interest expense increased by $14.8 million for the three months ended September 30, 2024 compared to the same period in 2023 mostly due growth of the deposit portfolio, including assumed deposits, change in deposit mix, and higher rates paid on interest-bearing deposits.

Net interest income for the nine months ended September 30, 2024 was $259.5 million compared to $244.3 million during the same period in 2023, an increase of $15.2 million, or 6.2%. Interest income increased $82.5 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily a result of growth in the loan and lease portfolio. Interest expense increased by $67.3 million for the nine months ended September 30, 2024 compared to the same period in 2023 mostly due growth of the deposit portfolio, including assumed deposits, change in deposit mix, and higher rates paid on interest-bearing deposits.

The net interest margin for the three months ended September 30, 2024 was 3.88%, a decrease of 58 basis points compared to 4.46% for the three months ended September 30, 2023. The decrease was primarily attributable to lower loan accretion income and higher rates paid on deposits. The net interest margin for the nine months ended September 30, 2024 was 3.95%, a decrease of 44 basis points compared to 4.39% for the nine months ended September 30, 2023. The decrease was primarily attributable to higher rates paid on deposits.

Net loan accretion income was $3.0 million for the three months ended September 30, 2024 compared to $10.3 million for the three months ended September 30, 2023, a decrease of $7.3 million mainly due to lower accretion on loans acquired in the Inland acquisition. Total net loan accretion on acquired loans contributed 13 basis points to the net interest margin for the three months ended September 30, 2024 compared to 50 basis points for the three months ended September 30, 2023.

Net loan accretion income was $10.9 million for the nine months ended September 30, 2024 compared to $11.6 million for the nine months ended September 30, 2023, a decrease of $694,000 due to lower accretion on loans acquired in the Inland acquisition. Total net loan accretion on acquired loans contributed 17 basis points to the net interest margin for the nine months ended September 30, 2024 compared to 21 basis points for the nine months ended September 30, 2023.

Assuming no additional acquisitions, we expect loan accretion income to decline over time. Based on our portfolio, the estimated projected accretion income for the remaining periods as of September 30, 2024 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2024	$1,774
2025	6,011
2026	4,397
2027	2,744
2028	1,558
Thereafter	11,583
Total	$28,067

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

The provision for credit losses was $7.5 million for the three months ended September 30, 2024, compared to $8.8 million for the three months ended September 30, 2023, a decrease of $1.3 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $7.6 million for the three months ended September 30, 2024, and $7.9 million for the three months ended September 30, 2023, a decrease of $268,000. On July 1, 2023, a $2.7 million provision for credit losses was recorded on acquired non-credit-deteriorated loans related to the Inland transaction. The provision for credit losses - unfunded commitments was a recapture of $122,000 and a provision of $937,000 for the three months ended September 30, 2024 and 2023, respectively.

The provision for credit losses was $20.2 million for the nine months ended September 30, 2024, compared to $24.4 million for the nine months ended September 30, 2023, a decrease of $4.3 million. Provision for credit losses - loans and leases was $21.4 million for the nine months ended September 30, 2024, and $24.0 million for the nine months ended September 30, 2023, a decrease of $2.7 million. The provision for credit losses - unfunded commitments reflects a recapture of $1.2 million and a provision of $373,000 for the nine months ended September 30, 2024 and 2023, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2024 Compared to 2023		YTD 2024 Compared to 2023
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,591	$2,372	$7,566	$6,725	$219	9.2%	$841	12.5%
Loan servicing revenue	3,174	3,369	9,754	10,126	(195)	(5.8)%	(372)	(3.7)%
Loan servicing asset revaluation	(2,183)	(3,646)	(5,354)	(3,855)	1,463	(40.1)%	(1,499)	38.9%
ATM and interchange fees	1,143	1,205	3,381	3,380	(62)	(5.2)%	1	0.0%
Change in fair value of equity securities, net	388	(313)	390	230	701	NM	160	69.4%
Net gains on sales of loans	5,864	6,473	17,433	17,325	(609)	(9.4)%	108	0.6%
Wealth management and trust income	1,101	939	3,200	2,902	162	17.2%	298	10.3%
Other non-interest income	2,307	1,977	6,332	4,979	330	16.7%	1,353	27.2%
Total non-interest income	$14,385	$12,376	$42,702	$41,812	$2,009	16.2%	$890	2.1%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.6 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. Fees and service charges on deposits were $7.6 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were primarily due to increases in deposit balances.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.2 million and $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2024 and 2023, respectively. We generated $9.8 million and $10.1 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $2.2 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, a change of $1.5 million. Change in the quarterly revaluation was mainly due to a decline in the discount rate. Loan servicing asset revaluation had a downward adjustment of $5.4 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively, a change of $1.5 million. Change in the year-to-date revaluation was mainly due to a decline in overall loans serviced balances and higher prepayment speeds.

Net gains on sales of loans were $5.9 million for the three months ended September 30, 2024 compared to $6.5 million for the three months ended September 30, 2023, a decrease of $609,000 or 9.4%, driven mainly by lower volume, offset by higher premiums. We sold $79.5 million of U.S. government guaranteed loans during the three months ended September 30, 2024 compared to $101.6 million during the three months ended September 30, 2023. Net gains on sales of loans were $17.4 million for the nine months ended September 30, 2024 compared to $17.3 million for the nine months ended September 30, 2023, an increase of $108,000 or 0.6%, driven by average higher premiums received in the current year, offset by a lower volume of loans sold. We sold $225.9 million of U.S. government guaranteed loans during the nine months ended September 30, 2024 compared to $253.4 million during the nine months ended September 30, 2023.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.1 million for the three months ended September 30, 2024 compared to $939,000 for the three months ended September 30, 2023, an increase of $162,000 or 17.2%. Wealth management and trust income was $3.2 million for the nine months ended September 30, 2024 compared to $2.9 million for the nine months ended September 30, 2023, an increase of $298,000 or 10.3%. Assets under administration were $747.7 million and $742.6 million as of September 30, 2024 and 2023, respectively. The increases were primarily driven by higher fees on managed assets and new products and services.

Other non-interest income was $2.3 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023, an increase of $330,000 or 16.7%. The increase was primarily driven by increased swap fee income. Other non-interest income was $6.3 million for the nine months ended September 30, 2024 compared to $5.0 million for the nine months ended September 30, 2023, an increase of $1.4 million or 27.2%. The increase was primarily driven by net gains on sales of leased equipment, income associated with bank owned life insurance, and increased swap fee income.

Non-Interest Expense

The following table presents the major components of non-interest expense for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2024 Compared to 2023		YTD 2024 Compared to 2023
	2024	2023	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$34,974	$34,969	$102,838	$95,005	$5	0.0%	$7,833	8.2%
Occupancy and equipment expense, net	4,373	5,314	14,296	14,162	(941)	(17.7)%	134	0.9%
Impairment charge on assets held for sale	—	—	—	20	—	0.0%	(20)	(100.0)%
Loan and lease related expenses	703	836	2,129	2,287	(133)	(15.9)%	(158)	(6.9)%
Legal, audit and other professional fees	3,643	3,805	10,070	10,594	(162)	(4.3)%	(524)	(5.0)%
Data processing	4,215	6,472	12,396	14,527	(2,257)	(34.9)%	(2,131)	(14.7)%
Net (gain) loss recognized on other real estate owned and other related expenses	74	111	(86)	296	(37)	(32.7)%	(382)	NM
Other intangible assets amortization expense	1,345	1,551	4,035	4,461	(206)	(13.2)%	(426)	(9.6)%
Other non-interest expense	5,000	4,833	15,668	14,667	167	3.5%	1,001	6.8%
Total non-interest expense	$54,327	$57,891	$161,346	$156,019	$(3,564)	(6.2)%	$5,327	3.4%
Salaries and employee benefits, the single largest component of our non-interest expense, totaled $35.0 million for each of the three months ended September 30, 2024 and 2023, respectively. Salaries and employee benefits, totaled $102.8 million for the nine months ended September 30, 2024 compared to $95.0 million for the nine months ended September 30, 2023, an increase of $7.8 million, or 8.2%. The increase was primarily a result of merit increases, lower deferred salaries, and higher commissions paid.

Occupancy and equipment expense, net, was $4.4 million for the three months ended September 30, 2024 compared to $5.3 million for the three months ended September 30, 2023, a decrease of $941,000 or 17.7%. The decrease was primarily as a result of lower rent and building maintenance expense. Occupancy and equipment expense, net, was $14.3 million for the nine months ended September 30, 2024 compared to $14.2 million for the nine months ended September 30, 2023, an increase of $134,000 or 0.9%. The increase was primarily due to branches acquired as a result of the Inland acquisition.

Loan and lease related expenses were $703,000 for the three months ended September 30, 2024 compared to $836,000 for the three months ended September 30, 2023, a decrease of $133,000, or 15.9%. Loan and lease related expenses were $2.1 million for the nine months ended September 30, 2024, compared to $2.3 million for the nine months ended September 30, 2023, a decrease of $158,000 or 6.9%. The decrease was primarily driven by lower government guaranteed loan expenses.

Legal, audit, and other professional fees were $3.6 million for the three months ended September 30, 2024 compared to $3.8 million for the three months ended September 30, 2023, a decrease of $162,000, or 4.3%. Legal, audit, and other professional fees were $10.1 million for the nine months ended September 30, 2024 compared to $10.6 million for the nine months ended September 30, 2023, a decrease of $524,000 or 5.0%. The decreases were principally driven by merger-related expenses incurred during 2023.

Data processing was $4.2 million for the three months ended September 30, 2024 compared to $6.5 million for the three months ended September 30, 2023, a decrease of $2.3 million or 34.9%. Data processing was $12.4 million for the nine months ended September 30, 2024, compared to $14.5 million for the nine months ended September 30, 2023, a decrease of $2.1 million or 14.7%. The decreases were driven by merger-related expenses incurred during 2023.

Other non-interest expense was $5.0 million for the three months ended September 30, 2024 compared to $4.8 million for the three months ended September 30, 2023, an increase of $167,000 or 3.5%. This increase was due to lower gains on sales of assets compared to the same period in the prior year. Other non-interest expense was $15.7 million for the nine months ended September 30, 2024, compared to $14.7 million for the nine months ended September 30, 2023, an increase of $1.0 million or 6.8%. These increases were mostly due to branch consolidation charges taken during the first half of 2024.

Our efficiency ratio was 52.02% for the three months ended September 30, 2024 compared to 53.75% for the three months ended September 30, 2023. The change in our efficiency ratio for the three months ended September 30, 2024 was driven by non-interest income growth and decrease in non-interest expense. Our adjusted efficiency ratio was 51.62% for the three months ended September 30, 2024 compared to 47.35% for the three months ended September 30, 2023. Our efficiency ratio was 52.05% for the nine months ended September 30, 2024, compared to 52.96% for the nine months ended September 30, 2023. The change in our efficiency ratio was due to higher net interest income. Our adjusted efficiency ratio was 51.92% for the nine months ended September 30, 2024, compared to 49.96% for the nine months ended September 30, 2023.

Please refer to the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2024 totaled $9.7 million compared to $9.9 million for the three months ended September 30, 2023, a decrease of $202,000, or 2.0%. The decrease in income tax expense was principally due to a higher discrete income tax benefits due to the exercise of stock options and vesting of restricted shares. Our effective tax rate was 24.3% for the three months ended September 30, 2024 and 26.0% for the three months ended September 30, 2023.

Our provision for income taxes for the nine months ended September 30, 2024 totaled $30.3 million compared to $27.4 million for the nine months ended September 30, 2023, an increase of $2.8 million or 10.3%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 25.1% for the nine months ended September 30, 2024 and 26.0% for the nine months ended September 30, 2023.

We expect our effective tax rate for 2024 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $542.3 million, or 6.1%, to $9.4 billion at September 30, 2024 compared to $8.9 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $226.5 million, or 100.1%, an increase in securities available for sale of $159.6 million, or 11.9%, and an increase of $195.1 million in loans and leases, or 2.9%, from $6.7 billion at December 31, 2023 to $6.9 billion at September 30, 2024. Our originated loan and lease portfolio increased by $377.0 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $181.8 million. The increase in our originated portfolio was primarily attributed to growth in the commercial and industrial and commercial real estate portfolios. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial and residential real estate resulting from resolutions and charge-offs.

Total liabilities increased by $436.2 million, or 5.5%, to $8.3 billion at September 30, 2024 compared to $7.9 billion at December 31, 2023. Total deposits increased by $320.9 million, or 4.5%, driven by growth in time deposits, interest bearing checking accounts, and money market accounts, offset by decreases to non-interest bearing deposits. Other borrowings increased by $123.6 million, or 31.3%, mainly due to increased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2024 or December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $159.6 million, or 11.9%, from $1.3 billion at December 31, 2023 to $1.5 billion at September 30, 2024. The increase was primarily attributed to purchases of securities, net of maturities, calls, and repayments coupled with a decrease in unrealized losses as a result of the current interest rate environment.

At September 30, 2024, our held-to-maturity securities portfolio consists of obligations of states, municipalities and political subdivisions. We carry these securities at amortized cost. Securities held-to-maturity were $605,000 at September 30, 2024, and $1.2 million at December 31, 2023, respectively.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$42,740	$42,512	$116,398	$115,434
U.S. Government agencies	163,197	150,539	147,062	130,695
Obligations of states, municipalities, and political subdivisions	85,185	82,283	86,022	82,275
Residential mortgage-backed securities
Agency	882,382	812,787	786,970	695,803
Non-agency	146,384	128,330	122,359	100,260
Commercial mortgage-backed securities
Agency	258,543	232,169	181,452	147,204
Corporate securities	40,637	38,077	40,681	36,171
Asset-backed securities	16,351	15,411	35,857	34,638
Total available-for-sale	$1,635,419	$1,502,108	$1,516,801	$1,342,480
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$603	$1,157	$1,149
Total held-to-maturity	$605	$603	$1,157	$1,149

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2024, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 268 investment securities with unrealized losses at September 30, 2024. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2024
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$27,967	1.60%	$14,773	3.78%	$—	0.00%	$—	0.00%
U.S. government agencies	22,857	1.44%	40,774	2.04%	93,362	2.60%	6,204	3.74%
Obligations of states, municipalities, and political subdivisions	4,107	2.79%	18,999	3.21%	24,861	3.68%	37,218	2.49%
Residential mortgage- backed securities
Agency	—	0.00%	30,611	1.64%	46,389	1.56%	805,382	2.87%
Non-agency	—	0.00%	—	0.00%	—	0.00%	146,384	2.76%
Commercial mortgage- backed securities
Agency	—	0.00%	2,905	2.57%	12,879	1.71%	242,759	3.41%
Corporate securities	—	0.00%	17,592	4.96%	23,045	3.65%	—	0.00%
Asset-backed securities	—	0.00%	—	0.00%	16,351	4.40%	—	0.00%
Total available-for-sale	$54,931	1.62%	$125,654	2.74%	$216,887	2.70%	$1,237,947	2.95%
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
Total held-to-maturity	$605	2.75%	$—	0.00%	$—	0.00%	$—	0.00%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.4 million at September 30, 2024, a decrease of $2.3 million from December 31, 2023.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2024 or December 31, 2023.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2024 and December 31, 2023, we held $22.7 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2024 and December 31, 2023.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2024 and December 31, 2023 were $6.9 billion and $6.7 billion, respectively, an increase of $195.1 million, or 2.9%. Originated loans and leases were $6.1 billion at September 30, 2024, an increase of $376.9 million, or 6.5%, compared to $5.8 billion at December 31, 2023. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $735.5 million at September 30, 2024, a decrease of $181.8 million, or 19.8%, compared to $917.3 million at December 31, 2023. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals of acquired loans and leases as well as resolutions and charge-offs.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of September 30, 2024, the loan portfolio included $419.5 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 18.6% retail trade, 13.1% accommodation and food services, and 10.8% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,040,072	29.7%	$1,907,029	28.5%
Residential real estate	497,034	7.2%	465,133	7.0%
Construction, land development, and other land	415,636	6.0%	415,162	6.2%
Commercial and industrial	2,476,177	36.0%	2,311,563	34.6%
Installment and other	3,839	0.1%	2,919	0.0%
Leasing financing receivables	711,233	10.3%	665,239	10.0%
Total originated loans and leases	$6,143,991	89.3%	$5,767,045	86.3%
Purchased credit deteriorated loans
Commercial real estate	$95,240	1.4%	$137,807	2.1%
Residential real estate	31,362	0.5%	42,510	0.6%
Construction, land development, and other land	4	0.0%	25,331	0.4%
Commercial and industrial	14,526	0.2%	19,460	0.3%
Installment and other	110	0.0%	125	0.0%
Total purchased credit deteriorated loans	$141,242	2.1%	$225,233	3.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$227,035	3.3%	$275,476	4.1%
Residential real estate	181,976	2.6%	211,887	3.2%
Construction, land development, and other land	84,172	1.2%	86,344	1.3%
Commercial and industrial	100,852	1.5%	117,538	1.7%
Installment and other	32	0.0%	156	0.0%
Leasing financing receivables	146	0.0%	627	0.0%
Total acquired non-credit-deteriorated loans and leases	$594,213	8.6%	$692,028	10.3%
Total loans and leases	$6,879,446	100.0%	$6,684,306	100.0%
Allowance for credit losses - loans and leases	(98,860)		(101,686)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,780,586		$6,582,620

Loans collateralized by real estate comprised 51.9% and 53.4% of the loan and lease portfolio at September 30, 2024 and December 31, 2023, respectively. Commercial real estate loans comprised the largest portion of the real estate loan portfolio as of September 30, 2024 and December 31, 2023 and totaled $2.4 billion, or 66.1% of real estate loans and 34.4% of the total loan and lease portfolio at September 30, 2024. At December 31, 2023, commercial real estate loans totaled $2.3 billion and comprised 65.1% of real estate loans and 34.7% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $137.8 million as of December 31, 2023 to $95.2 million as of September 30, 2024, a decrease of $42.6 million, or 30.9%. At September 30, 2024 and December 31, 2023, commercial real estate loans, including both owner-occupied and non-owner occupied, as a percentage of total capital were 283.2% and 299.6%, respectively. Non-owner occupied commercial real estate loans were $1.0 billion, or 87.4% and 95.9% of total capital, at each of September 30, 2024 and December 31, 2023, respectively.

Residential real estate loans totaled $710.4 million at September 30, 2024 compared to $719.5 million at December 31, 2023, a decrease of $9.2 million, or 1.3%. The residential real estate loan portfolio comprised 19.9% and 20.2% of real estate loans as of September 30, 2024 and December 31, 2023, respectively, and 10.3% and 10.8% of total loans and leases at September 30, 2024 and December 31, 2023, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $254.4 million at December 31, 2023 to $213.3 million at September 30, 2024, a decrease of $41.1 million, or 16.1%. Multifamily real estate loans were $405.3 million and $399.3 million, or 35.0% and 36.8% of total capital, at September 30, 2024 and December 31, 2023, respectively.

Construction, land development, and other land loans totaled $499.8 million at September 30, 2024 compared to $526.8 million at December 31, 2023, a decrease of $27.0 million, or 5.1%. The construction, land development and other land loan portfolio comprised 14.0% and 14.8% of real estate loans at September 30, 2024 and December 31, 2023, respectively, and 7.3% and 7.9% of the total loan and lease portfolio at September 30, 2024 and December 31, 2023, respectively. The construction, land development and other land loan portfolio was 43.1% and 48.3% of total capital, at September 30, 2024 and December 31, 2023, respectively.

Commercial and industrial loans totaled $2.6 billion at September 30, 2024 and $2.4 billion at December 31, 2023, an increase of $143.0 million, or 5.8%. The commercial and industrial loan portfolio comprised 37.7% and 36.6% of the total loan and lease portfolio at September 30, 2024 and December 31, 2023, respectively.

Lease financing receivables comprised 10.3% and 10.0% of the loan and lease portfolio at September 30, 2024 and December 31, 2023, respectively. Total lease financing receivables were $711.4 million and $665.9 million at September 30, 2024 and December 31, 2023, respectively, an increase of $45.5 million, or 6.8%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2024 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$125,352	$260,678	$816,201	$386,749	$180,649	$114,938	$10,847	$144,658	$2,040,072
Residential real estate	19,177	43,047	167,792	108,260	14,874	82,974	58,271	2,639	497,034
Construction, land development, and other land	20,339	154,579	43,252	176,456	6,668	13,205	495	642	415,636
Commercial and industrial	40,230	528,698	418,122	1,056,618	142,053	251,102	30,328	9,026	2,476,177
Installment and other	648	380	748	1,883	180	—	—	—	3,839
Leasing financing receivables	20,409	—	657,314	—	33,510	—	—	—	711,233
Total originated loans and leases	$226,155	$987,382	$2,103,429	$1,729,966	$377,934	$462,219	$99,941	$156,965	$6,143,991
Purchased credit deteriorated loans
Commercial real estate	$26,295	$4,409	$30,022	$20,103	$3,724	$10,447	$109	$131	$95,240
Residential real estate	2,521	98	16,481	461	3,844	231	4,402	3,324	31,362
Construction, land development, and other land	4	—	—	—	—	—	—	—	4
Commercial and industrial	1,210	—	7,158	128	—	6,030	—	—	14,526
Installment and other	7	—	14	—	89	—	—	—	110
Total purchased credit deteriorated loans	$30,037	$4,507	$53,675	$20,692	$7,657	$16,708	$4,511	$3,455	$141,242
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$24,256	$20,475	$125,025	$18,341	$6,202	$19,313	$2,302	$11,121	$227,035
Residential real estate	1,230	405	51,856	11,585	9,462	9,821	3,451	94,166	181,976
Construction, land development, and other land	11,000	14,614	—	41,417	—	—	2,475	14,666	84,172
Commercial and industrial	2,732	2,211	35,435	7,041	51,656	1,777	—	—	100,852
Installment and other	28	—	4	—	—	—	—	—	32
Leasing financing receivables	146	—	—	—	—	—	—	—	146
Total acquired non-credit- deteriorated loans and leases	$39,392	$37,705	$212,320	$78,384	$67,320	$30,911	$8,228	$119,953	$594,213
Total loans and leases	$295,584	$1,029,594	$2,369,424	$1,829,042	$452,911	$509,838	$112,680	$280,373	$6,879,446

At September 30, 2024, 47.0% of the loan and lease portfolio bears interest at fixed rates and 53.0% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $98.9 million at September 30, 2024 compared to $101.7 million at December 31, 2023, a decrease of $2.8 million or 2.8%. The decrease was primarily due to a decreases associated with individually evaluated loans and decreases in qualitative adjustments. Total ACL to total loans and leases held for investment, net before ACL, was 1.44% and 1.52% of total loans and leases at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, approximately $37.5 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance, June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Provision/(recapture) for PCD loans	(294)	(38)	(169)	(171)	—	—	(672)
Provision/(recapture) for acquired non-credit-deteriorated loans	110	(33)	(83)	(73)	(1)	(1)	(81)
Provision/(recapture) for originated loans	1,394	(50)	137	6,530	17	322	8,350
Total provision/(recapture)	$1,210	$(121)	$(115)	$6,286	$16	$321	$7,597
Charge-offs for PCD loans	—	—	—	(2,513)	—	—	(2,513)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(1,615)	—	—	(4,435)	—	(496)	(6,546)
Total charge-offs	$(1,615)	$—	$—	$(6,948)	$—	$(496)	$(9,059)
Recoveries for PCD loans	79	—	—	—	—	—	79
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	114	3	—	313	—	83	513
Total recoveries	$193	$3	$—	$313	$—	$83	$592
Net (charge-offs) recoveries	(1,422)	3	—	(6,635)	—	(413)	(8,467)
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ending ACL Balances
PCD loans	3,782	730	3	340	1	—	4,856
Acquired non-credit-deteriorated loans	1,854	405	326	1,217	—	—	3,802
Originated loans	22,004	1,770	2,279	55,678	45	8,426	90,202
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Loans individually evaluated for impairment	$6,547	$82	$—	$18,364	$—	$—	$24,993
Loans collectively evaluated for impairment	21,093	2,823	2,608	38,871	46	8,426	73,867
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Loans and leases ending balance
Loans individually evaluated for impairment	$34,260	$3,591	$—	$50,627	$—	$—	$88,478
Loans collectively evaluated for impairment	2,328,087	706,781	499,812	2,540,928	3,981	711,379	6,790,968
Total loans and leases at September 30, 2024, gross	$2,362,347	$710,372	$499,812	$2,591,555	$3,981	$711,379	$6,879,446
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.14%	0.00%	0.00%	0.14%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.09%	0.00%	0.00%	0.24%	0.00%	0.02%	0.35%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.50%	0.04%	0.00%	0.74%	0.00%	0.00%	1.29%
Loans collectively evaluated for impairment	33.84%	10.27%	7.27%	36.94%	0.06%	10.34%	98.71%
Total	34.34%	10.32%	7.27%	37.67%	0.06%	10.34%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for PCD loans	(3,061)	(172)	(208)	784	—	—	(2,657)
Provision/(recapture) for acquired non-credit-deteriorated loans	(76)	(231)	(281)	(135)	(2)	(3)	(728)
Provision/(recapture) for originated loans	1,545	(192)	191	22,034	12	1,161	24,751
Total provision/(recapture)	$(1,592)	$(595)	$(298)	$22,683	$10	$1,158	$21,366
Charge-offs for PCD loans	(74)	—	—	(2,513)	—	—	(2,587)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(4,899)	—	—	(17,526)	—	(1,549)	(23,974)
Total charge-offs	$(5,113)	$—	$—	$(20,097)	$—	$(1,549)	$(26,759)
Recoveries for PCD loans	84	—	—	—	—	—	84
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	1,024	5	—	867	—	587	2,483
Total recoveries	$1,108	$5	$—	$867	$—	$587	$2,567
Net (charge-offs) recoveries	(4,005)	5	—	(19,230)	—	(962)	(24,192)
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ending ACL Balances
PCD loans	$3,782	$730	$3	$340	$1	$—	$4,856
Acquired non-credit-deteriorated loans	1,854	405	326	1,217	—	—	3,802
Originated loans	22,004	1,770	2,279	55,678	45	8,426	90,202
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Loans individually evaluated for impairment	$6,547	$82	$—	$18,364	$—	$—	$24,993
Loans collectively evaluated for impairment	21,093	2,823	2,608	38,871	46	8,426	73,867
Balance, September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Loans and leases ending balance
Loans individually evaluated for impairment	$34,260	$3,591	$—	$50,627.00	$—	$—	$88,478
Loans collectively evaluated for impairment	2,328,087	706,781	499,812	2,540,928	3,981	711,379	6,790,968
Total loans and leases at September 30, 2024, gross	$2,362,347	$710,372	$499,812	$2,591,555	$3,981	$711,379	$6,879,446
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.05%	0.00%	0.00%	0.05%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.07%	0.00%	0.00%	0.33%	0.00%	0.02%	0.42%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.50%	0.04%	0.00%	0.74%	0.00%	0.00%	1.29%
Loans collectively evaluated for impairment	33.84%	10.27%	7.27%	36.94%	0.06%	10.34%	98.71%
Total	34.34%	10.32%	7.27%	37.67%	0.06%	10.34%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance, June 30, 2023	$26,377	$2,544	$1,935	$53,640	$43	$8,126	$92,665
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture) for PCD loans	(2,904)	(2)	217	(543)	—	—	(3,232)
Provision/(recapture) for acquired non-credit-deteriorated loans	473	769	694	904	1	(14)	2,827
Provision/(recapture) for originated loans	4,045	174	257	2,968	3	823	8,270
Total provision/(recapture)	$1,614	$941	$1,168	$3,329	$4	$809	$7,865
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(1,360)	(12)	—	(4,200)	(3)	(604)	(6,179)
Total charge-offs	$(1,360)	$(12)	$—	$(4,200)	$(3)	$(604)	$(6,179)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	124	18	—	460	—	147	749
Total recoveries	$124	$18	$—	$460	$—	$147	$749
Net (charge-offs) recoveries	(1,236)	6	—	(3,740)	(3)	(457)	(5,430)
Balance, September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Ending ACL Balances
PCD loans	$6,059	$999	$321	$1,105	$2	$—	$8,486
Acquired non-credit-deteriorated loans	3,534	865	694	1,588	2	3	6,686
Originated loans	25,392	2,287	2,185	52,145	40	8,475	90,524
Balance, September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Loans collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Balance, September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans and leases ending balance
Loans individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Loans collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases at September 30, 2023, gross	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.07%	0.00%	0.00%	0.23%	0.00%	0.03%	0.33%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	1.02%	0.00%	0.00%	0.74%	0.00%	0.00%	1.76%
Loans collectively evaluated for impairment	33.59%	10.92%	7.91%	36.07%	0.05%	9.71%	98.24%
Total	34.61%	10.92%	7.91%	36.81%	0.05%	9.71%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,062	$3,140	$3,134	$41,888	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture) for PCD loans	(3,322)	(335)	211	(550)	—	—	(3,996)
Provision/(recapture) for acquired non-credit-deteriorated loans	(202)	569	693	359	1	(31)	1,389
Provision/(recapture) for originated loans	8,378	56	(935)	17,484	18	1,650	26,651
Total provision	$4,854	$290	$(31)	$17,293	$19	$1,619	$24,044
Charge-offs for acquired impaired loans	—	—	—	—	—	—	—
Charge-offs for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(5,271)	(21)	—	(8,087)	(3)	(1,370)	(14,752)
Total charge-offs	$(5,271)	$(21)	$—	$(8,087)	$(3)	$(1,370)	$(14,752)
Recoveries for acquired impaired loans	—	—	—	—	—	—	—
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	1,111	82	—	2,134	4	553	3,884
Total recoveries	$1,111	$82	$—	$2,134	$4	$553	$3,884
Net (charge-offs) recoveries	4,160	(61)	—	5,953	(1)	817	10,868.00
Balance, September 30, 2023	$34,986	$4,151	$3,200	$54,837	$44	$8,478	$105,696
Ending ACL Balances
PCD loans	$6,059	$999	$321	$1,105	$2	$—	$8,486.00
Acquired non-credit-deteriorated loans	3,534	865	694	1,588	2	3	6,686
Originated loans	25,392	2,287	2,185	52,145	40	8,475	90,524
Balance, September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans individually evaluated for impairment	$13,199	$—	$—	$15,135	$—	$—	$28,334
Loans collectively evaluated for impairment	21,786	4,151	3,200	39,703	44	8,478	77,362
Balance, September 30, 2023	$34,985	$4,151	$3,200	$54,838	$44	$8,478	$105,696
Loans and leases ending balance
Loans individually evaluated for impairment	$67,596	$—	$—	$48,814	$—	$—	$116,410
Loans collectively evaluated for impairment	2,221,164	722,032	523,008	2,385,511	3,246	641,932	6,496,893
Total loans and leases at September 30, 2023, gross	$2,288,760	$722,032	$523,008	$2,434,325	$3,246	$641,932	$6,613,303
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.09%	0.00%	0.00%	0.14%	0.00%	0.02%	0.25%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	1.02%	0.00%	0.00%	0.74%	0.00%	0.00%	1.76%
Loans collectively evaluated for impairment	33.59%	10.92%	7.91%	36.06%	0.05%	9.71%	98.24%
Total	34.61%	10.92%	7.91%	36.80%	0.05%	9.71%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2024 and December 31, 2023 totaled $71.0 million and $65.3 million, with the decrease driven mainly by decreases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $11.3 million at September 30, 2024 and $4.2 million at December 31, 2023.

Total OREO decreased from $1.2 million at December 31, 2023 to $532,000 at September 30, 2024. The $668,000 decrease in OREO resulted from sales.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2024	2023
Non-performing assets:
Non-accrual loans and leases(1)(2)	$70,507	$64,107
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	70,507	64,107
Other real estate owned	532	1,200
Total non-performing assets	$71,039	$65,307
Total non-performing loans and leases as a percentage of total loans and leases	1.02%	0.96%
Total non-accrual loans and leases as a percentage of total loans and leases	1.02%	0.96%
Total non-performing assets as a percentage of total assets	0.75%	0.74%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	140.21%	158.62%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	140.21%	158.62%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$11,332	$4,154
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$11,332	$4,154
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.86%	0.90%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.86%	0.90%
Total non-performing assets not guaranteed as a percentage of total assets	0.63%	0.69%

(1)
Includes $4.6 million and $406,000 of non-accrual loan modifications at September 30, 2024 and December 31, 2023, respectively.
(2)
For the nine months ended September 30, 2024 and 2023, $4.8 million and $3.1 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at September 30, 2024 were $7.5 billion, representing an increase of $320.9 million, or 4.5%, compared to $7.2 billion at December 31, 2023, driven by an increase in time deposits and money market demand accounts. Non-interest-bearing deposits were $1.7 billion, or 23.1% of total deposits, at September 30, 2024, a decrease of $176.0 million, or 9.2%, compared to $1.9 billion at December 31, 2023, or 26.6% of total deposits. Core deposits were 84.8% and 87.0% of total deposits at September 30, 2024 and December 31, 2023, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	September 30, 2024		September 30, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,741,250	0.00%	$1,987,996	0.00%
Interest checking	754,586	2.34%	579,917	1.51%
Money market accounts	2,386,909	3.56%	2,040,476	3.24%
Savings	495,541	0.15%	594,555	0.15%
Time deposits (below $100,000)	975,196	4.80%	923,074	4.37%
Time deposits ($100,000 and above)	1,159,391	4.91%	783,457	4.00%
Total	$7,512,873	2.76%	$6,909,475	2.13%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,810,648	0.00%	$1,970,724	0.00%
Interest checking	687,746	2.13%	575,558	1.60%
Money market accounts	2,298,479	3.55%	1,682,311	2.80%
Savings	513,815	0.15%	594,396	0.15%
Time deposits (below $100,000)	954,539	4.79%	751,241	3.77%
Time deposits ($100,000 and above)	1,071,987	4.84%	585,343	3.25%
Total	$7,337,214	2.65%	$6,159,573	1.70%

Our average cost of deposits was 2.76% during the three months ended September 30, 2024, compared to 2.13% for the three months ended September 30, 2023. Our average cost of deposits was 2.65% during the nine months ended September 30, 2024, compared to 1.70% for the nine months ended September 30, 2023. These increases were principally attributed to higher rates on interest-bearing deposits as a result of the rising interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits related to deposit flows. The ratio of our average non-interest bearing deposits to total average deposits was 23.2% during the three months ended September 30, 2024, compared to 28.8% during the three months ended September 30, 2023. The ratio of our average non-interest bearing deposits to total average deposits ratios was 24.7% during the nine months ended September 30, 2024 compared to 32.0% during the nine months ended September 30, 2023. We had $428.6 million in brokered time deposits at September 30, 2024 and $480.0 million at December 31, 2023, which represented 5.7% and 6.7% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding. Our loan and lease to deposit ratio was 92.02% at September 30, 2024 compared to 93.39% at December 31, 2023.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of September 30, 2024 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$497,430	$141,506	$638,936	$53,756
Over three months through six months	544,669	171,570	716,239	60,820
Over six months through 12 months	543,122	133,289	676,411	49,539
Over 12 months	54,437	16,095	70,532	7,345
Total	$1,639,658	$462,460	$2,102,118	$171,460

Total estimated uninsured deposits were $2.2 billion and $1.9 billion as of September 30, 2024 and December 31, 2023. Estimated uninsured deposits reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At September 30, 2024 and December 31, 2023, we had an available borrowing capacity from the FHLB of $2.9 billion and $2.8 billion, respectively, subject to the availability of collateral. At September 30, 2024, we had $470.0 million of FHLB advances outstanding with a maturities ranging from October 2024 to December 2024. We also had a $13.3 million term loan outstanding maturing in May 2026.

On January 17, 2024, we entered into a Letter Agreement with the FRB that allows the Bank to access the BTFP. On January 22, 2024, we opened an advance of $200.0 million from the FRB as part of the BTFP. On September 19, 2024, we repaid the BTFP advance in full.

We also have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of September 30, 2024 and December 31, 2023. We pledge loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$261,807	$471,811
Maximum outstanding at any month-end period during the year	670,000	675,000
Balance outstanding at end of period	470,000	640,000
Weighted average interest rate during period	1.98%	3.67%
Weighted average interest rate at end of period	4.97%	5.51%
Federal funds purchased:
Average balance outstanding	$465	$916
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	6.05%	5.30%
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$175,912	$—
Maximum outstanding at any month-end period during the year	200,000	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	4.92%	N/A
Weighted average interest rate at end of period	N/A	N/A
Term Loan:
Average balance outstanding	$15,000	$6,593
Maximum outstanding at any month-end period during the year	16,667	20,000
Balance outstanding at end of period	13,333	20,000
Weighted average interest rate during period	7.78%	7.53%
Weighted average interest rate at end of period	7.50%	7.62%
Revolving Line of Credit:
Average balance outstanding	$1,766	$4,945
Maximum outstanding at any month-end period during the year	7,500	15,000
Balance outstanding at end of period	—	15,000
Weighted average interest rate during period	9.76%	7.88%
Weighted average interest rate at end of period	N/A	7.38%

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $5.2 million, from $40.6 million at December 31, 2023 to $35.5 million at September 30, 2024.

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

As of September 30, 2024, Byline Bank had maximum advance potential from the FHLB of $3.4 billion and $781.0 million from the FRB. As of September 30, 2024, Byline Bank had open FHLB advances of $470.0 million and open letters of credit of $13.9 million. Based on collateral, our available aggregate borrowing capacity at September 30, 2024 was $1.3 billion. In addition, Byline Bank had uncommitted federal funds lines available of $127.5 million available at September 30, 2024.

As of December 31, 2023, Byline Bank had maximum borrowing capacity from the FHLB of $3.1 billion and $866.5 million from the FRB. As of December 31, 2023, Byline Bank had open FHLB advances of $325.0 million and open letters of credit of $19.7 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2023 was $1.6 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million available at December 31, 2023.

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

At September 30, 2024, the variable term loan had an interest rate of 7.5% and an outstanding balance of $13.3 million. At December 31, 2023, the variable term loan had an interest rate of 7.64% and an outstanding balance of $18.3 million. At September 30, 2024, the line of credit had a no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at September 30, 2024 was $1.1 billion compared to $990.2 million at December 31, 2023, an increase of $106.2 million, or 10.7%. The increase was primarily driven by an increase in retained earnings and a decrease of in accumulated other comprehensive loss during the nine months ended September 30, 2024, mainly due to a decrease in the unrealized losses in our available-for-sale securities portfolio, which was a $100.2 million unrealized loss at September 30, 2024, compared to a $130.2 million unrealized loss as of December 31, 2023.

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

As of September 30, 2024, Byline Bank exceeded all applicable regulatory capital requirements and was considered “well-capitalized”. There have been no conditions or events since September 30, 2024 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,212,449	14.41%	$673,259	8.00%	N/A	N/A
Bank	1,159,446	13.82%	671,170	8.00%	$838,962	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,042,383	12.39%	$504,944	6.00%	N/A	N/A
Bank	1,064,379	12.69%	503,377	6.00%	$671,170	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$955,383	11.35%	$378,708	4.50%	N/A	N/A
Bank	1,064,379	12.69%	377,533	4.50%	$545,325	6.50%
Tier 1 capital to average assets:
Company	$1,042,383	11.18%	$372,806	4.00%	N/A	N/A
Bank	1,064,379	11.44%	372,285	4.00%	$465,357	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,123,568	13.38%	$671,576	8.00%	N/A	N/A
Bank	1,085,915	12.97%	669,904	8.00%	$837,380	10.00%
Tier 1 capital to risk weighted assets:
Company	$956,027	11.39%	$503,682	6.00%	N/A	N/A
Bank	993,375	11.86%	502,428	6.00%	$669,904	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$869,027	10.35%	$377,762	4.50%	N/A	N/A
Bank	993,375	11.86%	376,821	4.50%	$544,297	6.50%
Tier 1 capital to average assets:
Company	$956,027	10.86%	$352,089	4.00%	N/A	N/A
Bank	993,375	11.30%	351,735	4.00%	$439,669	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the three years beginning January 1, 2022. Accordingly, capital ratios as of September 30, 2024 reflect 75% of the CECL impact and December 31, 2023 reflect 50% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2024.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2024 the Company received $34.5 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2023, the Company received $35.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 12, 2022, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2023 until December 31, 2023. No shares were repurchased under this program.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program will be effect from January 1, 2024 until December 31, 2024, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.9% of the Company’s outstanding common stock at December 31, 2023. No shares were repurchased under this program during the three and nine months ended September 30, 2024.

On October 22, 2024, our Board of Directors declared a cash dividend of $0.09 per share payable on November 19, 2024 to stockholders of record of our common stock as of November 5, 2024.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2024 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2024
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$26,198	$—
Other interest rate derivatives	804,488	14,417	(14,485)
Other credit derivatives	12,718	5	(28)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2024, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net income and earnings per share excluding significant items
Reported Net Income	$30,328	$28,222	$90,439	$78,274
Significant items:
Impairment charges on assets held for sale and ROU asset	—	394	194	414
Merger-related expense	411	6,307	411	8,187
Tax benefit	(32)	(1,617)	(84)	(1,903)
Adjusted Net Income	$30,707	$33,306	$90,960	$84,972
Reported Diluted Earnings per Share	$0.69	$0.65	$2.07	$1.98
Significant items:
Impairment charges on assets held for sale and ROU asset	—	0.01	—	0.01
Merger-related expense	0.01	0.15	0.01	0.21
Tax benefit	—	(0.04)	—	(0.05)
Adjusted Diluted Earnings per Share	$0.70	$0.77	$2.08	$2.15

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Adjusted non-interest expense:
Non-interest expense	$54,327	$57,891	$161,346	$156,019
Less: Impairment charges on assets held for sale and ROU asset	—	394	194	414
Less: Merger-related expenses	411	6,307	411	8,187
Adjusted non-interest expense	$53,916	$51,190	$160,741	$147,418
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$53,916	$51,190	$160,741	$147,418
Less: Amortization of intangible assets	1,345	1,551	4,035	4,461
Adjusted non-interest expense excluding amortization of intangible assets	$52,571	$49,639	$156,706	$142,957
Pre-tax pre-provision net income:
Pre-tax income	$40,038	$38,134	$120,715	$105,711
Add: Provision for credit losses	7,475	8,803	20,163	24,418
Pre-tax pre-provision net income	$47,513	$46,937	$140,878	$130,129
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$47,513	$46,937	$140,878	$130,129
Add: Impairment charges on assets held for sale and ROU asset	—	394	194	414
Add: Merger-related expenses	411	6,307	411	8,187
Adjusted pre-tax pre-provision net income	$47,924	$53,638	$141,483	$138,730
Taxable equivalent net interest income:
Net interest income	$87,455	$92,452	$259,522	$244,336
Add: Tax-equivalent adjustment	229	248	691	663
Net interest income, fully taxable equivalent	$87,684	$92,700	$260,213	$244,999
Total revenues:
Net interest income	$87,455	$92,452	$259,522	$244,336
Add: non-interest income	14,385	12,376	42,702	41,812
Total revenues	$101,840	$104,828	$302,224	$286,148
Tangible common stockholders' equity:
Total stockholders' equity	$1,096,312	$919,945	$1,096,312	$919,945
Less: Goodwill and other intangibles	199,443	205,028	199,443	205,028
Tangible common stockholders' equity	$896,869	$714,917	$896,869	$714,917
Tangible assets:
Total assets	$9,424,316	$8,943,368	$9,424,316	$8,943,368
Less: Goodwill and other intangibles	199,443	205,028	199,443	205,028
Tangible assets	$9,224,873	$8,738,340	$9,224,873	$8,738,340
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,059,628	$924,278	$1,022,548	$838,792
Less: Average goodwill and other intangibles	200,091	202,978	201,426	172,806
Average tangible common stockholders' equity	$859,537	$721,300	$821,122	$665,986
Average tangible assets:
Average total assets	$9,373,849	$8,634,345	$9,182,543	$7,799,187
Less: Average goodwill and other intangibles	200,091	202,978	201,426	172,806
Average tangible assets	$9,173,758	$8,431,367	$8,981,117	$7,626,381
Tangible net income available to common stockholders:
Net income available to common stockholders	$30,328	$28,222	$90,439	$78,274
Add: After-tax intangible asset amortization	986	1,137	2,959	3,270
Tangible net income available to common stockholders	$31,314	$29,359	$93,398	$81,544
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$31,314	$29,359	$93,398	$81,544
Add: Impairment charges on assets held for sale and ROU asset	—	394	194	414
Add: Merger-related expenses	411	6,307	411	8,187
Add: Tax benefit on significant items	(32)	(1,617)	(84)	(1,903)
Adjusted tangible net income available to common stockholders	$31,693	$34,443	$93,919	$88,242

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2024	2023	2024	2023
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$47,513	$46,937	$140,878	$130,129
Average total assets	9,373,849	8,634,345	9,182,543	7,799,187
Pre-tax pre-provision return on average assets	2.02%	2.16%	2.05%	2.23%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$47,924	$53,638	$141,483	$138,730
Average total assets	9,373,849	8,634,345	9,182,543	7,799,187
Adjusted pre-tax pre-provision return on average assets:	2.03%	2.46%	2.06%	2.38%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$87,684	$92,700	$260,213	$244,999
Total average interest-earning assets	8,961,650	8,220,678	8,770,266	7,438,571
Net interest margin, fully taxable equivalent	3.89%	4.47%	3.96%	4.40%
Non-interest income to total revenues:
Non-interest income	$14,385	$12,376	$42,702	$41,812
Total revenues	101,840	104,828	302,224	286,148
Non-interest income to total revenues	14.13%	11.81%	14.13%	14.61%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$53,916	$51,190	$160,741	$147,418
Average total assets	9,373,849	8,634,345	9,182,543	7,799,187
Adjusted non-interest expense to average assets	2.29%	2.35%	2.34%	2.53%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$52,571	$49,639	$156,706	$142,957
Total revenues	101,840	104,828	302,224	286,148
Adjusted efficiency ratio	51.62%	47.35%	51.85%	49.96%
Adjusted return on average assets:
Adjusted net income	$30,707	$33,306	$90,960	$84,972
Average total assets	9,373,849	8,634,345	9,182,543	7,799,187
Adjusted return on average assets	1.30%	1.53%	1.32%	1.46%
Adjusted return on average stockholders' equity:
Adjusted net income	$30,707	$33,306	$90,960	$84,972
Average stockholders' equity	1,059,628	924,278	1,022,548	838,792
Adjusted return on average stockholders' equity	11.53%	14.30%	11.88%	13.54%
Tangible common equity to tangible assets:
Tangible common equity	$896,869	$714,917	$896,869	$714,917
Tangible assets	9,224,873	8,738,340	9,224,873	8,738,340
Tangible common equity to tangible assets	9.72%	8.18%	9.72%	8.18%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$31,314	$29,359	$93,398	$81,544
Average tangible common stockholders' equity	859,537	721,300	821,122	665,986
Return on average tangible common stockholders' equity	14.49%	16.15%	15.19%	16.37%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$31,693	$34,443	$93,919	$88,242
Average tangible common stockholders' equity	859,537	721,300	821,122	665,986
Adjusted return on average tangible common stockholders' equity	14.67%	18.95%	15.28%	17.72%
Tangible book value per share:
Tangible common equity	$896,869	$714,917	$896,869	$714,917
Common shares outstanding	44,384,706	43,719,203	44,384,706	43,719,203
Tangible book value per share	$20.21	$16.35	$20.21	$16.35

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of September 30, 2024, we had a notional amount of $1.5 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2024 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Twelve Months Ending Septmember 30,		As of
Basis Point Change in Interest Rates	2025	2026	September 30, 2024
+300	10.9%	13.4%	(16.7)%
+200	7.9%	9.6%	(11.0)%
+100	4.3%	5.2%	(5.2)%
-100	(3.2)%	(4.5)%	4.7%
-200	(6.5)%	(9.8)%	8.1%
-300	(8.0)%	(13.0)%	10.0%

We also prepare NII simulations that include a dynamic balance sheet and rate shift scenarios. When preparing, the balance sheet reflects management's growth outlook and interest rates follow a forward yield curve. The shocks are defined as gradual shifts up and down by 1/12th of the total change in rates each month for 12 months. In these dynamic balance sheet and rate shift scenarios, a gradual shift downward of 100 and 200 basis points would result in a 2.5% and 5.0% decrease to net interest income, and a gradual shift upwards of 100 and 200 basis points would result in 2.9% and 5.8% increases to net interest income, respectively, over the next 12 months.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended September 30, 2024. We did not purchase any shares of our common stock during the third quarter of 2024 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2024	—	$—	—	1,250,000
August 1 - August 31, 2024	1,470	27.11	—	1,250,000
September 1 - September 30, 2024	305	26.50	—	1,250,000
Total	1,775	$27.00	—
(1)
All shares acquired during the three months ended September 30, 2024 were acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 1, 2024	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)