Form 10-K
period 2024-12-31
BYLINE BANCORP, INC.
filed 2025-02-28
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2024, was approximately $734,219,182.

The number of shares of Registrant’s common stock outstanding as of February 25, 2025 was 44,683,741.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, scheduled to be held on June 3, 2025, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Portland, Oregon, United States of America

i

Special Note Regarding Forward-Looking Statements

Statements contained in this report and in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) that are not historical facts may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “expects,” “can,” “could,” “may,” “predicts,” “potential,” “opportunity,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “seeks,” “intends” and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, there can be no assurance that actual strategies, actions or results will not differ materially from expectations and readers are cautioned not to place undue reliance on such statements.

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

•
legislative or regulatory changes, particularly potential changes in regulation. supervision, examination and enforcement priorities of the federal banking agencies in regard to financial services companies and/or the products and services offered by financial services companies;
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

PART I

Item 1. Business.

General

Byline Bancorp, Inc., headquartered in Chicago, Illinois, is a bank holding company. We conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. The words "the Company," "we," "Byline," "our" and "us" refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the twelfth most active originator of SBA loans in the country and the most active SBA lender in Illinois, as reported by the SBA its the fiscal year ended September 30, 2024. As of December 31, 2024, we had consolidated total assets of $9.5 billion, total gross loans and leases outstanding of $6.9 billion, total deposits of $7.5 billion, and total stockholders’ equity of $1.1 billion.

Strategic plan

As part of our strategic plan, we explore potential opportunities for expansion in our primary and adjacent market areas through organic growth and the acquisition of financial institutions, branches, and non-banking organizations. Our aspiration to be the preeminent commercial bank in Chicago drives our focus on market expansion, deepening client relationships, and fostering a strong-cross sell culture to enhance retention and revenue diversification. We also prioritize process improvement and productivity enhancements, leveraging technology and best practices to improve efficiency, scalability, and the overall customer experience, all with commitment to disciplined oversight and aligned risk practices.

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2024, commercial deposits accounted for 45.0% of total deposits and were 80.8% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

Our ability to originate loans and leases across a range of industries and product types helps us maintain a diversified loan and lease portfolio across various sectors, including commercial and industrial lending, leasing, U.S. government guaranteed loans and real estate loans, allowing us to efficiently manage our credit exposures and capitalize on more lending opportunities. We have continued to enhance our product and lending capabilities with the addition of experienced lending teams hired from larger banks.

The following charts outline the composition of our loan and lease and deposit portfolios as of December 31, 2024:

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

On July 1, 2023, we completed our acquisition of Inland Bancorp, Inc. ("Inland Bancorp"), and Inland Bancorp's wholly-owned bank subsidiary, Inland Bank and Trust, an Illinois chartered bank (collectively "Inland acquisition" or "acquisition of Inland"). Refer to Note 3—Acquisition of a Business contained within Part II, Item 8, Notes to the Consolidated Financial Statements of this document.

First Security Bancorp, Inc. Acquisition

On September 30, 2024, we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of First Security Bancorp, Inc., a Delaware corporation ("First Security Bancorp"), and First Security Bancorp's wholly-owned bank subsidiary, First Security Trust and Savings Bank (“First Security’), an Illinois chartered bank. As of September 30, 2024, First Security Bancorp reported total assets of approximately $361.2 million, total loans of approximately $199.7 million, and total deposits of approximately $325.5 million. The consideration to be paid by Byline will consist of shares of Byline common stock (currently estimated at approximately 1.5 million shares), subject to adjustments as set forth in the merger agreement. Outstanding First Security Bancorp preferred shares will be redeemed in cash at the closing with an estimated aggregated value of approximately $2.4 million. Completion of the transaction is subject to regulatory approvals, the approval of First Security Bancorp's stockholders, and the satisfaction of certain other closing conditions. We expect the acquisition to close in the first half of 2025.

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

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 46, including 23 branches added through acquisition. During the second quarter of 2024 we consolidated two branches.

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

Segments

We have one reportable segment. Our chief operating decision makers evaluate our business and operations using consolidated information for purposes of allocating resources and assessing performance. Refer to Note 26—Segment Information of the notes to our audited Consolidated Financial Statements contained in Item 8 of this report for additional information.

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

Commercial & Industrial. Our commercial and industrial ("C&I") group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2024, the C&I group managed a portfolio of $3.0 billion in loans outstanding.

Commercial real estate. Our commercial real estate ("CRE") business focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by geography and property type including loans secured by multifamily, industrial, retail, and office properties. As of December 31, 2024, the CRE group had $1.2 billion in loans outstanding.

Sponsor finance. Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2024, we had $690.2 million in sponsor finance loans outstanding.

Syndications. From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, given our sophisticated, full-service lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, CRE, and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2024, the group had $246.9 million in loan syndications outstanding.

Commercial deposits and treasury management. We also support our business customers with deposit and treasury management products, along with business transaction accounts. Our comprehensive suite of products includes treasury services, information reporting, fraud management, cash collection, and interest rate derivative products. We believe these tailored products allow us to provide a robust service offering to our customers and to support their day-to-day funding and risk management needs. These services are provided through multiple points of contact including branch, online, and mobile interfaces.

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as "U.S. government guaranteed loans"). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah, and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2024, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $97.6 million. The total unpaid principal balances of SBA and USDA loans serviced for others was $1.7 billion at December 31, 2024.

Community banking

We offer customers traditional deposit products through our branch network, consumer and business online account opening through our website, and customer access to their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except time deposits exceeding $100,000, to be our primary and most valuable funding source. As of December 31, 2024, core deposits represented 85.9% of our total deposits. In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for approximately 12.2% of all deposits as of December 31, 2024. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high-quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $7.5 billion of deposits at December 31, 2024, and our average cost of deposits was 2.61% for the year ended December 31, 2024.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group ("BFG"), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in manufacturing, small equipment construction, wholesalers, and healthcare. The end users (i.e., our lessees and borrowers) are primarily manufacturers, retailers, wholesalers, physician group practices and other healthcare related entities. The average lease size at origination for BFG for the year ended December 31, 2024 was approximately $77,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2024, BFG had $715.9 million in leases outstanding with a weighted average life of approximately 3.2 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under administration were $746.5 million as of December 31, 2024, and include $119.7 million of money market demand accounts included in interest-bearing deposits on the Consolidated Statements of Financial Condition.

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

Human Capital

At Byline, we are a bank that believes in putting our name behind everything we do, and we are here to roll up our sleeves and help our customers write their stories. Our #1 core value, reflected in our "Things That Matter," is our People, all of whom are encouraged to live out a shared purpose of making people’s lives better, helping businesses thrive, and strengthening the communities we serve. We are dedicated to attracting, retaining, and developing top talent to accomplish our long-term strategy which is critical to our success.

As of December 31, 2024, we had 1,027 employees (1,017 full time, and 10 part time) in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

At Byline Bank we recognize the value of our People. We strive to become an employer of choice and many of our advantages are found within our four Total Rewards pillars: Pay, Benefits, Health and Wellness, Work-Life Harmony, and Professional Development. We believe our compensation strategy supports our core principles and provides every employee with a competitive compensation package that fairly reflects their individual contributions to Byline.

Employee Recognition and Engagement

We conduct an annual employee engagement survey with over 94% participation and continue to see improvements in employee engagement and satisfaction year-over-year.

To facilitate talent attraction, development and retention across our franchise, we strive to make Byline an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and welfare programs.

We seek to leverage our current workforce and prominent community outreach efforts to further define and enhance our engagement in four key areas:

•
Workforce – Promoting representation at all levels and in all areas and business lines of the Bank, with attention on recruiting, developing, and retaining high performing talent and focusing on engagement and employee recognition.
•
Workplace – Creating a culture where everyone brings their authentic self to work and knows their unique background, ethnicity, experiences, perspective, and contribution serve to strengthen the Bank.
•
Community – Building meaningful, supportive relationships in the communities we work.
•
Marketplace – Providing greater accessibility to banking products, services, and education to minority owned small businesses ("SMB") and SMBs in low-and moderate-income areas.

Our employee resource groups were formed to support development, engagement and inclusion across the organization, and are open to all employees.

For additional information, please see our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC’s process for evaluating merger applications, and the principles that guide the FDIC’s consideration of the applicable statutory factors as set forth in the Bank Merger Act. Although this Statement of Policy indicates that the FDIC will more closely scrutinize certain statutory factors, such as the convenience and needs of the community, when reviewing merger applications, it is unclear at this time if such Statement of Policy will materially impact the FDIC’s review of merger applications going forward.

Dividends

We are a legal entity separate and distinct from Byline Bank and other subsidiaries. As a bank holding company, we are subject to certain restrictions on our ability to pay dividends under applicable banking laws and regulations.

As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the "DGCL"). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank - refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in an amount greater than its net profits then on hand, deducting first therefrom its losses and bad debts. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $270.0 million to us without obtaining affirmative regulatory approvals as of December 31, 2024.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which our bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

Sections 22(g) and 22(h) of the Federal Reserve Act also limit our bank’s authority to extend credit to its insiders, which is defined under applicable law to include its directors, executive officers and owners of 10% or more of its stock, as well as to entities controlled by such persons, or their immediate family members as defined under the FRB’s Regulation O. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate. In addition, we have certain stockholders who are foreign nationals, and we and these foreign national stockholders have entered into commitments with the FRB that restrict our ability to engage in certain business transactions without the consent of the FRB.

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

The Capital Rules also include a standardized approach for risk weightings of assets that include more risk-sensitive categories compared to previous capital rules. Higher levels of capital are required for asset categories perceived to present greater risk. These risk-weighting categories depend on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600% for certain equity exposures, and result in higher risk weights for a variety of asset categories.

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

As part of the adoption of Accounting Standards Update ("ASU") 2016-13, the Company elected to opt into the regulators’ joint current expected credit losses ("CECL") transition provision, which allowed the Company and Byline Bank to phase in the capital impact of the adoption of CECL over three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2024 reflect 75% of the CECL impact, capital ratios as of December 31, 2023 reflected 50% of the CECL impact, and capital ratios as of December 31, 2022 reflected 25% of the CECL impact. As of January 1, 2025, the capital impact of the adoption of CECL is fully phased in.

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

Prompt Corrective Action Framework

The FDIA requires federal banking regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Federal banking regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The relevant capital measures are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

As of December 31, 2024, our bank was considered "well capitalized" with a Tier 1 capital ratio of 12.94%, total capital ratio of 14.07%, Tier 1 leverage ratio of 11.92%, and a CET1 capital ratio of 12.94%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

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

As an institution with less than $10 billion in assets, our bank’s assessment rates are based on the level of risk it poses to the FDIC’s deposit insurance fund (the "DIF"). The FDIC has the authority to increase insurance assessments and published a final rule on October 24, 2022 to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began in the first quarterly assessment period of 2023. The stated purpose of the increase in assessment rate schedules is to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. For established smaller institutions, like Byline Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative) and (iii) a brokered deposit adjustment, to calculate a total base assessment rate. Accordingly, as of January 1, 2024, the total base assessment rate range, which does not include the depository institution debt adjustment, for institutions of Byline Bank’s size is 2.5 basis points to 32 basis points.

Deposit accounts at our bank are insured up to the maximum of $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. The minimum DIF reserve ratio is 1.35% of estimated insured deposits. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice or condition of the bank or violation of any applicable law, regulation, rule, order or condition imposed by the FDIC that could lead to the FDIC terminating our bank’s deposit insurance.

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

Brokered Deposits

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule as drafted would, among other things, (1) amend the definition of “deposit broker”; (2) eliminate the exclusive deposit placement arrangement exception; (3) eliminate the enabling transactions designated business exception; (4) revise the “25 percent test” designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10% of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (5) revise the interpretation of the primary purpose exception to consider the third party’s intent in placing customer funds at a particular insured depository institution; (6) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (7) clarify how an insured depository institution that loses its “agent institution” status regains that status. We are currently evaluating the effect, if any, of the proposed rule on Byline Bank were it to be adopted as a final rule.

Interchange Fees

The Dodd-Frank Act includes provisions that restrict interchange fees to those which are reasonable and proportionate for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing, known as the Durbin Amendment. On October 25, 2023, the FRB proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to such cap. Although the interchange fee restrictions in the Durbin Amendment do not apply to debit card issuers with total assets of less than $10 billion, which would include Byline Bank, such restrictions may negatively impact the pricing that all debit card processors may charge.

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

Federal Home Loan Bank System

Byline Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB. As a member of the FHLB of Chicago, Byline Bank is required to acquire and hold shares of capital stock in the FHLB of Chicago. Byline Bank was in compliance with this requirement at December 31, 2024.

Ability-To-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, the implementing regulation of the TILA. These rules requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Byline Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.

On April 27, 2021, the CFPB issued two new rules that would modify qualified mortgage loan requirements and provide flexibility to banks and other lenders in determining consumers’ ability-to-repay. Compliance with these rules was required by October 1, 2022. Byline Bank complies with, and will continue to comply with, all applicable qualified mortgage loan requirements.

Commercial Real Estate Guidance

The federal banking regulators previously released a statement entitled "Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Guidance"). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators also previously issued guidance, entitled "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

On October 24, 2023, the Office of the Comptroller of the Currency, the FDIC and the FRB jointly issued a final rule to revise the CRA’s implementing regulations. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with over $2 billion in total assets as of December 31 in either of the prior two calendar years, such as Byline Bank, will be required to be evaluated under the new "Retail Lending Test," the new "Retail Products and Services Test," the new "Community Development Financing Test" and the new "Community Development Services Test," but banks of all sizes will maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The new Retail Lending Test evaluates a bank’s record of helping to meet the credit needs of its community through the origination and purchase of home mortgage, multifamily, small business, small farm and, in certain cases, automobile loans. The new Retail Products and Services Test evaluates the availability of a bank’s retail banking services and retail banking products and the responsiveness of such to the credit needs of the bank’s entire community. The new Community Development Financing Test evaluates a bank’s commitment to making qualifying community development loans and investments, and, lastly, the new Community Development Services Test evaluates a bank’s record of helping to meet the community development services needs of its entire community. While the final rule formally took effect on April 1, 2024, the majority of the provisions set out in these CRA regulations have a compliance date of January 1, 2026, and additional requirements will be applicable on January 1, 2027. At this time, we are unable to determine what impact, if any, the CRA reform may have on the operations of Byline Bank.

Illinois Community Reinvestment Act (State)

The Illinois Community Reinvestment Act ("IL-CRA"), which became law in March 2021, requires banks, credit unions, and nonbank mortgage companies to invest in, loan to, and serve historically disinvested communities. On May 1, 2024, IDFPR’s proposed rules to implement the IL-CRA, which generally mirror the federal CRA regulations applicable to state-chartered institutions, were adopted and filed with the Illinois Secretary of State. Among other factors, the IDFPR takes into account the record of a bank’s performance under the IL-CRA in considering an application for approval of a relocation of a bank’s main office or a branch and a merger, consolidation, acquisition of assets or assumption of liabilities.

Small Business Lending Rule

On March 30, 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB’s approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, record-keeping requirements and enforcement provisions. Compliance with the small business lending rule beginning October 1, 2024 is required for covered financial institutions that originate the most covered credit transactions for small businesses (i.e., at least 2,500 covered originations in both 2022 and 2023). However, institutions with a moderate transaction volume (i.e., at least 500 but less than 2,500 covered originations in both 2022 and 2023) have until April 1, 2025 to begin complying with the rule and those with the lowest volume (i.e., at least 100 but less than 500 covered originations in both 2022 and 2023) have until January 1, 2026. While Byline Bank was initially required to comply by October 1, 2024, the CFPB issued an interim final rule on June 25, 2024 to extend compliance deadlines. Accordingly, Byline Bank is now required to be in compliance with the final rule by July 18, 2025.

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

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the Corporate Transparency Act. The final rule prescribes which corporate entities created in or registered to do business in the U.S. will be required to provide BOI directly to FinCEN. This first rule is effective and compliance was initially required as of January 1, 2025 for reporting companies created or registered prior to January 1, 2024. On December 26, 2024, a federal appeals court issued a nationwide injunction halting enforcement of BOI reporting requirements. However, following a decision by a federal district court on February 18, 2025, FINCEN announced that the BOI reporting requirements under the Corporate Transparency Act are now back in effect, with a new deadline of March 21, 2025 for most reporting companies. Byline will continue to monitor the status of the BOI rule going forward.

On December 21, 2023, FinCEN finalized the second of the three proposed rules which allows for FinCEN, upon request, to disclose BOI to a statutorily defined group of governmental authorities and financial institutions. The second final rule identifies the entities FinCEN is allowed to provide access to BOI to include (i) federal agencies engaged in national security, intelligence or law enforcement activity, (ii) state, local and tribal law enforcement agencies with court authorization, (iii) foreign law enforcement agencies, judges, prosecutors and other authorities that meet specific criteria, (iv) U.S. Treasury personnel, (v) financial institutions using BOI in order to comply with customer due diligence ("CDD") requirements and (vi) regulators, acting in a supervisory capacity, evaluating such institutions for CDD-related compliance. The second final rule provides that such CDD requirements could include anti-money laundering and countering the financing of terrorism ("CFT") obligations set forth under the Bank Secrecy Act (e.g., anti-money laundering program, customer identification, suspicious activity reports filing and enhanced due diligence requirements) and compliance with the U.S. Treasury’s Office of Foreign Assets Control ("OFAC") sanctions. This rule provides that FinCEN may disclose BOI to an authorized financial institution provided that such institution has developed and implemented administrative, technical and physical safeguards reasonably designed to protect the information and has received the relevant reporting company’s consent to such disclosure. The second final rule is effective as of February 20, 2024.

On July 19, 2024, the federal banking agencies proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and CFT programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider FinCEN’s published AML/CFT priorities. We are currently evaluating the effect, if any, of the proposed amendments on Byline Bank were they to be adopted as final.

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

Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has been adopted, but a proposed rule was published by the FDIC in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. While the proposed rule is not final, the Company and Byline Bank have made efforts to ensure that their incentive compensation plans do not encourage unsound risks.

Future Legislation and Regulation

The new presidential administration has recently taken action to put new leadership in place at various federal bank supervisory agencies, including appointing a new Acting Chairman of the FDIC and Acting Comptroller of the OCC, and nominating individuals to serve as the permanent Comptroller of the OCC and Director of the CFPB. In addition, the new administration is expected to nominate a new Vice Chair for Supervision at the Federal Reserve who will oversee supervision matters for the Federal Reserve. The administration has also indicated that it would like to see changes made to certain financial regulations, including the Dodd-Frank Act. Further, the U.S. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of the proposed new leadership changes at the federal bank supervisory agencies, pending or future legislation or regulation, and any changes to existing financial regulations, cannot be predicted, although these developments could affect the regulatory structure under which we operate and may materially impact our business operations. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

Information About Our Executive Officers

The following list sets forth the name, current age, principal position and recent business experience of each of our executive officers:

Thomas Abraham, 59, became President of Byline Bank’s Small Business Capital ("SBC") line of business in May 2019. Mr. Abraham previously served as Senior Vice President, SBA Sales Manager of SBC since October 2016.

John M. Barkidjija, 61, became Executive Vice President and Head of Commercial Real Estate and Specialty Finance of Byline Bank in January 2019. Mr. Barkidjija previously served as Senior Vice President, Group Head, Commercial Real Estate of Byline Bank since January 2014.

Thomas J. Bell III, 58, became Executive Vice President and Chief Financial Officer of Byline and Byline Bank in August 2022. Mr. Bell has been serving as Corporate Treasurer of Byline Bank since August 2013.

Megan Biggam, 46, became Executive Vice President of Community Banking of Byline Bank in February 2020. Ms. Biggam previously served as Senior Vice President of Community Banking of Byline Bank since June 2013.

Brian Doran, 66, became Executive Vice President and General Counsel for Byline and Byline Bank in January 2025. Prior to that, Mr. Doran was General Counsel at Republic First Bancorp, Inc. and Republic Bank from 2023 to 2024. He also served as General Counsel and Corporate Secretary for Investors Bancorp, Inc. and Investors Bank from 2015 to 2022.

Mark Fucinato, 68, became Executive Vice President and Chief Credit Officer for Byline and Byline Bank in August 2020. He previously served as Senior Vice President and Senior Credit Officer of Byline Bank since August 2019. Prior to that, Mr. Fucinato served as Senior Credit Officer at MB Financial Bank from 2016 to 2019.

Roberto R. Herencia, 65, became Chairman of Byline Bancorp, Inc. and Byline Bank in June 2013, and Executive Chairman and Chief Executive Officer in February, 2021. He serves as a member of the Board of Director’s risk committee, and as a member of the risk, executive credit, trust, and Asset- Liability Committee ("ALCO") committees of Byline Bank.

Michelle Johnson, 43, became Executive Vice President and Chief Risk Officer of Byline Bank in October 2019. Prior to that, Ms. Johnson served as Deputy Chief Risk Officer since 2018. Ms. Johnson joined Byline Bank in 2015 as Director of IT Risk Management.

Nicolas Mando, 53, became Executive Vice President and Chief Technology and Operations Officer of Byline Bank in November 2021. He served as Director of Special Projects of Byline Bank since 2019. Prior to that, Mr. Mando served as Chief Operating Officer at Bridgeview Bank since 2009.

Sherylle Olano, 46, became Senior Vice President and Chief Accounting Officer of Byline and Byline Bank in August 2022. Prior to that, Ms. Olano previously served as Controller since 2014.

Alberto J. Paracchini, 54, is President and a Director of Byline Bancorp, Inc. and Chief Executive Officer, President and a Director of Byline Bank. He joined Byline in June 2013.

Brogan Ptacin, 64, became Executive Vice President and Head of Commercial Banking for Byline Bank in January 2019. Prior to that, Mr. Ptacin served as a Managing Director of First Bank & Trust since 2009 until First Bank & Trust was acquired by Byline in 2018.

Dana Rose, 55, became Executive Vice President and Chief Human Resources Officer of Byline Bank in November 2019. Prior to that, Ms. Rose served as Interim Chief Human Resources Officer for Discover Financial Services and held various other roles at Discover since 1994.

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

Fluctuations in interest rates may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities, loans and leases, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect the premiums we may receive in connection with the sale of U.S. government guaranteed loans in the secondary market, pre-payment speeds of loans for which we own servicing rights, our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates can have a significant effect on our net interest income and results of operations.

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

As of December 31, 2024, we had $1.8 billion of non-interest-bearing demand deposits and $767.8 million of interest-bearing checking accounts. As the Federal Reserve has moderated the decline of the overnight target rate, we continue to cautiously manage our deposit repricing strategies to seek to maintain our net interest margin. As the competition for funding among banks remains high, and customers continue to seek higher yields, we have adjusted our deposit pricing accordingly. To the extent we offer higher interest rates on targeted interest-bearing deposit products to maintain current customers or attract new customers, our interest expense may increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

As of December 31, 2024, we owned $1.4 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of credit losses. The process for determining whether unrealized losses contain credit losses usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security. We may be required to recognize credit losses in future periods, which could adversely affect our business, results of operations or financial condition. In addition, increases in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

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

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that the bank may pay to us. As of December 31, 2024, Byline Bank had the capacity to pay us dividends of up to $270.0 million without the need to obtain prior regulatory approval. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common stock, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our growth requires that we increase our loan and deposit growth while managing risks by following prudent credit underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees, and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition, or results of operations.

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

Many of the loans in our portfolio are secured by real estate. As of December 31, 2024, our real estate loans held for investment include $489.3 million of construction and development loans, $429.9 million of multifamily loans, $975.6 million of non-owner occupied CRE loans and $296.2 million of residential mortgage loans, with the majority of these real estate loans concentrated in the Chicago metropolitan area and the State of Illinois. Real property values in our primary market may differ from real property values in other markets where we may do business and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the property prior to realizing the full amount of any remaining indebtedness. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned ("OREO") and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses - loans and leases may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

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

The laws, regulations and standard operating procedures that are applicable to government guaranteed loan products may change in the future, particularly in light of the changes being made and scrutiny being given to government funded programs under the new U.S. presidential administration. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to government guaranteed loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2024 was $24.5 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value, then our business, results of operations and financial condition may be materially and adversely affected.

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

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) determining the provision and allowance for credit losses, (ii) the valuation of intangible assets such as goodwill, servicing assets, core deposit intangibles, and customer relationship intangible, and (iii) the determination of fair value for financial instruments. Refer to Note 1 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

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

As of December 31, 2024, we had goodwill of $181.7 million, or 16.6% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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

The CRA requires our bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or our bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the ECOA, the Fair Housing Act, and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

We are subject to various privacy, information security, and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the requirements of the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices, and (iii) requires that we develop, implement and maintain a written comprehensive information security program. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives.

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

We anticipate that the current presidential administration may seek to implement a regulatory reform agenda that may be significantly different from that of the previous administration impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Risks Related to Acquisition Activity

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We have continued to grow our business both organically and through the acquisition of smaller banks that management believes strategically fit within our franchise and that we believe support our businesses and make financial and strategic sense. In the event that we continue to pursue further acquisitions, we may have difficulty executing on and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect our business, financial condition, or results of operations.

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

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2024, we had $7.5 billion in deposits. These deposits are subject to potential fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs, and negatively affect our liquidity.

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

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 26.6% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. MBG Investors I, L.P. may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third-party and might ultimately affect the market price of our common stock.

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

Managing Material Risks and Integrated Overall Risk Management

We have developed an Information Security Program (the “Program”) as part of our overall Enterprise Risk Management ("ERM") framework to address material risks from potential cybersecurity threats, as well as to facilitate the governance and oversight of cybersecurity risks. The Program, which is administered by our Chief Risk Officer, includes policies and procedures that identify how security measures and controls are developed, implemented, maintained and assessed.

Governance

As part of our Risk Governance, our Board of Directors reviews and approves the Program on an annual basis. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing management’s reporting on Program effectiveness. In addition to Board Oversight, we also have Governance, Risk, Information Technology, Information Security, and Compliance functions that monitor and address enterprise risks, including cybersecurity risks.

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

Risk from Cybersecurity Treats

We recognize that individual employees are frequent targets of threat actors. We regularly train employees on the importance of protecting our information, and also regularly communicate with our customers and employees. If specific threats are identified, management may communicate those threats directly to employees for heightened awareness. Our cybersecurity program requires employees to review and acknowledge information security and privacy policies annually, complete multiple cybersecurity training courses throughout the year, and participate in mock phishing campaigns regularly.

We also have a written Incident Response Plan and conduct tabletop exercises to enhance incident response preparedness. Business Continuity and Disaster Recovery plans are used to prepare for the potential for a disruption in technology we rely on. Employees undergo security awareness training when hired and annually.

While to-date we have not experienced a material cybersecurity incident, significant data loss or any material financial losses related to cybersecurity attacks on our systems and those of our customers and third-party service providers, we are under constant threat, and it is possible that we could experience an incident in the future that could have a material adverse effect on our business strategy, results of operations and financial condition. See also Item 1A, Risk Factors – Technology Risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol "BY". There were approximately 1,455 holders of record of our common stock as of February 18, 2025.

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

We paid a cash dividend of $0.09 per share for each quarter of 2023 and 2024.

Issuer Purchases of Equity Securities.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024, and we did not purchase any shares of our common stock under the stock repurchase program during 2024.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 2.8% of the Company’s outstanding common stock at December 31, 2024.

The table below includes information regarding purchases of our common stock during the quarter ended December 31, 2024. We did not purchase any shares of our common stock during the fourth quarter of 2024 under our stock repurchase program.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
October 1 - October 31, 2024	919	$25.66	—	1,250,000
November 1 - November 30, 2024	329	31.45	—	1,250,000
December 1 - December 31, 2024	—	—	—	1,250,000
Total	1,248	$27.19	—

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the S&P U.S. SmallCap Banks Index and, (3) the KBW NASDAQ Regional Bank Index ("KRX"). Included in the KRX index are U.S. regional banks that we believe are similar to the Company. We believe the KRX index provides a meaningful comparison to our cumulative total return. Total return assumes the reinvestment of all dividends.

Total Return Performance
$170.00
$150.00
$130.00
$110.00
$90.00
$70.00
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Byline
Russell 2000
S&P U.S. Small Cap Bank
KRX

* The information assumes that $100 was invested at the closing price on December 31, 2019 in our stock and each index, and that all dividends are reinvested.

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Byline Bancorp, Inc.	$100.00	$79.77	$143.03	$121.94	$127.22	$158.95
Russel 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. Small Cap Bank	100.00	90.82	126.43	111.47	112.03	132.44
KRX	100.00	87.90	117.08	106.01	101.77	111.52

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

Management’s discussion focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, refer to Part I, Item 7 of our 2023 Annual Report filed on Form 10-K, which was filed with the SEC on March 4, 2024.

Executive Summary

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and lease receivables, including accretion income on loans, investment securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from fees and service charges on deposits, loan servicing revenue, wealth management and trust income, ATM and interchange fees, and net gains on sales of investment securities and loans. Other factors contributing to our results of operations include our provisions for credit losses, provision for income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and equipment expenses, data processing expenses, and other miscellaneous operating costs.

We reported consolidated net income of $120.8 million for the year ended December 31, 2024, compared to net income of $107.9 million for the year ended December 31, 2023, an increase of $12.9 million, or 11.9%. The increase in net income was attributable to a $17.4 million increase in net interest income, a $4.6 million decrease in provision for credit losses, and a $2.5 million increase in non-interest income, offset by a $9.2 million increase in non-interest expense, and a $2.5 million increase in provision for income taxes. The increase in net interest income was primarily due to increases in interest and dividend income due to growth in the loan and lease portfolio, offset by increases in deposit interest expense due to growth in the deposit base. The decrease in provision for credit losses was mainly attributable to lower non-performing loans and leases, as well as the absence in 2024 of a day one provision expense such as was recognized in 2023 as a result of the Inland Bancorp acquisition in accordance with applicable acquisition accounting guidance. The increase in non-interest income was primarily due to increased swap fee activity and increases in net gains on sales of loans due to higher premiums received, offset by lower net loan servicing income. The increase in non-interest expense was mainly due to increased salaries and employee benefit expenses, due to higher salaries and incentives, partially offset by lower data processing expenses due to merger-related data processing expenses incurred during 2023. The increase in provision for income taxes was mostly driven by an increase in net income before provision for income taxes during the year.

Dividends declared on common shares were $15.9 million and $14.6 million for the years ended December 31, 2024 and 2023, respectively. Dividends paid on common shares were $15.8 million and $14.6 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, net income available to common stockholders was $120.8 million, or $2.78 per basic and $2.75 per diluted common share, and $107.9 million, or $2.69 per basic and $2.67 per diluted common share, respectively. Our results of operations for the years ended December 31, 2024 and 2023, produced an annual return on average assets of 1.31% and 1.34% and a return on average stockholders’ equity of 11.61% and 12.50%, respectively.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 46, including 23 branches added through acquisition. During 2024, we consolidated two branches, and during 2023 we added 10 branches as a result of our acquisition of Inland and closed two of those branches.

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

Management also considers qualitative risk factor adjustments that are intended to capture internal and external trends not reflected in historical loss history. Each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan and lease portfolio and is monitored quarterly. All loans and leases of $500,000 or greater with an internal risk rating of substandard or below, or on nonaccrual status, are individually evaluated for impairment on a quarterly basis.

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

Goodwill

For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These determinations often involve estimates based on third party valuations, such as appraisals or other valuations based on discounted cash flow analyses or other valuation techniques that may consider estimates such as attrition, growth rates, or other relevant assumptions. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently should events warrant. We have selected November 30 as the date to perform the annual goodwill impairment test.

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

Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2024, 2023, and 2022, and is derived from our audited financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included in Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance and believes that these non-GAAP financial measures provide useful information to management and investors; however, you should not view these disclosures as a substitute for results determined in accordance with GAAP financial measures.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2024	2023	2022
Income Statement Data
Net interest income	$348,046	$330,621	$265,330
Provision for credit losses	27,041	31,653	23,879
Non-interest income	58,851	56,315	57,314
Non-interest expense	218,777	209,603	184,082
Income before income taxes	161,079	145,680	114,683
Provision for income taxes	40,320	37,802	26,729
Net income	120,759	107,878	87,954
Dividends on preferred shares	—	—	196
Income available to common stockholders	$120,759	$107,878	$87,758
Earnings per Common Share
Basic earnings per common share	$2.78	$2.69	$2.37
Diluted earnings per common share	$2.75	$2.67	$2.34
Adjusted diluted earnings per share(1)(2)(3)	$2.76	$2.89	$2.36
Weighted-average common shares outstanding (basic)	43,448,856	40,045,208	36,972,972
Weighted-average common shares outstanding (diluted)	43,853,939	40,445,553	37,476,120
Common shares outstanding	44,459,584	43,764,056	37,492,775
Balance Sheet Data
Loans and leases held for investment, before allowance for credit losses - loans and leases(4)	$6,906,822	$6,684,306	$5,421,258
Loans and leases held for sale	3,200	18,005	47,823
Allowance for credit losses - loans and leases (ACL)	97,988	101,686	81,924
Interest-bearing deposits in other banks	504,379	165,705	117,079
Investment securities	1,426,166	1,352,380	1,185,125
Assets held for sale	2,025	4,484	8,673
Other real estate owned, net	5,170	1,200	4,717
Goodwill and other intangibles	198,098	203,478	158,887
Servicing assets	18,952	19,844	19,172
Total assets	9,496,529	8,881,967	7,362,941
Total deposits	7,458,628	7,176,999	5,695,121
Total liabilities	8,405,032	7,891,816	6,597,125
Total stockholders’ equity	1,091,497	990,151	765,816
Deposits per branch	162,144	149,521	149,872
Book value per common share	24.55	22.62	20.43
Tangible book value per common share(1)	20.09	17.98	16.19
Performance Ratios
Net interest margin	3.97%	4.31%	4.00%
Net interest margin, fully taxable equivalent(1)	3.98	4.32	4.01
Average cost of deposits	2.61	1.90	0.36
Efficiency ratio(5)	52.45	52.62	54.99
Adjusted efficiency ratio(1)(2)(5)	52.24	49.61	54.70
Non-interest expense to average assets	2.38	2.60	2.62
Adjusted non-interest expense to average assets(1)(2)	2.37	2.46	2.61
Return on average stockholders’ equity	11.61	12.50	11.33
Adjusted return on average stockholders' equity(1)(2)(3)	11.68	13.53	11.43
Return on average assets	1.31	1.34	1.25
Adjusted return on average assets(1)(2)(3)	1.32	1.45	1.26
Non-interest income to total revenues(1)	14.46	14.55	17.76
Pre-tax pre-provision return on average assets(1)	2.05	2.20	1.97
Adjusted pre-tax pre-provision return on average assets(1)(2)	2.06	2.35	1.99
Return on average tangible common stockholders' equity(1)	14.85	16.46	15.15
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	14.94	17.76	15.28
Non-interest-bearing deposits to total deposits	23.54	26.56	37.55
Loans and leases held for sale and loans and leases held for investment to total deposits	92.64	93.39	96.03
Deposits to total liabilities	88.74	90.94	86.33
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ACL	0.90%	0.96%	0.66%
Total non-performing assets as a percentage of total assets	0.71	0.74	0.55
ACL / total loans and leases held for investment, net before ACL	1.42	1.52	1.51
Net charge-offs / average total loans and leases held for investment, net before ACL	0.47	0.38	0.16
Capital Ratios
Common equity to assets	11.49%	11.15%	10.40%
Tangible common equity to tangible assets(1)	9.61	9.06	8.42
Leverage ratio	11.74	10.86	10.29
Common equity tier 1 capital ratio	11.70	10.35	10.20
Tier 1 capital ratio	12.73	11.39	10.85
Total capital ratio	14.74	13.38	13.00

(1)
Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure.
(2)
Calculation excludes impairment charges on assets held for sale and ROU assets and merger-related expenses.
(3)
Calculations exclude incremental income tax benefit related to impairment charges and merger-related expenses
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
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on assets held for sale and ROU asset, and merger-related expenses.
•
"Tangible common stockholders' equity" is defined as total stockholders’ equity reduced by preferred stock and goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.
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
•
"Tangible common stockholders' equity to tangible assets" is calculated as tangible common equity divided by tangible assets, which is total assets reduced by goodwill and other intangible assets. Management believes this metric is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.
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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Net income and earnings per share excluding significant items
Reported Net Income	$120,759	$107,878	$87,954
Significant items:
Impairment charges on assets held for sale and ROU asset	194	2,395	372
Merger-related expense	629	9,222	538
Tax benefit on impairment charges and merger-related expenses	(85)	(2,696)	(118)
Adjusted Net Income	$121,497	$116,799	$88,746
Reported Diluted Earnings per Share	$2.75	$2.67	$2.34
Significant items:
Impairment charges on assets held for sale and ROU asset	—	0.06	0.01
Merger-related expense	0.01	0.23	0.01
Tax benefit on impairment charges and merger-related expenses	—	(0.07)	—
Adjusted Diluted Earnings per Share	$2.76	$2.89	$2.36

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Adjusted non-interest expense:
Non-interest expense	$218,777	$209,603	$184,082
Less: Significant items
Impairment charges on assets held for sale and ROU asset	194	2,395	372
Merger-related expense	629	9,222	538
Adjusted non-interest expense	$217,954	$197,986	$183,172
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$217,954	$197,986	$183,172
Less: Amortization of intangible assets	5,380	6,011	6,671
Adjusted non-interest expense excluding amortization of intangible assets	$212,574	$191,975	$176,501
Pre-tax pre-provision net income:
Pre-tax income	$161,079	$145,680	$114,683
Add: Provision for credit losses	27,041	31,653	23,879
Pre-tax pre-provision net income	$188,120	$177,333	$138,562
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$188,120	$177,333	$138,562
Impairment charges on assets held for sale and ROU asset	194	2,395	372
Merger-related expense	629	9,222	538
Adjusted pre-tax pre-provision net income	$188,943	$188,950	$139,472
Tax equivalent net interest income:
Net interest income	$348,046	$330,621	$265,330
Add: Tax-equivalent adjustment	921	903	915
Net interest income, fully taxable equivalent	$348,967	$331,524	$266,245
Total revenues:
Net interest income	$348,046	$330,621	$265,330
Add: Non-interest income	58,851	56,315	57,314
Total revenues	$406,897	$386,936	$322,644
Tangible common stockholders' equity:
Total stockholders' equity	$1,091,497	$990,151	$765,816
Less: Goodwill	181,705	181,705	148,353
Less: Core deposit intangibles and other intangibles	16,393	21,773	10,534
Tangible common stockholders' equity	$893,399	$786,673	$606,929
Tangible assets:
Total assets	$9,496,529	$8,881,967	$7,362,941
Less: Goodwill	181,705	181,705	148,353
Less: Core deposit intangibles and other intangibles	16,393	21,773	10,534
Tangible assets	$9,298,431	$8,678,489	$7,204,054
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,040,515	$863,092	$776,225
Less: Average preferred stock	—	—	2,459
Less: Average goodwill	181,705	164,487	148,353
Less: Average core deposit intangibles and other intangibles	19,035	16,230	13,850
Average tangible common stockholders' equity	$839,775	$682,375	$611,563
Average tangible assets:
Average total assets	$9,187,342	$8,048,331	$7,018,779
Less: Average goodwill	181,705	164,487	148,353
Less: Average core deposit intangibles and other intangibles	19,035	16,230	13,850
Average tangible assets	$8,986,602	$7,867,614	$6,856,576
Tangible net income available to common stockholders:
Net income available to common stockholders	$120,759	$107,878	$87,758
Add: After-tax intangible asset amortization	3,974	4,408	4,890
Tangible net income available to common stockholders	$124,733	$112,286	$92,648
Adjusted Tangible net income available to common stockholders:
Tangible net income available to common stockholders	$124,733	$112,286	$92,648
Impairment charges on assets held for sale and ROU asset	194	2,395	372
Merger-related expense	629	9,222	538
Tax benefit on significant items	(85)	(2,696)	(118)
Adjusted tangible net income available to common stockholders	$125,471	$121,207	$93,440

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2024	2023	2022
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$188,120	$177,333	$138,562
Total average assets	9,187,342	8,048,331	7,018,779
Pre-tax pre-provision return on average assets	2.05%	2.20%	1.97%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$188,943	$188,950	$139,472
Total average assets	9,187,342	8,048,331	7,018,779
Adjusted pre-tax pre-provision return on average assets	2.06%	2.35%	1.99%
Net interest margin, fully taxable equivalent:
Net interest income, fully taxable equivalent	$348,967	$331,524	$266,245
Total average interest-earning assets	8,774,014	7,677,848	6,630,464
Net interest margin, fully taxable equivalent	3.98%	4.32%	4.01%
Non-interest income to total revenues:
Non-interest income	$58,851	$56,315	$57,314
Total revenues	406,897	386,936	322,644
Non-interest income to total revenues	14.46%	14.55%	17.76%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$217,954	$197,986	$183,172
Total average assets	9,187,342	8,048,331	7,018,779
Adjusted non-interest expense to average assets	2.37%	2.46%	2.61%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$212,574	$191,975	$176,501
Total revenues	406,897	386,936	322,644
Adjusted efficiency ratio	52.24%	49.61%	54.70%
Adjusted return on average assets:
Adjusted net income	$121,497	$116,799	$88,746
Total average assets	9,187,342	8,048,331	7,018,779
Adjusted return on average assets	1.32%	1.45%	1.26%
Adjusted return on average stockholders' equity:
Adjusted net income	$121,497	$116,799	$88,746
Average stockholders' equity	1,040,515	863,092	776,225
Adjusted return on average stockholders' equity	11.68%	13.53%	11.43%
Tangible common equity to tangible assets:
Tangible common equity	$893,399	$786,673	$606,929
Tangible assets	9,298,431	8,678,489	7,204,054
Tangible common equity to tangible assets	9.61%	9.06%	8.42%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$124,733	$112,286	$92,648
Average tangible common stockholders' equity	839,775	682,375	611,563
Return on average tangible common stockholders' equity:	14.85%	16.46%	15.15%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$125,471	$121,207	$93,440
Average tangible common stockholders' equity	839,775	682,375	611,563
Adjusted return on average tangible common stockholders' equity	14.94%	17.76%	15.28%
Tangible book value per common share:
Tangible common equity	$893,399	$786,673	$606,929
Common shares outstanding	44,459,584	43,764,056	37,492,775
Tangible book value per common share	$20.09	$17.98	$16.19

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. As of December 31, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.8% of our total loan portfolio, compared to 3.4% at December 31, 2023.

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

	Year Ended December 31,
	2024			2023			2022
	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate
ASSETS
Cash and cash equivalents	$346,777	$15,635	4.51%	$157,754	$5,029	3.19%	$76,978	$547	0.71%
Loans and leases(1)	6,786,547	502,353	7.40%	6,038,797	440,984	7.30%	5,073,288	273,412	5.39%
Taxable securities	1,483,640	44,476	3.00%	1,322,379	30,068	2.27%	1,316,147	24,156	1.84%
Tax-exempt securities(2)	157,050	4,386	2.79%	158,918	4,300	2.71%	164,051	4,359	2.66%
Total interest-earning assets	$8,774,014	$566,850	6.46%	$7,677,848	$480,381	6.26%	$6,630,464	$302,474	4.56%
Allowance for credit losses - loans and leases	(101,695)			(98,067)			(74,233)
All other assets	515,023			468,550			462,548
TOTAL ASSETS	$9,187,342			$8,048,331			$7,018,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$695,156	$14,442	2.08%	$574,335	$9,212	1.60%	$593,903	$3,572	0.60%
Money market accounts	2,344,309	80,960	3.45%	1,802,675	53,933	2.99%	1,357,371	10,484	0.77%
Savings	506,889	711	0.14%	585,820	883	0.15%	658,968	649	0.10%
Time deposits	2,024,942	96,253	4.75%	1,468,836	57,408	3.91%	691,650	5,091	0.74%
Total interest-bearing deposits	5,571,296	192,366	3.45%	4,431,666	121,436	2.74%	3,301,892	19,796	0.60%
Other borrowings	442,364	13,648	3.09%	484,984	17,125	3.53%	478,374	9,308	1.95%
Federal funds purchased	348	21	6.05%	685	36	5.30%	630	14	2.32%
Subordinated notes and debentures	144,624	11,848	8.19%	127,825	10,260	8.03%	110,723	7,111	6.42%
Total borrowings	587,336	25,517	4.34%	613,494	27,421	4.47%	589,727	16,433	2.79%
Total interest-bearing liabilities	$6,158,632	$217,883	3.54%	$5,045,160	$148,857	2.95%	$3,891,619	$36,229	0.93%
Non-interest bearing demand deposits	1,802,258			1,965,663			2,236,615
Other liabilities	185,937			174,416			114,320
Total stockholders’ equity	1,040,515			863,092			776,225
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,187,342			$8,048,331			$7,018,779
Net interest spread(3)			2.92%			3.31%			3.63%
Net interest income, fully taxable equivalent		$348,967			$331,524			$266,245
Net interest margin, fully taxable equivalent(2)(4)			3.98%			4.32%			4.01%
Tax-equivalent adjustment		921	0.01%		903	0.01%		915	0.01%
Net interest income		$348,046			$330,621			$265,330
Net interest margin(4)			3.97%			4.31%			4.00%

Net loan accretion impact on margin		$13,511	0.15%		$16,726	0.22%		$4,555	0.07%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $8.1 million, $9.8 million, and $12.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Non-accrual loans and leases are included in total loan and lease balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal. Non-accrual loans are included in the average balances.
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

	Year Ended December 31,
	2024 Compared to 2023			2023 Compared to 2022
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$8,524	$2,082	$10,606	$2,573	$1,909	$4,482
Loans and leases(1)	55,330	6,039	61,369	70,672	96,900	167,572
Taxable securities	4,755	9,653	14,408	253	5,659	5,912
Tax-exempt securities(2)	(41)	127	86	(141)	82	(59)
Total interest income	$68,568	$17,901	$86,469	$73,357	$104,550	$177,907
Interest expense
Deposits
Interest checking	$2,473	$2,757	$5,230	$(299)	$5,939	$5,640
Money market accounts	18,735	8,292	27,027	13,315	30,134	43,449
Savings	(113)	(59)	(172)	(95)	329	234
Time deposits	26,507	12,338	38,845	30,392	21,925	52,317
Total interest-bearing deposits	47,602	23,328	70,930	43,313	58,327	101,640
Other borrowings	(1,343)	(2,134)	(3,477)	254	7,563	7,817
Federal funds purchased	(20)	5	(15)	3	19	22
Subordinated notes and debentures	1,383	205	1,588	1,373	1,776	3,149
Total borrowings	20	(1,924)	(1,904)	1,630	9,358	10,988
Total interest expense	$47,622	$21,404	$69,026	$44,943	$67,685	$112,628
Net interest income	$20,946	$(3,503)	$17,443	$28,414	$36,865	$65,279

(1) Includes loans and leases on non-accrual status.

(2) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2024 was $348.0 million, an increase of $17.4 million, or 5.3% compared to 2023. The increase in interest income of $86.5 million was principally a result of increased average balances due to portfolio growth and higher yields. The average balance of interest-earning assets was $8.8 billion for the year ended December 31, 2024, an increase of $1.1 billion, or 14.3%, compared to 2023, primarily due to growth in our loan and lease portfolios. Interest expense increased by $69.0 million for the year ended December 31, 2024 compared to 2023, mostly due to higher average deposit balances, a shift in deposit mix, and higher average rates paid on time deposits and money market accounts. Average total interest-bearing deposits increased $1.1 billion, or 25.7% year over year.

Interest expense on borrowings for the year ended December 31, 2024 was $25.5 million compared to $27.4 million for the year ended December 31, 2023, a decrease of $1.9 million, or 6.9%. This decrease was driven mainly by a decrease in rates paid on other borrowings and lower average balances of such borrowings.

The net interest margin for the year ended December 31, 2024 was 3.97%, a decrease of 34 basis points compared to 4.31% for the year ended December 31, 2023. The average yield on interest-earning assets increased 20 basis points to 6.46% for the year ended December 31, 2024 compared to 6.26% for the year ended December 31, 2023, while the average rate paid on interest-bearing liabilities increased by 59 basis points to 3.54% from 2.95%, resulting in a decrease in the interest rate spread of 39 basis points.

Net loan accretion income was $13.5 million for the year ended December 31, 2024 compared to $16.7 million for the year ended December 31, 2023, a decrease of $3.2 million. Total net loan accretion on acquired loans contributed 15 basis points to the net interest margin for the year ended December 31, 2024 compared to 22 basis points for the year ended December 31, 2023. Assuming no additional acquisitions, we expect loan accretion income to decline as acquired loans mature. Projected accretion income as of December 31, 2024 is summarized as follows:

Estimated Projected Accretion(1)(2)
2025	$5,896
2026	4,378
2027	2,719
2028	1,546
2029	1,082
Thereafter	10,084
Total	$25,705
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

Provision for credit losses for the year ended December 31, 2024 was $27.0 million compared to $31.7 million for the year ended December 31, 2023, a decrease of $4.6 million. The decrease in provision was driven by lower non-performing and substandard loans, particularly those originated in the commercial real estate loan portfolio, and improvement of purchased credit deteriorated and other acquired loans due to their continued resolution. For the year ended December 31, 2024, the provision for credit losses is comprised of a provision for loan and lease losses of $28.3 million and a recapture of provision for unfunded commitments of $1.2 million. For the year ended December 31, 2023, the provision for credit losses is comprised of a provision for loan and lease losses of $32.2 million and a recapture of provision for unfunded commitments of $567,000. The ACL as a percentage of loans and leases decreased from 1.52% at December 31, 2023 to 1.42% at December 31, 2024.

Non-interest income

Non-interest income was $58.9 million for the year ended December 31, 2024, compared to $56.3 million for the year ended December 31, 2023, an increase of $2.5 million or 4.5%. The increase in non-interest income was primarily due to increases in other non-interest income due to increased swap fee activity and increases in net gains on sales of loans due to higher premiums, offset by lower net loan servicing income.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$10,214	$9,211	$8,152	$1,003	10.9%	$1,059	13.0%
Loan servicing revenue	12,905	13,503	13,479	(598)	(4.4)%	24	0.2%
Loan servicing asset revaluation	(6,704)	(5,089)	(11,743)	(1,615)	31.7%	6,654	(56.7)%
ATM and interchange fees	4,464	4,462	4,437	2	0.1%	25	0.6%
Net gains (losses) on sales of securities available-for-sale	(699)	—	50	(699)	100.0%	(50)	(100.0)%
Change in fair value of equity securities, net	1,122	1,071	(603)	51	4.8%	1,674	NM
Net gains on sales of loans	24,540	22,805	31,899	1,735	7.6%	(9,094)	(28.5)%
Wealth management and trust income	4,310	4,158	3,807	152	3.7%	351	9.2%
Other non-interest income	8,699	6,194	7,836	2,505	40.5%	(1,642)	(21.0)%
Total non-interest income	$58,851	$56,315	$57,314	$2,536	4.5%	$(999)	(1.7)%
NM - Not meaningful

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, treasury management fees, and other charges. Fees and service charges on deposits were $10.2 million for the year ended December 31, 2024, compared to $9.2 million for the year ended December 31, 2023, an increase of $1.0 million or 10.9%. The increase was a result of growth in deposit balances and from new client acquisitions.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of the loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $12.9 million and $13.5 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the years ended December 31, 2024 and 2023, respectively, a decrease of $598,000 or 4.4%. At December 31, 2024 and 2023, the outstanding balance of U.S. government guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $6.7 million for the year ended December 31, 2024, compared to a downward adjustment of $5.1 million for the year ended December 31, 2023. The variance was primarily driven by the change in fair value of the servicing asset as a result of lower overall balance of loans serviced and higher prepayment speeds.

Net gains on sales of loans were $24.5 million for the year ended December 31, 2024 compared to $22.8 million for the year ended December 31, 2023, an increase of $1.7 million, or 7.6%. The increase in net gains on sales was primarily driven by higher market premiums for U.S. government guaranteed loans. We sold $314.8 million and $348.4 million of U.S. government guaranteed loans during the years ended December 31, 2024 and 2023, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, and wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $4.3 million for the year ended December 31, 2024 compared to $4.2 million for the year ended December 31, 2023, an increase of $152,000 or 3.7%, mainly due to increased fees. Assets under administration were $746.5 million and $770.5 million as of December 31, 2024 and 2023, respectively, and include $119.7 million and $165.8 million of money market demand accounts included in interest-bearing deposits on the Consolidated Statements of Financial Condition.

Other non-interest income was $8.7 million for the year ended December 31, 2024 compared to $6.2 million for the year ended December 31, 2023, an increase of $2.5 million or 40.5%. The increase was primarily a result of increased swap fee income, a higher cash surrender value on bank owned life insurance, and increased gains on the sale of leased equipment.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2024 of $218.8 million compared to $209.6 million for the year ended December 31, 2023, an increase of $9.2 million or 4.4%. The increase was primarily due to increased salaries and employee benefits, offset by decreases to data processing expense and impairment charge on assets held for sale.

The following table presents the major components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2024 compared to 2023		2023 compared to 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$140,119	$126,979	$118,051	$13,140	10.3%	$8,928	7.6%
Occupancy expense, net	14,686	14,030	13,197	656	4.7%	833	6.3%
Equipment expense	4,017	4,478	3,791	(461)	(10.3)%	687	18.1%
Impairment charge on assets held for sale	—	2,000	372	(2,000)	(100.0)%	1,628	NM
Loan and lease related expenses	2,789	2,936	1,707	(147)	(5.0)%	1,229	72.0%
Legal, audit and other professional fees	13,428	12,946	10,357	482	3.7%	2,589	25.0%
Data processing	16,869	19,509	13,358	(2,640)	(13.5)%	6,151	46.1%
Net loss recognized on other real estate owned and other related expenses	568	385	708	183	47.4%	(323)	(45.6)%
Regulatory assessments	4,179	4,143	2,953	36	0.9%	1,190	40.3%
Other intangible assets amortization expense	5,380	6,011	6,671	(631)	(10.5)%	(660)	(9.9)%
Advertising and promotions	4,978	3,796	2,825	1,182	31.1%	971	34.4%
Telecommunications	870	1,447	918	(577)	(39.9)%	529	57.6%
Other non-interest expense	10,894	10,943	9,174	(49)	(0.5)%	1,769	19.3%
Total non-interest expense	$218,777	$209,603	$184,082	$9,174	4.4%	$25,521	13.9%
NM - Not meaningful

Salaries and employee benefits expense for the year ended December 31, 2024 was $140.1 million compared to $127.0 million for the year ended December 31, 2023, an increase of $13.1 million or 10.3%, primarily a result of a higher salaries mainly due merit increases, higher incentive compensation, and higher equity-based compensation.

Occupancy expense for the year ended December 31, 2024 was $14.7 million compared to $14.0 million for the year ended December 31, 2023, an increase of $656,000, or 4.7%. The increase was primarily a result of increased depreciation due to acquired branches and increased building maintenance.

Equipment expense for the year ended December 31, 2024 was $4.0 million compared to $4.5 million for the year ended December 31, 2023, a decrease of $461,000 or 10.3%. The decrease was primarily a result of decreases to purchases of technology due to merger-related expenses incurred in 2023, and for repairs and maintenance.

Loan and lease related expenses for the year ended December 31, 2024 were $2.8 million compared to $2.9 million for the year ended December 31, 2023, a decrease of $147,000, or 5.0%. The decrease was due to decreases in expenses related to government guaranteed loans.

Legal, audit and other professional fees for the year ended December 31, 2024 were $13.4 million compared to $12.9 million for the year ended December 31, 2023, an increase of $482,000 or 3.7%. The increase was mainly driven by increased legal fees related to U.S. government guaranteed loans.

Data processing expense for the year ended December 31, 2024 was $16.9 million compared to $19.5 million for the year ended December 31, 2023, a decrease of $2.6 million or 13.5% primarily due to higher expenses in 2023 associated with the Inland acquisition and integration.

Advertising and promotions for the year ended December 31, 2024 were $5.0 million compared to $3.8 million for the year ended December 31, 2023, an increase of $1.2 million, or 31.1%, primarily due to an increase in digital deposit advertising campaigns.

Telecommunications for the year ended December 31, 2024 was $870,000 compared to $1.4 million for the year ended December 31, 2023, a decrease of $577,000 or 39.9%, primarily due to merger-related expenses in 2023 and decreased telecommunication data expenses.

For the years ended December 31, 2024 and 2023, our efficiency ratio was 52.45% and 52.62%, respectively. The improvement in our efficiency ratio was primarily attributable to increased net interest income and non-interest income, offset by an increase in non-interest expense. For the years ended December 31, 2024 and 2023, our adjusted efficiency ratio was 52.24% and 49.61%, respectively. Please refer to the "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" included in Item 7 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $40.3 million for the year ended December 31, 2024, compared to $37.8 million for the year ended December 31, 2023. The increase in income tax expense was primarily due to increased income before provision for income taxes during 2024.

Our effective tax rate was 25.0% for the year ended December 31, 2024 and 25.9% for the year ended December 31, 2023. The decrease in our effective tax rate was primarily driven by an increase in tax benefit from share-based compensation. We expect our effective tax rate for 2025 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $614.6 million, or 6.9%, to $9.5 billion at December 31, 2024, compared to $8.9 billion at December 31, 2023. The increase in total assets includes an increase of $222.5 million, or 3.3%, in loans and leases from $6.7 billion at December 31, 2023 to $6.9 billion at December 31, 2024. Our originated loan and lease portfolio increased by $476.8 million, and our purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio decreased by $254.2 million. The increases in our originated portfolio was mostly attributed to organic loan and lease growth, and the decrease in our acquired portfolio was primarily due to renewals of loans as originated, resolutions of these loans, and charge-offs.

Total liabilities increased by $513.2 million, or 6.5%, to $8.4 billion at December 31, 2024 compared to $7.9 billion at December 31, 2023. The increase is primarily attributed to an increase in total deposits of $281.6 million, or 3.9%, driven by organic growth, as well as a $250.0 million increase in FHLB advances at December 31, 2024.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, available-for-sale, and held-to-maturity. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2024 and 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities and has an average duration of 4.9 years.

Securities available-for-sale increased $73.2 million, or 5.5%, from $1.3 billion at December 31, 2023 to $1.4 billion at December 31, 2024, primarily due to purchases of residential and commercial mortgage-backed securities, offset by maturities and calls of U.S Treasury Notes and U.S. Government agency bonds.

Our held-to-maturity securities portfolio consists of municipal securities. We carry these securities at amortized cost. Securities held-to-maturity were $605,000 and $1.2 million at December 31, 2024 and 2023, respectively. We evaluated the held to maturity securities in an unrealized loss position for credit losses as of December 31, 2024 and 2023 and determined there were none. In January 2025, we received $605,000 payment in full for the security held-to-maturity outstanding at December 31, 2024.

The fair value of our equity and other securities portfolio was $9.9 million at December 31, 2024, and $8.7 million at December 31, 2023.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,783	$32,570	$116,398	$115,434
U.S. Government agencies	151,912	136,487	147,062	130,695
Obligations of states, municipalities, and political subdivisions	84,188	79,306	86,022	82,275
Residential mortgage-backed securities
Agency	849,297	750,802	786,970	695,803
Non-agency	160,427	137,880	122,359	100,260
Commercial mortgage-backed securities
Agency	261,947	226,940	181,452	147,204
Corporate securities	40,623	38,462	40,681	36,171
Asset-backed securities	14,406	13,249	35,857	34,638
Total	$1,595,583	$1,415,696	$1,516,801	$1,342,480

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$605	$1,157	$1,149
Total	$605	$605	$1,157	$1,149

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. There were 335 investment securities with unrealized losses at December 31, 2024 totaling $181.7 million. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2024
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$22,997	2.47%	$9,786	3.53%	$—	—	$—	—
U.S. government agencies	22,895	1.44%	39,491	1.85%	83,368	2.19%	6,158	3.67%
Obligations of states, municipalities, and political subdivisions	4,533	2.66%	21,256	3.40%	25,214	3.46%	33,185	2.49%
Residential mortgage-backed securities
Agency	—	—	29,968	1.64%	47,926	1.61%	771,403	2.83%
Non-agency	—	—	—	0.00%	—	—	160,427	3.00%
Commercial mortgage-backed securities
Agency	—	—	2,688	2.56%	12,811	1.71%	246,448	3.24%
Corporate securities	—	—	22,105	5.27%	18,518	3.66%	—	—
Asset-backed securities	—	—	—	—	14,406	3.83%	—	—
Total	$50,425	2.02%	$125,294	2.81%	$202,243	2.43%	$1,217,621	2.93%

	Maturity as of December 31, 2024
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	2.75%	$—	—	$—	—	$—	—
Total	$605	2.75%	$—	—	$—	—	$—	—

(1) The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.5 million at December 31, 2024, a decrease of $2.2 million from December 31, 2023.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2024 and 2023.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2024 and 2023, we held $27.5 million and $16.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2024 and 2023.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2024 and 2023 were $6.9 billion and $6.7 billion, respectively, an increase of $222.5 million or 3.3%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases, leasing financing receivables, and commercial real estate, as well as renewals of acquired loans that are now reflected with originated loans. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $663.0 million at December 31, 2024, a decrease of $254.2 million, compared to $917.3 million at December 31, 2023. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals of loans as originated, resolutions of these loans, and charge-offs.

We strive to maintain a diversified loan and lease portfolio to help reduce the risk inherent in concentration in certain types of collateral. Our exposure to certain industries as of December 31, 2024 represents the following percentages of the portfolio: 36.1% real estate, 12.8% manufacturing, 8.7% finance and insurance, 5.9% wholesale trade, 5.0% other services, and all other industries represent less than 5% of the portfolio or 31.4% of the total loan and lease portfolio. As of December 31, 2024, the loan portfolio included $421.5 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 19.0% retail trade, 13.8% accommodation and food services and 10.0% manufacturing. The following table shows our allocation of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,071,952	30.0%	$1,907,029	28.5%
Residential real estate	513,422	7.4%	465,133	7.0%
Construction, land development, and other land	429,596	6.2%	415,162	6.2%
Commercial and industrial	2,509,083	36.3%	2,311,563	34.6%
Installment and other	3,847	0.1%	2,919	0.0%
Leasing financing receivables	715,899	10.4%	665,239	10.0%
Total originated loans and leases	$6,243,799	90.4%	$5,767,045	86.3%
Purchased credit deteriorated loans
Commercial real estate	$82,934	1.2%	$137,807	2.1%
Residential real estate	30,515	0.4%	42,510	0.6%
Construction, land development, and other land	—	0.0%	25,331	0.4%
Commercial and industrial	14,081	0.2%	19,460	0.3%
Installment and other	105	0.0%	125	0.0%
Total purchased credit deteriorated loans	$127,635	1.8%	$225,233	3.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$199,531	2.9%	$275,476	4.1%
Residential real estate	182,165	2.6%	211,887	3.2%
Construction, land development, and other land	59,673	0.9%	86,344	1.3%
Commercial and industrial	93,969	1.4%	117,538	1.7%
Installment and other	14	0.0%	156	0.0%
Leasing financing receivables	36	0.0%	627	0.0%
Total acquired non-credit-deteriorated loans and leases	$535,388	7.8%	$692,028	10.3%
Total loans and leases	$6,906,822	100.0%	$6,684,306	100.0%
Allowance for credit losses - loans and leases	(97,988)		(101,686)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,808,834		$6,582,620

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 51.6% and 53.4% of the total loan and lease portfolio at December 31, 2024 and 2023, respectively.

Commercial Real Estate Loans. Commercial real estate loans, including owner occupied and non-owner occupied, comprised the largest portion of the real estate loan portfolio as of December 31, 2024 and totaled $2.4 billion, or 66.0%, of real estate loans and 34.1% of the total loan and lease portfolio. At December 31, 2023, commercial real estate loans totaled $2.3 billion and comprised 65.0% of real estate loans and 34.7% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $137.8 million as of December 31, 2023 to $82.9 million as of December 31, 2024, as a result of the migration of renewed loans to originated, paydowns, resolutions, and charge-offs.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of December 31, 2024:

	December 31, 2024
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$618,174	9.0%	$459,483	6.7%	$1,077,657	15.6%
Retail/Restaurant	345,928	5.0%	182,575	2.6%	528,503	7.7%
Office	86,313	1.2%	160,738	2.3%	247,051	3.6%
Mixed Use	42,653	0.6%	34,762	0.5%	77,415	1.1%
Senior Housing/Healthcare	32,070	0.5%	22,715	0.3%	54,785	0.8%
Hotel/Motel	21,655	0.3%	21,315	0.3%	42,970	0.6%
Other(1)	227,911	3.3%	94,933	1.4%	322,844	4.7%
CRE, prior to deferred fees and costs	$1,374,704	19.9%	$976,521	14.1%	$2,351,225	34.0%
Net unamortized deferred fees and costs	4,082	0.1%	(890)	0.0%	3,192	0.1%
Total CRE	$1,378,786	20.0%	$975,631	14.1%	$2,354,417	34.1%

	December 31, 2024
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,041,719	15.1%	$555,235	8.0%	$1,596,954	23.1%
Wisconsin	87,546	1.3%	59,889	0.9%	147,435	2.1%
California	42,119	0.6%	79,602	1.2%	121,721	1.8%
New Jersey	7,797	0.1%	89,736	1.3%	97,533	1.4%
Florida	18,549	0.3%	41,293	0.6%	59,842	0.9%
Indiana	45,299	0.7%	12,652	0.2%	57,951	0.8%
Texas	24,077	0.3%	18,357	0.3%	42,434	0.6%
Michigan	27,175	0.4%	10,524	0.2%	37,699	0.5%
North Carolina	2,767	0.0%	24,105	0.3%	26,872	0.4%
Georgia	6,545	0.1%	17,320	0.3%	23,865	0.3%
All Others(2)	71,111	1.0%	67,808	1.0%	138,919	2.0%
CRE, prior to deferred fees and costs	$1,374,704	19.9%	$976,521	14.1%	$2,351,225	34.0%
Net unamortized deferred fees and costs	4,082	0.1%	(890)	0.0%	3,192	0.1%
Total CRE	$1,378,786	20.0%	$975,631	14.1%	$2,354,417	34.1%
(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the CRE loan portfolio remained stable at December 31, 2024 compared to December 31, 2023. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 26.8% of total loans and leases held for investment at December 31, 2024 compared to 26.0% at December 31, 2023. We strategically reduced our CRE office portfolio by $19.7 million, or 7.4% during the year ended December 31, 2024. CRE office represents 10.5% of our total CRE portfolio as of December 31, 2024, compared to 11.5% as of December 31, 2023. Geographically, CRE loans in Illinois decreased to 23.1% of total loans and leases held for investment and represented 67.8% of total CRE loans at December 31, 2024, compared to 25.5% of total loans and leases held for investment and 73.5% of total CRE loans at December 31, 2023. CRE loans outside of Illinois comprised 10.9% of total loans and leases held for investment as of December 31, 2024, compared to 9.3% as of December 31, 2023.

Owner occupied CRE loans were $1.4 billion, or 20.0% of our loan and lease portfolio at December 31, 2024, compared to $1.3 billion, or 19.1% of our loan and lease portfolio at December 31, 2023, an increase of $104.3 million, or 8.2%, driven by an $81.3 million increase in retail/restaurant. Non-owner occupied CRE loans were $975.6 million, or 14.1% of our loan and lease portfolio at December 31, 2024, compared to $1.0 billion, or 15.8% of our loan and lease portfolio at December 31, 2023, a decrease of $70.2 million, or 6.7%. The reduction in non-owner occupied CRE included a $52.2 million decrease in office. Non-owner occupied CRE loans were 82.6% and 96.3% of Byline Bank total capital, at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank total capital were

278.2% and 300.7%, respectively. We have not experienced portfolio concentration shift during the year ended December 31, 2024, nor have we changed our underwriting standards.

Residential real estate loans. Residential real estate loans totaled $726.1 million at December 31, 2024, compared to $719.5 million at December 31, 2023, an increase of $6.6 million or 0.9%. The residential real estate loan portfolio comprised 20.3% and 20.2% of real estate loans as of December 31, 2024 and 2023, respectively, and 10.4% and 10.8% of total loans and leases at December 31, 2024 and 2023, respectively. Purchased credit deteriorated residential real estate loans decreased from $42.5 million as of December 31, 2023 to $30.5 million as of December 31, 2024, or 28.2%. Multifamily real estate loans, included in residential real estate loans, were $429.9 million and $399.3 million, or 36.4% and 36.8% of Byline Bank total capital, at December 31, 2024 and December 31, 2023, respectively.

Construction, land development and other land loans. Construction, land development and other land loans totaled $489.3 million at December 31, 2024 compared to $526.8 million at December 31, 2023, a decrease of $37.6 million or 7.1%. The construction, land development and other land loan portfolio comprised 13.7% and 14.8% of real estate loans as of December 31, 2024 and 2023, respectively, and 7.1% and 7.9% of the total loan and lease portfolio as of December 31, 2024 and 2023, respectively. The construction, land development and other land loan portfolio was 41.3% and 48.4% of Byline Bank total capital, at December 31, 2024 and December 31, 2023, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $2.6 billion and $2.4 billion at December 31, 2024 and 2023, respectively, an increase of $168.6 million, or 6.9%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 37.9% and 36.6% of the total loan and lease portfolio as of December 31, 2024 and 2023, respectively.

Lease financing receivables comprised 10.4% and 10.0% of the total loan and lease portfolio as of December 31, 2024 and 2023, respectively. Total lease financing receivables were $715.9 million and $665.9 million at December 31, 2024 and 2023, respectively, an increase of $50.1 million, or 7.5%.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2024 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$167,000	$259,379	$784,554	$404,106	$198,433	$100,448	$10,345	$147,687	$2,071,952
Residential real estate	15,238	32,531	176,834	129,287	15,490	83,837	51,116	9,089	513,422
Construction, land development, and other land	27,987	149,708	44,951	173,561	4,819	26,326	492	1,752	429,596
Commercial and industrial	42,094	490,827	411,548	1,127,160	144,481	254,085	29,704	9,184	2,509,083
Installment and other	703	400	688	1,883	173	—	—	—	3,847
Leasing financing receivables	22,866	—	660,857	—	32,176	—	—	—	715,899
Total originated loans and leases	$275,888	$932,845	$2,079,432	$1,835,997	$395,572	$464,696	$91,657	$167,712	$6,243,799
Purchased credit deteriorated loans
Commercial real estate	$20,582	$3,236	$27,107	$19,918	$1,813	$10,148	$—	$130	$82,934
Residential real estate	2,413	27	16,125	454	3,606	278	4,353	3,259	30,515
Commercial and industrial	2,491	—	5,653	119	—	5,818	—	—	14,081
Installment and other	7	—	12	—	86	—	—	—	105
Total purchased credit deteriorated loans	$25,493	$3,263	$48,897	$20,491	$5,505	$16,244	$4,353	$3,389	$127,635
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$24,827	$13,267	$115,242	$8,501	$6,121	$19,220	$2,055	$10,298	$199,531
Residential real estate	4,478	15,978	46,304	3,306	7,846	8,951	3,405	91,897	182,165
Construction, land development, and other land	—	16,963	—	25,646	—	—	1,070	15,994	59,673
Commercial and industrial	4,155	659	36,903	6,715	43,807	1,730	—	—	93,969
Installment and other	11	—	3	—	—	—	—	—	14
Leasing financing receivables	36	—	—	—	—	—	—	—	36
Total acquired non-credit- deteriorated loans and leases	$33,507	$46,867	$198,452	$44,168	$57,774	$29,901	$6,530	$118,189	$535,388
Total loans and leases	$334,888	$982,975	$2,326,781	$1,900,656	$458,851	$510,841	$102,540	$289,290	$6,906,822

As of December 31, 2024, 46.7% of the loan and lease portfolio bears interest at fixed rates and 53.3% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $98.0 million at December 31, 2024 compared to $101.7 million at December 31, 2023, a decrease of $3.7 million, or 3.6%. The decrease was primarily due to charge-offs, net of recoveries exceeding the provision for credit losses on loans and leases. Our ACL to total loans and leases held for investment, net before ACL was 1.42% and 1.52% of total loans and leases at December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately $39.1 million of the ACL was allocated to unguaranteed loans in our government lending portfolio, compared to $34.4 million at December 31, 2023.

The amount of ACL allocated to CRE loans decreased by $5.4 million at December 31, 2024 from December 31, 2023, primarily due to a recapture of the provision for credit losses on CRE loans of $1.2 million due to a reduction in purchased credit deteriorated loans and charge-offs, net of recoveries of $4.2 million.

The decreased allocation in commercial real estate was offset by a $2.8 million increase the provision for credit losses on commercial and industrial loans exceeding charge-offs, net of recoveries.

The following table presents an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision (recapture) for PCD loans	(3,466)	(407)	(209)	649	—	—	(3,433)
Recapture for acquired non-credit-deteriorated loans	(302)	(217)	(290)	(364)	(1)	(2)	(1,176)
Provision for originated loans	2,596	37	37	28,564	11	1,650	32,895
Total provision	$(1,172)	$(587)	$(462)	$28,849	$10	$1,648	$28,286
Charge-offs for PCD loans	(74)	—	—	(2,513)	—	—	(2,587)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(5,468)	—	—	(25,562)	(1)	(2,535)	(33,566)
Total charge-offs	$(5,682)	$—	$—	$(28,133)	$(1)	$(2,535)	$(36,351)
Recoveries for PCD loans	84	—	1	100	—	—	185
Recoveries for acquired non-credit deteriorated loans	32	—	—	—	—	—	32
Recoveries for originated loans	1,374	12	—	1,991	—	773	4,150
Total recoveries	$1,490	$12	$1	$2,091	$—	$773	$4,367
Net (charge-offs) recoveries	(4,192)	12	1	(26,042)	(1)	(1,762)	(31,984)
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Ending ACL balances
PCD loans	$3,377	$495	$3	$305	$1	$—	$4,181
Acquired non-credit-deteriorated loans	1,659	419	317	988	1	—	3,384
Originated loans	22,837	2,006	2,125	55,296	43	8,116	90,423
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Loans individually evaluated for impairment	$6,853	$67	$—	$16,649	$—	$—	$23,569
Loans collectively evaluated for impairment	21,020	2,853	2,445	39,940	45	8,116	74,419
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Loans and leases ending balances
Loans individually evaluated for impairment	$36,421	$1,365	$—	$40,712	$—	$—	$78,498
Loans collectively evaluated for impairment	2,317,996	724,737	489,269	2,576,421	3,966	715,935	6,828,324
Total loans at December 31, 2024, gross	$2,354,417	$726,102	$489,269	$2,617,133	$3,966	$715,935	$6,906,822
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.04%	0.00%	0.00%	0.04%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.05%	0.00%	0.00%	0.35%	0.00%	0.03%	0.43%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.53%	0.02%	0.00%	0.59%	0.00%	0.00%	1.14%
Loans collectively evaluated for impairment	33.56%	10.48%	7.09%	37.30%	0.06%	10.37%	98.86%
Total	34.09%	10.50%	7.09%	37.89%	0.06%	10.37%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2022	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision (recapture) for PCD loans	(1,319)	(432)	101	414	(1)	—	(1,237)
Provision (recapture) for acquired non-credit-deteriorated loans	(1,666)	340	606	181	1	(31)	(569)
Provision (recapture) for originated loans	10,222	(310)	(1,032)	22,807	11	2,328	34,026
Total provision	$7,237	$(402)	$(325)	$23,402	$11	$2,297	$32,220
Charge-offs for PCD loans	(1,229)	—	—	—	—	—	(1,229)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(8,500)	(21)	—	(15,411)	(3)	(2,437)	(26,372)
Total charge-offs	$(9,729)	$(21)	$—	$(15,411)	$(3)	$(2,437)	$(27,601)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	1,438	118	—	2,293	4	694	4,547
Total recoveries	$1,438	$118	$—	$2,293	$4	$694	$4,547
Net (charge-offs) recoveries	(8,291)	97	—	(13,118)	1	(1,743)	(23,054)
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Ending ACL balances
PCD loans	$6,833	$902	$211	$2,069	$1	$—	$10,016
Acquired non-credit-deteriorated loans	2,070	636	607	1,410	2	3	4,728
Originated loans	24,334	1,957	2,088	50,303	33	8,227	86,942
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Loans individually evaluated for impairment	$12,361	$—	$—	$14,880	$—	$—	$27,241
Loans collectively evaluated for impairment	20,876	3,495	2,906	38,902	36	8,230	74,445
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Loans and leases ending balances
Loans individually evaluated for impairment	$64,339	$3,593	$813	$44,749	$—	$—	$113,494
Loans collectively evaluated for impairment	2,255,973	715,937	526,024	2,403,812	3,200	665,866	6,570,812
Total loans at December 31, 2023, gross	$2,320,312	$719,530	$526,837	$2,448,561	$3,200	$665,866	$6,684,306
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.02%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.12%	0.00%	0.00%	0.22%	0.00%	0.02%	0.36%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.96%	0.05%	0.01%	0.67%	0.00%	0.00%	1.70%
Loans collectively evaluated for impairment	33.75%	10.70%	7.87%	35.96%	0.05%	9.96%	98.30%
Total	34.71%	10.75%	7.88%	36.63%	0.05%	9.96%	100.00%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2024 and 2023 totaled $62.1 million and $64.1 million, respectively. Non-accrual loans and leases include $9.9 million and $4.2 million of U.S. government guaranteed balances at December 31, 2024 and 2023, respectively.

Total OREO increased from $1.2 million as of December 31, 2023 to $5.2 million at December 31, 2024. The $4.0 million increase in OREO resulted primarily from transfers into OREO from non-performing loans and leases.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2024	December 31, 2023
Non-performing assets:
Non-accrual loans and leases(1)(2)	$62,076	$64,107
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	62,076	64,107
Other real estate owned	5,170	1,200
Total non-performing assets	$67,246	$65,307
Total non-performing loans and leases as a percentage of total loans and leases	0.90%	0.96%
Total non-accrual loans and leases as a percentage of total loans and leases	0.90%	0.96%
Total non-performing assets as a percentage of total assets	0.71%	0.74%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	157.85%	158.62%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	157.85%	158.62%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$9,862	$4,154
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$9,862	$4,154
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.76%	0.90%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.76%	0.90%
Total non-performing assets not guaranteed as a percentage of total assets	0.60%	0.69%
(1)
Includes $2.8 million and $406,000 of non-accrual loan modifications as of December 31, 2024 and 2023, respectively.
(2)
For the year ended December 31, 2024 and 2023, $6.3 million and $4.5 million, respectively, in interest income would have been recorded had non-accrual loans been current.

Total non-accrual loans decreased by $2.0 million between December 31, 2024 and 2023 primarily due to decreases in non-accrual commercial real estate and residential real estate, offset by increases to commercial and industrial and lease financing receivables. Total accruing loans past due decreased from $36.1 million at December 31, 2023 to $35.1 million at December 31, 2024, a decrease of $1.0 million. Refer to Note 5 of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.

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

Total deposits at December 31, 2024 were $7.5 billion, representing an increase of $281.6 million, or 3.9%, compared to $7.2 billion at December 31, 2023. Non-interest-bearing deposits were $1.8 billion, or 23.5% of total deposits, at December 31, 2024, a decrease of $149.8 million, or 7.9%, compared to $1.9 billion at December 31, 2023, or 26.6% of total deposits. Core deposits were 85.9% and 87.0% of total deposits at December 31, 2024 and 2023, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,802,258	0.00%	$1,965,663	0.00%
Interest checking	695,156	2.08%	574,335	1.60%
Money market accounts	2,344,309	3.45%	1,802,675	2.99%
Savings	506,889	0.14%	585,820	0.15%
Time deposits (below $100,000)	954,565	4.70%	808,882	4.09%
Time deposits ($100,000 and above)	1,070,377	4.80%	659,954	3.69%
Total	$7,373,554	2.61%	$6,397,329	1.90%

Our average cost of deposits was 261 basis points during the year ended December 31, 2024 compared to 190 basis points during the year ended December 31, 2023. This increase was primarily attributed to higher rates on interest-bearing deposits as a result of the interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest-bearing deposits. The ratio of our average non-interest-bearing deposits to total average deposits was 24.4% as of December 31, 2024 compared to 30.7% as of December 31, 2023.

There were $364.8 million and $480.0 million of brokered deposits included in Time deposits of below $100,000 at December 31, 2024 and 2023, respectively. Brokered deposits were 4.9% and 6.7% of total deposits as of December 31, 2024 and 2023, respectively.

The following table shows time deposits by remaining maturity, and includes the uninsured portion related to such time deposits as of December 31, 2024 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$524,061	$160,854	$684,915	$53,604
Over three months through six months	632,153	189,498	821,651	69,248
Over six months through 12 months	305,629	75,481	381,110	32,981
Over 12 months	36,434	8,778	45,212	3,528
Total	$1,498,277	$434,611	$1,932,888	$159,361

Total estimated uninsured deposits were $2.2 billion and $1.9 billion as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, liquidity coverage of uninsured deposits was approximately 105% and 127%, respectively.

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans, and securities. At December 31, 2024 and 2023, we had maximum available borrowing capacity from the FHLB of $2.7 billion and $2.8 billion, respectively, subject to the availability of collateral.

At December 31, 2024, fixed-rate advances totaled $325.0 million, with an interest rate of 4.46% and maturity of January 2025. Total variable rate advances were $250.0 million at December 31, 2024, with an interest rate of 4.51% that may reset daily and mature in March 2025. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities in the consolidated financial statements included in Part II, Item 8 of this report, for additional discussion. The Bank’s maximum FHLB borrowing capacity is limited to 35% of total assets.

We have the capacity to borrow funds from the discount window of the FRB. We did not utilize the discount window during 2024 and there were no borrowings outstanding under the FRB discount window line as of December 31, 2024. We pledge loans as collateral for any borrowings under the FRB discount window.

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

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the bank pledges securities to FRB Chicago as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, we repaid the BTFP advance in full.

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

On May 24, 2024, the Company entered into the First Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 26, 2024, and provides for: (1) the renewal of the revolving line-of credit facility of up to $15.0 million, and (2) extending its maturity date to May 25, 2025, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At December 31, 2024, the variable rate term loan had a $11.7 million outstanding balance and an interest rate of 6.83%. The variable rate term loan was paid in full in January 2025. At December 31, 2023, the variable rate term loan had a $18.3 million outstanding balance and an interest rate of 7.64%. At December 31, 2024 the line of credit had no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—	$—
Maximum outstanding at any month-end period during the year	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$259,809	$435,264	$436,618
Maximum outstanding at any month-end period during the year	670,000	675,000	735,000
Balance outstanding at end of period	575,000	325,000	625,000
Weighted average interest rate during period(1)	1.87%	3.48%	2.07%
Weighted average interest rate at end of period	4.48%	5.56%	4.33%
Federal funds purchased:
Average balance outstanding	$348	$685	$630
Maximum outstanding at any month-end period during the year	—	—	45,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	6.05%	5.30%	2.32%
Weighted average interest rate at end of period	N/A	N/A	N/A
Bank Term Funding Program
Average balance outstanding	$131,694	$—	$—
Maximum outstanding at any month-end period during the year	200,000	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	4.92%	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Term loan
Average balance outstanding	$14,162	$9,557	$—
Maximum outstanding at any month-end period during the year	16,667	20,000	—
Balance outstanding at end of period	11,667	18,333	—
Weighted average interest rate during period	7.64%	7.63%	N/A
Weighted average interest rate at end of period	6.83%	7.64%	N/A
Revolving line of credit:
Average balance outstanding	$1,322	$6,545	$—
Maximum outstanding at any month-end period during the year	7,500	15,000	—
Balance outstanding at end of period	—	11,250	—
Weighted average interest rate during period	10.49%	7.72%	N/A
Weighted average interest rate at end of period(2)	N/A	7.39%	N/A
(1)
Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 21 – Derivative Instruments and Hedge Activities of the notes to our audited consolidated financial statements contained in Item 8 of this report for further information.
(2)
We amended our existing revolving credit agreement with a correspondent lender in May 2024, which extended the maturity date to May 2025. The amended revolving line of credit bears interest at either the SOFR Rate plus 205 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. See "Liquidity" below for further information regarding the revolving line of credit.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase were $32.1 million at December 31, 2024, compared to $40.6 million at December 31, 2023, a decrease of $8.5 million.

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

As of December 31, 2024, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $792.3 million from the FRB. As of December 31, 2024, Byline Bank had open advances from the FHLB of $575.0 million and open letters of credit of $11.5 million, providing available aggregate borrowing capacity of $1.1 billion. In addition, Byline Bank had an uncommitted federal funds line available of $127.5 million at December 31, 2024.

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

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 25, 2025. The revolving line of credit bears interest at either SOFR plus 205 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2023, the outstanding balance on the revolving line of credit was $11.3 million. At December 31, 2024 the line of credit had no outstanding balance. At December 31, 2024, the variable term loan had a $11.7 million outstanding balance and an interest rate of 6.83%. At December 31, 2023, the variable term loan had a $18.3 million outstanding balance and an interest rate of 7.64%.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. Refer to Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

As of December 31, 2024, we had outstanding commitments to extend credit of $2.0 billion, primarily related to unused credit lines and $10.9 million of commitments under operating lease agreements. For additional information regarding future financial commitments, refer to Notes 9 and 16 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next 12 months.

Capital resources

Stockholders’ equity at December 31, 2024 was $1.1 billion compared to $990.2 million at December 31, 2023, an increase of $101.3 million, or 10.2%. The increase was primarily due to increased retained earnings due to net income.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the "leverage ratio"), as defined under these capital requirements. For further information, see Item 1. "Business—Supervision and Regulation—Regulatory Capital Requirements", "Business—Supervision and Regulation—Prompt Corrective Action Framework" and Note 20 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. As of December 31, 2024, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized." There have been no conditions or events since December 31, 2024 that management believes have changed Byline Bank’s classifications.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2052. Variable rate loan commitments have interest rates ranging from 4.00% to 17.75% and maturities up to 2053.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments. We also enter into interest rate derivatives with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Refer to Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2024 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2024
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$26,529	$(52)
Other interest rate derivatives	851,742	17,865	(17,721)
Other credit derivatives	17,146	7	(12)

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

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB, our other borrowings, and deposits from our customers that we rely on for funding. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of December 31, 2024, we had a notional amount of $1.5 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2024 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Year ending December 31		As of
Basis Point Change in Interest Rates	2025	2026	December 31, 2024
+300	9.3%	14.9%	(16.1)%
+200	6.8%	10.5%	(10.9)%
+100	3.7%	5.5%	(5.5)%
-100	(2.6)%	(4.7)%	5.6%
-200	(5.0)%	(9.4)%	10.8%
-300	(5.5)%	(12.2)%	14.9%
We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 2.1% and 3.9%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.5% and 5.0%, respectively, over the same period.

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

December 31, 2024, 2023, and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses for Loans and Leases – Loan Risk Ratings, Qualitative Factors, and Individually Evaluated Loans

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases was $98 million as of December 31, 2024. The allowance for credit losses, which is an estimate of expected credit losses over the contractual life of an instrument, is developed using internal and external data based on historical experience, current conditions, and reasonable and supportable forecasts. This balance acts as a valuation account that is deducted from the amortized cost basis of loans and leases to present the net carrying value expected to be collected by the Company. We identified management’s risk rating of loans, the determination of qualitative factor adjustments, and the calculation of reserves on individually evaluated loans, all of which are used in the development of an allowance for credit losses estimate, as a critical audit matter.

Our principal consideration in determining that components of the allowance for credit losses for loans and leases are a critical audit matter is the significant judgement that management exercises in developing the estimate, particularly in relation to the risk rating of loans, the determination of qualitative factor adjustments, and the calculation of reserves on individually evaluated loans. The reserve on collectively evaluated loans and leases incorporates loan risk ratings as a significant input. Risk ratings are applied to individual credits and the determination requires judgment based on a variety of factors, some of which are subjective. For collectively evaluated loans, the Company also applies qualitative factor adjustments to account for risks that are not reflected in the historical loss history, which requires judgement and is inherently subjective. Lastly, management calculates a reserve on individually evaluated loans based on sources of repayment and the net realizable value of collateral, which requires judgment to determine. The degree of management judgement and subjectivity involved in determining those specific components of the allowance estimate resulted in an especially high level of auditor judgment, subjectivity, and/or effort in performing audit procedures and evaluating the results of those audit procedures in connection with forming our overall opinion on the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

•
Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses for loans and leases, including controls over loan risk ratings, the evaluation of the qualitative factors, and the calculation of the loss reserves associated with individually evaluated loans.

•
Evaluating the appropriateness of the Company’s loan and lease risk rating policy and testing a risk-based targeted selection of loans and leases to ensure that the Company is appropriately classifying loans and leases by risk category.

•
For individually evaluated loans evaluating the reasonableness of the allowance recognized, including the testing of selected collateral values with the assistance of internal valuation specialists.

•
Evaluating the reasonableness and appropriateness of the qualitative factor adjustments by obtaining management’s analysis and testing selected assumptions and data used to develop the qualitative factors.

•
Testing the completeness and accuracy of the data used in, and the mathematical accuracy and computation of, the allowance for credit losses for loans and leases by reperforming or independently calculating significant elements of the allowance, including quantitative historical loss factors applied to the loan and lease segments based on risk ratings and utilizing relevant source documents.

•
Evaluating the accuracy and completeness of the Company’s disclosures in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

/s/ Moss Adams LLP

Portland, Oregon

February 28, 2025

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2024 AND 2023

(dollars in thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$58,759	$60,431
Interest bearing deposits with other banks	504,379	165,705
Cash and cash equivalents	563,138	226,136
Equity and other securities, at fair value	9,865	8,743
Securities available-for-sale, at fair value (amortized cost at December 31, 2024—$1,595,583; December 31, 2023—$1,516,801)	1,415,696	1,342,480
Securities held-to-maturity, at amortized cost (fair value at December 31, 2024—$605; December 31, 2023—$1,149)	605	1,157
Restricted stock, at cost	27,452	16,304
Loans held for sale	3,200	18,005
Loans and leases:
Loans and leases	6,906,822	6,684,306
Allowance for credit losses - loans and leases	(97,988)	(101,686)
Net loans and leases	6,808,834	6,582,620
Servicing assets, at fair value	18,952	19,844
Accrued interest receivable	40,652	43,922
Premises and equipment, net	60,502	66,627
Operating lease right-of-use asset	9,797	12,474
Assets held for sale	2,025	4,484
Other real estate owned, net	5,170	1,200
Goodwill	181,705	181,705
Other intangible assets, net	16,393	21,773
Bank-owned life insurance	100,083	96,900
Deferred tax assets, net	56,458	50,058
Due from counterparty	38,869	35,277
Other assets	137,133	152,258
Total assets	$9,496,529	$8,881,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,756,098	$1,905,876
Interest-bearing deposits:
Interest bearing checking, savings accounts, and money market accounts	3,769,642	3,386,171
Time deposits	1,932,888	1,884,952
Total deposits	7,458,628	7,176,999
Federal Home Loan Bank advances	575,000	325,000
Term loan	11,667	18,333
Line of credit	—	11,250
Subordinated notes, net	74,040	73,866
Securities sold under agreements to repurchase	32,106	40,607
Junior subordinated debentures issued to capital trusts, net	70,890	70,452
Accrued interest payable	21,114	22,233
Operating lease liability	10,949	14,268
Accrued expenses and other liabilities	150,638	138,808
Total liabilities	8,405,032	7,891,816
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 24)
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized	—	—
Common stock, voting $0.01 par value at December 31, 2024 and 2023; 150,000,000 shares authorized; 46,252,693 shares issued at December 31, 2024 and 45,714,241 shares issued at December 31, 2023	455	451
Additional paid-in capital	717,763	710,488
Retained earnings	533,901	429,036
Treasury stock at cost, 1,793,109 shares at December 31, 2024 and 1,950,185 shares at December 31, 2023	(46,935)	(49,707)
Accumulated other comprehensive loss, net of tax	(113,687)	(100,117)
Total stockholders’ equity	1,091,497	990,151
Total liabilities and stockholders’ equity	$9,496,529	$8,881,967

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(dollars in thousands, except per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$502,353	$440,984	$273,412
Interest on taxable securities	39,753	27,404	21,946
Interest on tax-exempt securities	3,465	3,397	3,444
Other interest and dividend income	20,358	7,693	2,757
Total interest and dividend income	565,929	479,478	301,559
INTEREST EXPENSE
Deposits	192,366	121,436	19,796
Other borrowings	13,669	17,161	9,322
Subordinated notes and debentures	11,848	10,260	7,111
Total interest expense	217,883	148,857	36,229
Net interest income	348,046	330,621	265,330
PROVISION FOR CREDIT LOSSES	27,041	31,653	23,879
Net interest income after provision for credit losses	321,005	298,968	241,451
NON-INTEREST INCOME
Fees and service charges on deposits	10,214	9,211	8,152
Loan servicing revenue	12,905	13,503	13,479
Loan servicing asset revaluation	(6,704)	(5,089)	(11,743)
ATM and interchange fees	4,464	4,462	4,437
Net gains (losses) on sales of securities available-for-sale	(699)	—	50
Change in fair value of equity securities, net	1,122	1,071	(603)
Net gains on sales of loans	24,540	22,805	31,899
Wealth management and trust income	4,310	4,158	3,807
Other non-interest income	8,699	6,194	7,836
Total non-interest income	58,851	56,315	57,314
NON-INTEREST EXPENSE
Salaries and employee benefits	140,119	126,979	118,051
Occupancy expense, net	14,686	14,030	13,197
Equipment expense	4,017	4,478	3,791
Impairment charge on assets held for sale	—	2,000	372
Loan and lease related expenses	2,789	2,936	1,707
Legal, audit, and other professional fees	13,428	12,946	10,357
Data processing	16,869	19,509	13,358
Net loss recognized on other real estate owned and other related expenses	568	385	708
Regulatory assessments	4,179	4,143	2,953
Other intangible assets amortization expense	5,380	6,011	6,671
Advertising and promotions	4,978	3,796	2,825
Telecommunications	870	1,447	918
Other non-interest expense	10,894	10,943	9,174
Total non-interest expense	218,777	209,603	184,082
INCOME BEFORE PROVISION FOR INCOME TAXES	161,079	145,680	114,683
PROVISION FOR INCOME TAXES	40,320	37,802	26,729
NET INCOME	120,759	107,878	87,954
Dividends on preferred shares	—	—	196
INCOME AVAILABLE TO COMMON STOCKHOLDERS	$120,759	$107,878	$87,758
EARNINGS PER COMMON SHARE
Basic	$2.78	$2.69	$2.37
Diluted	$2.75	$2.67	$2.34

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(dollars in thousands)	2024	2023	2022
Net income	$120,759	$107,878	$87,954
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(6,265)	29,591	(191,922)
Reclassification adjustments for net (gains) losses included in net income	699	—	(50)
Tax effect	532	(7,974)	51,226
Net of tax	(5,034)	21,617	(140,746)
Cash flow hedges
Unrealized holding gains arising during the period	6,535	9,605	43,977
Reclassification adjustments for net gains included in net income	(18,387)	(15,336)	(1,022)
Tax effect	3,316	1,547	(11,457)
Net of tax	(8,536)	(4,184)	31,498
Total other comprehensive income (loss)	(13,570)	17,433	(109,248)
Comprehensive income (loss)	$107,189	$125,311	$(21,294)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2022	10,438	$10,438	37,713,903	$387	$593,753	$271,676	$(31,570)	$(8,302)	$836,382
Net income	—	—	—	—	—	87,954	—	—	87,954
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(109,248)	(109,248)
Issuance of common stock upon exercise of stock options, net	—	—	224,640	—	(592)	—	(1,996)	—	(2,588)
Restricted stock activity, net	—	—	195,127	2	(197)	—	(1,400)		(1,595)
Issuance of common stock in connection with employee stock purchase plan	—	—	48,173	—	(1)	—	1,126	—	1,125
Cumulative-effect adjustment (ASU 2016-13)	—	—	—	—	—	(10,097)	—	—	(10,097)
Redemption of Series B Preferred Stock	(10,438)	(10,438)	—	—	—	—	—	—	(10,438)
Cash dividends declared on preferred stock	—	—	—	—	—	(196)	—	—	(196)
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(13,543)	—	—	(13,543)
Repurchases of common stock	—	—	(689,068)	—	—	—	(17,274)	—	(17,274)
Share-based compensation expense	—	—	—	—	5,334	—	—	—	5,334
Balance, December 31, 2022	—	$—	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	—	—	107,878	—	—	107,878
Other comprehensive income, net of tax	—	—	—	—	—	—	—	17,433	17,433
Issuance of common stock upon exercise of stock options, net	—	—	59,153	1	658	—	—	—	659
Restricted stock activity, net	—	—	206,193	2	(2,140)	—	(113)	—	(2,251)
Issuance of common stock in connection with employee stock purchase plan	—	—	73,612	—	—	—	1,520	—	1,520
Issuance of common stock due to business combination, net of issuance costs	—	—	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(14,636)	—	—	(14,636)
Share-based compensation expense	—	—	—	—	6,715	—	—	—	6,715
Balance, December 31, 2023	—	$—	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	—	—	120,759	—	—	120,759
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,570)	(13,570)
Issuance of common stock upon exercise of stock options, net	—	—	345,519	3	2,898	—	(671)	—	2,230
Restricted stock activity, net	—	—	286,129	1	(3,512)	—	1,762	—	(1,749)
Issuance of common stock in connection with employee stock purchase plan	—	—	63,880	—	—	—	1,681	—	1,681
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(15,894)	—	—	(15,894)
Share-based compensation expense	—	—	—	—	7,889	—	—	—	7,889
Balance, December 31, 2024	—	$—	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,759	$107,878	$87,954
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	27,041	31,653	23,879
Impairment loss on premises and equipment	1,069	—	—
Impairment loss on right-of-use asset	194	395	—
Impairment loss on assets held for sale	—	2,000	372
Depreciation and amortization of premises and equipment	5,031	4,529	4,288
Net amortization (accretion) of securities	(2,062)	894	4,272
Net change in fair value of equity securities, net	(1,122)	(1,071)	603
Net losses (gains) on sales of securities available-for-sale	699	—	(50)
Net losses (gains) on sales or disposals of premises, ROU asset and assets held for sale	(1,320)	(723)	297
Net gains on sales of loans	(24,540)	(22,805)	(31,899)
Originations of U.S. government guaranteed loans	(304,087)	(331,923)	(360,454)
Proceeds from U.S. government guaranteed loans sold	294,058	360,943	417,849
Accretion of premiums and discounts on acquired loans, net	(13,511)	(16,726)	(4,555)
Net change in servicing assets	892	(672)	4,572
Net losses on sales and valuation adjustments of other real estate owned	28	508	247
Net amortization of other acquisition accounting adjustments	6,503	7,983	6,671
Amortization of subordinated debt issuance cost	174	175	174
Accretion of junior subordinated debentures discount	438	453	432
Share-based compensation expense	7,889	6,715	5,334
Deferred tax provision (benefit)	(2,554)	26,578	25,564
Increase in cash surrender value of bank owned life insurance	(3,183)	(2,345)	(2,052)
Changes in assets and liabilities:
Accrued interest receivable and other assets	20,337	(1,061)	(74,591)
Accrued interest payable and other liabilities	42,427	(7,311)	111,426
Net cash provided by operating activities	175,160	166,067	220,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(352,371)	(185,527)	(104,083)
Proceeds from maturities and calls of securities available-for-sale	111,081	11,161	26,750
Proceeds from paydowns of securities available-for-sale	154,332	101,396	139,383
Proceeds from sales of securities available-for-sale	8,949	163,649	23,293
Proceeds from maturities and calls of securities held-to-maturity	550	1,545	1,170
Redemptions (purchases) of Federal Home Loan Bank stock, net	(11,148)	14,956	(6,200)
Proceeds from other loans sold	—	6,750	—
Net change in loans and leases	(246,194)	(460,262)	(900,334)
Purchases of premises and equipment	(3,992)	(3,861)	(3,633)
Proceeds from sales of premises and equipment	623	—	28
Proceeds from sales of assets held for sale	6,044	2,538	3,277
Proceeds from sales of other real estate owned	1,207	3,580	491
Net cash received in acquisition of a business	—	7,834	—
Net cash used in investing activities	(330,919)	(336,241)	(819,858)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(dollars in thousands)	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$280,506	$515,415	$540,074
Proceeds from short-term borrowings	2,775,000	17,695,200	22,269,500
Repayments of short-term borrowings	(2,525,000)	(18,035,200)	(22,134,500)
Proceeds from revolving line of credit	—	15,000	—
Repayments of revolving line of credit	(11,250)	(3,750)	—
Proceeds from term loan	—	20,000	—
Repayments of term loan	(6,666)	(1,667)	—
Proceeds from BTFP advance	200,000	—	—
Repayment of BTFP advance	(200,000)	—	—
Net change in securities sold under agreements to repurchase	(8,501)	24,753	(14,324)
Dividends paid on preferred stock	—	—	(196)
Dividends paid on common stock	(15,847)	(14,585)	(13,401)
Proceeds from issuance of common stock	4,519	1,791	1,506
Redemption of preferred stock	—	—	(10,438)
Repurchase of common stock	—	—	(17,274)
Net cash provided by financing activities	492,761	216,957	620,947
NET INCREASE IN CASH AND CASH EQUIVALENTS	337,002	46,783	21,422
CASH AND CASH EQUIVALENTS, beginning of period	226,136	179,353	157,931
CASH AND CASH EQUIVALENTS, end of period	$563,138	$226,136	$179,353
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$217,406	$128,636	$31,181
Cash payments during the period for taxes	$12,496	$12,244	$28,652
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from equity securities to other assets	$—	$—	$2,236
Transfer of loans to other real estate owned	$5,205	$571	$3,343
Right of use asset exchanged for operating lease liabilities	$2,264	$4,786	$3,006
Common stock issued due to acquisition of a business	$—	$107,107	$—
Common dividend declared, not paid	$47	$51	$142
Common share withholding	$2,751	$2,251	$4,733
Total assets acquired from acquisition	$—	$1,160,491	$—
Value ascribed to goodwill	$—	$33,352	$—
Total liabilities assumed from acquisition	$—	$1,054,929	$—

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the "Company," "we," "us," "our") is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the "Bank"). The Bank originates commercial, commercial real estate and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 45 Chicago metropolitan area and one Wauwatosa, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. The Bank also provides wealth management services. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System (the "FRB"), the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the FRB.

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

Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2024, 2023, and 2022.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Banks are required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation, which included lowering the reserve requirement to zero percent. As a result, at December 31, 2024 and 2023, there was no reserve balance required to be maintained at the FRB.

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available for sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings. Restrictions on the sale of equity securities are not considered in the fair value measurement unless the restriction is a characteristic of the actual security.

Debt securities—Debt securities are classified as available‑for‑sale if the instrument may be sold in response to such factors including changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative instruments, and changes in funding sources and terms. Gains or losses on the sales of available‑for‑sale securities are recorded on the trade date and determined using the specific‑identification method. Unrealized holding gains or losses, net of tax, on available‑for‑sale securities are carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized. Securities are classified as held‑to‑maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed.

Fair values of securities are generally based on quoted market prices for the same or similar instruments. Refer to Note 17—Fair Value Measurement for additional discussion on the determination of fair values. Interest income includes the amortization of purchase premiums and discounts, which are recognized using the effective interest method over the terms of the securities.

Allowance for credit losses - securities—Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The Company’s held-to-maturity portfolio contains municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. For securities available-for-sale in a loss position, the Company evaluates, on a security-by-security basis, whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency. The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security, or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. There was no recorded allowance for credit losses on securities as of December 31, 2024 or 2023. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. Accrued interest receivable on securities available-for-sale is excluded from the estimate of credit losses.

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

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2024, 2023, and 2022.

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

Originated loans—Originated loans are stated at the amount of unpaid principal outstanding, net of purchase premiums and discounts, and any deferred fees or costs. Net deferred fees, costs, discounts and premiums are recognized as yield adjustments over the contractual life of the loan. Interest on loans is calculated daily based on the principal amount outstanding. Additionally, once an acquired non-credit-deteriorated loan or purchased credit deteriorated ("PCD") loan is performing and reaches its contractual maturity date, it is re-underwritten, and if renewed, it is classified as an originated loan.

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

The adoption of ASU 2022-02 Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023 eliminated the recognition and measurement of trouble debt restructuring (TDRs) and enhanced the disclosures for modifications to loans related to borrowers experiencing financial difficulties.

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

Purchased Credit Deteriorated Loans—The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision (recapture) for credit losses.

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

Allowance for credit losses - loans and leases—The allowance for credit losses - loans and leases is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of a loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Cash flow models calculate an expected life-of-loan loss percentage for each loan category by calculating the probability of default, based on the migration of loans from performing to non-performing and a loss given default, based on net lifetime losses incurred. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (segment) basis when similar risk characteristics exist. Segments generally reflect underlying collateral categories as well as taking into consideration the risk ratings and unguaranteed balance of small business loans. Management considers various economic scenarios in its forecast when evaluating economic indicators and weights the various scenario calculation results to arrive at the forecast that most reflects management’s expectation of future conditions. After a one-year forecast period, a one-year reversion period adjusts loss experience to the historical average on a straight-line basis.

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

Assets held for sale—Assets held for sale consist of former branch locations and real estate previously purchased for expansion. Assets are considered held for sale when management has the appropriate approval. The properties are being actively marketed and transferred to assets held for sale based at the lower of its carrying value or its fair value, less estimated costs to sell. Assets held for sale are evaluated periodically for impairment, with any impairment losses recorded in non-interest expense.

Other real estate owned—Other real estate owned ("OREO") includes real estate assets that have been acquired through, or in lieu of, loan foreclosure or repossession and are to be sold. OREO assets are initially recorded at fair value, less estimated costs to sell, of the collateral of the loan, on the date of foreclosure or repossession, establishing a new cost basis. Adjustments that reduce loan balances to fair value at the time of foreclosure or repossession are recognized as charge‑offs in the allowance for credit losses - loans and leases. After foreclosure or repossession, management periodically obtains new valuations, and real estate or other assets may be adjusted to a lower carrying amount, determined by the fair value of the asset, less estimated costs to sell. Any subsequent write‑downs are recorded as a decrease in the asset and charged against other real estate owned valuation adjustments. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non‑interest expense. Any gains or losses on the sales of other real estate owned properties are recognized immediately. OREO is recorded net of participating interests sold.

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

Based on an annual analysis completed as of November 30, 2024, 2023, and 2022, the Company did not recognize impairment losses during the years ended December 31, 2024, 2023, and 2022.

Other intangible assets—Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over an approximate ten year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. Customer relationship intangibles relate to the value of existing trust and wealth management relationships and are amortized over 12 years. In valuing the relationship intangibles, the Company considered variables such as attrition, investment appreciation, and discount rates.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2024 and 2023, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2024 and 2023, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Segment reporting—The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Refer to Note 26—Segment Information for additional information.

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022.

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

Earnings per share—Earnings per common share ("EPS") is computed under the two-class method. Pursuant to the two-class method, non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Application of the two-class method resulted in the equivalent earnings per share to the treasury method. Basic earnings per common share is computed by dividing net earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method.

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

Segment Reporting (Topic 280) – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to enhance disclosures about significant segment expenses for public entities reporting segment information under Topic 280. It requires that a public entity disclose, on an annual and interim basis, significant expense categories for each reportable segment. Significant expense categories are derived from expenses that are 1) regularly reported to an entity’s chief operating decision-maker ("CODM"), and 2) included in a segment’s reported measure of profit or loss. The disclosures should include an amount for "other segment items," reflecting the difference between 1) segment revenue less significant segment expenses, and 2) the reportable segment’s profit or loss measures. It requires that a public entity disclose the title and position of the CODM and how the CODM uses the reported measure of profit or loss to assess segment performance and to allocate resources. Further it clarifies that entities with a single reportable segment must disclose both new and existing segment reporting requirements. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the guidance on a retrospective basis. The Company has evaluated the disclosure requirements of this update and have presented these enhancements in Note 26—Segment Information.

Issued Accounting Pronouncements Pending Adoption

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

Income Taxes (Topic 740) – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Income Statement (Topic 220) – In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to address requests from investors for more detailed information about certain expense types. The standard requires that public business entities to disclose disaggregated information about specific relevant natural expense categories underlying certain income statement expense line items. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities are required to adopt prospectively. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business

On July 1, 2023, the Company acquired all of the outstanding common stock of Inland Bancorp, Inc. ("Inland") and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 30, 2022 (the "Merger Agreement"). Inland was merged with and into Byline. As a result of the merger, Inland’s wholly-owned subsidiary bank, Inland Bank and Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank. The acquisition improves the Company’s footprint in the Chicagoland market, diversifies its commercial banking business, and strengthens the core deposit base.

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

There were no Inland merger-related expenses for the year ended December 31, 2024.

The acquisition of Inland was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are final as of December 31, 2024. There were no changes from the preliminary estimates.

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

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2023 and 2022 as if the acquisition had occurred on January 1, 2022. The pro forma results combine the historical results of Inland into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, deposit premium accretion, fixed assets amortization, and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2022. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

	Year Ended
	December 31,
	2023 (unaudited)	2022 (unaudited)
Total revenues (net interest income and non-interest income)	$411,252	$391,621
Net income	$120,246	$97,724
Earnings per share—basic	$2.80	$2.28
Earnings per share—diluted	$2.77	$2.25

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

On September 30, 2024, we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of First Security Bancorp, Inc., a Delaware corporation ("First Security Bancorp"), and First Security Bancorp's wholly-owned bank subsidiary, First Security Trust and Savings Bank (“First Security’), an Illinois chartered bank. Merger-related expenses, including acquisition advisory expenses of $629,000 related to the proposed acquisition of First Security Bancorp are reflected in non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses:

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,783	$—	$(213)	$32,570
U.S. Government agencies	151,912	1	(15,426)	136,487
Obligations of states, municipalities, and political subdivisions	84,188	177	(5,059)	79,306
Residential mortgage-backed securities
Agency	849,297	1,415	(99,910)	750,802
Non-agency	160,427	6	(22,553)	137,880
Commercial mortgage-backed securities
Agency	261,947	160	(35,167)	226,940
Corporate securities	40,623	—	(2,161)	38,462
Asset-backed securities	14,406	13	(1,170)	13,249
Total	$1,595,583	$1,772	$(181,659)	$1,415,696

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$—	$—	$605
Total	$605	$—	$—	$605

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$116,398	$61	$(1,025)	$115,434
U.S. Government agencies	147,062	37	(16,404)	130,695
Obligations of states, municipalities, and political subdivisions	86,022	396	(4,143)	82,275
Residential mortgage-backed securities
Agency	786,970	4,247	(95,414)	695,803
Non-agency	122,359	—	(22,099)	100,260
Commercial mortgage-backed securities
Agency	181,452	—	(34,248)	147,204
Corporate securities	40,681	—	(4,510)	36,171
Asset-backed securities	35,857	2	(1,221)	34,638
Total	$1,516,801	$4,743	$(179,064)	$1,342,480

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$1,157	$—	$(8)	$1,149
Total	$1,157	$—	$(8)	$1,149

The Company did not classify securities as trading during 2024 and 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2024	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$9,808	$(15)	$22,762	$(198)	$32,570	$(213)
U.S. Government agencies	22	13,629	(33)	120,222	(15,393)	133,851	(15,426)
Obligations of states, municipalities and political subdivisions	79	20,271	(418)	49,154	(4,641)	69,425	(5,059)
Residential mortgage-backed securities
Agency	129	183,980	(3,879)	472,665	(96,031)	656,645	(99,910)
Non-agency	22	37,882	(1,361)	91,303	(21,192)	129,185	(22,553)
Commercial mortgage-backed securities
Agency	53	63,959	(1,887)	139,283	(33,280)	203,242	(35,167)
Corporate securities	21	2,470	(21)	35,992	(2,140)	38,462	(2,161)
Asset-backed securities	1	—	—	5,829	(1,170)	5,829	(1,170)
Total	334	$331,999	$(7,614)	$937,210	$(174,045)	$1,269,209	$(181,659)

		Less than 12 Months		12 Months or Longer		Total
2023	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$5,018	$(4)	$31,843	$(1,021)	$36,861	$(1,025)
U.S. Government agencies	18	535	(9)	119,109	(16,395)	119,644	(16,404)
Obligations of states, municipalities and political subdivisions	61	12,267	(156)	49,617	(3,987)	61,884	(4,143)
Residential mortgage-backed securities
Agency	102	8,332	(49)	543,648	(95,365)	551,980	(95,414)
Non-agency	20	636	—	99,624	(22,099)	100,260	(22,099)
Commercial mortgage-backed securities
Agency	48	6,765	(1,517)	140,439	(32,731)	147,204	(34,248)
Corporate securities	21	—	—	36,171	(4,510)	36,171	(4,510)
Asset-backed securities	6	—	—	25,653	(1,221)	25,653	(1,221)
Total	283	$33,553	$(1,735)	$1,046,104	$(177,329)	$1,079,657	$(179,064)
Held to Maturity
Obligations of states, municipalities and political subdivisions	2	$—	$—	$1,149	$(8)	$1,149	$(8)
Total	2	$—	$—	$1,149	$(8)	$1,149	$(8)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 334 securities available-for-sale with unrealized losses at December 31, 2024, compared to 283 at December 31, 2023. There was one security held-to-maturity with unrealized losses at December 31, 2024 and two securities held-to-maturity with unrealized losses at December 31, 2023. In January 2025, we received payment in full for the one security held-to-maturity outstanding at December 31, 2024. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2024 or December 31, 2023. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company’s held-to-maturity portfolio consisted of municipal bonds that are typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. Accrued interest receivable on securities available-for-sale and held-to-maturity totaled $4.9 million and $4.5 million at December 31, 2024 and December 31, 2023, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2024, 2023, and 2022 are listed below:

	2024	2023	2022
Proceeds	$8,949	$163,649	$23,293
Gross gains	—	—	100
Gross losses	699	—	50

There were $163.6 million of sales of acquired Inland securities during the year ended December 31, 2023. The sales did not result in gains or losses given their close proximity to the acquisition date.

Securities posted and pledged as collateral at December 31, 2024 and 2023 had carrying amounts of $540.0 million and $464.5 million, respectively. At December 31, 2024 and 2023, the carrying amounts of those securities pledged as collateral for public fund deposits were $471.2 million and $390.3 million, respectively, and for customer repurchase agreements of $42.0 million and $47.8 million, respectively. At December 31, 2024 and 2023, there were no securities pledged for advances from the Federal Home Loan Bank. Other securities were pledged for derivative positions, letters of credit and for purposes required or permitted by law. At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2024, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$50,425	$49,900
Due from one to five years	92,638	88,012
Due from five to ten years	141,506	127,133
Due after ten years	39,343	35,029
Mortgage-backed securities	1,271,671	1,115,622
Total	$1,595,583	$1,415,696
Held-to-maturity
Due in one year or less	$605	$605
Total	$605	$605

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2024 and 2023 were categorized as follows:

	2024	2023
Commercial real estate	$2,351,227	$2,317,289
Residential real estate	725,425	718,733
Construction, land development, and other land	490,445	528,275
Commercial and industrial	2,612,767	2,444,405
Installment and other	3,901	3,138
Lease financing receivables	709,757	659,686
Total loans and leases	6,893,522	6,671,526
Net unamortized deferred fees and costs	7,122	6,600
Initial direct costs	6,178	6,180
Allowance for credit losses - loans and leases	(97,988)	(101,686)
Net loans and leases	$6,808,834	$6,582,620

	2024	2023
Lease financing receivables
Net minimum lease payments	$675,754	$644,507
Unguaranteed residual values	120,839	92,127
Unearned income	(86,836)	(76,948)
Total lease financing receivables	709,757	659,686
Initial direct costs	6,178	6,180
Lease financial receivables before allowance for credits losses - loans and leases	$715,935	$665,866

Total loans and leases consist of originated loans and leases, PCD loans, and acquired non-credit-deteriorated loans and leases. At December 31, 2024 and 2023, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $97.6 million and $93.3 million, respectively. At December 31, 2024 and 2023, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $25.6 million and $26.2 million, respectively, which are included in total loans and leases. At December 31, 2024 and 2023, installment and other loans included overdraft deposits of $1.0 million and $754,000, respectively, which were reclassified as loans. At December 31, 2024 and 2023, loans and loans held for sale pledged as security for borrowings were $2.0 billion and $2.2 billion, respectively.

The minimum annual lease payments for lease financing receivables as of December 31, 2024 are summarized as follows:

Minimum Lease Payments
2025	$239,191
2026	198,029
2027	135,490
2028	75,156
2029	25,498
Thereafter	2,390
Total	$675,754

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are loans acquired from a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2024 and 2023:

2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,071,952	$82,934	$199,531	$2,354,417
Residential real estate	513,422	30,515	182,165	726,102
Construction, land development, and other land	429,596	—	59,673	489,269
Commercial and industrial	2,509,083	14,081	93,969	2,617,133
Installment and other	3,847	105	14	3,966
Lease financing receivables	715,899	—	36	715,935
Total loans and leases	$6,243,799	$127,635	$535,388	$6,906,822

2023	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$1,907,029	$137,807	$275,476	$2,320,312
Residential real estate	465,133	42,510	211,887	719,530
Construction, land development, and other land	415,162	25,331	86,344	526,837
Commercial and industrial	2,311,563	19,460	117,538	2,448,561
Installment and other	2,919	125	156	3,200
Lease financing receivables	665,239	—	627	665,866
Total loans and leases	$5,767,045	$225,233	$692,028	$6,684,306

PCD loans—The unpaid principal balance and carrying amount of all PCD loans are summarized below. The balances do not include an allowance for credit losses of $4.2 million and $10.0 million, at December 31, 2024 and 2023, respectively.

	2024		2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$123,780	$82,934	$185,007	$137,807
Residential real estate	75,023	30,515	88,036	42,510
Construction, land development, and other land	6,656	—	32,140	25,331
Commercial and industrial	16,671	14,081	21,870	19,460
Installment and other	769	105	789	125
Total purchased credit deteriorated loans	$222,899	$127,635	$327,842	$225,233

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non‑credit-deteriorated loans and leases, excluding an allowance for credit losses of $3.4 million and $4.7 million at December 31, 2024 and 2023, were as follows:

	2024		2023
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$205,558	$199,531	$284,819	$275,476
Residential real estate	194,768	182,165	227,392	211,887
Construction, land development, and other land	60,051	59,673	87,143	86,344
Commercial and industrial	98,156	93,969	123,540	117,538
Installment and other	21	14	170	156
Lease financing receivables	36	36	628	627
Total acquired non-credit-deteriorated loans and leases	$558,590	$535,388	$723,692	$692,028

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

Allowance for Credit Losses

The Company adopted CECL on December 31, 2022 and applied it retroactively to the period beginning January 1, 2022 using the modified retrospective method of accounting. Loans and leases considered for inclusion in the allowance for credit losses include acquired non-credit-deteriorated loans and leases, purchased credit deteriorated loans, and originated loans and leases.

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the years ended December 31, 2024 and 2023, $67.3 million and $52.2 million of revolving loans were converted to term loans, respectively.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses calculation as of December 31, 2024 and 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

	December 31, 2024
	Term loans amortized cost by origination year						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$317,250	$216,761	$412,057	$456,671	$216,103	$427,163	$13,741	$2,059,746
Watch	5,865	36,337	18,184	37,623	32,658	73,394	—	204,061
Special Mention	125	6,546	3,841	6,040	2,531	24,580	—	43,663
Substandard	—	827	4,247	9,376	2,829	29,668	—	46,947
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417
Gross charge-offs, year ended December 31, 2024	$—	$1,425	$598	$282	$717	$2,660	$—	$5,682

Residential Real Estate
Pass	$42,468	$70,603	$123,124	$116,874	$47,982	$219,558	$59,323	$679,932
Watch	—	592	15,890	—	14,005	9,395	1,448	41,330
Special Mention	—	—	—	—	1,351	—	—	1,351
Substandard	—	575	27	95	186	1,593	1,013	3,489
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—

Construction, Land Development, & Other Land
Pass	$61,645	$143,414	$104,421	$87,816	$22,188	$2,800	$345	$422,629
Watch	—	2,279	33,871	13,418	—	3,067	—	52,635
Special Mention	—	2,566	1,070	10,369	—	—	—	14,005
Substandard	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$399,247	$403,346	$463,495	$235,788	$83,485	$167,959	$512,779	$2,266,099
Watch	1,326	60,040	35,588	31,619	1,991	19,758	63,114	213,436
Special Mention	—	1,298	8,100	21,605	2,951	11,797	30,515	76,266
Substandard	920	5,838	26,235	6,682	2,564	12,690	6,403	61,332
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133
Gross charge-offs, year ended December 31, 2024	$184	$4,695	$5,917	$2,664	$1,754	$12,919	$—	$28,133

Installment and Other
Pass	$723	$298	$76	$33	$1	$368	$2,438	$3,937
Watch	—	—	—	—	—	—	4	4
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	2	25
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1

Lease Financing Receivables
Pass	$281,246	$237,739	$130,877	$50,196	$11,905	$218	$—	$712,181
Watch	280	658	41	—	6	—	—	985
Special Mention	—	—	—	—	116	—	—	116
Substandard	66	598	1,211	765	13	—	—	2,653
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935
Gross charge-offs, year ended December 31, 2024	$—	$863	$799	$649	$190	$34	$—	$2,535

Total Loans and Leases
Pass	$1,102,579	$1,072,161	$1,234,050	$947,378	$381,664	$818,066	$588,626	$6,144,524
Watch	7,471	99,906	103,574	82,660	48,660	105,614	64,566	512,451
Special Mention	125	10,410	13,011	38,014	6,949	36,377	30,515	135,401
Substandard	986	7,838	31,720	16,941	5,592	43,951	7,418	114,446
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822
Gross charge-offs, year ended December 31, 2024	$184	$6,983	$7,314	$3,595	$2,661	$15,614	$—	$36,351

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

Construction, Land Development, & Other Land
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

For the years ended December 31, 2024 and 2023, there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at December 31, 2024 and December 31, 2023:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$323,240	$259,084	$435,352	$504,816	$251,522	$528,332	$13,741	$2,316,087
30-59 Days Past Due	—	560	—	421	278	4,044	—	5,303
60-89 Days Past Due	—	—	—	90	316	5,607	—	6,013
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	827	2,977	4,383	2,005	16,822	—	27,014
Total Past Due	—	1,387	2,977	4,894	2,599	26,473	—	38,330
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417

Residential Real Estate
Current	$42,468	$71,770	$138,794	$116,874	$63,524	$227,682	$60,331	$721,443
30-59 Days Past Due	—	—	220	—	—	1,185	440	1,845
60-89 Days Past Due	—	—	—	—	—	218	—	218
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	27	95	—	1,461	1,013	2,596
Total Past Due	—	—	247	95	—	2,864	1,453	4,659
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102

Construction, Land Development, & Other Land
Current	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269

Commercial & Industrial
Current	$400,574	$463,578	$519,192	$290,304	$89,163	$203,606	$609,806	$2,576,223
30-59 Days Past Due	142	1,547	2,102	8	294	2,846	150	7,089
60-89 Days Past Due	—	317	1,715	25	705	871	400	4,033
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	777	5,080	10,409	5,357	829	4,881	2,455	29,788
Total Past Due	919	6,944	14,226	5,390	1,828	8,598	3,005	40,910
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133

Installment and Other
Current	$723	$294	$76	$33	$1	$368	$2,442	$3,937
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	4	—	—	—	—	—	4
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	2	25
Total Past Due	—	4	—	23	—	—	2	29
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966

Lease Financing Receivables
Current	$277,222	$234,755	$129,539	$49,009	$11,915	$217	$—	$702,657
30-59 Days Past Due	2,890	1,803	795	470	53	—	—	6,011
60-89 Days Past Due	1,414	1,839	584	717	59	1	—	4,614
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	66	598	1,211	765	13	—	—	2,653
Total Past Due	4,370	4,240	2,590	1,952	125	1	—	13,278
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935

Total Loans and Leases
Current	$1,105,872	$1,177,740	$1,362,315	$1,072,639	$438,313	$966,072	$686,665	$6,809,616
30-59 Days Past Due	3,032	3,910	3,117	899	625	8,075	590	20,248
60-89 Days Past Due	1,414	2,160	2,299	832	1,080	6,697	400	14,882
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	843	6,505	14,624	10,623	2,847	23,164	3,470	62,076
Total Past Due	5,289	12,575	20,040	12,354	4,552	37,936	4,460	97,206
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822

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

Construction, Land Development, & Other Land
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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Total non-accrual loans without an allowance included $6.0 million of commercial real estate loans, $790,000 of residential real estate loans and $3.8 million of commercial and industrial loans as of December 31, 2024. The Company recognized $2.7 million of interest income on non-accrual loans and leases for the year ended December 31, 2024.

Total non-accrual loans without an allowance included $1.6 million of commercial real estate loans, $3.6 million of residential real estate loans and $2.3 million of commercial and industrial loans as of December 31, 2023. The Company recognized $3.8 million of interest income on non-accrual loans and leases for the year ended December 31, 2023.

The following tables summarize the balance and activity within the allowance for credit losses, the components of the allowance for credit losses in terms of loans and leases individually and collectively evaluated for expected credit losses, and corresponding loan and lease balances by type for the years ended December 31, 2024, 2023, and 2022.

2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture)	(1,172)	(587)	(462)	28,849	10	1,648	28,286
Charge-offs	(5,682)	—	—	(28,133)	(1)	(2,535)	(36,351)
Recoveries	1,490	12	1	2,091	—	773	4,367
Ending balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Ending balance:
Individually evaluated for impairment	$6,853	$67	$—	$16,649	$—	$—	$23,569
Collectively evaluated for impairment	21,020	2,853	2,445	39,940	45	8,116	74,419
Total allowance for credit losses - loans and leases	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988

2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$36,421	$1,365	$—	$40,712	$—	$—	$78,498
Collectively evaluated for impairment	2,317,996	724,737	489,269	2,576,421	3,966	715,935	6,828,324
Total loans and leases	$2,354,417	$726,102	$489,269	$2,617,133	$3,966	$715,935	$6,906,822

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Adjustment for acquired PCD loans	8,230	660	97	1,609	—	—	10,596
Provision/(recapture)	7,237	(402)	(325)	23,402	11	2,297	32,220
Charge-offs	(9,729)	(21)	—	(15,411)	(3)	(2,437)	(27,601)
Recoveries	1,438	118	—	2,293	4	694	4,547
Ending balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Ending balance:
Individually evaluated for impairment	$12,361	$—	$—	$14,880	$—	$—	$27,241
Collectively evaluated for impairment	20,876	3,495	2,906	38,902	36	8,230	74,445
Total allowance for credit losses - loans and leases	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686

2023	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$64,339	$3,593	$813	$44,749	$—	$—	$113,494
Collectively evaluated for impairment	2,255,973	715,937	526,024	2,403,812	3,200	665,866	6,570,812
Total loans and leases	$2,320,312	$719,530	$526,837	$2,448,561	$3,200	$665,866	$6,684,306

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance pre-CECL adoption	$16,918	$1,628	$522	$33,129	$9	$2,806	$55,012
Impact of CECL adoption	6,367	1,047	1,191	1,253	9	2,301	$12,168
Provision/(recapture)	5,252	907	1,476	12,002	(9)	3,046	22,674
Charge-offs	(3,837)	(1,208)	(94)	(5,377)	(7)	(1,472)	(11,995)
Recoveries	1,361	766	39	882	22	995	4,065
Ending balance	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924
Ending balance:
Individually evaluated for impairment	$6,101	$—	$265	$8,972	$—	$—	$15,338
Collectively evaluated for impairment	19,960	3,140	2,869	32,917	24	7,676	66,586
Total allowance for credit losses - loans and leases	$26,061	$3,140	$3,134	$41,889	$24	$7,676	$81,924

2022	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$37,959	$879	$5,541	$47,846	$—	$—	$92,225
Collectively evaluated for impairment	1,871,529	489,083	433,448	2,009,228	1,759	523,986	5,329,033
Total loans and leases	$1,909,488	$489,962	$438,989	$2,057,074	$1,759	$523,986	$5,421,258

The Company decreased the allowance for credit losses - loans and leases by $3.7 million for the year ended December 31, 2024. The decrease in allowance for credit losses reflects decreased allowance for credit losses on individually evaluated loans. Commercial and industrial loans increased $168.6 million for the year, which resulted in a $2.8 million increase in ACL. The commercial real estate portfolio grew $34.1 million from prior year. The related ACL for the commercial real estate portfolio decreased primarily due to charge-offs of loans previously reserved for and improvement in classified loans. Additionally, the allocation of ACL to the individually evaluated portfolio decreased $3.7 million during the year due to charge-offs and resolutions of these loans. For the year ended December 31, 2024, the ACL on PCD loans decreased $5.8 million, primarily related to resolutions of PCD loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The Company increased the allowance for credit losses - loans and leases by $19.8 million for the year ended December 31, 2023, which included a $10.6 million adjustment for acquired purchased credit deteriorated loans. The remaining increase in allowance for credit losses reflects increased provisions related to loan and lease portfolio growth and increases in individually evaluated loans. Portfolio growth, summarized by loan category in the previous tables, indicates growth in commercial and industrial loans of $391.5 million for the year and a related $11.9 million increase in ACL. The commercial real estate portfolio grew $410.8 million from prior year, resulting in an increase of $7.2 million to ACL. Additionally, the allocation of ACL to the individually evaluated portfolio increased $11.9 million during the year due to migration of classified loans from the collectively evaluated portfolio. For the year ended December 31, 2023, the ACL on PCD loans increased $8.1 million, primarily related to the adjustment for acquired PCD loans as part of the Inland acquisition, net of $1.2 million in charge-offs and $1.2 million in provision recapture.

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

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the year ended December 31, 2024:

December 31, 2024	Term Modification	% of Class of Loans and Leases
Modified loans
Commercial real estate	$9,405	0.4%
Construction, land development, and other land	2,566	0.5%
Commercial and industrial	4,568	0.2%
Total modified loans	$16,539	0.2%

For the year ended December 31, 2024, the financial effect of the term modifications presented above reflects a five months weighted average extension of maturity date.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and with modified terms for the year ended December 31, 2023:

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

As of December 31, 2024, the amortized cost of commercial real estate loans that had a payment default and were modified in the twelve months prior to default was $2.8 million, which represented 0.11% of outstanding commercial real estate loans.

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

Prior to 2023, trouble debt restructurings were granted due to borrower financial difficulty and provide for a modification of loan repayment terms. TDRs are treated in the same manner as impaired loans for purposes of calculating the allowance for credit losses - loans and leases. The tables below present TDRs by loan category as of December 31, 2022. Refer to Note 1—Summary of Significant Accounting Policies for the accounting policy for TDRs.

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

There were $2.1 million and $9.1 million of loan commitments outstanding on modified loans at December 31, 2024 or 2023. There were no commitments on outstanding on troubled debt restructurings as of December 31, 2022.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2022:

For the Year Ended December 31,
2022
Accruing:
Beginning balance	$1,927
Additions	—
Net payments	(1,208)
Net transfers (to) from non-accrual	—
Ending balance	719
Non-accruing:
Beginning balance	1,506
Additions	756
Net payments	(536)
Charge-offs	(121)
Net transfers (to) from accrual	—
Ending balance	1,605
Total troubled debt restructurings	$2,324

There were no troubled debt restructurings that subsequently defaulted within 12 months of the restructure date during the year ended December 31, 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of December 31, 2024 and 2023:

2024	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$6,723	$29,697	$—	$—	$—	$—	$36,420
Residential real estate	—	—	—	—	790	575	—	1,365
Commercial and industrial	—	—	—	—	—	—	30,512	30,512
Total	$—	$6,723	$29,697	$—	$790	$575	$30,512	$68,297

2023	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$28,767	$35,572	$—	$—	$—	$—	$64,339
Residential real estate	—	—	—	2,793	800	—	—	3,593
Construction, land development, and other land	813	—	—	—	—	—	—	813
Commercial and industrial	—	—	—	—	—	—	44,749	44,749
Total	$813	$28,767	$35,572	$2,793	$800	$—	$44,749	$113,494

The following table presents the change in balance for allowance for credit losses - unfunded commitments, which are included in the Consolidated Statements of Financial Condition as part of accrued expenses and other liabilities, as of December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Beginning balance	$3,636	$4,203	$1,403
Impact of CECL adoption	—	—	1,595
Provision/(recapture) for/of unfunded commitments	(1,245)	(567)	1,205
Ending balance	$2,391	$3,636	$4,203

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
Beginning balance	$19,844	$19,172	$23,744
Additions, net	5,812	5,761	7,171
Changes in fair value	(6,704)	(5,089)	(11,743)
Ending balance	$18,952	$19,844	$19,172

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of December 31, 2024 and 2023:

	2024	2023
Loan portfolios serviced for:
SBA guaranteed loans	$1,522,389	$1,530,401
USDA guaranteed loans	190,503	197,942
Total	$1,712,892	$1,728,343

Loan servicing revenue totaled $12.9 million for the years ended December 31, 2024, and $13.5 million for the years ended December 31, 2023 and 2022.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $6.7 million, $5.1 million, and $11.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Changes in the fair value of the loan servicing asset are reported on the Consolidated Statements of Operations.

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

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Beginning balance	$1,200	$4,717	$2,112
Net additions to OREO	5,205	571	3,343
Proceeds from sales of OREO	(1,207)	(3,580)	(491)
Gains (losses) on sales of OREO	(28)	(81)	78
Valuation adjustments	—	(427)	(325)
Ending balance	$5,170	$1,200	$4,717

At December 31, 2024 and 2023, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2024 and 2023, there were $818,000 and $27,000 of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the year ended December 31, 2024, 2023, or 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 8—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2024 and 2023 and were as follows:

	2024	2023
Premises	$41,667	$43,883
Furniture, fixtures and equipment	15,609	16,789
Leasehold improvements	6,339	7,182
Total cost	63,615	67,854
Less accumulated depreciation, amortization and impairment	(33,900)	(33,398)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	29,715	34,456
Construction in progress	529	374
Land	30,258	31,797
Premises and equipment, net	$60,502	$66,627

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2024, 2023, and 2022 was $5.0 million, $4.5 million and $4.3 million, respectively. Refer to Note 9—Leases for additional discussion related to operating lease commitments.

During 2022, six branches were closed and consolidated, three branches were transferred to assets held for sale, and five former branch locations and one vacant property were sold.

During 2023, six branch locations were acquired as part of the Inland acquisition, and two former branch locations were sold.

During 2024, two leased branches were closed and consolidated into existing branch locations. Four former branch locations and one vacant property were sold. In addition, one branch location was transferred to assets held for sale and subsequently sold for a gain of $1.0 million, which is reflected in other non-interest expense on the Consolidated Statements of Operations. The location was leased back with an initial term of five-years, including a five-year renewal option.

During the year ended December 31, 2024, an impairment charge of $1.1 million was recognized on premises and equipment relating to two branches that were closed in 2024 and is reflected in other non-interest expense. During the year ended December 31, 2024, the Company recorded $258,000 of impairment related to one branch facility, which was damaged due to fire. There was no impact on the Consolidated Statements of Operations as a result of insurance proceeds received. During the years ended December 31, 2023 and 2022, there were no impairment charges on premises and equipment.

Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Beginning balance	$4,484	$8,673	$9,153
Transfers in	2,095	—	2,961
Proceeds from sales	(6,044)	(2,538)	(3,277)
Net gains on sales	1,490	349	208
Impairment charge	—	(2,000)	(372)
Ending balance	$2,025	$4,484	$8,673

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Leases

The Company enters into leases in the normal course of business, primarily for its banking facilities and branches. The Company’s operating leases have varying maturity dates through year end 2036, some of which include renewal or termination options to extend the lease. In addition, the Company leases or subleases real estate to third parties. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s Consolidated Statements of Financial Condition.

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

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At December 31, 2024, the weighted average discount borrowing rate was 3.19% and the weighted average remaining life of operating leases was 5.0 years compared to 2.90% and 6.1 years for December 31, 2023.

The following table presents certain information related to the lease costs for operating leases included as a component of occupancy expense on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Operating lease cost	$2,743	$2,738	$2,760
Short-term lease cost	491	434	214
Variable lease cost	1,627	1,675	1,585
Less: Sublease income	(520)	(630)	(572)
Total lease cost, net	$4,341	$4,217	$3,987

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $4.0 million and $4.1 million for each of the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, operating cash flows paid included early termination payment of $228,000 for one of the Company’s previously closed branch facilities, resulting in a gain of $67,000. For the year ended December 31, 2023, operating cash flows paid included early termination payments of $471,000 for two of the Company’s previously closed branch facilities, resulting in a gain of $838,000.

The Company recorded $2.3 million, $4.8 million, and $3.0 million of right-of-use lease assets in exchange for operating lease liabilities for the years ended December 31, 2024, 2023, and 2022, respectively. In 2023, the additions recorded to right-of-use assets and operating lease liabilities included $3.8 million related to the acquisition of Inland.

During the year ended December 31, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense.

During the year ended December 31, 2023, the Company recorded $395,000 of impairment related to an acquired non-branch facility lease. There were no impairments on leased assets during 2022.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 9—Leases (continued)

The future minimum lease payments for finance leases and operating leases, subsequent to December 31, 2024, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2025	$3,490
2026	2,587
2027	1,682
2028	1,363
2029	1,131
Thereafter	1,904
Total	$12,157
Imputed interest	(1,208)
Present value of future minimum lease payments	$10,949

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.4 million, and the leases have contractual lives extending through 2030. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2024. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2024, 2023, and 2022:

	2024			2023			2022
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648	$148,353	$15,004	$2,201
Additions	—	—	—	33,352	17,250	—	—	—	—
Amortization or accretion	—	(5,112)	(268)	—	(5,743)	(268)	—	(6,118)	(553)
Ending balance	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648
Accumulated amortization or accretion	N/A	$57,435	$2,104	N/A	$52,323	$1,836	N/A	$46,580	$1,568
Weighted average remaining amortization or accretion period	N/A	7.6 Years	4.2 Years	N/A	8.3 Years	5.2 Years	N/A	4.4 Years	6.2 Years

The Company added additional goodwill and core deposit intangible assets in conjunction with the Inland acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2024:

Estimated Amortization
2025	$4,473
2026	3,566
2027	2,676
2028	2,101
2029	1,432
Thereafter	2,145
Total	$16,393

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Current tax expense (benefit):
Federal	$30,663	$6,349	$(3,774)
State and local	12,211	4,875	4,939
Total current tax expense	42,874	11,224	1,165
Deferred tax expense (benefit):
Federal	1,344	23,569	25,157
State and local	(3,898)	3,009	407
Total deferred tax expense (benefit)	(2,554)	26,578	25,564
Provision for income taxes	$40,320	$37,802	$26,729

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2024, 2023, and 2022, and the effective tax rate:

	2024	2023	2022
Calculated tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal income tax	5.3	5.4	4.8
Tax exempt income	(0.8)	(0.8)	(1.0)
Share-based compensation	(0.8)	(0.2)	(1.7)
Non-deductible expenses	0.3	0.5	0.2
Total income tax expense	25.0%	25.9%	23.3%

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Net operating losses	$22,144	$22,292
Interest on non-accrual loans	6,837	5,652
Allowance for credit losses - loans and leases and loan basis	32,693	38,204
Servicing assets	2,332	2,702
Premises and equipment	5,998	5,603
Other real estate owned	180	441
Net unrealized holding loss on securities available-for-sale	47,022	46,492
Accrued expenses	6,317	5,365
Other	5,670	5,761
Total deferred tax assets	129,193	132,512
Deferred tax liabilities:
Equipment leasing	(54,532)	(59,218)
Core deposit intangibles	(4,285)	(5,807)
Deposits	(43)	(343)
Trust preferred securities	(4,211)	(4,413)
Net unrealized holding gain on cash flow hedges	(7,643)	(10,959)
Other	(2,021)	(1,714)
Total deferred tax liabilities	(72,735)	(82,454)
Net deferred tax assets	$56,458	$50,058

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following were the gross carryforwards available to offset future taxable income as of December 31, 2024 and 2023:

	2024	2023
Federal gross NOL carryforwards - begin to expire in 2030	$6,804	$7,560
Federal gross NOL carryforwards - with no expiration	200	2,468
Illinois gross NLD carryforwards - begin to expire in 2031	268,469	268,969
All other state gross NOL carryforwards - begin to expire in 2036	4,724	—
All other state gross NOL carryforwards - with no expiration	5,790	—

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss ("NOL") and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013 as a result of our recapitalization. This ownership change resulted in estimated annual limitations on the utilization of tax attributes, including net operating loss carryforwards. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization. In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. In connection with the Company’s acquisition of Inland, the Company acquired $4.1 million of additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $4.2 million, which is pro-rated to $2.1 million for 2023 and the remainder utilized during 2024, based on the Inland acquisition date. The Federal net operating losses acquired in connection with the Oak Park River Forest and Inland acquisitions have no expiration.

During the second quarter of 2021, Illinois Senate Bill 2017 was passed which created a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2022 and 2023, C Corporations are limited to applying a maximum of $100,000 of NLD to taxable income. During the second quarter of 2024, Illinois House Bill 4951 as enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on NLD usage. For tax years 2024, 2025, and 206, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards are from December 31, 2031 to December 31, 2043.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2021 and state income tax examinations for years before 2020.

Note 12—Deposits

The following is a summary of the Company’s deposits as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Non-interest-bearing demand deposits	$1,756,098	$1,905,876
Interest-bearing checking accounts	767,835	577,609
Money market demand accounts	2,518,157	2,266,030
Other savings	483,650	542,532
Time deposits (below $250,000)	1,498,277	1,520,082
Time deposits ($250,000 and above)	434,611	364,870
Total deposits	$7,458,628	$7,176,999

At December 31, 2024, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2025	$1,887,677
2026	37,734
2027	5,461
2028	1,126
2029	890
Total	$1,932,888

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 12—Deposits (continued)

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2024 and 2023:

	2024	2023
Federal Home Loan Bank advances	$575,000	$325,000
Securities sold under agreements to repurchase	32,106	40,607
Term loan	11,667	18,333
Line of credit	—	11,250
Total	$618,773	$395,190

Byline Bank has the capacity to borrow funds from the discount window of the FRB. As of December 31, 2024 and 2023, there were no outstanding advances under the FRB discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Bank opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledges securities to FRB Chicago as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, the BTFP advance was paid in full.

At December 31, 2024, FHLB fixed-rate advances totaled $325.0 million, with an interest rate of 4.46% and matured in January 2025. Total variable rate advances were $250.0 million at December 31, 2024, with an interest rate of 4.51% that may reset daily and will mature in March 2025. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

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

On May 24, 2024, the Company entered into the First Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 26, 2024, and provides for: (1) the renewal of the revolving line-of credit facility of up to $15.0 million, and (2) extending its maturity date to May 25, 2025, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At December 31, 2024, the variable rate term loan had a $11.7 million outstanding balance and an interest rate of 6.83%. The variable rate term loan was paid in full in January 2025. At December 31, 2023, the variable rate term loan had a $18.3 million outstanding balance and an interest rate of 7.64%. At December 31, 2024 the line of credit had no outstanding balance. At December 31, 2023, the line of credit had a $11.3 million outstanding balance and an interest rate of 7.39%.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of December 31, 2024 and 2023:

	2024	2023
Federal Home Loan Bank line	$2,700,234	$2,781,747
Federal Reserve Bank of Chicago discount window line	792,345	866,490
Available federal funds lines	127,500	123,750

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

As of December 31, 2024 and 2023, the liability outstanding relating to the subordinated notes, net of unamortized debt issuance costs, was $74.0 million and $73.9 million, respectively. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the FRB to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory purposes.

At December 31, 2024 and 2023, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	December 31, 2024	December 31, 2023	Contractual Rate at December 31, 2024	Interest Rate Spread(1)
Metropolitan Statutory Trust I	March 17, 2034	$35,000	$35,000	7.40%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I	March 15, 2035	10,000	10,000	6.40%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I	April 23, 2034	5,000	5,000	7.64%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II	September 15, 2035	10,000	10,000	6.22%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III	December 15, 2036	10,000	10,000	6.27%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV	June 6, 2037	7,000	7,000	6.33%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V	September 15, 2037	10,000	10,000	6.04%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(16,110)	(16,548)
Total liability, at carrying value		$70,890	$70,452

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%

In 2004, the Company’s predecessor, Metropolitan Bank Group, Inc., issued $35.0 million floating rate junior subordinated debentures to Metropolitan Statutory Trust I, which was formed for the issuance of trust preferred securities. Beginning on September 14, 2023, the interest rate reset to the three-month CME Secured Overnight Financing Rate ("SOFR") plus a tenor spread adjustment of 0.26161% plus 2.79% (7.40% and 8.43% at December 31, 2024 and 2023, respectively). Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2009.

As part of the acquisition of First Evanston Bancorp, Inc. ("First Evanston"), the Company assumed the obligations to First Evanston Bancorp Trust I of $10.0 million in principal amount, which was formed for the issuance of trust preferred securities. Beginning on September 15, 2023, the interest rate reset to the three-month SOFR plus a tenor spread adjustment of 0.26161% plus 1.78% (6.40% and 7.43% at December 31, 2024 and 2023, respectively), which is in effect until the debentures mature in 2035. Interest is paid on a quarterly basis. The Company has the right to redeem the debentures, in whole or in part, on any interest payment date on or after March 2010. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15—Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the "Plan") covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2024, 2023, or 2022. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $3.6 million, $3.3 million, and $3.0 million during the years ended December 31, 2024, 2023, and 2022, respectively.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the "ESPP") within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 200,000 shares of common stock were reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. On June 7, 2022, an additional 200,000 shares were reserved. The Company issued 63,880 shares in connection with the ESPP for the year ended December 31, 2024, leaving 88,644 available at December 31, 2024. The Company recognized $394,000, $388,000, and $169,000 of compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2024 and 2023:

	2024			2023
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$190,269	$1,821,769	$2,012,038	$269,325	$2,013,819	$2,283,144
Letters of credit	630	63,272	63,902	612	67,443	68,055
Total	$190,899	$1,885,041	$2,075,940	$269,937	$2,081,262	$2,351,199

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16—Commitments and Contingent Liabilities (continued)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.00% to 15.00% and maturities up to 2052. Variable rate loan commitments have interest rates ranging from 4.00% to 17.75% and maturities up to 2053.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e., a "AA" rating for a comparable bond would be reduced to "AA-" for the Company’s valuation). In 2024 and 2023, all of the ratings derived by the Company were "BBB-" or better with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

Equity and other securities—The Company utilizes the same fair value measurement methodology for equity and other securities as detailed in the securities available-sale portfolio above. The fair value of equity securities subject to contractual sale restrictions is measured on the basis of the market price of the similar unrestricted equity securities. The fair value is only adjusted for the effect of the restriction when the restriction of the sale is a characteristic of the equity itself and not based on the holder of the security.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2024 and 2023:

		Fair Value Measurements Using
2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$32,570	$32,570	$—	$—
U.S. Government agencies	136,487	—	136,487	—
Obligations of states, municipalities, and political subdivisions	79,306	—	79,306	—
Mortgage-backed securities; residential
Agency	750,802	—	750,802	—
Non-Agency	137,880	—	137,880	—
Mortgage-backed securities; commercial
Agency	226,940	—	226,940	—
Corporate securities	38,462	—	38,462	—
Asset-backed securities	13,249	—	13,249	—
Equity and other securities, at fair value
Mutual funds	2,505	2,505	—	—
Equity securities	7,360	—	7,072	288
Servicing assets	18,952	—	—	18,952
Derivative assets	44,401	—	44,401	—
Financial liabilities
Derivative liabilities	17,785	—	17,785	—

		Fair Value Measurements Using
2023	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$115,434	$115,434	$—	$—
U.S. Government agencies	130,695	—	130,695	—
Obligations of states, municipalities, and political subdivisions	82,275	—	82,275
Mortgage-backed securities; residential
Agency	695,803	—	695,803	—
Non-Agency	100,260	—	100,260	—
Mortgage-backed securities; commercial
Agency	147,204	—	147,204	—
Corporate securities	36,171	—	36,171	—
Asset-backed securities	34,638	—	34,638	—
Equity and other securities, at fair value
Mutual funds	2,554	2,554	—	—
Equity securities	6,189	—	5,908	281
Servicing assets	19,844	—	—	19,844
Derivative assets	56,923	—	56,923	—
Financial liabilities
Derivative liabilities	19,345	—	19,345	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

The Company has originated, and has acquired through a business combination, servicing assets classified as Level 3 of the fair value hierarchy. The Company acquired single‑issuer trust preferred securities which are categorized as Level 3 of the fair value hierarchy. These securities are classified as equity securities consistent with accounting guidance.

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended December 31,
	2024	2023	2024	2023
	Investment Securities		Servicing Assets
Balance, beginning of period	$281	$666	$19,844	$19,172
Additions, net	—	—	5,812	5,761
Maturities	—	(400)	—	—
Accretion	—	82	—	—
Change in fair value	7	(67)	(6,704)	(5,089)
Balance, end of period	$288	$281	$18,952	$19,844

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2024:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0%—34.9%	16.9%	Decrease
		Discount rate	4.7%—55.9%	11.9%	Decrease
		Expected weighted average loan life	0.1—7.3 years	3.6 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of December 31, 2024 and 2023:

		Fair Value Measurements Using
2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,568	$—	$—	$29,568
Residential real estate	1,298	—	—	1,298
Commercial and industrial	24,063	—	—	24,063
Assets held for sale	2,025	—	—	2,025
Other real estate owned	5,170	—	—	5,170

		Fair Value Measurements Using
2023	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$51,978	$—	$—	$51,978
Residential real estate	3,593	—	—	3,593
Construction, land development, and other land	813	—	—	813
Commercial and industrial	29,869	—	—	29,869
Assets held for sale	4,484	—	—	4,484
Other real estate owned	1,200	—	—	1,200

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

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2024 and 2023 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy at December 31, 2024 and 2023 are as follows:

	Fair Value	2024		2023
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$58,759	$58,759	$60,431	$60,431
Interest bearing deposits with other banks	2	504,379	504,379	165,705	165,705
Securities held-to-maturity	2	605	605	1,157	1,149
Restricted stock	2	27,452	27,452	16,304	16,304
Loans held for sale	3	3,200	3,236	18,005	19,136
Loans and lease receivables, net (less individually evaluated loans of fair value $54,929 and $86,253, as of December 31, 2024 and 2023, respectively)	3	6,753,905	6,603,019	6,496,367	6,326,413
Accrued interest receivable	3	40,652	40,652	43,922	43,922
Financial liabilities
Non-interest-bearing deposits	2	1,756,098	1,756,098	1,905,876	1,905,876
Interest-bearing deposits	2	5,702,530	5,702,018	5,271,123	5,268,926
Accrued interest payable	2	21,114	21,114	22,233	22,233
Federal Home Loan Bank advances	2	575,000	575,000	325,000	325,000
Securities sold under repurchase agreement	2	32,106	32,106	40,607	40,607
Term loan	2	11,667	11,667	18,333	18,333
Line of credit	2	—	—	11,250	11,250
Subordinated notes	2	74,040	73,750	73,866	76,063
Junior subordinated debentures	3	70,890	75,172	70,452	72,701

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2024, there were 813,089 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally over a three-year period, measured against a peer group consisting of publicly-traded bank holding companies. The value associated with the grant of restricted stock awards is determined by multiplying the fair market value of the Company's common stock on the grant date by the number of shares awarded.

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

The following table discloses the changes in all unvested restricted shares for the year ended December 31, 2024:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2024	627,271	$24.24
Granted	376,799	20.92
Incremental performance shares vested and issued	13,632
Vested	(244,548)	22.59
Forfeited	(22,027)	23.71
Ending balance outstanding at December 31, 2024	751,127	23.04

A total of 244,548, 238,638, and 234,603 restricted shares vested during the years ended December 31, 2024, 2023, and 2022, respectively. The fair value of restricted shares that vested during the years ended December 31, 2024, 2023, and 2022 were $5.2 million, $5.7 million and $5.9 million, respectively.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The fair value of the total stockholder return performance-based awards granted in 2024 and 2023 were calculated based on a Monte Carlo simulation, using the following assumptions:

	Performance Based Grants
	2024	2023
Risk-free interest rate	4.47%	4.42%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	29.28% - 33.68%	38.11% - 39.80%
Weighted average grant date fair value	$20.18	$25.20

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2024	2023	2022
Total share-based compensation - restricted stock	$7,889	$6,715	$5,334
Income tax benefit	2,104	1,806	1,474
Unrecognized compensation expense - restricted stock	9,593	9,371	9,151
Weighted-average amortization period remaining	1.7 years	1.9 years	2.3 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The fair value of the unvested restricted stock awards at December 31, 2024 was $21.8 million.

During February 2025, the Company granted 323,488 shares of restricted common stock, par value $0.01 per share. Of this total, 245,413 restricted shares will vest ratably over three years on each anniversary of the grant date and 9,109 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 68,966 performance-based restricted shares were included in the February 2025 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2027, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 334,423 shares remain outstanding under the BYB Plan as of December 31, 2024.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at December 31, 2024.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2024:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	768,564	$11.31	$9,413	1.5
Exercised	(434,141)	11.41	6,070
Expired	—
Forfeited	—
Ending balance outstanding at December 31, 2024	334,423	$11.18	$5,959	0.5
Exercisable at December 31, 2024	334,423	$11.18	$5,959	0.5

Under the BYB plan, there were 434,141 stock options exercised during the year ended December 31, 2024. No stock options were exercised during the year ended December 31, 2023, and a total of 568,484 stock options were exercised during the year ended December 31, 2022. Proceeds from the exercise of stock options were $2.6 million and $470,000 with a related tax benefit of $1.6 million and $2.3 million, for the years ended December 31, 2024 and 2022, respectively. No stock options vested during the year ended December 31, 2024. No stock option compensation expense was recognized for the years ended December 31, 2024, 2023, and 2022.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2024:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2024	103,135	$11.95	$1,197	1.9
Exercised	(57,686)	$11.70	$946
Expired	—
Forfeited	—
Ending balance outstanding at December 31, 2024	45,449	$12.28	$760	1.6
Exercisable at December 31, 2024	45,449	$12.28	$760	1.6

Under the FEB plan, a total of 57,686, 59,153, and 7,559 stock options were exercised during the years ended December 31, 2024, 2023, and 2022, respectively. Proceeds from the exercise of stock options were $675,000, $659,000 and $80,000 with a related tax benefit of $252,000, $158,000 and $25,000, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 19—Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2024 and 2023, there were no material loans made to the related parties as described.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2024 and 2023.

Other—As of December 31, 2024 and 2023, there were no receivables outstanding from related parties.

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

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,242,391	14.74%	$674,471	8.00%	N/A	N/A
Bank	1,181,699	14.07%	672,045	8.00%	$840,056	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,073,042	12.73%	$505,853	6.00%	N/A	N/A
Bank	1,087,350	12.94%	504,033	6.00%	$672,045	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$986,042	11.70%	$379,390	4.50%	N/A	N/A
Bank	1,087,350	12.94%	378,025	4.50%	$546,036	6.50%
Tier 1 capital to average assets:
Company	$1,073,042	11.74%	$365,470	4.00%	N/A	N/A
Bank	1,087,350	11.92%	364,899	4.00%	$456,124	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,123,568	13.38%	$671,576	8.00%	N/A	N/A
Bank	1,085,915	12.97%	669,904	8.00%	$837,380	10.00%
Tier 1 capital to risk weighted assets:
Company	$956,027	11.39%	$503,682	6.00%	N/A	N/A
Bank	993,375	11.86%	502,428	6.00%	$669,904	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$869,027	10.35%	$377,762	4.50%	N/A	N/A
Bank	993,375	11.86%	376,821	4.50%	$544,297	6.50%
Tier 1 capital to average assets:
Company	$956,027	10.86%	$352,089	4.00%	N/A	N/A
Bank	993,375	11.30%	351,735	4.00%	$439,669	5.00%

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios reflect 75% of the CECL impact as of December 31, 2024, 50% as of December 31, 2023, and 25% as of December 31, 2022. As of January 1, 2025, the capital impact of the adoption of CECL is fully phased in.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The Company and Byline Bank's capital ratios exceeded the minimum capital requirement, including the conservation buffers, by 7.20% and 8.44%, respectively, as of December 31, 2024.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2024 and 2023, the Company received $46.0 million and $35.0 million, respectively, in cash dividends from Byline Bank. These funds were primarily used to pay interest on the subordinated notes, subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s common, and other corporate expenses.

Note 21—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023:

	2024			2023
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$26,529	$(52)	$650,000	$37,475	$—
Derivatives not designated as hedging instruments
Other interest rate derivatives	851,742	17,865	(17,721)	706,126	19,447	(19,345)
Other credit derivatives	17,146	7	(12)	3,602	1	—
Total derivatives	$1,518,888	$44,401	$(17,785)	$1,359,728	$56,923	$(19,345)

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

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of December 31, 2024 and 2023. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of December 31, 2024, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $450.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of December 31, 2024, pay-fixed interest rate swaps are comprised of six effective hedges and the receive-fixed interest rate swaps are comprised of four effective hedges.

On January 16, 2025, the Company entered into a $50.0 million forward starting receive-fixed interest rate swap associated with certain variable rate loans with an effective date of March 2026.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $18.4 million, $15.3 million, and $1.0 million of interest income recorded during the years ended December 31, 2024, 2023, and 2022, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of December 31, 2024, the Company estimates $13.6 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $2.9 million and $3.7 million as of December 31, 2024 and 2023, respectively.

The following table reflects the cash flow hedges as of December 31, 2024:

Notional amounts	$650,000
Derivative assets fair value	26,529
Derivative liabilities fair value	(52)
Weighted average remaining maturity	2.0 years

Receive rates are determined at the time the swaps become effective. As of December 31, 2024, the weighted average pay rates of the effective pay-fixed hedges for $450.0 million were 1.04% and the weighted average receive rates were 3.46%. As of December 31, 2024, the weighted average pay rates of the receive-fixed interest rate swaps of $200.0 million were 7.65% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2024, 2023, and 2022:

	2024
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$6,535	$18,387	$—

	2023
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$9,605	$15,336	$—

	2022
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$43,977	$1,022	$—

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

Other interest rate derivatives—The total combined notional amount was $851.7 million as of December 31, 2024, with maturities ranging from March 2025 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2024, 2023, and 2022, there were $1.3 million, $617,000, and $2.0 million of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of December 31, 2024:

Notional amounts	$851,742
Derivative assets fair value	17,865
Derivative liabilities fair value	17,721
Weighted average pay rates	4.91%
Weighted average receive rates	5.97%
Weighted average remaining maturity	3.8 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume or sell a portion of the credit risk related to borrower transactions. As of December 31, 2024, the total notional amount of risk participated in was $10.4 million and the notional amount of risk participated out was $6.8 million. As of December 31, 2023, the total notional amount of risk participated in was $1.2 million and the notional amount of risk participated out was $2.4 million. The credit risk related to the other credit derivatives assumed by the Company is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of December 31, 2024 and 2023. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Other interest rate derivatives	$(42)	$(174)	$702
Other credit derivatives	(18)	-	5
Total	$(60)	$(174)	$707

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2024 and 2023:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

	2024		2023
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$44,401	$(17,785)	$56,923	$(19,345)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$44,401	$(17,785)	$56,923	$(19,345)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(415)	415	(925)	925
Collateral posted	(42,770)	—	(54,930)	—
Net credit exposure	$1,216	$(17,370)	$1,068	$(18,420)

As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.8 million. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $415,000. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 22—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2024	2023
ASSETS
Cash	$37,156	$39,461
Investment in banking subsidiary	1,191,298	1,112,514
Other assets	20,882	13,893
Total assets	$1,249,336	$1,165,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$—	$11,250
Term loan	11,667	18,333
Subordinated notes, net	74,040	73,866
Junior subordinated debentures issued to capital trusts, net	70,890	70,452
Accrued expenses and other liabilities	1,242	1,816
Stockholders' equity	1,091,497	990,151
Total liabilities and stockholders' equity	$1,249,336	$1,165,868

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements (continued)

Statements of Operations

Parent Company Only

	Years ended December 31,
	2024	2023	2022
INCOME
Dividends from subsidiary	$46,000	$35,000	$24,000
Other interest and dividend income	914	(247)	(139)
Other noninterest income	—	12	5
Total income	46,914	34,765	23,866
EXPENSES
Interest expense	13,070	11,495	7,149
Other noninterest expense	2,647	3,978	3,045
Total expenses	15,717	15,473	10,194
Income before provision for income taxes and equity in undistributed income of subsidiary	31,197	19,292	13,672
Benefit for income taxes	(5,098)	(4,107)	(2,633)
Income before equity in undistributed income of subsidiary	36,295	23,399	16,305
Equity in undistributed income of subsidiary	84,464	84,479	71,649
Net income	$120,759	$107,878	$87,954

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,759	$107,878	$87,954
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(84,464)	(84,479)	(71,649)
Share-based compensation expense	7,889	6,715	5,334
Amortization of subordinated debt issuance cost	174	175	174
Accretion of junior subordinated debentures discount	438	453	432
Changes in other assets and other liabilities	(17,857)	7,498	(14,531)
Net cash provided by operating activities	26,939	38,240	7,714
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	—	(9,941)	(250)
Net cash paid in acquisition of business	—	(30,902)	—
Net cash used in investing activities	—	(40,843)	(250)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	15,000	—
Repayments of revolving line of credit	(11,250)	(3,750)	—
Proceeds from term loan	—	20,000	—
Repayments of term loan	(6,666)	(1,667)	—
Dividends paid on preferred stock	—	—	(196)
Dividends paid on common stock	(15,847)	(14,585)	(13,401)
Proceeds from issuance of common stock, net	4,519	1,791	1,506
Repurchase of preferred stock	—	—	(10,438)
Repurchase of common stock	—	—	(17,274)
Net cash provided by (used in) financing activities	(29,244)	16,789	(39,803)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,305)	14,186	(32,339)
CASH AND CASH EQUIVALENTS, beginning of period	39,461	25,275	57,614
CASH AND CASH EQUIVALENTS, end of period	$37,156	$39,461	$25,275

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 23—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 379,872, 871,699, and 930,852 shares of common stock were outstanding as of December 31, 2024, 2023, and 2022, respectively. There were 751,127, 627,271, and 581,337 restricted stock awards outstanding at December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, 2023, and 2022, there were no stock options outstanding excluded from the calculation of diluted earnings per common share for anti-dilutive purposes. There were no non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as of December 31, 2024, 2023 or 2022.

	Years ended December 31,
	2024	2023	2022
Net income	$120,759	$107,878	$87,954
Less: Dividends on preferred shares	—	—	196
Net income available to common stockholders	$120,759	$107,878	$87,758
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,448,856	40,045,208	36,972,972
Incremental shares	405,083	400,345	503,148
Weighted-average common stock outstanding (dilutive)	43,853,939	40,445,553	37,476,120
Basic earnings per common share	$2.78	$2.69	$2.37
Diluted earnings per common share	$2.75	$2.67	$2.34

Note 24—Stockholders’ Equity

A summary of the Company’s preferred and common stock at December 31, 2024 and 2023 is as follows:

	2024	2023
Preferred stock
Par value per share	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	46,252,693	45,714,241
Shares outstanding	44,459,584	43,764,056
Treasury shares	1,793,109	1,950,185

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

For the year ended December 31, 2022 the Company declared and paid dividends on the Series B Preferred Stock of $196,000.

Total cash dividends declared and paid on the Company’s common stock during the years ended December 31, 2024, 2023, and 2022 were $15.9 million declared and $15.8 million paid, or $0.36 per share, $14.6 million declared and paid, or $0.36 per share, and $13.5 million declared and $13.4 million paid, or $0.36 per share, respectively.

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

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024.

The Company did not purchase any shares under the stock repurchase program for the years ended December 31, 2024 or 2023. The Company purchased 689,068 shares at a cost of $17.3 million under the stock repurchase program during the year ended December 31, 2022. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program is in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 2.8% of the Company’s outstanding common stock at December 31, 2024.

On January 21, 2025, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable on February 18, 2025, to stockholders of record of the Company’s common stock as of February 4, 2025. The cash dividend was paid on February 18, 2025.

Note 25—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$2,817	$(11,119)	$(8,302)
Other comprehensive income (loss), net of tax	31,498	(140,746)	(109,248)
Balance, December 31, 2022	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	(4,184)	21,617	17,433
Balance, December 31, 2023	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(8,536)	(5,034)	(13,570)
Balance, December 31, 2024	$21,595	$(135,282)	$(113,687)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 26—Segment Information

The Company has one reportable segment: banking operations. Loans and leases, securities, deposits, and non-interest income provide the revenues of the banking operation. Loan and lease products offered to customers generate a majority of the Company’s interest and fee income. Additionally, deposit products offered to customers generate fees and service charge income. Interest income earned on securities, and net gains on the sales of loans to third parties are other sources of revenue. Interest expense, provisions for credit losses, salaries and employee benefits, and data processing provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Noncash items such as depreciation and amortization are also disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

The Company’s chief operating decision makers are the Chief Executive Officer and the President. The chief operating decision makers are provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources. Additionally, the chief operating decision makers review performance of various components of banking operations, such as loan portfolio types, funding sources, and overhead, to assess product pricing and significant expenses and to evaluate return on assets. The chief operating decision makers use consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in assessing performance and in establishing compensation.

The accounting policies of the banking operations are the same as those described in Note 1–Business and Summary of Significant Accounting Policies. All operations are domestic.

	Years ended December 31,
	2024	2023	2022
Interest and dividend income	$565,929	$479,478	$301,559
Reconciliation of revenue:
Other noninterest income	58,851	56,315	57,314
Total consolidated revenue	624,780	535,793	358,873
Less:
Interest expense	217,883	148,857	36,229
Segment net interest income and noninterest income	406,897	386,936	322,644
Less:
Provision for credit losses	27,041	31,653	23,879
Salaries and employee benefits	140,119	126,979	118,051
Depreciation and amortization	12,630	12,992	12,640
Data processing	16,869	19,509	13,358
Other segment items(1)	49,159	50,123	40,033
Income tax expense	40,320	37,802	26,729
Segment net income	120,759	107,878	87,954
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$120,759	$107,878	$87,954

Reconciliation of assets
Total assets for reportable segment	$9,496,529	$8,881,967
Adjustments and reconciling items	—	—
Total consolidated assets	$9,496,529	$8,881,967

(1) Other segment items include: legal, audit, and other professional fees, other occupancy expense, regulatory assessments, and advertising and promotion expense.

Note 27—Selected Quarterly Financial Data (unaudited)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on effectiveness of internal control over financial reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on the specified criteria.

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

Moss Adams LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, is included in Item 8 - Financial Statements and Supplementary Data under the heading "Report of Independent Registered Public Accounting Firm".

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements: During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Insider Trading. The information regarding the Company’s Insider Trading Policy and related procedures adopted by the Company that govern the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, or the Company required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Stockholder Nominating Procedures. The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee. The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers and Directors required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning the Company’s policies and practices with respect to the timing of awards of stock options, stock appreciation rights and/or similar option-like instruments in relation to the disclosure by the Company of material nonpublic information required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2024, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	751,127	N/A	813,089
Equity compensation plans not approved by stockholders
Byline Bancorp Equity Incentive Plan(1)	334,423	$11.18	—
First Evanston Option Exchange(1)	45,449	$12.28	—
Total	1,130,999		813,089

(1) For a description of the plan, please see Note 18 - Share Based Compensation to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Moss Adams LLP, required by this item will be included in and is incorporated herein by reference from the 2025 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
(1) Financial Statements

See Index to Consolidated Financial Statements on page 64

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

4.2

Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)

10.1

Employment Agreement with Alberto J. Paracchini (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

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

10.5

Byline Bancorp Equity Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference) †

10.6

Form of Byline Bancorp Equity Incentive Plan Stock Option Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-218362) filed on June 19, 2017 and incorporated herein by reference)†

10.7

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.8

First Amendment to Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-219143) filed on June 7, 2023 and incorporated herein by reference)†

10.9

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.10

First Amendment to Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.11

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2021 and incorporated herein by reference)†

10.13

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38139) filed on May 5, 2023 and incorporated herein by reference) †

10.14

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Time Based Vesting) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.15

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Cliff Time Based Vesting) (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.16

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.17

First Amendment to Second Amended and Restated Term Loan and Revolving Credit Agreement dated May 24, 2024, but effective May 26, 2024, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on May 30, 2024 and incorporated herein by reference)

19.1	Byline Bancorp, Inc. Insider Trading Policy

21.1	Subsidiaries of Byline Bancorp, Inc.

23.1	Consent of Moss Adams LLP

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Byline Bancorp, Inc. Compensation Clawback Policy (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

BYLINE BANCORP, INC.

Date: February 28, 2025	By:	/s/ Roberto R. Herencia
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

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	February 28, 2025
Roberto R. Herencia

/s/ Thomas J. Bell III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2025
Thomas J. Bell III

/s/ Maria Sherylle A. Olano	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2025
Maria Sherylle A. Olano

/s/ Alberto J. Paracchini	Director and President	February 28, 2025
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	February 28, 2025
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	February 28, 2025
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	February 28, 2025
Steven P. Kent

/s/ William G. Kistner	Director	February 28, 2025
William G. Kistner

/s/ Antonio del Valle Perochena	Director	February 28, 2025
Antonio del Valle Perochena

/s/ Margarita Hugues Vélez	Director	February 28, 2025
Margarita Hugues Vélez

/s/ Pamela Stewart	Director	February 28, 2025
Pamela Stewart

/s/ Carlos Ruiz Sacristán	Director	February 28, 2025
Carlos Ruiz Sacristán