Form 10-Q
period 2025-03-31
BYLINE BANCORP, INC.
filed 2025-05-02
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 46,152,287 shares outstanding as of April 30, 2025

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$73,453	$58,759
Interest bearing deposits with other banks	347,861	504,379
Cash and cash equivalents	421,314	563,138
Equity and other securities, at fair value	10,675	9,865
Securities available-for-sale, at fair value (amortized cost at March 31, 2025—$1,690,716, December 31, 2024—$1,595,583)	1,538,100	1,415,696
Securities held-to-maturity, at amortized cost (fair value at December 31, 2024 —$605)	—	605
Restricted stock, at cost	26,311	27,452
Loans held for sale	21,333	3,200
Loans and leases:
Loans and leases	7,025,837	6,906,822
Allowance for credit losses - loans and leases	(100,420)	(97,988)
Net loans and leases	6,925,417	6,808,834
Servicing assets, at fair value	19,571	18,952
Premises and equipment, net	59,568	60,502
Other real estate owned	6,249	5,170
Goodwill and other intangible assets, net	196,980	198,098
Bank-owned life insurance	100,988	100,083
Deferred tax assets, net	50,703	56,458
Accrued interest receivable and other assets	207,523	228,476
Total assets	$9,584,732	$9,496,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,715,599	$1,756,098
Interest-bearing deposits	5,837,709	5,702,530
Total deposits	7,553,308	7,458,628
Other borrowings	578,244	618,773
Subordinated notes, net	74,084	74,040
Junior subordinated debentures issued to capital trusts, net	71,000	70,890
Accrued interest payable and other liabilities	177,018	182,701
Total liabilities	8,453,654	8,405,032
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	455	455
Additional paid-in capital	713,086	717,763
Retained earnings	557,704	533,901
Treasury stock, at cost	(43,783)	(46,935)
Accumulated other comprehensive loss, net of tax	(96,384)	(113,687)
Total stockholders’ equity	1,131,078	1,091,497
Total liabilities and stockholders’ equity	$9,584,732	$9,496,529

	March 31, 2025		December 31, 2024
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	46,322,039	—	46,252,693
Shares outstanding	—	44,675,553	—	44,459,584
Treasury shares	—	1,646,486	—	1,793,109

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$121,230	$123,792
Interest on securities	12,127	9,734
Other interest and dividend income	1,493	4,795
Total interest and dividend income	134,850	138,321
INTEREST EXPENSE
Deposits	42,049	45,962
Other borrowings	1,835	3,824
Subordinated notes and debentures	2,750	2,994
Total interest expense	46,634	52,780
Net interest income	88,216	85,541
PROVISION FOR CREDIT LOSSES	9,179	6,643
Net interest income after provision for credit losses	79,037	78,898
NON-INTEREST INCOME
Fees and service charges on deposits	2,703	2,427
Loan servicing revenue	3,043	3,364
Loan servicing asset revaluation	(1,051)	(703)
ATM and interchange fees	1,034	1,075
Change in fair value of equity securities, net	811	392
Net gains on sales of loans	4,938	5,533
Wealth management and trust income	1,082	1,157
Other non-interest income	2,304	2,228
Total non-interest income	14,864	15,473
NON-INTEREST EXPENSE
Salaries and employee benefits	36,252	33,953
Occupancy and equipment expense, net	4,852	5,284
Loan and lease related expenses	827	685
Legal, audit and other professional fees	3,251	2,719
Data processing	5,171	4,145
Net loss (gain) recognized on other real estate owned and other related expenses	42	(98)
Other intangible assets amortization expense	1,118	1,345
Other non-interest expense	4,916	5,776
Total non-interest expense	56,429	53,809
INCOME BEFORE PROVISION FOR INCOME TAXES	37,472	40,562
PROVISION FOR INCOME TAXES	9,224	10,122
NET INCOME	$28,248	$30,440
EARNINGS PER COMMON SHARE
Basic	$0.65	$0.70
Diluted	$0.64	$0.70

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Net income	$28,248	$30,440
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	27,270	(8,959)
Tax effect	(7,128)	2,389
Net of tax	20,142	(6,570)
Cash flow hedges
Unrealized holding gains (losses) arising during the period	(100)	4,531
Reclassification adjustments for net gains included in net income	(3,744)	(4,836)
Tax effect	1,005	82
Net of tax	(2,839)	(223)
Total other comprehensive income (loss)	17,303	(6,793)
Comprehensive income	$45,551	$23,647

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	30,440	—	—	30,440
Other comprehensive loss, net of tax	—	—	—	—	—	(6,793)	(6,793)
Issuance of common stock upon exercise of stock options, net	68,186	—	(331)	—	(671)	—	(1,002)
Restricted stock activity, net	276,145	1	(3,159)	—	1,509	—	(1,649)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,944)	—	—	(3,944)
Share-based compensation expense	—	—	1,846	—	—	—	1,846
Balance, March 31, 2024	44,108,387	$452	$708,844	$455,532	$(48,869)	$(106,910)	$1,009,049

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	28,248	—	—	28,248
Other comprehensive income, net of tax	—	—	—	—	—	17,303	17,303
Issuance of common stock upon exercise of stock options, net	1,187	—	13	—	—	—	13
Restricted stock activity, net	240,782	—	(6,697)	—	3,839	—	(2,858)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,445)	—	—	(4,445)
Repurchases of common stock	(26,000)	—	—	—	(687)	—	(687)
Share-based compensation expense	—	—	2,007	—	—	—	2,007
Balance, March 31, 2025	44,675,553	$455	$713,086	$557,704	$(43,783)	$(96,384)	$1,131,078

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,248	$30,440
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	9,179	6,643
Impairment loss on premises and equipment	—	1,069
Impairment loss on operating lease right-of-use asset	—	194
Depreciation and amortization of premises and equipment	1,158	1,307
Net accretion of securities	(956)	(481)
Net change in fair value of equity securities	(811)	(392)
Net gains on sales and disposal of premises and equipment	(9)	(482)
Net gains on sales of loans	(4,938)	(5,533)
Originations of U.S. government guaranteed loans	(89,662)	(79,089)
Proceeds from U.S. government guaranteed loans sold	22,221	35,005
Accretion of premiums and discounts on acquired loans, net	(2,595)	(4,284)
Net change in servicing assets	(619)	(1,148)
Net losses on sales and valuation adjustments of other real estate owned	32	18
Net amortization of other acquisition accounting adjustments	1,144	1,626
Amortization of subordinated debt issuance cost	44	43
Accretion of junior subordinated debentures discount	110	115
Share-based compensation expense	2,007	1,846
Deferred tax benefit	(369)	(501)
Increase in cash surrender value of bank owned life insurance	(905)	(848)
Changes in assets and liabilities:
Accrued interest receivable and other assets	5,600	(374)
Accrued interest payable and other liabilities	58,180	77,162
Net cash provided by operating activities	27,059	62,336
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(148,249)	(106,623)
Proceeds from maturities and calls of securities available-for-sale	20,069	31,953
Proceeds from paydowns of securities available-for-sale	34,658	28,916
Proceeds from maturities and calls of securities held-to-maturity	605	—
Redemptions (purchases) of Federal Home Loan Bank stock, net	1,141	(6,489)
Net change in loans and leases	(124,384)	(95,840)
Purchases of premises and equipment	(2,012)	(512)
Proceeds from sales of premises and equipment	—	363
Proceeds from sales of assets held for sale	—	1,178
Proceeds from sales of other real estate owned	209	402
Net cash used in investing activities	(217,963)	(146,652)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$94,654	$172,922
Repayments of line of credit	—	(11,250)
Repayments of term loan	(11,667)	(1,666)
Proceeds from short-term borrowings	3,065,000	570,000
Repayments of short-term borrowings	(3,090,000)	(425,000)
Proceeds from BTFP advances	—	200,000
Net decrease in securities sold under agreements to repurchase	(3,862)	(6,101)
Dividends paid on common stock	(4,371)	(3,888)
Proceeds from issuance of common stock	13	—
Repurchases of common stock	(687)	—
Net cash provided by financing activities	49,080	495,017
NET CHANGE IN CASH AND CASH EQUIVALENTS	(141,824)	410,701
CASH AND CASH EQUIVALENTS, beginning of period	563,138	226,136
CASH AND CASH EQUIVALENTS, end of period	$421,314	$636,837
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$51,358	$52,724
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$1,320	$5
Right-of-use assets exchanged for operating lease liabilities	$1,606	$422
Common share withholding	$2,858	$2,651
Common dividend declared, not paid	$74	$56

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 1—Basis of Presentation

These unaudited interim condensed consolidated financial statements include the accounts of Byline Bancorp, Inc., a Delaware corporation (the "Company," "Byline," "we," "us," "our"), a bank holding company whose principal activity is the ownership and management of its Illinois state chartered subsidiary bank, Byline Bank (the "Bank"), based in Chicago, Illinois.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2025 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2024 and 2023.

The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Refer to Note 21—Segment Information for additional disclosures.

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 855, "Subsequent Events," the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these condensed consolidated financial statements.

On April 1, 2025, we closed our acquisition of First Security Bancorp, Inc. and its wholly-owned subsidiary, First Security Trust and Savings Bank, pursuant to an Agreement and Plan of Merger. Refer to Note 3—Acquisition of a Business for further information.

No other subsequent events were identified that would have required a change to the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Note 2—Accounting Pronouncements Recently Adopted or Issued

The following reflect recent accounting pronouncements that have been adopted or are pending adoption by the Company.

Adopted Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) –In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company has evaluated the disclosure requirements of this update and has concluded it will only impact certain limited annual disclosures with no material impact to the consolidated financial statements.

Issued Accounting Pronouncements Pending Adoption

Income Statement (Topic 220) – In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to address requests from investors for more detailed information about certain expense types. The standard requires that public business entities to disclose disaggregated information about specific relevant natural expense categories underlying certain income statement expense line items. The ASU requires entities to disaggregate relevant expense caption presented on the face of the income statement within continuing operations into expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities are required to adopt prospectively. In January 2025, the FASB issued ASU 2025-01 to amend the effective date of ASU 2024-03 to clarify that all public business entities are required to

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Note 3—Acquisition of a Business

On April 1, 2025 we acquired all of the outstanding common stock of First Security Bancorp, Inc., a Delaware corporation ("First Security"), and its subsidiaries pursuant to an Agreement and Plan of Merger, dated September 30, 2024. First Security operated a wholly owned subsidiary, First Security Trust and Savings Bank. As a result of the acquisition, effective April 1, 2025, First Security Trust and Savings Bank was merged with and into Byline Bank.

At the effective time of the merger, each share of First Security's common stock was converted into the right to receive 2.3539 shares of Byline common stock. The value of the total merger consideration at closing was approximately $41.5 million.

Merger-related expenses, including acquisition advisory expenses of $192,000 and data processing expenses of $445,000 related to the acquisition of First Security, are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. There were no merger-related expenses in the three months ended March 31, 2024.

The acquisition of First Security Bancorp will be accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The determination of the fair value of the acquired assets and liabilities is in process.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates presented and the corresponding amounts of gross unrealized gains and losses:

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,525	$156	$(93)	$34,588
U.S. Government agencies	151,533	5	(12,803)	138,735
Obligations of states, municipalities, and political subdivisions	83,637	200	(4,938)	78,899
Residential mortgage-backed securities
Agency	952,485	3,860	(84,293)	872,052
Non-agency	157,194	11	(19,790)	137,415
Commercial mortgage-backed securities
Agency	258,632	307	(32,398)	226,541
Corporate securities	40,109	2	(1,844)	38,267
Asset-backed securities	12,601	2	(1,000)	11,603
Total	$1,690,716	$4,543	$(157,159)	$1,538,100

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,783	$—	$(213)	$32,570
U.S. Government agencies	151,912	1	(15,426)	136,487
Obligations of states, municipalities, and political subdivisions	84,188	177	(5,059)	79,306
Residential mortgage-backed securities
Agency	849,297	1,415	(99,910)	750,802
Non-agency	160,427	6	(22,553)	137,880
Commercial mortgage-backed securities
Agency	261,947	160	(35,167)	226,940
Corporate securities	40,623	—	(2,161)	38,462
Asset-backed securities	14,406	13	(1,170)	13,249
Total	$1,595,583	$1,772	$(181,659)	$1,415,696

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$—	$—	$605
Total	$605	$—	$—	$605

There were no securities classified as held-to-maturity as of March 31, 2025, and the Company did not classify securities as trading during the three months ended March 31, 2025 or during 2024.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,884	$(93)	$4,884	$(93)
U.S. Government agencies	22	4,956	(13)	122,853	(12,790)	127,809	(12,803)
Obligations of states, municipalities and political subdivisions	68	15,498	(229)	47,485	(4,709)	62,983	(4,938)
Residential mortgage-backed securities
Agency	118	88,491	(1,396)	470,776	(82,897)	559,267	(84,293)
Non-agency	22	45,178	(728)	91,637	(19,062)	136,815	(19,790)
Commercial mortgage-backed securities
Agency	53	63,922	(1,220)	140,071	(31,178)	203,993	(32,398)
Corporate securities	20	1,489	(3)	36,276	(1,841)	37,765	(1,844)
Asset-backed securities	1	—	—	5,978	(1,000)	5,978	(1,000)
Total	305	$219,534	$(3,589)	$919,960	$(153,570)	$1,139,494	$(157,159)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$9,808	$(15)	$22,762	$(198)	$32,570	$(213)
U.S. Government agencies	22	13,629	(33)	120,222	(15,393)	133,851	(15,426)
Obligations of states, municipalities and political subdivisions	79	20,271	(418)	49,154	(4,641)	69,425	(5,059)
Residential mortgage-backed securities
Agency	129	183,980	(3,879)	472,665	(96,031)	656,645	(99,910)
Non-agency	22	37,882	(1,361)	91,303	(21,192)	129,185	(22,553)
Commercial mortgage-backed securities
Agency	53	63,959	(1,887)	139,283	(33,280)	203,242	(35,167)
Corporate securities	21	2,470	(21)	35,992	(2,140)	38,462	(2,161)
Asset-backed securities	1	—	—	5,829	(1,170)	5,829	(1,170)
Total	334	$331,999	$(7,614)	$937,210	$(174,045)	$1,269,209	$(181,659)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 305 securities available-for-sale with unrealized losses at March 31, 2025. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2024. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Accrued interest receivable on securities available-for-sale totaled $5.4 million at March 31, 2025 and accrued interest receivable on securities available-for-sale and held-to-maturity was $4.9 million at December 31, 2024, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no proceeds from sales of securities available-for-sale, nor associated gains and losses on sales and calls of securities, for the three months ended March 31, 2025 and 2024, respectively.

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	March 31, 2025	December 31, 2024
Public fund deposits	$475,331	$471,249
Customer repurchase agreements	39,074	42,022
Letters of credit	29,973	26,703
Federal Reserve Bank	—	—
Total pledged securities	$544,378	$539,974

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2025, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$32,022	$31,735
Due from one to five years	128,568	123,945
Due from five to ten years	121,764	110,546
Due after ten years	40,051	35,866
Mortgage-backed securities	1,368,311	1,236,008
Total	$1,690,716	$1,538,100

The Company hedges interest rates on certain investment securities using interest rate swaps, through which the Company pays fixed amounts and receives variable amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	March 31,	December 31,
	2025	2024
Commercial real estate	$2,368,452	$2,351,227
Residential real estate	726,837	725,425
Construction, land development, and other land	482,223	490,445
Commercial and industrial	2,720,659	2,612,767
Installment and other	2,056	3,901
Lease financing receivables	712,615	709,757
Total loans and leases	7,012,842	6,893,522
Net unamortized deferred fees and costs	6,939	7,122
Initial direct costs	6,056	6,178
Allowance for credit losses - loans and leases	(100,420)	(97,988)
Net loans and leases	$6,925,417	$6,808,834

	March 31,	December 31,
	2025	2024
Lease financing receivables
Net minimum lease payments	$672,953	$675,754
Unguaranteed residual values	126,476	120,839
Unearned income	(86,814)	(86,836)
Total lease financing receivables	712,615	709,757
Initial direct costs	6,056	6,178
Lease financial receivables before allowance for credits losses - loans and leases	$718,671	$715,935

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At March 31, 2025 and December 31, 2024, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $100.4 million and $97.6 million, respectively. At March 31, 2025 and December 31, 2024, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.0 million and $25.6 million, respectively, which are included in total loans and leases. At March 31, 2025 and December 31, 2024, commercial and industrial loans included overdraft deposits of $568,000 and $1.0 million, respectively, which were reclassified as loans. At each of March 31, 2025 and December 31, 2024, loans and leases and loans held for sale pledged as security for borrowings were $2.0 billion. Accrued interest on loans and leases were $33.9 million and $35.2 million as of March 31, 2025 and December 31, 2024, respectively, and are included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of March 31, 2025 are summarized as follows:

Minimum Lease Payments
Remainder of 2025	$184,878
2026	212,634
2027	149,406
2028	86,317
2029	34,537
Thereafter	5,181
Total	$672,953

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of the dates presented:

March 31, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,106,856	$78,425	$186,342	$2,371,623
Residential real estate	528,387	28,353	170,656	727,396
Construction, land development, and other land	419,892	—	61,204	481,096
Commercial and industrial	2,629,358	13,337	82,238	2,724,933
Installment and other	2,015	94	9	2,118
Lease financing receivables	718,666	—	5	718,671
Total loans and leases	$6,405,174	$120,209	$500,454	$7,025,837

December 31, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,071,952	$82,934	$199,531	$2,354,417
Residential real estate	513,422	30,515	182,165	726,102
Construction, land development, and other land	429,596	—	59,673	489,269
Commercial and industrial	2,509,083	14,081	93,969	2,617,133
Installment and other	3,847	105	14	3,966
Lease financing receivables	715,899	—	36	715,935
Total loans and leases	$6,243,799	$127,635	$535,388	$6,906,822

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $4.2 million as of both of the dates presented, and were as follows:

	March 31, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$118,880	$78,425	$123,780	$82,934
Residential real estate	72,791	28,353	75,023	30,515
Construction, land development, and other land	—	—	6,656	—
Commercial and industrial	15,869	13,337	16,671	14,081
Installment and other	758	94	769	105
Total purchased credit deteriorated loans	$208,298	$120,209	$222,899	$127,635

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $3.5 million as of March 31, 2025 and $3.4 million as December 31, 2024, were as follows for the dates presented:

	March 31, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$191,827	$186,342	$205,558	$199,531
Residential real estate	182,653	170,656	194,768	182,165
Construction, land development, and other land	61,561	61,204	60,051	59,673
Commercial and industrial	85,945	82,238	98,156	93,969
Installment and other	16	9	21	14
Lease financing receivables	5	5	36	36
Total acquired non-credit-deteriorated loans and leases	$522,007	$500,454	$558,590	$535,388

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the three months ended March 31, 2025, there were $14.1 million of revolving loans that were converted to term loans. During the year ended December 31, 2024, $67.3 million of revolving loans that were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Term loans amortized cost by origination year						Revolving	Total
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$56,066	$298,733	$208,903	$412,304	$455,942	$618,451	$17,439	$2,067,838
Watch	—	15,725	36,985	17,627	37,802	113,265	—	221,404
Special Mention	—	1,146	10,215	4,564	8,110	20,123	—	44,158
Substandard	—	—	518	4,782	5,887	27,036	—	38,223
Total	$56,066	$315,604	$256,621	$439,277	$507,741	$778,875	$17,439	$2,371,623
Current period gross charge-offs	$—	$—	$—	$—	$—	$1,662	$—	$1,662
Residential Real Estate
Pass	$35,247	$37,300	$72,006	$114,261	$97,837	$258,148	$62,559	$677,358
Watch	—	4,196	590	16,057	95	22,859	1,368	45,165
Special Mention	—	—	—	—	—	1,684	—	1,684
Substandard	—	—	549	26	—	2,614	—	3,189
Total	$35,247	$41,496	$73,145	$130,344	$97,932	$285,305	$63,927	$727,396
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$—	$75,235	$140,589	$100,066	$81,046	$24,825	$—	$421,761
Watch	—	—	—	30,981	13,805	3,051	—	47,837
Special Mention	—	—	—	1,069	10,429	—	—	11,498
Substandard	—	—	—	—	—	—	—	—
Total	$—	$75,235	$140,589	$132,116	$105,280	$27,876	$—	$481,096
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$116,017	$390,845	$397,378	$415,324	$205,701	$246,815	$586,578	$2,358,658
Watch	1,081	2,308	61,623	26,439	33,153	22,797	61,648	209,049
Special Mention	—	1,227	845	7,849	37,346	12,846	36,886	96,999
Substandard	—	444	4,727	24,275	6,948	13,771	10,062	60,227
Total	$117,098	$394,824	$464,573	$473,887	$283,148	$296,229	$695,174	$2,724,933
Current period gross charge-offs	$—	$907	$1,523	$2,022	$223	$651	$—	$5,326
Installment and Other
Pass	$358	$590	$189	$59	$27	$352	$537	$2,112
Watch	—	—	—	—	—	—	6	6
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$358	$590	$189	$59	$27	$352	$543	$2,118
Current period gross charge-offs	$—	$—	$—	$—	$21	$2	$—	$23
Lease Financing Receivables
Pass	$71,485	$261,331	$217,287	$114,538	$41,570	$8,452	$—	$714,663
Watch	—	265	582	35	—	3	—	885
Special Mention	—	—	—	—	—	78	—	78
Substandard	—	133	918	1,329	641	24	—	3,045
Total	$71,485	$261,729	$218,787	$115,902	$42,211	$8,557	$—	$718,671
Current period gross charge-offs	$—	$144	$202	$101	$166	$12	$—	$625
Total Loans and Leases
Risk Rating
Pass	$279,173	$1,064,034	$1,036,352	$1,156,552	$882,123	$1,157,043	$667,113	$6,242,390
Watch	1,081	22,494	99,780	91,139	84,855	161,975	63,022	524,346
Special Mention	—	2,373	11,060	13,482	55,885	34,731	36,886	154,417
Substandard	—	577	6,712	30,412	13,476	43,445	10,062	104,684
Total	$280,254	$1,089,478	$1,153,904	$1,291,585	$1,036,339	$1,397,194	$777,083	$7,025,837
Current period gross charge-offs	$—	$1,051	$1,725	$2,123	$410	$2,327	$—	$7,636

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$317,250	$216,761	$412,057	$456,671	$216,103	$427,163	$13,741	$2,059,746
Watch	5,865	36,337	18,184	37,623	32,658	73,394	—	204,061
Special Mention	125	6,546	3,841	6,040	2,531	24,580	—	43,663
Substandard	—	827	4,247	9,376	2,829	29,668	—	46,947
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417
Gross charge-offs, year ended December 31, 2024	$—	$1,425	$598	$282	$717	$2,660	$—	$5,682
Residential Real Estate
Pass	$42,468	$70,603	$123,124	$116,874	$47,982	$219,558	$59,323	$679,932
Watch	—	592	15,890	—	14,005	9,395	1,448	41,330
Special Mention	—	—	—	—	1,351	—	—	1,351
Substandard	—	575	27	95	186	1,593	1,013	3,489
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$61,645	$143,414	$104,421	$87,816	$22,188	$2,800	$345	$422,629
Watch	—	2,279	33,871	13,418	—	3,067	—	52,635
Special Mention	—	2,566	1,070	10,369	—	—	—	14,005
Substandard	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$399,247	$403,346	$463,495	$235,788	$83,485	$167,959	$512,779	$2,266,099
Watch	1,326	60,040	35,588	31,619	1,991	19,758	63,114	213,436
Special Mention	—	1,298	8,100	21,605	2,951	11,797	30,515	76,266
Substandard	920	5,838	26,235	6,682	2,564	12,690	6,403	61,332
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133
Gross charge-offs, year ended December 31, 2024	$184	$4,695	$5,917	$2,664	$1,754	$12,919	$—	$28,133
Installment and Other
Pass	$723	$298	$76	$33	$1	$368	$2,438	$3,937
Watch	—	—	—	—	—	—	4	4
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	2	25
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1
Lease Financing Receivables
Pass	$281,246	$237,739	$130,877	$50,196	$11,905	$218	$—	$712,181
Watch	280	658	41	—	6	—	—	985
Special Mention	—	—	—	—	116	—	—	116
Substandard	66	598	1,211	765	13	—	—	2,653
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935
Gross charge-offs, year ended December 31, 2024	$—	$863	$799	$649	$190	$34	$—	$2,535
Total Loans and Leases
Pass	$1,102,579	$1,072,161	$1,234,050	$947,378	$381,664	$818,066	$588,626	$6,144,524
Watch	7,471	99,906	103,574	82,660	48,660	105,614	64,566	512,451
Special Mention	125	10,410	13,011	38,014	6,949	36,377	30,515	135,401
Substandard	986	7,838	31,720	16,941	5,592	43,951	7,418	114,446
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822
Gross charge-offs, year ended December 31, 2024	$184	$6,983	$7,314	$3,595	$2,661	$15,614	$—	$36,351

At March 31, 2025 and at December 31, 2024 there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$56,066	$309,178	$255,182	$434,890	$506,111	$755,203	$17,439	$2,334,069
30-59 Days Past Due	—	6,426	921	1,385	690	5,282	—	14,704
60-89 Days Past Due	—	—	—	—	—	276	—	276
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	518	3,002	940	18,114	—	22,574
Total Past Due	—	6,426	1,439	4,387	1,630	23,672	—	37,554
Total	$56,066	$315,604	$256,621	$439,277	$507,741	$778,875	$17,439	$2,371,623
Residential Real Estate
Current	$35,247	$41,496	$73,145	$130,159	$97,932	$281,363	$63,330	$722,672
30-59 Days Past Due	—	—	—	159	—	1,327	597	2,083
60-89 Days Past Due	—	—	—	—	—	181	—	181
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	26	—	2,434	—	2,460
Total Past Due	—	—	—	185	—	3,942	597	4,724
Total	$35,247	$41,496	$73,145	$130,344	$97,932	$285,305	$63,927	$727,396
Construction, Land Development, & Land
Current	$—	$75,235	$140,589	$132,116	$105,280	$27,876	$—	$481,096
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$—	$75,235	$140,589	$132,116	$105,280	$27,876	$—	$481,096
Commercial & Industrial
Current	$117,098	$390,962	$454,943	$463,342	$277,242	$285,297	$692,451	$2,681,335
30-59 Days Past Due	—	3,719	6,641	2,022	547	4,542	409	17,880
60-89 Days Past Due	—	—	—	—	—	11	167	178
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	143	2,989	8,523	5,359	6,379	2,147	25,540
Total Past Due	—	3,862	9,630	10,545	5,906	10,932	2,723	43,598
Total	$117,098	$394,824	$464,573	$473,887	$283,148	$296,229	$695,174	$2,724,933
Installment and Other
Current	$358	$590	$189	$59	$27	$352	$541	$2,116
30-59 Days Past Due	—	—	—	—	—	—	2	2
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	2	2
Total	$358	$590	$189	$59	$27	$352	$543	$2,118
Lease Financing Receivables
Current	$71,372	$258,813	$215,526	$113,453	$40,706	$8,389	$—	$708,259
30-59 Days Past Due	113	1,439	933	465	364	38	—	3,352
60-89 Days Past Due	—	1,344	1,410	655	500	106	—	4,015
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	133	918	1,329	641	24	—	3,045
Total Past Due	113	2,916	3,261	2,449	1,505	168	—	10,412
Total	$71,485	$261,729	$218,787	$115,902	$42,211	$8,557	$—	$718,671
Total Loans and Leases
Current	$280,141	$1,076,274	$1,139,574	$1,274,019	$1,027,298	$1,358,480	$773,761	$6,929,547
30-59 Days Past Due	113	11,584	8,495	4,031	1,601	11,189	1,008	38,021
60-89 Days Past Due	—	1,344	1,410	655	500	574	167	4,650
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	276	4,425	12,880	6,940	26,951	2,147	53,619
Total Past Due	113	13,204	14,330	17,566	9,041	38,714	3,322	96,290
Total	$280,254	$1,089,478	$1,153,904	$1,291,585	$1,036,339	$1,397,194	$777,083	$7,025,837

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$323,240	$259,084	$435,352	$504,816	$251,522	$528,332	$13,741	$2,316,087
30-59 Days Past Due	—	560	—	421	278	4,044	—	5,303
60-89 Days Past Due	—	—	—	90	316	5,607	—	6,013
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	827	2,977	4,383	2,005	16,822	—	27,014
Total Past Due	—	1,387	2,977	4,894	2,599	26,473	—	38,330
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417

Residential Real Estate
Current	$42,468	$71,770	$138,794	$116,874	$63,524	$227,682	$60,331	$721,443
30-59 Days Past Due	—	—	220	—	—	1,185	440	1,845
60-89 Days Past Due	—	—	—	—	—	218	—	218
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	27	95	—	1,461	1,013	2,596
Total Past Due	—	—	247	95	—	2,864	1,453	4,659
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102

Construction, Land Development, & Land
Current	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269

Commercial & Industrial
Current	$400,574	$463,578	$519,192	$290,304	$89,163	$203,606	$609,806	$2,576,223
30-59 Days Past Due	142	1,547	2,102	8	294	2,846	150	7,089
60-89 Days Past Due	—	317	1,715	25	705	871	400	4,033
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	777	5,080	10,409	5,357	829	4,881	2,455	29,788
Total Past Due	919	6,944	14,226	5,390	1,828	8,598	3,005	40,910
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133

Installment and Other
Current	$723	$294	$76	$33	$1	$368	$2,442	$3,937
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	4	—	—	—	—	—	4
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	2	25
Total Past Due	—	4	—	23	—	—	2	29
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966

Lease Financing Receivables
Current	$277,222	$234,755	$129,539	$49,009	$11,915	$217	$—	$702,657
30-59 Days Past Due	2,890	1,803	795	470	53	—	—	6,011
60-89 Days Past Due	1,414	1,839	584	717	59	1	—	4,614
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	66	598	1,211	765	13	—	—	2,653
Total Past Due	4,370	4,240	2,590	1,952	125	1	—	13,278
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935

Total Loans and Leases
Current	$1,105,872	$1,177,740	$1,362,315	$1,072,639	$438,313	$966,072	$686,665	$6,809,616
30-59 Days Past Due	3,032	3,910	3,117	899	625	8,075	590	20,248
60-89 Days Past Due	1,414	2,160	2,299	832	1,080	6,697	400	14,882
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	843	6,505	14,624	10,623	2,847	23,164	3,470	62,076
Total Past Due	5,289	12,575	20,040	12,354	4,552	37,936	4,460	97,206
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $1.8 million of commercial real estate loans, $790,000 of residential real estate loans, and $6.0 million of commercial and industrial loans as of March 31, 2025. The Company recognized $1.0 million of interest income on non-accrual loans and leases for the three months ended March 31, 2025.

Total non-accrual loans without an allowance included $6.0 million of commercial real estate loans, $790,000 of residential real estate loans, and $3.8 million of commercial and industrial loans, as of December 31, 2024. The Company recognized $255,000 of interest income on non-accrual loans and leases for the three months ended March 31, 2024.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2025 are as follows:

March 31, 2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Provision/(recapture)	1,386	(93)	482	6,676	(2)	627	9,076
Charge-offs	(1,662)	—	—	(5,326)	(23)	(625)	(7,636)
Recoveries	197	9	—	688	—	98	992
Ending balance	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Ending balance:
Individually evaluated for impairment	$6,360	$61	$—	$15,580	$—	$—	$22,001
Collectively evaluated for impairment	21,434	2,775	2,927	43,047	20	8,216	78,419
Total allowance for credit losses - loans and leases	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420

Loans and leases ending balance:
Individually evaluated for impairment	$27,939	$1,339	$—	$40,714	$—	$—	$69,992
Collectively evaluated for impairment	2,343,684	726,057	481,096	2,684,219	2,118	718,671	6,955,845
Total loans and leases	$2,371,623	$727,396	$481,096	$2,724,933	$2,118	$718,671	$7,025,837

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2024:

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

The Company increased the allowance for credit losses - loans and leases by $2.4 million and $680,000 for the three months ended March 31, 2025 and 2024, respectively. For loans individually evaluated for impairment, the Company decreased allowance for credit losses - loans and leases by $1.6 million and $5.6 million for the for the three months ended March 31, 2025 and 2024, respectively. For loans and leases collectively evaluated for impairment, the Company increased the allowance by $4.0 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. The change in allowance for credit losses - loans and leases collectively evaluated for impairment was mainly due to changes in expected losses driven by macro-economic factors, as well as growth in the loan and lease portfolio.

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the period presented:

Three Months Ended March 31, 2025	Payment Delay	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	3,545	3,545	0.13%
Total modified loans	$3,545	$3,545	0.05%

There were no borrowers receiving loan modifications during the three months ended March 31, 2024.

For the three months ended March 31, 2025, there were no loans modified due to financial difficulty within the last twelve months that had a subsequent payment default. The following table presents the amortized cost basis of loans that had a payment default as of March 31, 2024, and were modified in the twelve months prior to default:

Three Months Ended March 31, 2024	Payment Delay	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$—	$2,842	$—	$2,842	0.13%
Commercial and industrial	43	—	353	396	0.02%
Total loans and leases	$43	$2,842	$353	$3,238	0.05%

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

There were $1.4 million and $2.1 million of loan commitments outstanding on modified loans at March 31, 2025 and December 31, 2024.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

March 31, 2025	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$1,191	$26,750	$—	$—	$—	$—	$27,941
Residential real estate	—	—	—	—	790	548	—	1,338
Commercial and industrial	—	—	—	—	—	—	30,744	30,744
Total	$—	$1,191	$26,750	$—	$790	$548	$30,744	$60,023

December 31, 2024	Commercial Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Multi-Family	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$6,723	$29,697	$—	$—	$—	$—	$36,420
Residential real estate	—	—	—	—	790	575	—	1,365
Commercial and industrial	—	—	—	—	—	—	30,512	30,512
Total	$—	$6,723	$29,697	$—	$790	$575	$30,512	$68,297

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments for the periods presented:

	For the Three Months Ended
	March 31,
	2025	2024
Beginning balance	$2,391	$3,636
Provision/(recapture) for unfunded commitments	103	(248)
Ending balance	$2,494	$3,388

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$18,952	$19,844
Additions, net	1,670	1,851
Changes in fair value	(1,051)	(703)
Ending balance	$19,571	$20,992

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	March 31,	December 31,
	2025	2024
Loan portfolios serviced for:
SBA guaranteed loans	$1,546,154	$1,522,389
USDA guaranteed loans	185,058	190,503
Total	$1,731,212	$1,712,892

Loan servicing revenue totaled $3.0 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.1 million and $703,000 for the three months ended March 31, 2025 and 2024, respectively.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the periods presented:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$5,170	$1,200
Net additions to OREO	1,320	5
Proceeds from sales of OREO	(209)	(402)
Gains (losses) on sales of OREO	71	(18)
Valuation adjustments	(103)	—
Ending balance	$6,249	$785

At March 31, 2025 and December 31, 2024, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2025 and December 31, 2024, respectively, there were $1.8 million and $818,000 of consumer mortgage loans secured by a residential real estate property in foreclosure.

There were no internally financed sales of OREO for the three months ended March 31, 2025 or 2024.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,595	$9,797
Operating lease liability	Accrued interest payable and other liabilities	11,731	10,949

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At March 31, 2025, the weighted average discount rate of operating leases was 3.36% and the weighted average remaining life of operating leases was 4.9 years, compared to 3.19% and 5.0 years as of December 31, 2024.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$712	$727
Short-term lease cost	134	87
Variable lease cost	390	423
Less: Sublease income	(133)	(130)
Total lease cost, net	$1,103	$1,107

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $860,000 and $953,000 for the three months ended March 31, 2025 and 2024, respectively.

During the quarter ended March 31, 2024, the Company recorded $194,000 of impairment related to two branch facilities that closed at the end of the second quarter of 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense.

The future minimum lease payments for operating leases, subsequent to March 31, 2025, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2025	$2,682
2026	3,012
2027	2,081
2028	1,777
2029	1,561
Thereafter	1,940
Total undiscounted lease payments	13,053
Less: Imputed interest	(1,322)
Net lease liabilities	$11,731

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.3 million, and the leases have contractual lives extending through 2030. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended March 31,
	2025			2024
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380
Amortization	—	(1,051)	(67)	—	(1,278)	(67)
Ending balance	$181,705	$14,230	$1,045	$181,705	$19,115	$1,313
Accumulated amortization	N/A	$58,486	$2,171	N/A	$53,601	$1,903
Weighted average remaining amortization period	N/A	7.4 Years	3.9 Years	N/A	8.1 Years	4.9 Years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2025:

Estimated Amortization
Remainder of 2025	$3,355
2026	3,566
2027	2,676
2028	2,101
2029	1,432
Thereafter	2,145
Total	$15,275

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2025 and 2024 was 24.6% and 25.0%, respectively. The Company recorded discrete income tax benefit of $369,000 and $501,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2025 and 2024, respectively.

Net deferred tax assets decreased to $50.7 million at March 31, 2025 compared to $56.5 million at December 31, 2024, primarily due to the decrease in unrealized losses in available-for-sale securities during the quarter.

During the second quarter 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	March 31,	December 31,
	2025	2024
Non-interest-bearing demand deposits	$1,715,599	$1,756,098
Interest-bearing checking accounts	840,435	767,835
Money market demand accounts	2,759,185	2,518,157
Other savings	483,075	483,650
Time deposits (below $250,000)	1,326,418	1,498,277
Time deposits ($250,000 and above)	428,596	434,611
Total deposits	$7,553,308	$7,458,628

At March 31, 2025, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2025	$1,597,429
2026	146,248
2027	8,788
2028	1,322
2029	891
Thereafter	336
Total	$1,755,014

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	March 31,	December 31,
	2025	2024
Federal Home Loan Bank advances	$550,000	$575,000
Securities sold under agreements to repurchase	28,244	32,106
Term loan	—	11,667
Line of credit	—	—
Total	$578,244	$618,773

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of March 31, 2025 and December 31, 2024, there were no outstanding advances under the Federal Reserve Bank discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank ("FRB") of Chicago that allows the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledges securities to FRB Chicago as collateral for available advances. The advance carries a fixed interest rate of 4.91%, and matures on January 22, 2025. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, the BTFP advance was paid in full.

At March 31, 2025, fixed-rate Federal Home Loan Bank ("FHLB") advances totaled $200.0 million, with an interest rate of 4.45% and matured in April 2025. Total variable rate advances were $350.0 million at March 31, 2025, with interest rates between of 4.48% and 4.49% that may reset daily and maturity dates of May and June 2025. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2025 and December 31, 2024, the line of credit had no outstanding balance.

On May 24, 2024, we entered into the First Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement with the lender, which is effective May 26, 2024, and provides for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extending its maturity date to May 25, 2025, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

The variable term loan was paid in full in January 2025, and at March 31, 2025, there was no outstanding balance. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of the dates presented:

	March 31,	December 31,
	2025	2024
Federal Home Loan Bank line	$2,749,688	$2,700,234
Federal Reserve Bank of Chicago discount window line	758,589	792,345
Available federal funds lines	135,000	127,500

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

Subordinated Notes

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

As of March 31, 2025, the net liability outstanding of the subordinated notes was $74.1 million. The Company may, at its option, redeem the notes, in whole or in part, on a semi-annual basis beginning on July 1, 2025, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

Junior subordinated debentures

Each of the junior subordinated debentures was issued to an underlying statutory trust (the "Trusts"), which issued trust preferred securities and used the proceeds from the issuance of the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the Trusts. The Trusts are not consolidated with the Company. Accordingly, the Company reports the subordinated debentures held by the Trusts as liabilities. The Company owns all of the common securities of each trust and pays interest on each quarterly. The junior subordinated debentures qualify, and are treated as, Tier 1 regulatory capital of the Company subject to regulatory limitations. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	March 31, 2025	December 31, 2024	Contractual Rate March 31, 2025	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	7.35%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	6.34%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	7.30%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	6.16%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	6.21%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	6.18%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.98%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(16,000)	(16,110)
Total liability, at carrying value		$71,000	$70,890

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%. These are rates are adjusted quarterly.

(2) Assumed as part of the Company's recapitalization of its predecessor.

(3) Assumed in May 2018 as part of an acquisition.

(4) Assumed in July 2023 as part of an acquisition.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Company does not anticipate any material losses as a result of the commitments and letters of credit. Refer to Note 5—Loans and Lease Receivables and Allowance for Credit Losses for additional information on the reserve for unfunded commitments.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments as of the dates presented:

	March 31, 2025			December 31, 2024
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$187,065	$1,781,688	$1,968,753	$190,269	$1,821,769	$2,012,038
Letters of credit	287	70,908	71,195	630	63,272	63,902
Total	$187,352	$1,852,596	$2,039,948	$190,899	$1,885,041	$2,075,940

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2046. Variable rate loan commitments have interest rates ranging from 4.00% to 17.75% and maturities up to 2053.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a "AA" rating for a comparable bond would be reduced to "AA-" for the Company’s valuation). In 2025 and 2024, all of the ratings derived by the Company were "BBB-" or better with and without comparable bond proxies. All of the ratings of non-Agency backed bonds derived by the Company were investment grade. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

Equity and other securities—The Company utilizes the same fair value measurement methodology for equity and other securities as detailed in the securities available-for-sale portfolio above. The fair value of equity securities subject to contractual sale restrictions is measured on the basis of the market price of similar unrestricted equity securities. The fair value is only adjusted for the effect of the restrictions when the restriction of the sale is a characteristic of the equity itself and not based on the holder of the security.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates presented:

		Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$34,588	$34,588	$—	$—
U.S. Government agencies	138,735		138,735
Obligations of states, municipalities, and political subdivisions	78,899	—	78,899	—
Mortgage-backed securities; residential
Agency	872,052	—	872,052	—
Non-Agency	137,415	—	137,415	—
Mortgage-backed securities; commercial
Agency	226,541	—	226,541	—
Corporate securities	38,267	—	38,267	—
Asset-backed securities	11,603	—	11,603	—
Equity and other securities, at fair value
Mutual funds	2,545	2,545	—	—
Equity securities	8,130	—	7,842	288
Servicing assets	19,571	—	—	19,571
Derivative assets	37,806	—	37,806	—
Financial liabilities
Derivative liabilities	14,998	—	14,998	—

		Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$32,570	$32,570	$—	$—
U.S. Government agencies	136,487	—	136,487	—
Obligations of states, municipalities, and political subdivisions	79,306	—	79,306	—
Mortgage-backed securities; residential
Agency	750,802	—	750,802	—
Non-Agency	137,880	—	137,880	—
Mortgage-backed securities; commercial
Agency	226,940	—	226,940	—
Corporate securities	38,462	—	38,462	—
Asset-backed securities	13,249	—	13,249	—
Equity and other securities, at fair value
Mutual funds	2,505	2,505	—	—
Equity securities	7,360	—	7,072	288
Servicing assets	18,952	—	—	18,952
Derivative assets	44,401	—	44,401	—
Financial liabilities
Derivative liabilities	17,785	—	17,785	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2025	2024	2025	2024
	Investment Securities		Servicing Assets
Balance, beginning of period	$288	$281	$18,952	$19,844
Additions, net	—	—	1,670	1,851
Change in fair value	—	4	(1,051)	(703)
Balance, end of period	$288	$285	$19,571	$20,992

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2025:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 26.4%	17.6%	Decrease
		Discount rate	0.0% - 41.0%	12.0%	Decrease
		Expected weighted average loan life	0.0 - 7.1 years	3.5 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$21,579	$—	$—	$21,579
Residential real estate	1,278	—	—	1,278
Commercial and industrial	25,134	—	—	25,134
Assets held for sale	3,336	—	—	3,336
Other real estate owned	6,249	—	—	6,249

		Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,568	$—	$—	$29,568
Residential real estate	1,298	—	—	1,298
Commercial and industrial	24,063	—	—	24,063
Assets held for sale	2,025	—	—	2,025
Other real estate owned	5,170	—	—	5,170

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2025		2024
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$73,453	$73,453	$58,759	$58,759
Interest bearing deposits with other banks	2	347,861	347,861	504,379	504,379
Securities held-to-maturity	2	—	—	605	605
Restricted stock	2	26,311	26,311	27,452	27,452
Loans held for sale	3	21,333	22,212	3,200	3,236
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	6,877,426	6,736,898	6,753,905	6,603,019
Accrued interest receivable	3	39,940	39,940	40,652	40,652
Financial liabilities
Non-interest-bearing deposits	2	1,715,599	1,715,599	1,756,098	1,756,098
Interest-bearing deposits	2	5,837,709	5,835,508	5,702,530	5,702,018
Accrued interest payable	2	16,346	16,346	21,114	21,114
Federal Home Loan Bank advances	2	550,000	550,000	575,000	575,000
Securities sold under repurchase agreement	2	28,244	28,244	32,106	32,106
Term loan	2	—	—	11,667	11,667
Subordinated notes	2	74,084	74,842	74,040	73,750
Junior subordinated debentures	3	71,000	74,941	70,890	75,172

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 16—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Condensed Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of the dates presented:

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$22,798	$—	$650,000	$26,529	$(52)
Derivatives not designated as hedging instruments
Other interest rate derivatives	924,507	14,999	(14,981)	851,742	17,865	(17,721)
Other credit derivatives	15,869	9	(17)	17,146	7	(12)
Total derivatives	$1,590,376	$37,806	$(14,998)	$1,518,888	$44,401	$(17,785)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million at both March 31, 2025 and December 31, 2024. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2025, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $400.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $250.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of March 31, 2025, pay-fixed interest rate swaps are comprised of five effective hedges. The receive-fixed interest rate swaps are comprised of four effective hedges with notional amounts comprised of $200.0 million. A $50.0 million forward starting receive-fixed interest rate swap associated with certain variable rate loans will become effective in March 2026.

On April 4, 2025, the Company entered into a $100.0 million notional amount pay-fixed interest rate swap associated with certain investment securities that matures in April 2029.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $3.7 million and $4.8 million of interest income recorded during the three months ended March 31, 2025, and 2024, respectively, and is reported as a component of interest income on loans and interest expense on deposits and other borrowings. As of March 31, 2025, the Company estimates $12.8 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million in notional amount, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $2.6 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of March 31, 2025:

Notional amounts	$650,000
Derivative assets fair value	22,798
Derivative liabilities fair value	—
Weighted average remaining maturity	2.1 years

Receive rates are determined at the time the swaps become effective. As of March 31, 2025, the weighted average pay rates of the five effective pay-fixed hedges for $400.0 million were 1.07% and the weighted average receive rates were 4.33%. As of March 31, 2025, the weighted average pay rates of the four effective receive-fixed interest rate swaps of $200.0 million in notional amounts were 7.50% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow derivative instruments for the three months ended:

	March 31, 2025			March 31, 2024
	Amount of Loss Recognized in AOCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps	$(100)	$3,744	$—	$4,531	$4,836	$—

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Other interest rate derivatives—The total combined notional amount was $924.5 million as of March 31, 2025 with maturities ranging from May 2025 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2025 and 2024, there were $415,000 and $4,000 of net premiums related to these derivative instruments which were included in other non-interest income.

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

The following table reflects other interest rate derivatives as of March 31, 2025:

Notional amounts	$924,507
Derivative assets fair value	14,999
Derivative liabilities fair value	14,981
Weighted average pay rates	4.95%
Weighted average receive rates	5.66%
Weighted average remaining maturity	3.5 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of March 31, 2025 and December 31, 2024, for each period, the total notional amount of risk participated in was $9.2 million and $10.4 million, respectively, and the notional amount of risk participated out was $6.7 million and $6.8 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of March 31, 2025 and December 31, 2024. The fair values of the

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Other interest rate derivatives	$127	$(73)
Other credit derivatives	1	—
Total	$128	$(73)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	March 31, 2025		December 31, 2024
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$37,806	$(14,998)	$44,401	$(17,785)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$37,806	$(14,998)	$44,401	$(17,785)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,929)	1,929	(415)	415
Collateral posted	(35,490)	—	(42,770)	—
Net credit exposure	$387	$(13,069)	$1,216	$(17,370)

As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.0 million. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.9 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of March 31, 2025, there were 473,460 shares available for future grants under the Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to three year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally over a three-year period and measured against a peer group consisting of publicly-traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

During 2025, the Company granted 323,488 shares of restricted common stock, par value $0.01 per share. Of this total, 245,413 restricted shares will vest ratably over three years on each anniversary of the grant date and 9,109 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 68,966

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

performance-based restricted shares were included in the 2025 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2027, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the three months ended March 31, 2025:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2025	751,127	$23.04
Granted	323,488	28.78
Incremental performance shares issued and vested	18,066
Vested	(294,754)	24.18
Forfeited	(1,925)	24.14
Ending balance outstanding at March 31, 2025	796,002	$25.04

A total of 294,754 restricted shares vested during the three months ended March 31, 2025. A total of 244,548 restricted shares vested during the year ended December 31, 2024. The fair value of restricted shares that vested during the three months ended March 31, 2025 was $8.5 million. The fair value of restricted shares that vested during the year ended December 31, 2024 was $5.2 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations. The fair value of the total stock return performance-based awards granted in 2025 and 2024 were calculated based on a Monte Carlo simulation, using the following assumptions:

	Performance Based Grants
	2025	2024
Risk-free interest rate	4.15%	4.47%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	30.01% - 34.52%	29.28% - 33.68%
Weighted average grant date fair value	$28.32	$20.18

The following table summarizes restricted stock compensation expense for the periods presented:

	Three Months Ended March 31,
	2025	2024
Total share-based compensation - restricted stock	$2,007	$1,846
Income tax benefit	530	511
Unrecognized compensation expense	16,851	14,880
Weighted average remaining amortization period	2.3 Years	2.3 Years

The fair value of the unvested restricted stock awards at March 31, 2025 was $20.8 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. Options to purchase a total of 333,236 shares remain outstanding under the BYB Plan at March 31, 2025.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option is equal to the fair value of the stock as of the date of grant. These option awards have vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercisable at March 31, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2025:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	334,423	$11.18	$5,959	0.5
Exercised	(1,187)	11.18	$23
Expired	—
Ending balance outstanding at March 31, 2025	333,236	$11.18	$4,992	0.2
Exercisable at March 31, 2025	333,236	$11.18	$4,992	0.2

A total of 1,187 stock options were exercised during the three months ended March 31, 2025. Proceeds from the exercise of the options were $13,000 and had a related tax benefit of $6,000 for the three months ended March 31, 2025. There were 434,141 stock options exercised during the year ended December 31, 2024. Proceeds from the exercise of stock options were $2.6 million with a related tax benefit of $1.6 million for the year ended December 31, 2024. No stock options vested during the three months ended March 31, 2025 or the year ended December 31, 2024. No stock option compensation expense was recognized for the three months ended March 31, 2025 or the year ended December 31, 2024.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2025:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	45,449	$12.28	$760	1.6
Exercised	—
Expired	—
Ending balance outstanding at March 31, 2025	45,449	$12.28	$631	1.3
Exercisable at March 31, 2025	45,449	$12.28	$631	1.3

Under the FEB plan, no stock options were exercised during the three months ended March 31, 2025. A total of 57,686 stock options were exercised under the FEB plan during the during the year ended December 31, 2024, with proceeds of $675,000 and a related tax benefit of $252,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 378,685 and 657,205 shares of common stock were outstanding as of March 31, 2025 and 2024, respectively. There were 796,002 and 753,695 restricted stock awards outstanding at March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, no stock options or restricted stock awards outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net income	$28,248	$30,440
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	43,788,353	43,258,087
Incremental shares	501,904	469,257
Weighted-average common stock outstanding (dilutive)	44,290,257	43,727,344
Basic earnings per common share	$0.65	$0.70
Diluted earnings per common share	$0.64	$0.70

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	March 31,	December 31,
	2025	2024
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	46,322,039	46,252,693
Shares outstanding	44,675,553	44,459,584
Treasury shares	1,646,486	1,793,109

On December 6, 2023, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024. No shares were repurchased under this program.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of the Company’s outstanding common stock. The program is in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by the Company at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.8% of the Company’s outstanding common stock at December 31, 2024.

We purchased 26,000 shares with a cost of $687,000 under the stock repurchase program during the three months ended March 31, 2025.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For each of the three months ended March 31, 2025 and 2024, cash dividends were declared and paid to stockholders of record of our common stock of $0.10 and $0.09 per share, respectively.

On April 22, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on May 20, 2025 to stockholders of record of our common stock as of May 6, 2025.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(223)	(6,570)	(6,793)
Balance, March 31, 2024	$29,908	$(136,818)	$(106,910)

Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(2,839)	20,142	17,303
Balance, March 31, 2025	$18,756	$(115,140)	$(96,384)

Note 21—Segment Information

The Company has one reportable segment: banking operations. Loans and leases, securities, deposits, and non-interest income provide the revenues of the banking operation. Loan and lease products offered to customers generate a majority of the Company’s interest and fee income. Additionally, deposit products offered to customers generate fees and service charge income. Interest income earned on securities, and net gains on the sales of loans to third parties are other sources of revenue. Interest expense, provision for credit losses, salaries and employee benefits, and data processing provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Noncash items such as depreciation and amortization are also disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

The accounting policies of the banking operations are the same as those described in Note 1–Business and Summary of Significant Accounting Policies. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 28, 2025. All operations are domestic.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Three months ended March 31,
	2025	2024
Interest and dividend income	$134,850	$138,321
Reconciliation of revenue:
Other noninterest income	14,864	15,473
Total consolidated revenue	149,714	153,794
Less:
Interest expense	46,634	52,780
Segment net interest income and noninterest income	103,080	101,014
Less:
Provision for credit losses	9,179	6,643
Salaries and employee benefits	36,252	33,953
Depreciation and amortization	2,848	3,216
Data processing	5,171	4,145
Other segment items(1)	9,224	10,123
Income tax expense	12,158	12,494
Segment net income	28,248	30,440
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$28,248	$30,440

Reconciliation of assets
Total assets for reportable segment	$9,584,732	$9,410,503
Adjustments and reconciling items	—	—
Total consolidated assets	$9,584,732	$9,410,503

(1) Other segment items include: legal, audit, and other professional fees, other occupancy expense, regulatory assessments, and advertising and promotion expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of Byline Bancorp, Inc.’s financial condition and results of operations and should be read in conjunction with our Unaudited Interim Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report. The words "the Company," "we," "Byline," "management," "our" and "us" refer to Byline Bancorp, Inc. and its consolidated subsidiaries, unless we indicate otherwise. In addition to historical information, this discussion contains forward looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward Looking Statements" and "Risk Factors". Byline assumes no obligation to update any of these forward looking statements.

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 28, 2025, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, New Jersey, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the second most active 7(a) and 504 lender in Illinois for the quarter ended March 31, 2025.

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

We reported consolidated net income of $28.2 million, or $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2025, compared to net income of $30.4 million, or $0.70 per basic and per diluted common share, for the three months ended March 31, 2024, a decrease of $2.2 million. The decrease in net income was attributable to a $2.6 million increase in non-interest expense and a $2.5 million increase in the provision for credit losses, partially offset by a $2.7 million increase to net interest income. The increase in non-interest expense was primarily driven by a $2.3 million increase to salaries and employee benefits mainly due to merit increases, higher incentive compensation, and higher health insurance costs. The increase in the provision for credit losses is mainly due to growth in the loan and lease portfolio and a larger allowance for government guaranteed loans based on changes in loss rates. The increase in net interest income was primarily driven by lower interest expense on deposits and other borrowings.

Dividends declared and paid on common shares were $4.4 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively.

Our results of operations for the three months ended March 31, 2025 and 2024 yielded an annual return on average assets of 1.25% and 1.36%, and a return on average stockholders’ equity of 10.32% and 12.26%, respectively.

As of March 31, 2025, we had consolidated total assets of $9.6 billion, total gross loans and leases outstanding of $7.0 billion, total deposits of $7.6 billion, and total stockholders’ equity of $1.1 billion.

First Security Bancorp, Inc. Acquisition Section

On April 1, 2025, we completed our acquisition of First Security Bancorp, Inc. ("First Security") under the terms of a definitive merger agreement. As a result of the merger, First Security's wholly-owned bank subsidiary, First Security Trust and Savings Bank, was merged with and into Byline Bank. As of March 31, 2025, First Security reported approximately $313.4 million in total assets, $156.7 million in total loans, and $279.2 million in total deposits. Refer to Note 3—Acquisition of a Business for additional information.

Critical Accounting Policies and Significant Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes, which are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

These critical accounting policies and estimates include (i) determination of the allowance for credit losses, (ii) the valuation of intangible assets, such as goodwill, and assessment of impairment, (iii) fair value estimations, and (iv) the determination and assessment of impairment for other intangible assets.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 28, 2025.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2025, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2025, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2025	2024
Summary of Operations
Common Share Data
Basic earnings per common share	$0.65	$0.70
Diluted earnings per common share	$0.64	$0.70
Adjusted diluted earnings per share(1)(3)	$0.65	$0.70
Weighted-average common shares outstanding (basic)	43,788,353	43,258,087
Weighted-average common shares outstanding (diluted)	44,290,257	43,727,344
Common shares outstanding	44,675,553	44,108,387
Cash dividends per common share	$0.10	$0.09
Dividend payout ratio on common stock	15.63%	12.86%
Book value per common share	$25.32	$22.88
Tangible book value per common share(1)	$20.91	$18.29
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.07%	4.00%
Net interest margin, fully taxable equivalent (1)(4)	4.08%	4.01%
Average cost of deposits	2.30%	2.56%
Efficiency ratio(2)	53.66%	51.94%
Adjusted efficiency ratio(1)(2)(3)	53.04%	51.75%
Non-interest income to total revenues(1)	14.42%	15.32%
Non-interest expense to average assets	2.49%	2.40%
Adjusted non-interest expense to average assets(1)(3)	2.46%	2.39%
Return on average stockholders' equity	10.32%	12.26%
Adjusted return on average stockholders' equity(1)(3)	10.50%	12.31%
Return on average assets	1.25%	1.36%
Adjusted return on average assets(1)(3)	1.27%	1.36%
Pre-tax pre-provision return on average assets(1)	2.06%	2.10%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.09%	2.11%
Return on average tangible common stockholders' equity(1)	12.92%	15.88%
Adjusted return on average tangible common stockholders' equity(1)(3)	13.14%	15.95%
Non-interest-bearing deposits to total deposits	22.71%	25.19%
Loans and leases held for sale and loans and leases held for investment to total deposits	93.30%	92.54%
Deposits to total liabilities	89.35%	87.49%
Deposits per branch	$164,202	$153,129
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.76%	1.00%
Non-performing assets to total assets	0.62%	0.73%
ACL to total loans and leases held for investment, net before ACL	1.43%	1.51%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.39%	0.37%
Capital Ratios
Common equity to total assets	11.80%	10.72%
Tangible common equity to tangible assets(1)	9.95%	8.76%
Leverage ratio	11.98%	10.91%
Common equity tier 1 capital ratio	11.78%	10.59%
Tier 1 capital ratio	12.80%	11.62%
Total capital ratio	14.86%	13.66%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes impairment charges on ROU assets and merger-related expenses.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $28.2 million for the three months ended March 31, 2025 compared to net income of $30.4 million for the three months ended March 31, 2024, a decrease of $2.2 million. The decrease in net income was primarily attributable to an increase in non-interest expense of $2.6 million and an increase in the provision for credit losses of $2.5 million, partially offset by a $2.7 million increase in net interest income. Net income available to common stockholders was $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2025 compared to $0.70 per basic and per diluted common share, for the three months ended March 31, 2024.

The increase in non-interest expense was primarily due to increases in salaries and employee benefits mainly due to merit increases, higher incentive compensation, and higher health insurance costs. The increase in the provision for credit losses is mainly due to growth in the loan and lease portfolio and a larger allowance for collectively assessed government guaranteed loans based on changes in loss rates. The increase in net interest income was primarily driven by lower interest expense on deposits and other borrowings.

Our annualized return on average assets was 1.25% for the three months ended March 31, 2025 compared to 1.36% for the three months ended March 31, 2024. Our annualized return on average stockholders’ equity was 10.32% for the three months ended March 31, 2025 compared to 12.26% for the three months ended March 31, 2024. Our efficiency ratio was 53.66% for the three months ended March 31, 2025 compared to 51.94% for the three months ended March 31, 2024.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2025, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.7% of our total loan and lease portfolio compared to 1.8% at December 31, 2024.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$134,032	$1,012	3.06%	$339,449	$3,828	4.54%
Loans and leases(1)	6,935,790	121,230	7.09%	6,681,488	123,792	7.45%
Taxable securities	1,560,861	11,745	3.05%	1,422,661	9,822	2.78%
Tax-exempt securities(2)	154,936	1,091	2.86%	159,984	1,112	2.80%
Total interest-earning assets	$8,785,619	$135,078	6.24%	$8,603,582	$138,554	6.48%
Allowance for credit losses - loans and leases	(99,513)			(102,256)
All other assets	500,659			529,615
TOTAL ASSETS	$9,186,765			$9,030,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$765,919	$3,262	1.73%	$590,406	$2,429	1.65%
Money market accounts	2,606,907	19,618	3.05%	2,237,324	19,660	3.53%
Savings	484,708	126	0.11%	531,912	197	0.15%
Time deposits	1,822,305	19,043	4.24%	1,992,357	23,676	4.78%
Total interest-bearing deposits	5,679,839	42,049	3.00%	5,351,999	45,962	3.45%
Other borrowings	338,141	1,835	2.20%	472,644	3,824	3.25%
Subordinated notes and debentures	145,018	2,750	7.69%	144,387	2,994	8.34%
Total borrowings	483,159	4,585	3.85%	617,031	6,818	4.44%
Total interest-bearing liabilities	$6,162,998	$46,634	3.07%	$5,969,030	$52,780	3.56%
Non-interest-bearing demand deposits	1,730,340			1,874,322
Other liabilities	183,259			188,783
Total stockholders’ equity	1,110,168			998,806
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,186,765			$9,030,941
Net interest spread(3)			3.17%			2.92%
Net interest income, fully taxable equivalent		$88,444			$85,774
Net interest margin, fully taxable equivalent(2)(4)			4.08%			4.01%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		228	0.01%		233	0.01%
Net interest income		$88,216			$85,541
Net interest margin(4)			4.07%			4.00%

Net loan accretion impact on margin		$2,595	0.12%		$4,284	0.20%

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

	Three Months Ended March 31, 2025
	Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(1,577)	$(1,239)	$(2,816)
Loans and leases(1)	3,369	(5,931)	(2,562)
Taxable securities	976	947	1,923
Tax-exempt securities	(45)	24	(21)
Total interest income	$2,723	$(6,199)	$(3,476)
Interest expense
Deposits
Interest checking	$717	$116	$833
Money market accounts	2,606	(2,648)	(42)
Savings	(19)	(52)	(71)
Time deposits	(1,980)	(2,653)	(4,633)
Total interest-bearing deposits	1,324	(5,237)	(3,913)
Other borrowings	(767)	(1,222)	(1,989)
Subordinated notes and debentures	(13)	(231)	(244)
Total borrowings	(780)	(1,453)	(2,233)
Total interest expense	$544	$(6,690)	$(6,146)
Net interest income, fully taxable equivalent	$2,179	$491	$2,670
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended March 31, 2025 was $88.2 million compared to $85.5 million during the same period in 2024, an increase of $2.7 million, or 3.1%. Interest income decreased $3.5 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily as a result of lower yields on loans and leases. Interest expense decreased by $6.1 million for the three months ended March 31, 2025 compared to the same period in 2024 mainly due lower rates paid on interest-bearing deposits.

The net interest margin for the three months ended March 31, 2025 was 4.07%, an increase of seven basis points compared to 4.00% for the three months ended March 31, 2024. The increase was primarily attributable to lower rates paid on deposits.

Net loan accretion income was $2.6 million for the three months ended March 31, 2025 compared to $4.3 million for the three months ended March 31, 2024, a decrease of $1.7 million due to lower accretion on acquired loans. Total net loan accretion on acquired loans contributed 12 basis points to the net interest margin for the three months ended March 31, 2025 compared to 20 basis points for the three months ended March 31, 2024. Projected accretion income as of March 31, 2025 is summarized as follows:

Estimated Projected Accretion(1)(2)(3)
Remainder of 2025	$4,163
2026	4,344
2027	2,692
2028	1,524
2029	1,062
Thereafter	9,741
Total	$23,526

(1) Estimated projected accretion excludes contractual interest income on acquired loans and leases.

(2) Projections are undated quarterly, assume no prepayments, and are subject to change.

(3) Excludes the impact of the First Security acquisition.

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

The provision for credit losses was $9.2 million for the three months ended March 31, 2025, compared to $6.6 million for the three months ended March 31, 2024, an increase of $2.5 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $9.1 million for the three months ended March 31, 2025, compared to $6.9 million for the three months ended March 31, 2024, an increase of $2.2 million. The increase in provision for credit losses - loans and leases was driven by growth in the loan and lease portfolio and a larger allocation for collectively assessed government guaranteed loans based on changes in loss rates. The provision for credit losses - unfunded commitments was $103,000 for the three months ended March 31, 2025 and a recapture of $248,000 for the three months ended March 31, 2024.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended March 31,		QTD 2025 Compared to 2024
	2025	2024	$ Change	% Change
Fees and service charges on deposits	$2,703	$2,427	$276	11.4%
Loan servicing revenue	3,043	3,364	(321)	(9.5)%
Loan servicing asset revaluation	(1,051)	(703)	(348)	49.6%
ATM and interchange fees	1,034	1,075	(41)	(3.8)%
Change in fair value of equity securities, net	811	392	419	106.8%
Net gains on sales of loans	4,938	5,533	(595)	(10.8)%
Wealth management and trust income	1,082	1,157	(75)	(6.4)%
Other non-interest income	2,304	2,228	76	3.5%
Total non-interest income	$14,864	$15,473	$(609)	(3.9)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.7 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase is primarily due to growth in deposits and increased fees.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.0 million and $3.4 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2025 and 2024, respectively, a decrease of $321,0000 or 9.5%. The decrease in loan servicing revenue was primarily driven by a decrease in loans serviced compared to March 31, 2024 and one less day during the quarter. At March 31, 2025 and 2024, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.1 million and $703,000 for the three months ended March 31, 2025 and 2024, respectively, a change of $348,000. Changes in the revaluation were mainly due to higher prepayments.

Net gains on sales of loans were $4.9 million for the three months ended March 31, 2025 compared to $5.5 million for the three months ended March 31, 2024, a decrease of $595,000, or 10.8%, driven mainly by lower volume of sales and higher deferred costs. We sold $70.2 million of U.S. government guaranteed loans during the three months ended March 31, 2025 compared to $72.5 million during the three months ended March 31, 2024.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.1 million for the three months ended March 31, 2025 compared to $1.2 million for the three months ended March 31, 2024, a decrease of $75,000 or 6.4%. Assets under administration were $741.8 million and $654.1 million as of March 31, 2025 and 2024, respectively.

Non-Interest Expense

The following table presents the major components of non-interest expense for the periods presented (dollars in thousands):

	Three Months Ended March 31,		QTD 2025 Compared to 2024
	2025	2024	$ Change	% Change
Salaries and employee benefits	$36,252	$33,953	$2,299	6.8%
Occupancy and equipment expense, net	4,852	5,284	(432)	(8.2)%
Loan and lease related expenses	827	685	142	20.7%
Legal, audit and other professional fees	3,251	2,719	532	19.6%
Data processing	5,171	4,145	1,026	24.7%
Net gain recognized on other real estate owned and other related expenses	42	(98)	140	(143.2)%
Other intangible assets amortization expense	1,118	1,345	(227)	(16.9)%
Other non-interest expense	4,916	5,776	(860)	(14.9)%
Total non-interest expense	$56,429	$53,809	$2,620	4.9%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $36.3 million for the three months ended March 31, 2025 compared to $34.0 million for the three months ended March 31, 2024, an increase of $2.3 million, or 6.8%. The increases were primarily a result of merit increases, decreased deferred costs, increased incentives and higher health insurance costs. Our staffing decreased from 1,064 full-time equivalent employees as of March 31, 2024 to 1,032 as of March 31, 2025.

Occupancy and equipment expense, net, was $4.9 million for the three months ended March 31, 2025 compared to $5.3 million for the three months ended March 31, 2024, a decrease of $432,000 or 8.2%. The decrease is primarily due to lower real estate taxes, depreciation, and building maintenance expenses.

Loan and lease related expenses were $827,000 for the three months ended March 31, 2025 compared to $685,000 for the three months ended March 31, 2024, an increase of $142,000, or 20.7%. The increase was primarily driven by higher broker fees and higher appraisals and surveys, both due to growth in the loan and lease portfolio.

Legal, audit, and other professional fees were $3.3 million for the three months ended March 31, 2025 compared to $2.7 million for the three months ended March 31, 2024, an increase of $532,000 , or 19.6%. The increase was principally driven by merger-related legal expenses incurred in the first quarter of 2025 and increased audit and other professional fees.

Data processing was $5.2 million for the three months ended March 31, 2025, compared to $4.1 million for the three months ended March 31, 2024, an increase of $1.0 million or 24.7%. The increase was primarily driven by increased software licensing costs as a result of additional technology investment and merger-related data processing expenses incurred in the first quarter of 2025.

Other non-interest expense was $4.9 million for the three months ended March 31, 2025 compared to $5.8 million for the three months ended March 31, 2024, a decrease of $860,000, or 14.9%. The decrease was primarily due to branch consolidation charges taken in the first quarter of 2024.

Our efficiency ratio was 53.66% for the three months ended March 31, 2025 compared to 51.94% for the three months ended March 31, 2024. The change in our efficiency ratio for the three months ended March 31, 2025 was driven by increased non-interest expense. Our adjusted efficiency ratio was 53.04% for the three months ended March 31, 2025 compared to 51.75% for the three months ended March 31, 2024.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2025 totaled $9.2 million compared to $10.1 million for the three months ended March 31, 2024, a decrease of $898,000, or 8.9%. The decrease in income tax expense was principally due to a decrease in net income before provision for income taxes. Our effective tax rate was 24.6% for the three months ended March 31, 2025 and 25.0% for the three months ended March 31, 2024.

We expect our effective tax rate for 2025 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $88.2 million, or 0.9%, to $9.6 billion at March 31, 2025 compared to $9.5 billion at December 31, 2024. The increase in total assets was primarily due to an increase of $137.1 million in total loans and leases and loans held for sale, or 2.0%, from $6.9 billion at December 31, 2024 to $7.0 billion at March 31, 2025, and an increase in securities available-for-sale of $122.4 million, or 8.6% from $1.4 billion at December 31, 2024 to $1.5 billion as March 31, 2025. Our originated loan and lease portfolio increased by $161.4 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio decreased by $42.4 million. The increase in our originated portfolio was primarily attributed to growth in the commercial and industrial portfolio. The decrease in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to decreases in commercial and residential real estate resulting mainly from renewals and resolutions.

Total liabilities increased by $48.6 million, or 0.6%, to $8.5 billion at March 31, 2025 compared to $8.4 billion at December 31, 2024. Total deposits increased by $94.7 million, or 1.3%, driven by growth in money market accounts, offset by a decrease in time deposits. Other borrowings decreased by $40.5 million, or 6.5%, mainly due to lower FHLB advances and repayment of the term loan.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of March 31, 2025 or December 31, 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $122.4 million, or 8.6%, from $1.4 billion at December 31, 2024 to $1.5 billion at March 31, 2025. The increase was mainly attributed to purchases of securities, net of maturities, calls, and repayments.

During the quarter ended March 31, 2025, our last remaining held-to-maturity security, which was carried at amortized cost, matured.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,525	$34,588	$32,783	$32,570
U.S. Government agencies	151,533	138,735	151,912	136,487
Obligations of states, municipalities, and political subdivisions	83,637	78,899	84,188	79,306
Residential mortgage-backed securities
Agency	952,485	872,052	849,297	750,802
Non-agency	157,194	137,415	160,427	137,880
Commercial mortgage-backed securities
Agency	258,632	226,541	261,947	226,940
Corporate securities	40,109	38,267	40,623	38,462
Asset-backed securities	12,601	11,603	14,406	13,249
Total available-for-sale	$1,690,716	$1,538,100	$1,595,583	$1,415,696
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	$—	$605	$605
Total held-to-maturity	$—	$—	$605	$605

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2025, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 305 investment securities with unrealized losses at March 31, 2025. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2025
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$5,008	4.25%	$29,517	4.00%	$—	—	$—	—
U.S. government agencies	22,933	1.43%	51,048	1.86%	71,398	2.19%	6,154	3.61%
Obligations of states, municipalities, and political subdivisions	4,081	3.00%	21,909	3.45%	23,750	3.51%	33,897	2.53%
Residential mortgage- backed securities
Agency	—	—	36,891	1.59%	39,578	1.66%	876,016	3.16%
Non-agency	—	—	—	—	—	—	157,194	2.98%
Commercial mortgage- backed securities
Agency	—	—	2,675	2.57%	15,377	1.66%	240,580	3.24%
Corporate securities	—	—	26,094	5.31%	14,015	3.58%	—	—
Asset-backed securities	—	—	—	—	12,601	3.45%	—	—
Total available-for-sale	$32,022	2.07%	$168,134	2.93%	$176,719	2.40%	$1,313,841	3.14%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.4 million at March 31, 2025, a decrease of $105,000 from December 31, 2024.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2025 or December 31, 2024.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2025 and December 31, 2024, we held $26.3 million and $27.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2025 and December 31, 2024.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2025 and December 31, 2024 were $7.0 billion and $6.9 billion, respectively, an increase of $119.0 million, or 1.7%. Originated loans and leases were $6.4 billion at March 31, 2025, an increase of $161.4 million, or 2.6%, compared to $6.2 billion at December 31, 2024. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $620.7 million at March 31, 2025, a decrease of $42.4 million, or 6.4%, compared to $663.0 million at December 31, 2024. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected in originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven mainly by renewals of acquired loans and leases as well as resolutions.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of March 31, 2025, the loan portfolio included $431.7 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 19.9% retail trade, 13.6% accommodation and food services, and 9.3% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,106,856	30.0%	$2,071,952	30.0%
Residential real estate	528,387	7.5%	513,422	7.4%
Construction, land development, and other land	419,892	6.0%	429,596	6.2%
Commercial and industrial	2,629,358	37.4%	2,509,083	36.3%
Installment and other	2,015	0.0%	3,847	0.1%
Leasing financing receivables	718,666	10.2%	715,899	10.4%
Total originated loans and leases	$6,405,174	91.1%	$6,243,799	90.4%
Purchased credit deteriorated loans
Commercial real estate	$78,425	1.1%	$82,934	1.2%
Residential real estate	28,353	0.4%	30,515	0.4%
Construction, land development, and other land	—	0.0%	—	0.0%
Commercial and industrial	13,337	0.2%	14,081	0.2%
Installment and other	94	0.0%	105	0.0%
Total purchased credit deteriorated loans	$120,209	1.7%	$127,635	1.8%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$186,342	2.7%	$199,531	2.9%
Residential real estate	170,656	2.4%	182,165	2.6%
Construction, land development, and other land	61,204	0.9%	59,673	0.9%
Commercial and industrial	82,238	1.2%	93,969	1.4%
Installment and other	9	0.0%	14	0.0%
Leasing financing receivables	5	0.0%	36	0.0%
Total acquired non-credit-deteriorated loans and leases	$500,454	7.2%	$535,388	7.8%
Total loans and leases	$7,025,837	100.0%	$6,906,822	100.0%
Allowance for credit losses - loans and leases	(100,420)		(97,988)
Total loans and leases, net of allowance for credit losses - loans and leases	$6,925,417		$6,808,834

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 51.0% and 51.6% of the total loan and lease portfolio at March 31, 2025 and December 31, 2024, respectively.

Commercial Real Estate Loans. Commercial real estate loans, including owner occupied and non-owner occupied, comprised the largest portion of the real estate loan portfolio as of March 31, 2025 and totaled $2.4 billion, or 66.2% of real estate loans and 33.8% of the total loan and lease portfolio. At December 31, 2024, commercial real estate loans totaled $2.4 billion, or 66.0% of real estate loans and 34.1% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $82.9 million as of December 31, 2024 to $78.4 million as of March 31, 2025, as a result of the migration of renewed loans to originated, paydowns, and resolutions.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the date presented:

	March 31, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$632,256	9.0%	$458,256	6.5%	$1,090,512	15.5%
Retail/Restaurant	348,908	5.0%	116,889	1.7%	465,797	6.7%
Office	87,716	1.2%	157,752	2.2%	245,468	3.4%
Gas Stations	103,519	1.5%	10,377	0.1%	113,896	1.6%
Mixed Use	43,645	0.6%	40,205	0.6%	83,850	1.2%
Senior Housing/Healthcare	30,638	0.4%	22,542	0.3%	53,180	0.7%
Other(1)	142,901	2.0%	172,848	2.6%	315,749	4.6%
CRE, prior to deferred fees and costs	$1,389,583	19.7%	$978,869	14.0%	$2,368,452	33.7%
Net unamortized deferred fees and costs	3,917	0.1%	(746)	0.0%	3,171	0.1%
Total CRE	$1,393,500	19.8%	$978,123	14.0%	$2,371,623	33.8%

	March 31, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,063,665	15.1%	$550,575	7.8%	$1,614,240	22.9%
California	43,267	0.6%	92,421	1.3%	135,688	1.9%
Wisconsin	71,151	1.0%	60,388	0.9%	131,539	1.9%
New Jersey	7,693	0.1%	90,259	1.3%	97,952	1.4%
Florida	18,104	0.3%	41,336	0.6%	59,440	0.9%
Indiana	45,376	0.6%	13,116	0.2%	58,492	0.8%
Michigan	26,195	0.4%	14,712	0.2%	40,907	0.6%
Texas	22,406	0.3%	18,132	0.3%	40,538	0.6%
North Carolina	2,759	0.0%	23,901	0.4%	26,660	0.4%
Georgia	6,523	0.1%	19,435	0.3%	25,958	0.4%
All Others(2)	82,444	1.2%	54,594	0.7%	137,038	1.9%
CRE, prior to deferred fees and costs	$1,389,583	19.7%	$978,869	14.0%	$2,368,452	33.7%
Net unamortized deferred fees and costs	3,917	0.1%	(746)	0.0%	3,171	0.1%
Total CRE	$1,393,500	19.8%	$978,123	14.0%	$2,371,623	33.8%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the CRE loan portfolio remained stable at March 31, 2025 compared to December 31, 2024. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 25.6% of total loans and leases held for investment at March 31, 2025 compared to 26.8% at December 31, 2024. CRE office represents 10.4% of our total CRE portfolio as of March 31, 2025, compared to 10.5% as of December 31, 2024. Geographically, CRE loans in Illinois decreased to 22.9% of total loans and leases held for investment and represented 68.1% of total CRE loans at March 31, 2025, compared to 23.1% of total loans and leases held for investment and 67.8% of total CRE loans at December 31, 2024. CRE loans outside of Illinois comprised 10.7% of total loans and leases held for investment as of March 31, 2025, compared to 10.9% as of December 31, 2024.

Owner occupied CRE loans were $1.4 billion, or 19.8% of our loan and lease portfolio at March 31, 2025, compared to $1.4 billion, or 20.0% of our loan and lease portfolio at December 31, 2024, an increase of $14.7 million, or 1.1%. Non-owner occupied CRE loans were $978.1 million, or 13.9% of our loan and lease portfolio at March 31, 2025, compared to $975.6 million, or 14.1% of our loan and lease portfolio at December 31, 2024, an increase of $2.5 million, or 0.3%. Non-owner occupied CRE loans were 81.2% and 82.6% of Byline Bank total capital, at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank total capital were 275.1% and 278.2%, respectively. We have not experienced portfolio concentration shift during the three months ended March 31, 2025, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $727.4 million at March 31, 2025 compared to $726.1 million at December 31, 2024, an increase of $1.3 million, or 0.2%. The residential real estate loan portfolio comprised 20.3% of real estate loans as of March 31, 2025 and December 31, 2024, and 10.4% of total loans and leases at March 31, 2025 and December 31, 2024. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $212.7 million at December 31, 2024 to $199.0 million at March 31, 2025, a decrease of $13.7 million, or 6.4%. Multifamily real estate loans were $435.3 million and $429.9 million, or 36.1% and 36.4% of Byline Bank total capital at March 31, 2025 and December 31, 2024, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $481.1 million at March 31, 2025 compared to $489.3 million at December 31, 2024, a decrease of $8.2 million, or 1.7%. The construction, land development and other land loan portfolio comprised 13.5% and 13.7% of real estate loans at March 31, 2025 and December 31, 2024, respectively, and 6.9% and 7.1% of the total loan and lease portfolio at March 31, 2025 and December 31, 2024, respectively. The construction, land development and other land loan portfolio was 39.9% and 41.3% of Byline Bank total capital, at March 31, 2025 and December 31, 2024, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $2.7 billion at March 31, 2025 and $2.6 billion at December 31, 2024, an increase of $107.8 million, or 4.1%. The commercial and industrial loan portfolio comprised 38.8% and 37.9% of the total loan and lease portfolio at March 31, 2025 and December 31, 2024, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio, as of March 31, 2025, we had $704.4 million in sponsor finance loans outstanding, to 62 portfolio companies.

Lease financing receivables. Lease financing receivables comprised 10.2% and 10.4% of the loan and lease portfolio at March 31, 2025 and December 31, 2024, respectively. Total lease financing receivables were $718.7 million and $715.9 million at March 31, 2025 and December 31, 2024, respectively, an increase of $2.7 million, or 0.4%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2025 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$170,447	$294,814	$807,439	$380,956	$198,344	$100,626	$9,888	$144,342	$2,106,856
Residential real estate	14,665	22,363	188,959	154,533	15,758	74,304	48,961	8,844	528,387
Construction, land development, and other land	33,963	146,833	23,588	190,147	4,777	17,718	491	2,375	419,892
Commercial and industrial	39,279	512,997	423,244	1,182,004	165,861	267,278	29,544	9,151	2,629,358
Installment and other	552	397	901	—	165	—	—	—	2,015
Leasing financing receivables	25,352	—	660,771	—	32,543	—	—	—	718,666
Total originated loans and leases	$284,258	$977,404	$2,104,902	$1,907,640	$417,448	$459,926	$88,884	$164,712	$6,405,174
Purchased credit deteriorated loans
Commercial real estate	$17,783	$3,881	$25,701	$27,903	$1,802	$1,226	$—	$129	$78,425
Residential real estate	1,596	27	15,328	447	3,130	273	4,306	3,246	28,353
Construction, land development, and other land	—	—	—	—	—	—	—	—	—
Commercial and industrial	2,240	—	5,492	—	—	5,605	—	—	13,337
Installment and other	1	—	50	—	43	—	—	—	94
Total purchased credit deteriorated loans	$21,620	$3,908	$46,571	$28,350	$4,975	$7,104	$4,306	$3,375	$120,209
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$19,258	$12,200	$109,575	$8,418	$6,039	$19,296	$2,111	$9,445	$186,342
Residential real estate	4,110	9,084	45,972	3,257	6,915	8,345	3,370	89,603	170,656
Construction, land development, and other land	—	17,714	—	26,507	—	—	616	16,367	61,204
Commercial and industrial	5,400	741	32,501	1,872	40,052	1,672	—	—	82,238
Installment and other	6	—	3	—	—	—	—	—	9
Leasing financing receivables	5	—	—	—	—	—	—	—	5
Total acquired non-credit- deteriorated loans and leases	$28,779	$39,739	$188,051	$40,054	$53,006	$29,313	$6,097	$115,415	$500,454
Total loans and leases	$334,657	$1,021,051	$2,339,524	$1,976,044	$475,429	$496,343	$99,287	$283,502	$7,025,837

At March 31, 2025, 46.2% of the loan and lease portfolio bears interest at fixed rates and 53.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $100.4 million at March 31, 2025 compared to $98.0 million at December 31, 2024, an increase of $2.4 million, or 2.5%. The increase was primarily due to growth in the loan and lease portfolio and higher allowance on commercial and industrial loans. Total ACL to total loans and leases held for investment, net before ACL, was 1.43% and 1.42% of total loans and leases at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, approximately $40.3 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Provision/(recapture) for PCD loans	117	(25)	(3)	(20)	—	—	69
Provision/(recapture) for acquired non-credit-deteriorated loans	(53)	(30)	250	(2)	1	—	166
Provision/(recapture) for originated loans	1,322	(38)	235	6,698	(3)	627	8,841
Total provision/(recapture)	$1,386	$(93)	$482	$6,676	$(2)	$627	$9,076
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs for originated loans	(1,609)	—	—	(5,316)	(21)	(625)	(7,571)
Total charge-offs	$(1,662)	$—	$—	$(5,326)	$(23)	$(625)	$(7,636)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	197	9	—	688	—	98	992
Total recoveries	$197	$9	$—	$688	$—	$98	$992
Net (charge-offs) recoveries	(1,465)	9	—	(4,638)	(23)	(527)	(6,644)
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Ending ACL Balances
PCD loans	$3,494	$470	$—	$285	$1	$—	$4,250
Acquired non-credit-deteriorated loans	1,553	389	567	976	—	—	3,485
Originated loans	22,747	1,977	2,360	57,366	19	8,216	92,685
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Loans individually evaluated for impairment	$6,360	$61	$—	$15,580	$—	$—	$22,001
Loans collectively evaluated for impairment	21,434	2,775	2,927	43,047	20	8,216	78,419
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Loans and leases ending balance
Loans individually evaluated for impairment	$27,939	$1,339	$—	$40,714	$—	$—	$69,992
Loans collectively evaluated for impairment	2,343,684	726,057	481,096	2,684,219	2,118	718,671	6,955,845
Total loans and leases at March 31, 2025, gross	$2,371,623	$727,396	$481,096	$2,724,933	$2,118	$718,671	$7,025,837
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.08%	0.00%	0.00%	0.27%	0.00%	0.03%	0.38%
Total	0.08%	0.00%	0.00%	0.27%	0.00%	0.03%	0.39%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.40%	0.02%	0.00%	0.58%	0.00%	0.00%	1.00%
Loans collectively evaluated for impairment	33.36%	10.33%	6.85%	38.20%	0.03%	10.23%	99.00%
Total	33.76%	10.35%	6.85%	38.78%	0.03%	10.23%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for acquired impaired loans	629	(25)	(61)	(347)	—	—	196
Provision/(recapture) for acquired non-impaired loans and leases	(44)	3	17	(42)		(2)	(68)
Provision for originated loans	239	(126)	68	6,225	(3)	360	6,763
Total provision	$824	$(148)	$24	$5,836	$(3)	$358	$6,891
Charge-offs for acquired impaired loans	(74)	—	—	—	—	—	(74)
Charge-offs for acquired non-impaired loans and leases	—	—	—	(58)	—	—	(58)
Charge-offs for originated loans and leases	(2,983)	—	—	(3,561)	—	(373)	(6,917)
Total charge-offs	$(3,057)	$—	$—	$(3,619)	$—	$(373)	$(7,049)
Recoveries for acquired impaired loans	4	—	—	—	—	—	4
Recoveries for acquired non-impaired loans and leases	—	—	—	—	—	—	—
Recoveries for originated loans and leases	432	1	—	232	—	169	834
Total recoveries	$436	$1	$—	$232	$—	$169	$838
Net (charge-offs) recoveries	(2,621)	1	—	(3,387)	—	(204)	(6,211)
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Ending ACL Balances
PCD loans	7,392	877	150	1,722	1	—	10,142
Acquired non-credit-deteriorated loans	2,026	639	624	1,310	2	1	4,602
Originated loans	22,022	1,832	2,156	53,199	30	8,383	87,622
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Loans individually evaluated for impairment	$8,905	$—	$—	$12,772	$—	$—	$21,677
Loans collectively evaluated for impairment	22,535	3,348	2,930	43,459	33	8,384	80,689
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Loans and leases ending balance
Loans individually evaluated for impairment	$40,778	$4,658	$—	$39,889	$—	$—	$85,325
Loans collectively evaluated for impairment	2,227,551	728,353	528,967	2,512,836	3,139	692,043	6,692,889
Total loans and leases at March 31, 2024, gross	$2,268,329	$733,011	$528,967	$2,552,725	$3,139	$692,043	$6,778,214
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.16%	0.00%	0.00%	0.20%	0.00%	0.01%	0.37%
Total	0.16%	0.00%	0.00%	0.21%	0.00%	0.01%	0.37%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.70%	0.05%	0.00%	0.50%	0.00%	0.00%	1.25%
Loans collectively evaluated for impairment	32.77%	10.76%	7.80%	37.16%	0.05%	10.21%	98.75%
Total	33.47%	10.81%	7.80%	37.66%	0.05%	10.21%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2025 and December 31, 2024 totaled $59.9 million and $67.2 million, with the decrease driven mainly by decreases to non-accrual loans and leases mainly due to charge-offs and resolutions. The U.S. government guaranteed portion of non-performing loans totaled $9.4 million at March 31, 2025 and $9.9 million at December 31, 2024.

Total OREO increased from $5.2 million at December 31, 2024 to $6.2 million at March 31, 2025. The increase in OREO resulted from new properties transferred to OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO as of the dates presented (dollars in thousands):

	March 31,	December 31,
	2025	2024
Non-performing assets:
Non-accrual loans and leases(1)(2)	$53,619	$62,076
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	53,619	62,076
Other real estate owned	6,249	5,170
Total non-performing assets	$59,868	$67,246
Total non-performing loans and leases as a percentage of total loans and leases	0.76%	0.90%
Total non-accrual loans and leases as a percentage of total loans and leases	0.76%	0.90%
Total non-performing assets as a percentage of total assets	0.62%	0.71%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	187.28%	157.85%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	187.28%	157.85%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$9,424	$9,862
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$9,424	$9,862
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.63%	0.76%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.63%	0.76%
Total non-performing assets not guaranteed as a percentage of total assets	0.53%	0.60%

(1)
Includes $3.5 million and $2.8 million of non-accrual loan modifications at March 31, 2025 and December 31, 2024, respectively.
(2)
For the three months ended March 31, 2025 and 2024, $1.3 million and $1.6 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at March 31, 2025 were $7.6 billion, representing an increase of $94.7 million, or 1.3%, compared to $7.5 billion at December 31, 2024, driven by an increase in interest-bearing checking accounts and money market demand accounts. Non-interest-bearing deposits were $1.7 billion, or 22.7% of total deposits at March 31, 2025, a decrease of $40.5 million, or 2.3%, compared to $1.8 billion at December 31, 2024, or 23.5% of total deposits. Core deposits were 86.5% and 85.9% of total deposits at March 31, 2025 and December 31, 2024, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods presented (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	March 31, 2025		March 31, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,730,340	0.00%	$1,874,322	0.00%
Interest-bearing checking accounts	765,919	1.73%	590,406	1.65%
Money market demand accounts	2,606,907	3.05%	2,237,324	3.53%
Other Savings	484,708	0.11%	531,912	0.15%
Time deposits (below $100,000)	809,276	4.14%	982,090	4.84%
Time deposits ($100,000 and above)	1,013,029	4.32%	1,010,267	4.72%
Total	$7,410,179	2.30%	$7,226,321	2.56%

Our average cost of deposits was 2.30% during the three months ended March 31, 2025, compared to 2.56% for the three months ended March 31, 2024. This decrease was principally attributed to lower rates on time deposits as a result of the changing interest rate environment, an increase in interest bearing deposits and corresponding decrease in non-interest bearing deposits related to deposit flows. The ratio of our average non-interest bearing deposits to total average deposits was 23.4% during the three months ended March 31, 2025, compared to 25.9% during the three months ended March 31, 2024.

We had $256.1 million in brokered time deposits at March 31, 2025 and $364.8 million at December 31, 2024, which represented 3.4% and 4.9% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of March 31, 2025 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$623,803	$188,662	$812,465	$70,162
Over three months through six months	384,554	123,518	508,072	47,268
Over six months through 12 months	277,566	105,135	382,701	43,635
Over 12 months	40,495	11,281	51,776	3,781
Total	$1,326,418	$428,596	$1,755,014	$164,846

Total estimated uninsured deposits were $2.3 billion and $2.2 billion as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, liquidity coverage of uninsured deposits was approximately 102% and 105%, respectively.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At both March 31, 2025 and December 31, 2024, we had maximum available borrowing capacity from the FHLB of $2.7 billion, subject to the availability of collateral.

At March 31, 2025, the Company had $550.0 million of FHLB advances outstanding with a maturities ranging from April 2025 to June 2025.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank of Chicago that allows the bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the bank pledged securities to FRB Chicago as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, we repaid the BTFP advance in full.

The Company has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2025 and December 31, 2024. The Company pledges loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$299,889	$259,176
Maximum outstanding at any month-end period during the year	550,000	470,000
Balance outstanding at end of period	550,000	470,000
Weighted average interest rate during period(1)	2.04%	1.92%
Weighted average interest rate at end of period	4.47%	5.47%
Federal funds purchased:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$—	$153,846
Maximum outstanding at any month-end period during the year	—	200,000
Balance outstanding at end of period	—	200,000
Weighted average interest rate during period	N/A	4.92%
Weighted average interest rate at end of period	N/A	4.91%
Term Loan:
Average balance outstanding	$2,908	$16,685
Maximum outstanding at any month-end period during the year	—	16,667
Balance outstanding at end of period	—	16,667
Weighted average interest rate during period	6.97%	7.77%
Weighted average interest rate at end of period	N/A	7.62%
Revolving Line of Credit:
Average balance outstanding	$—	$5,316
Maximum outstanding at any month-end period during the year	—	7,500
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	8.33%
Weighted average interest rate at end of period	N/A	N/A
(1)
Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16 - Derivative Instruments and Hedge Activities of the notes to condensed consolidated financial statements contained in Item 1 of this report for further information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $3.9 million, from $32.1 million at December 31, 2024 to $28.2 million at March 31, 2025.

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

As of March 31, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $758.6 million from the FRB. As of March 31, 2025, Byline Bank had open FHLB advances of $550.0 million and open letters of credit of $11.4 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at March 31, 2025 was $1.1 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at March 31, 2025.

As of December 31, 2024, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $792.3 million from the FRB. As of December 31, 2024, Byline Bank had open advances of $575.0 million and open letters of credit of $11.5 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2024 was $1.1 billion. In addition, Byline Bank had an uncommitted federal funds line available of $127.5 million available at December 31, 2024.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 25, 2025. The revolving line of credit bears interest at either SOFR plus 205 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2025 and December 31, 2024, the line of credit had a no outstanding balance.

The variable term loan was paid off in January 2025 and at March 31, 2025 had no balance. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 20 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at March 31, 2025, increased $39.6 million, or 3.6% and was $1.1 billion compared to December 31, 2024. The increase was primarily driven by increases to retained earnings from net income and a decrease in the unrealized loss on our available-for-sale securities.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the "leverage ratio"), as defined under these capital requirements.

As of March 31, 2025, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized." There have been no conditions or events since March 31, 2025 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,269,585	14.86%	$683,487	8.00%	N/A	N/A
Bank	1,204,298	14.15%	681,060	8.00%	$851,325	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,093,801	12.80%	$512,615	6.00%	N/A	N/A
Bank	1,103,514	12.96%	510,795	6.00%	$681,060	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,006,801	11.78%	$384,461	4.50%	N/A	N/A
Bank	1,103,514	12.96%	383,096	4.50%	$553,361	6.50%
Tier 1 capital to average assets:
Company	$1,093,801	11.98%	$365,334	4.00%	N/A	N/A
Bank	1,103,514	12.10%	364,837	4.00%	$456,046	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,242,391	14.74%	$674,471	8.00%	N/A	N/A
Bank	1,181,699	14.07%	672,045	8.00%	$840,056	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,073,042	12.73%	$505,853	6.00%	N/A	N/A
Bank	1,087,350	12.94%	504,033	6.00%	$672,045	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$986,042	11.70%	$379,390	4.50%	N/A	N/A
Bank	1,087,350	12.94%	378,025	4.50%	$546,036	6.50%
Tier 1 capital to average assets:
Company	$1,073,042	11.74%	$365,470	4.00%	N/A	N/A
Bank	1,087,350	11.92%	364,899	4.00%	$456,124	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the next three years beginning January 1, 2022. Accordingly, capital ratios as of March 31, 2025 reflect 100% of the CECL impact and December 31, 2024 reflect 75% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2025.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2025 the Company received $15.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2024, the Company received $46.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024, and we did not purchase any shares of our common stock under the stock repurchase program during 2024.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.8% of the Company’s outstanding common stock at December 31, 2024. We purchased 26,000 shares under this program during the three months ended March 31, 2025 for a total cost of $687,000.

On April 22, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on May 20, 2025 to stockholders of record of our common stock as of May 6, 2025.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2046. Variable rate loan commitments have interest rates ranging from 4.00% to 17.75% and maturities up to 2053.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2025 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2025
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$22,798	$—
Other interest rate derivatives	924,507	14,999	(14,981)
Other credit derivatives	15,869	9	(17)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2025, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include impairment charges on right-of-use assets and merger-related expenses, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include impairment charges on right-of-use assets and merger-related expenses.
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
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on right-of-use assets and merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on right-of-use assets and merger-related expenses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Net income and earnings per share excluding significant items
Reported Net Income	$28,248	$30,440
Significant items:
Impairment charges on ROU asset	—	194
Merger-related expense	637	—
Tax benefit	(134)	(52)
Adjusted Net Income	$28,751	$30,582
Reported Diluted Earnings per Share	$0.64	$0.70
Significant items:
Impairment charges on ROU asset	—	—
Merger-related expense	0.01	—
Tax benefit	—	—
Adjusted Diluted Earnings per Share	$0.65	$0.70

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Adjusted non-interest expense:
Non-interest expense	$56,429	$53,809
Less: Impairment charges on ROU asset	—	194
Less: Merger-related expenses	637	—
Adjusted non-interest expense	$55,792	$53,615
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$55,792	$53,615
Less: Amortization of intangible assets	1,118	1,345
Adjusted non-interest expense excluding amortization of intangible assets	$54,674	$52,270
Pre-tax pre-provision net income:
Pre-tax income	$37,472	$40,562
Add: Provision for credit losses	9,179	6,643
Pre-tax pre-provision net income	$46,651	$47,205
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$46,651	$47,205
Impairment charges on ROU asset	—	194
Merger-related expenses	637	—
Adjusted pre-tax pre-provision net income	$47,288	$47,399
Taxable equivalent net interest income:
Net interest income	$88,216	$85,541
Add: Tax-equivalent adjustment	228	233
Net interest income, fully taxable equivalent	$88,444	$85,774
Total revenues:
Net interest income	$88,216	$85,541
Add: non-interest income	14,864	15,473
Total revenues	$103,080	$101,014
Tangible common stockholders' equity:
Total stockholders' equity	$1,131,078	$1,009,049
Less: Goodwill and other intangibles	196,980	202,133
Tangible common stockholders' equity	$934,098	$806,916
Tangible assets:
Total assets	$9,584,732	$9,410,503
Less: Goodwill and other intangibles	196,980	202,133
Tangible assets	$9,387,752	$9,208,370
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,110,168	$998,806
Less: Average goodwill and other intangibles	197,514	202,773
Average tangible common stockholders' equity	$912,654	$796,033
Average tangible assets:
Average total assets	$9,186,765	$9,030,941
Less: Average goodwill and other intangibles	197,514	202,773
Average tangible assets	$8,989,251	$8,828,168
Tangible net income available to common stockholders:
Net income available to common stockholders	$28,248	$30,440
Add: After-tax intangible asset amortization	826	986
Tangible net income available to common stockholders	$29,074	$31,426
Adjusted tangible net income available to common stockholders:
Tangible net income available to common stockholders	$29,074	$31,426
Impairment charges on ROU asset	—	194
Merger-related expenses	637	—
Tax benefit on significant items	(134)	(52)
Adjusted tangible net income available to common stockholders	$29,577	$31,568

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2025	2024
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$46,651	$47,205
Average total assets	9,186,765	9,030,941
Pre-tax pre-provision return on average assets	2.06%	2.10%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$47,288	$47,399
Average total assets	9,186,765	9,030,941
Adjusted pre-tax pre-provision return on average assets:	2.09%	2.11%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$88,444	$85,774
Total average interest-earning assets	8,785,619	8,603,582
Net interest margin, fully taxable equivalent	4.08%	4.01%
Non-interest income to total revenues:
Non-interest income	$14,864	$15,473
Total revenues	103,080	101,014
Non-interest income to total revenues	14.42%	15.32%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$55,792	$53,615
Average total assets	9,186,765	9,030,941
Adjusted non-interest expense to average assets	2.46%	2.39%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$54,674	$52,270
Total revenues	103,080	101,014
Adjusted efficiency ratio	53.04%	51.75%
Adjusted return on average assets:
Adjusted net income	$28,751	$30,582
Average total assets	9,186,765	9,030,941
Adjusted return on average assets	1.27%	1.36%
Adjusted return on average stockholders' equity:
Adjusted net income	$28,751	$30,582
Average stockholders' equity	1,110,168	998,806
Adjusted return on average stockholders' equity	10.50%	12.31%
Tangible common equity to tangible assets:
Tangible common equity	$934,098	$806,916
Tangible assets	9,387,752	9,208,370
Tangible common equity to tangible assets	9.95%	8.76%
Return on average tangible common stockholders' equity:
Tangible net income available to common stockholders	$29,074	$31,426
Average tangible common stockholders' equity	912,654	796,033
Return on average tangible common stockholders' equity	12.92%	15.88%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income available to common stockholders	$29,577	$31,568
Average tangible common stockholders' equity	912,654	796,033
Adjusted return on average tangible common stockholders' equity	13.14%	15.95%
Tangible book value per share:
Tangible common equity	$934,098	$806,916
Common shares outstanding	44,675,553	44,108,387
Tangible book value per share	$20.91	$18.29

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

Our management of interest rate risk is overseen by our Board of Directors and management asset liability committees based on a risk management infrastructure approved by our Board of Directors that outline reporting and measurement requirements. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit decay rate assumptions, liability repricing beta based on historical analysis and the targeted investment term of capital. The committees closely monitor our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of March 31, 2025, we had a notional amount of $1.6 billion of interest rate derivatives outstanding that includes customer derivatives and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2025 are presented below.

	Estimated Increase/Decrease in Net Interest Income(1)		Estimated Percentage Change in EVE
	Year ending March 31,		As of
Basis Point Change in Interest Rates	2026	2027	March 31, 2025
+300	8.4%	13.1%	(15.5)%
+200	6.3%	9.4%	(9.9)%
+100	3.5%	5.0%	(4.7)%
-100	(2.4)%	(4.3)%	4.3%
-200	(4.8)%	(8.8)%	7.7%
-300	(5.4)%	(11.6)%	8.9%

(1) Does not include the impact of the acquisition of First Security

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 2.3% and 4.4%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.8% and 5.7%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the "Risk Factors" section included in our Form 10-K for our fiscal year ended December 31, 2024 that was filed with the SEC on February 28, 2025.

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

The table below includes information regarding purchases of our common stock during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
January 1 - January 31, 2025	398	$28.68	—	1,250,000
February 1 - February 28, 2025	98,449	28.91	—	1,250,000
March 1 - March 31, 2025	26,000	26.41	26,000	1,224,000
Total	124,847	$28.39	26,000
(1)
Includes 98,847 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 2, 2025	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)