Form 10-Q
period 2025-06-30
BYLINE BANCORP, INC.
filed 2025-08-07
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 45,864,926 shares outstanding as of August 4, 2025

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$75,114	$58,759
Interest bearing deposits with other banks	143,236	504,379
Cash and cash equivalents	218,350	563,138
Equity and other securities, at fair value	10,759	9,865
Securities available-for-sale, at fair value (amortized cost at June 30, 2025—$1,716,301, December 31, 2024—$1,595,583)	1,575,240	1,415,696
Securities held-to-maturity, at amortized cost (fair value at December 31, 2024 —$605)	—	605
Restricted stock, at cost	18,649	27,452
Loans held for sale	25,814	3,200
Loans and leases:
Loans and leases	7,328,055	6,906,822
Allowance for credit losses - loans and leases	(107,727)	(97,988)
Net loans and leases	7,220,328	6,808,834
Servicing assets, at fair value	18,797	18,952
Premises and equipment, net	59,544	60,502
Other real estate owned	4,946	5,170
Goodwill and other intangible assets, net	203,508	198,098
Bank-owned life insurance	105,714	100,083
Deferred tax assets, net	57,104	56,458
Accrued interest receivable and other assets	201,465	228,476
Total assets	$9,720,218	$9,496,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,773,229	$1,756,098
Interest-bearing deposits	6,037,250	5,702,530
Total deposits	7,810,479	7,458,628
Other borrowings	414,110	618,773
Subordinated notes, net	74,127	74,040
Junior subordinated debentures issued to capital trusts, net	71,136	70,890
Accrued interest payable and other liabilities	157,950	182,701
Total liabilities	8,527,802	8,405,032
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	471	455
Additional paid-in capital	756,029	717,763
Retained earnings	583,170	533,901
Treasury stock, at cost	(57,015)	(46,935)
Accumulated other comprehensive loss, net of tax	(90,239)	(113,687)
Total stockholders’ equity	1,192,416	1,091,497
Total liabilities and stockholders’ equity	$9,720,218	$9,496,529

	June 30, 2025		December 31, 2024
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	47,877,920	—	46,252,693
Shares outstanding	—	45,866,649	—	44,459,584
Treasury shares	—	2,011,271	—	1,793,109

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$128,199	$126,523	$249,429	$250,315
Interest on securities	13,907	10,514	26,034	20,248
Other interest and dividend income	2,421	4,532	3,914	9,327
Total interest and dividend income	144,527	141,569	279,377	279,890
INTEREST EXPENSE
Deposits	44,380	47,603	86,429	93,565
Other borrowings	1,396	4,460	3,231	8,284
Subordinated notes and debentures	2,781	2,980	5,531	5,974
Total interest expense	48,557	55,043	95,191	107,823
Net interest income	95,970	86,526	184,186	172,067
PROVISION FOR CREDIT LOSSES	11,923	6,045	21,102	12,688
Net interest income after provision for credit losses	84,047	80,481	163,084	159,379
NON-INTEREST INCOME
Fees and service charges on deposits	2,633	2,548	5,336	4,975
Loan servicing revenue	3,071	3,216	6,114	6,580
Loan servicing asset revaluation	(2,150)	(2,468)	(3,201)	(3,171)
ATM and interchange fees	1,059	1,163	2,093	2,238
Net losses on sales of securities available-for-sale	(37)	—	(37)	—
Change in fair value of equity securities, net	83	(390)	894	2
Net gains on sales of loans	5,414	6,036	10,352	11,569
Wealth management and trust income	1,074	942	2,156	2,099
Other non-interest income	3,336	1,797	5,640	4,025
Total non-interest income	14,483	12,844	29,347	28,317
NON-INTEREST EXPENSE
Salaries and employee benefits	37,819	33,911	74,071	67,864
Occupancy and equipment expense, net	4,739	4,639	9,591	9,923
Loan and lease related expenses	938	741	1,765	1,426
Legal, audit and other professional fees	4,843	3,708	8,094	6,427
Data processing	4,986	4,036	10,157	8,181
Net gain recognized on other real estate owned and other related expenses	(44)	(62)	(2)	(160)
Other intangible assets amortization expense	1,499	1,345	2,617	2,690
Other non-interest expense	4,822	4,892	9,738	10,668
Total non-interest expense	59,602	53,210	116,031	107,019
INCOME BEFORE PROVISION FOR INCOME TAXES	38,928	40,115	76,400	80,677
PROVISION FOR INCOME TAXES	8,846	10,444	18,070	20,566
NET INCOME	$30,082	$29,671	$58,330	$60,111
EARNINGS PER COMMON SHARE
Basic	$0.66	$0.68	$1.31	$1.39
Diluted	$0.66	$0.68	$1.30	$1.37

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$30,082	$29,671	$58,330	$60,111
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	11,537	(3,169)	38,807	(12,128)
Reclassification adjustments for net losses included in net income	37	—	37	—
Tax effect	(3,026)	846	(10,154)	3,235
Net of tax	8,548	(2,323)	28,690	(8,893)
Cash flow hedges
Unrealized holding gains arising during the period	467	1,670	367	6,201
Reclassification adjustments for net gains included in net income	(3,721)	(4,719)	(7,465)	(9,555)
Tax effect	851	813	1,856	895
Net of tax	(2,403)	(2,236)	(5,242)	(2,459)
Total other comprehensive income (loss)	6,145	(4,559)	23,448	(11,352)
Comprehensive income	$36,227	$25,112	$81,778	$48,759

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2024	44,108,387	$452	$708,844	$455,532	$(48,869)	$(106,910)	$1,009,049
Net income	—	—	—	29,671	—	—	29,671
Other comprehensive loss, net of tax	—	—	—	—	—	(4,559)	(4,559)
Issuance of common stock upon exercise of stock options, net	19,800	—	222	—	—	—	222
Restricted stock activity, net	19,886	—	(115)	—	98	—	(17)
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	778	—	778
Cash dividends declared on common stock ($0.09 per share)	32,756	—	—	(3,971)	—	—	(3,971)
Share-based compensation expense	—	—	1,841	—	—	—	1,841
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	60,111	—	—	60,111
Other comprehensive loss, net of tax	—	—	—	—	—	(11,352)	(11,352)
Issuance of common stock upon exercise of stock options, net	87,986	—	(109)	—	(671)	—	(780)
Restricted stock activity, net	296,031	1	(3,274)	—	1,607	—	(1,666)
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	778	—	778
Cash dividends declared on common stock ($0.18 per share)	32,756	—	—	(7,915)	—	—	(7,915)
Share-based compensation expense	—	—	3,687	—	—	—	3,687
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2025	44,675,553	$455	$713,086	$557,704	$(43,783)	$(96,384)	$1,131,078
Net income	—	—	—	30,082	—	—	30,082
Other comprehensive income, net of tax	—	—	—	—	—	6,145	6,145
Issuance of common stock upon exercise of stock options, net	128,159	—	(172)	—	(1,324)	—	(1,496)
Restricted stock activity, net	(11,196)	—	(542)	—	354	—	(188)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,616)	—	—	(4,616)
Repurchases of common stock	(543,599)	—	—	—	(13,096)	—	(13,096)
Share-based compensation expense	—	—	2,370	—	—	—	2,370
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	58,330	—	—	58,330
Other comprehensive income, net of tax	—	—	—	—	—	23,448	23,448
Issuance of common stock upon exercise of stock options, net	129,346	—	(159)	—	(1,324)	—	(1,483)
Restricted stock activity, net	229,586	—	(7,239)	—	4,193	—	(3,046)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,061)	—	—	(9,061)
Repurchases of common stock	(569,599)	—	—	—	(13,783)	—	(13,783)
Share-based compensation expense	—	—	4,377	—	—	—	4,377
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,330	$60,111
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	21,102	12,688
Impairment loss on premises and equipment	—	1,069
Impairment loss on operating lease right-of-use asset	—	194
Depreciation and amortization of premises and equipment	2,270	2,582
Net accretion of securities	(2,564)	(943)
Net change in fair value of equity securities	(894)	(2)
Net losses on sales of securities available-for-sale	37	—
Net gains on sales of and disposal of premises and equipment	(843)	(460)
Net gains on sales of loans	(10,352)	(11,569)
Net gains on sales of leases	(119)	—
Originations of U.S. government guaranteed loans	(168,234)	(143,643)
Proceeds from U.S. government guaranteed loans sold	124,600	106,830
Accretion of premiums and discounts on acquired loans, net	(5,573)	(7,940)
Net change in servicing assets	155	227
Net gains on sales and valuation adjustments of other real estate owned	(28)	(55)
Net amortization of other acquisition accounting adjustments	2,679	3,252
Amortization of subordinated debt issuance cost	87	87
Accretion of junior subordinated debentures discount	246	223
Share-based compensation expense	4,377	3,687
Deferred tax (benefit) provision	(1,489)	5,298
Increase in cash surrender value of bank owned life insurance	(1,768)	(1,620)
Gain on death benefit on bank owned life insurance	(587)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	8,273	3,025
Accrued interest payable and other liabilities	13,621	69,441
Net cash provided by operating activities	43,326	102,482
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(151,270)	(209,158)
Proceeds from maturities and calls of securities available-for-sale	26,558	77,764
Proceeds from paydowns of securities available-for-sale	80,824	75,740
Proceeds from sales of securities available-for-sale	14,221	—
Proceeds from maturities and calls of securities held-to-maturity	605	550
Redemptions (purchases) of Federal Home Loan Bank stock, net	8,803	(15,471)
Proceeds from leases sold	12,184	—
Net change in loans and leases	(289,717)	(214,688)
Purchases of premises and equipment	(3,100)	(1,243)
Proceeds from sales of premises and equipment	—	365
Proceeds from sales of assets held for sale	2,146	1,459
Proceeds from sales of other real estate owned	1,016	480
Proceeds from bank owned life insurance death benefit	1,736	—
Net cash received in acquisition of business	61,834	—
Net cash used in investing activities	(234,160)	(284,202)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$72,597	$169,620
Repayments of line of credit	—	(11,250)
Repayments of term loan	(11,667)	(3,333)
Proceeds from short-term borrowings	4,300,000	1,700,000
Repayments of short-term borrowings	(4,495,000)	(1,355,000)
Proceeds from BTFP advances	—	200,000
Net increase (decrease) in securities sold under agreements to repurchase	2,004	(6,869)
Dividends paid on common stock	(9,148)	(8,005)
Proceeds from issuance of common stock	1,043	878
Repurchases of common stock	(13,783)	—
Net cash provided by financing activities	(153,954)	686,041
NET CHANGE IN CASH AND CASH EQUIVALENTS	(344,788)	504,321
CASH AND CASH EQUIVALENTS, beginning of period	563,138	226,136
CASH AND CASH EQUIVALENTS, end of period	$218,350	$730,457
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$104,445	$102,417
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$596	$5
Right-of-use assets exchanged for operating lease liabilities	$2,143	$1,115
Common share withholding	$4,863	$2,668
Due from counterparties	$16,275	$29,079
Total assets acquired from acquisition	$321,991	$—
Value ascribed to goodwill	$147	$—
Total liabilities assumed from acquisition	$280,634	$—
Common stock issued due to acquisition of business	$41,303	$—
Common dividend declared, not paid	$(87)	$(90)

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2025 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements as of December 31, 2024 and 2023.

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

On August 7, 2025, the Company issued $75.0 million in 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. Refer to Note 13—Subordinated Notes and Junior Subordinated Debentures for additional discussion.

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

Issued Accounting Pronouncements Pending Adoption

Income Statement (Topic 220) – In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to address requests from investors for more detailed information about certain expense types. The standard requires that public business entities disclose disaggregated information about specific relevant natural expense categories underlying certain income statement expense line items. The ASU requires entities to disaggregate relevant expense caption presented on the face of the income statement within continuing operations into expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities are required to adopt prospectively. In January 2025, the FASB issued ASU 2025-01 to amend the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

after December 15, 2027. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

Note 3—Acquisition of a Business

On April 1, 2025 we acquired all of the outstanding common stock of First Security Bancorp, Inc., a Delaware corporation ("First Security"), and its wholly owned subsidiary, First Security Trust and Savings Bank pursuant to an Agreement and Plan of Merger, dated September 30, 2024 (the "First Security acquisition"). As a result of the acquisition, effective April 1, 2025, First Security Trust and Savings Bank was merged with and into Byline Bank.

At the effective time of the merger, each share of First Security's common stock was converted into the right to receive 2.3539 shares of Byline common stock. The value of the total merger consideration at closing was approximately $41.5 million.

The transaction resulted in goodwill of $147,000, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects related synergies expected from the combined operations.

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $597,000, core system conversion expenses of $251,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $788,000, core system conversion expenses of $696,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025.

There were no merger-related expenses in the three and six months ended June 30, 2024.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. All of the fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents a summary of the preliminary estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$62,035
Securities available-for-sale	88,574
Loans	149,698
Other real estate owned	168
Other intangible assets	7,880
Bank-owned life insurance	5,012
Deferred tax assets, net	7,457
Other assets	1,167
Total assets acquired	321,991
Liabilities
Deposits	279,192
Accrued expenses and other liabilities	1,442
Total liabilities assumed	280,634
Net assets acquired	$41,357
Consideration paid
Common stock (1,586,542 shares issued at $26.16 per share)	41,303
Cash paid	201
Total consideration paid	41,504
Goodwill	$147

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit-deteriorated loans from the acquisition, and their respective expected contractual cash flows as of the acquisition date:

Fair value	$127,889
Gross contractual amounts receivable	148,674
Estimate of contractual cash flows not expected to be collected(1)	1,184
Estimate of contractual cash flows expected to be collected	147,490

(1) Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2024 and for the six months ended June 30, 2025, as if the acquisition had occurred on January 1, 2024. The pro forma results combine the historical results of First Security into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
(dollars in thousands, other than per share, unaudited)	2024	2025	2024
Total revenues (net interest income and non-interest income)	$102,874	$216,756	$207,279
Net income	31,044	62,531	59,171
Earnings per share—basic	$0.69	$1.38	$1.32
Earnings per share—diluted	0.68	1.37	1.31

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through June 30, 2025. Revenues and earnings of the acquired

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,567	$221	$(70)	$—	$34,718
U.S. Government agencies	165,906	152	(11,409)	—	154,649
Obligations of states, municipalities, and political subdivisions	98,104	409	(4,521)	(2)	93,990
Residential mortgage-backed securities
Agency	937,780	5,729	(78,770)	(6)	864,733
Non-agency	152,471	13	(19,087)	(4)	133,393
Commercial mortgage-backed securities
Agency	272,955	689	(31,594)	(6)	242,044
Corporate securities	38,596	3	(1,920)	—	36,679
Asset-backed securities	15,922	21	(909)	—	15,034
Total	$1,716,301	$7,237	$(148,280)	$(18)	$1,575,240

(1) Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangements. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,783	$—	$(213)	$—	$32,570
U.S. Government agencies	151,912	1	(15,426)	—	136,487
Obligations of states, municipalities, and political subdivisions	84,188	177	(5,059)	—	79,306
Residential mortgage-backed securities				—
Agency	849,297	1,415	(99,910)	—	750,802
Non-agency	160,427	6	(22,553)	—	137,880
Commercial mortgage-backed securities				—
Agency	261,947	160	(35,167)	—	226,940
Corporate securities	40,623	—	(2,161)	—	38,462
Asset-backed securities	14,406	13	(1,170)	—	13,249
Total	$1,595,583	$1,772	$(181,659)	$—	$1,415,696

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$—	$—	$605
Total	$605	$—	$—	$605

There were no securities classified as held-to-maturity as of June 30, 2025. The Company did not classify securities as trading during the three and six months ended June 30, 2025 or during 2024.

The Company hedges the fair value of certain fixed-rate investment securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	2	$5,003	$(2)	$4,911	$(68)	$9,914	$(70)
U.S. Government agencies	23	5,510	(16)	121,278	(11,393)	126,788	(11,409)
Obligations of states, municipalities and political subdivisions	59	11,495	(156)	46,916	(4,365)	58,411	(4,521)
Residential mortgage-backed securities
Agency	115	76,358	(1,017)	459,734	(77,753)	536,092	(78,770)
Non-agency	22	43,194	(760)	89,624	(18,327)	132,818	(19,087)
Commercial mortgage-backed securities
Agency	57	37,904	(1,456)	138,950	(30,138)	176,854	(31,594)
Corporate securities	18	—	—	34,683	(1,920)	34,683	(1,920)
Asset-backed securities	2	1,100	(7)	6,056	(902)	7,156	(909)
Total	298	$180,564	$(3,414)	$902,152	$(144,866)	$1,082,716	$(148,280)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$9,808	$(15)	$22,762	$(198)	$32,570	$(213)
U.S. Government agencies	22	13,629	(33)	120,222	(15,393)	133,851	(15,426)
Obligations of states, municipalities and political subdivisions	79	20,271	(418)	49,154	(4,641)	69,425	(5,059)
Residential mortgage-backed securities
Agency	129	183,980	(3,879)	472,665	(96,031)	656,645	(99,910)
Non-agency	22	37,882	(1,361)	91,303	(21,192)	129,185	(22,553)
Commercial mortgage-backed securities
Agency	53	63,959	(1,887)	139,283	(33,280)	203,242	(35,167)
Corporate securities	21	2,470	(21)	35,992	(2,140)	38,462	(2,161)
Asset-backed securities	1	—	—	5,829	(1,170)	5,829	(1,170)
Total	334	$331,999	$(7,614)	$937,210	$(174,045)	$1,269,209	$(181,659)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 298 securities available-for-sale with unrealized losses at June 30, 2025. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2024. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Accrued interest receivable on securities totaled $5.4 million at June 30, 2025 and $4.9 million at December 31, 2024, respectively, and are included in accrued interest receivable and other assets line item in the Condensed Consolidated Statement of Financial Condition. The amounts are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities available-for-sale, and the associated gains and losses were as follows for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Proceeds	$14,221	$—	$14,221	$—
Gross gains	90	—	90	—
Gross losses	127	—	127	—

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	June 30, 2025	December 31, 2024
Public fund deposits	$506,062	$471,249
Customer repurchase agreements	53,220	42,022
Letters of credit	33,098	26,703
Federal Reserve Bank	—	—
Total pledged securities	$592,380	$539,974

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2025, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$34,723	$34,598
Due from one to five years	165,407	159,874
Due from five to ten years	110,965	102,721
Due after ten years	42,000	37,877
Mortgage-backed securities	1,363,206	1,240,170
Total	$1,716,301	$1,575,240

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	June 30,	December 31,
	2025	2024
Commercial real estate	$2,490,599	$2,351,227
Residential real estate	733,188	725,425
Construction, land development, and other land	481,768	490,445
Commercial and industrial	2,863,475	2,612,767
Installment and other	20,704	3,901
Lease financing receivables	725,574	709,757
Total loans and leases	7,315,308	6,893,522
Net unamortized deferred fees and costs	6,711	7,122
Initial direct costs	6,036	6,178
Allowance for credit losses - loans and leases	(107,727)	(97,988)
Net loans and leases	$7,220,328	$6,808,834

	June 30,	December 31,
	2025	2024
Lease financing receivables
Net minimum lease payments	$678,815	$675,754
Unguaranteed residual values	135,352	120,839
Unearned income	(88,593)	(86,836)
Total lease financing receivables	725,574	709,757
Initial direct costs	6,036	6,178
Lease financial receivables before allowance for credits losses - loans and leases	$731,610	$715,935

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. Fair value adjustments for acquired loans are included in total loans and leases. At June 30, 2025 and December 31, 2024, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $105.5 million and $97.6 million, respectively. At June 30, 2025 and December 31, 2024, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.6 million for both periods, which is included in total loans and leases. At June 30, 2025 and December 31, 2024, commercial and industrial loans included overdraft deposits of $1.1 million and $1.0 million, respectively, which were reclassified as loans. At June 30, 2025 and December 31, 2024, loans and leases and loans held for sale pledged as security for borrowings were $1.9 billion and $2.0 billion, respectively. Accrued interest on loans and leases was $35.5 million and $35.2 million at June 30, 2025 and December 31, 2024, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of June 30, 2025 are summarized as follows:

Minimum Lease Payments
Remainder of 2025	$127,679
2026	230,171
2027	164,966
2028	99,497
2029	45,006
Thereafter	11,496
Total	$678,815

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

June 30, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,184,187	$84,747	$224,442	$2,493,376
Residential real estate	534,062	27,076	172,570	733,708
Construction, land development, and other land	416,118	2,487	61,897	480,502
Commercial and industrial	2,737,054	17,428	113,609	2,868,091
Installment and other	2,984	86	17,698	20,768
Lease financing receivables	731,610	—	—	731,610
Total loans and leases	$6,606,015	$131,824	$590,216	$7,328,055

December 31, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,071,952	$82,934	$199,531	$2,354,417
Residential real estate	513,422	30,515	182,165	726,102
Construction, land development, and other land	429,596	—	59,673	489,269
Commercial and industrial	2,509,083	14,081	93,969	2,617,133
Installment and other	3,847	105	14	3,966
Lease financing receivables	715,899	—	36	715,935
Total loans and leases	$6,243,799	$127,635	$535,388	$6,906,822

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $4.4 million and $4.2 million as of the dates presented:

	June 30, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$128,869	$84,747	$123,780	$82,934
Residential real estate	71,414	27,076	75,023	30,515
Construction, land development, and other land	2,643	2,487	6,656	—
Commercial and industrial	20,032	17,428	16,671	14,081
Installment and other	750	86	769	105
Total purchased credit deteriorated loans	$223,708	$131,824	$222,899	$127,635

The following table is a reconciliation of acquired First Security PCD loans between their purchase price and their par value at the time of the acquisition. Refer to Note 3—Acquisition of a Business for further information.

Fair value of loans at acquisition	$21,809
Allowance for credit losses - loans and leases, at acquisition	3,206
Non-credit discount/premium at acquisition	1,370
Par value of acquired PCD loans at acquisition	$26,385

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $4.0 million and $3.4 million at June 30, 2025 and December 31, 2024, respectively, were as follows for the dates presented:

	June 30, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$230,363	$224,442	$205,558	$199,531
Residential real estate	184,098	172,570	194,768	182,165
Construction, land development, and other land	62,232	61,897	60,051	59,673
Commercial and industrial	117,784	113,609	98,156	93,969
Installment and other	17,786	17,698	21	14
Lease financing receivables	—	—	36	36
Total acquired non-credit-deteriorated loans and leases	$612,263	$590,216	$558,590	$535,388

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the six months ended June 30, 2025, there were $22.0 million of revolving loans that were converted to term loans. During the year ended December 31, 2024, $67.3 million of revolving loans that were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the six months ended June 30, 2025 and year ended December 31, 2024:

	Term loans amortized cost by origination year						Revolving	Total
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$174,843	$298,198	$209,549	$412,717	$440,087	$620,040	$19,503	$2,174,937
Watch	1,789	10,651	44,505	32,685	34,719	102,406	405	227,160
Special Mention	—	1,132	2,938	2,004	8,859	19,880	—	34,813
Substandard	—	5,464	7,173	6,108	7,142	30,579	—	56,466
Total	$176,632	$315,445	$264,165	$453,514	$490,807	$772,905	$19,908	$2,493,376
Gross charge-offs, six months ended June 30, 2025	$—	$—	$210	$245	$21	$6,464	$—	$6,940
Residential Real Estate
Pass	$41,635	$38,261	$72,245	$114,461	$89,282	$264,949	$66,050	$686,883
Watch	—	4,185	587	2,086	9,655	25,601	1,626	43,740
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	544	26	—	2,515	—	3,085
Total	$41,635	$42,446	$73,376	$116,573	$98,937	$293,065	$67,676	$733,708
Gross charge-offs, six months ended June 30, 2025	$—	$—	$—	$—	$—	$70	$—	$70
Construction, Land Development, & Land
Pass	$3,455	$84,439	$150,719	$79,720	$64,206	$23,403	$—	$405,942
Watch	—	—	—	29,709	14,241	3,035	—	46,985
Special Mention	—	—	—	12,620	10,448	51	—	23,119
Substandard	—	—	—	4,456	—	—	—	4,456
Total	$3,455	$84,439	$150,719	$126,505	$88,895	$26,489	$—	$480,502
Gross charge-offs, six months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$242,173	$370,852	$375,950	$397,131	$204,775	$250,048	$625,708	$2,466,637
Watch	1,035	17,088	50,568	23,973	26,968	24,428	54,058	198,118
Special Mention	1,533	44	40,198	9,192	38,670	10,204	39,653	139,494
Substandard	—	1,681	5,417	26,836	6,087	16,620	7,201	63,842
Total	$244,741	$389,665	$472,133	$457,132	$276,500	$301,300	$726,620	$2,868,091
Gross charge-offs, six months ended June 30, 2025	$—	$1,491	$1,438	$2,411	$540	$1,350	$469	$7,699
Installment and Other
Pass	$1,190	$225	$156	$52	$21	$7,749	$11,370	$20,763
Watch	—	—	—	—	—	2	3	5
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,190	$225	$156	$52	$21	$7,751	$11,373	$20,768
Gross charge-offs, six months ended June 30, 2025	$—	$—	$—	$—	$20	$3	$—	$23
Lease Financing Receivables
Pass	$157,339	$233,511	$198,057	$100,032	$33,391	$5,271	$—	$727,601
Watch	—	252	506	28	—	1	—	787
Special Mention	—	—	—	—	—	50	—	50
Substandard	—	286	1,002	1,249	618	17	—	3,172
Total	$157,339	$234,049	$199,565	$101,309	$34,009	$5,339	$—	$731,610
Gross charge-offs, six months ended June 30, 2025	$—	$188	$390	$375	$267	$44	$—	$1,264
Total Loans and Leases
Risk Rating
Pass	$620,635	$1,025,486	$1,006,676	$1,104,113	$831,762	$1,171,460	$722,631	$6,482,763
Watch	2,824	32,176	96,166	88,481	85,583	155,473	56,092	516,795
Special Mention	1,533	1,176	43,136	23,816	57,977	30,185	39,653	197,476
Substandard	—	7,431	14,136	38,675	13,847	49,731	7,201	131,021
Total	$624,992	$1,066,269	$1,160,114	$1,255,085	$989,169	$1,406,849	$825,577	$7,328,055
Gross charge-offs, six months ended June 30, 2025	$—	$1,679	$2,038	$3,031	$848	$7,931	$469	$15,996

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$317,250	$216,761	$412,057	$456,671	$216,103	$427,163	$13,741	$2,059,746
Watch	5,865	36,337	18,184	37,623	32,658	73,394	—	204,061
Special Mention	125	6,546	3,841	6,040	2,531	24,580	—	43,663
Substandard	—	827	4,247	9,376	2,829	29,668	—	46,947
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417
Gross charge-offs, year ended December 31, 2024	$—	$1,425	$598	$282	$717	$2,660	$—	$5,682
Residential Real Estate
Pass	$42,468	$70,603	$123,124	$116,874	$47,982	$219,558	$59,323	$679,932
Watch	—	592	15,890	—	14,005	9,395	1,448	41,330
Special Mention	—	—	—	—	1,351	—	—	1,351
Substandard	—	575	27	95	186	1,593	1,013	3,489
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$61,645	$143,414	$104,421	$87,816	$22,188	$2,800	$345	$422,629
Watch	—	2,279	33,871	13,418	—	3,067	—	52,635
Special Mention	—	2,566	1,070	10,369	—	—	—	14,005
Substandard	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$399,247	$403,346	$463,495	$235,788	$83,485	$167,959	$512,779	$2,266,099
Watch	1,326	60,040	35,588	31,619	1,991	19,758	63,114	213,436
Special Mention	—	1,298	8,100	21,605	2,951	11,797	30,515	76,266
Substandard	920	5,838	26,235	6,682	2,564	12,690	6,403	61,332
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133
Gross charge-offs, year ended December 31, 2024	$184	$4,695	$5,917	$2,664	$1,754	$12,919	$—	$28,133
Installment and Other
Pass	$723	$298	$76	$33	$1	$368	$2,438	$3,937
Watch	—	—	—	—	—	—	4	4
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	2	25
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1
Lease Financing Receivables
Pass	$281,246	$237,739	$130,877	$50,196	$11,905	$218	$—	$712,181
Watch	280	658	41	—	6	—	—	985
Special Mention	—	—	—	—	116	—	—	116
Substandard	66	598	1,211	765	13	—	—	2,653
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935
Gross charge-offs, year ended December 31, 2024	$—	$863	$799	$649	$190	$34	$—	$2,535
Total Loans and Leases
Pass	$1,102,579	$1,072,161	$1,234,050	$947,378	$381,664	$818,066	$588,626	$6,144,524
Watch	7,471	99,906	103,574	82,660	48,660	105,614	64,566	512,451
Special Mention	125	10,410	13,011	38,014	6,949	36,377	30,515	135,401
Substandard	986	7,838	31,720	16,941	5,592	43,951	7,418	114,446
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822
Gross charge-offs, year ended December 31, 2024	$184	$6,983	$7,314	$3,595	$2,661	$15,614	$—	$36,351

At June 30, 2025 and at December 31, 2024, there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$176,632	$314,075	$255,770	$447,853	$489,043	$748,964	$19,908	$2,452,245
30-59 Days Past Due	—	—	—	—	—	8,233	—	8,233
60-89 Days Past Due	—	1,370	1,222	291	95	2,012	—	4,990
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	7,173	5,370	1,669	13,696	—	27,908
Total Past Due	—	1,370	8,395	5,661	1,764	23,941	—	41,131
Total	$176,632	$315,445	$264,165	$453,514	$490,807	$772,905	$19,908	$2,493,376
Residential Real Estate
Current	$41,635	$42,446	$73,376	$116,446	$98,937	$290,457	$67,251	$730,548
30-59 Days Past Due	—	—	—	101	—	55	425	581
60-89 Days Past Due	—	—	—	—	—	38	—	38
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	26	—	2,515	—	2,541
Total Past Due	—	—	—	127	—	2,608	425	3,160
Total	$41,635	$42,446	$73,376	$116,573	$98,937	$293,065	$67,676	$733,708
Construction, Land Development, & Land
Current	$3,455	$84,439	$150,719	$125,101	$88,895	$26,489	$—	$479,098
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	1,404	—	—	—	1,404
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	1,404	—	—	—	1,404
Total	$3,455	$84,439	$150,719	$126,505	$88,895	$26,489	$—	$480,502
Commercial & Industrial
Current	$244,741	$385,189	$462,060	$443,148	$271,310	$280,619	$724,298	$2,811,365
30-59 Days Past Due	—	379	102	47	—	3,359	359	4,246
60-89 Days Past Due	—	3,645	5,766	2,476	348	6,036	278	18,549
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	452	4,205	11,461	4,842	11,286	1,685	33,931
Total Past Due	—	4,476	10,073	13,984	5,190	20,681	2,322	56,726
Total	$244,741	$389,665	$472,133	$457,132	$276,500	$301,300	$726,620	$2,868,091
Installment and Other
Current	$1,190	$225	$156	$52	$21	$7,751	$11,373	$20,768
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$1,190	$225	$156	$52	$21	$7,751	$11,373	$20,768
Lease Financing Receivables
Current	$156,279	$231,462	$195,962	$98,896	$32,538	$5,230	$—	$720,367
30-59 Days Past Due	992	1,185	1,018	139	279	45	—	3,658
60-89 Days Past Due	68	1,116	1,583	1,025	574	47	—	4,413
Greater than 90 Accruing	—		—	—	—	—	—	—
Non-accrual		286	1,002	1,249	618	17	—	3,172
Total Past Due	1,060	2,587	3,603	2,413	1,471	109	—	11,243
Total	$157,339	$234,049	$199,565	$101,309	$34,009	$5,339	$—	$731,610
Total Loans and Leases
Current	$623,932	$1,057,836	$1,138,043	$1,231,496	$980,744	$1,359,510	$822,830	$7,214,391
30-59 Days Past Due	992	1,564	1,120	287	279	11,692	784	16,718
60-89 Days Past Due	68	6,131	8,571	5,196	1,017	8,133	278	29,394
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	738	12,380	18,106	7,129	27,514	1,685	67,552
Total Past Due	1,060	8,433	22,071	23,589	8,425	47,339	2,747	113,664
Total	$624,992	$1,066,269	$1,160,114	$1,255,085	$989,169	$1,406,849	$825,577	$7,328,055

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$323,240	$259,084	$435,352	$504,816	$251,522	$528,332	$13,741	$2,316,087
30-59 Days Past Due	—	560	—	421	278	4,044	—	5,303
60-89 Days Past Due	—	—	—	90	316	5,607	—	6,013
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	827	2,977	4,383	2,005	16,822	—	27,014
Total Past Due	—	1,387	2,977	4,894	2,599	26,473	—	38,330
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417

Residential Real Estate
Current	$42,468	$71,770	$138,794	$116,874	$63,524	$227,682	$60,331	$721,443
30-59 Days Past Due	—	—	220	—	—	1,185	440	1,845
60-89 Days Past Due	—	—	—	—	—	218	—	218
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	27	95	—	1,461	1,013	2,596
Total Past Due	—	—	247	95	—	2,864	1,453	4,659
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102

Construction, Land Development, & Land
Current	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269

Commercial & Industrial
Current	$400,574	$463,578	$519,192	$290,304	$89,163	$203,606	$609,806	$2,576,223
30-59 Days Past Due	142	1,547	2,102	8	294	2,846	150	7,089
60-89 Days Past Due	—	317	1,715	25	705	871	400	4,033
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	777	5,080	10,409	5,357	829	4,881	2,455	29,788
Total Past Due	919	6,944	14,226	5,390	1,828	8,598	3,005	40,910
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133

Installment and Other
Current	$723	$294	$76	$33	$1	$368	$2,442	$3,937
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	4	—	—	—	—	—	4
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	2	25
Total Past Due	—	4	—	23	—	—	2	29
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966

Lease Financing Receivables
Current	$277,222	$234,755	$129,539	$49,009	$11,915	$217	$—	$702,657
30-59 Days Past Due	2,890	1,803	795	470	53	—	—	6,011
60-89 Days Past Due	1,414	1,839	584	717	59	1	—	4,614
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	66	598	1,211	765	13	—	—	2,653
Total Past Due	4,370	4,240	2,590	1,952	125	1	—	13,278
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935

Total Loans and Leases
Current	$1,105,872	$1,177,740	$1,362,315	$1,072,639	$438,313	$966,072	$686,665	$6,809,616
30-59 Days Past Due	3,032	3,910	3,117	899	625	8,075	590	20,248
60-89 Days Past Due	1,414	2,160	2,299	832	1,080	6,697	400	14,882
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	843	6,505	14,624	10,623	2,847	23,164	3,470	62,076
Total Past Due	5,289	12,575	20,040	12,354	4,552	37,936	4,460	97,206
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822

Total non-accrual loans without an allowance included $10.1 million of commercial real estate loans, $790,000 of residential real estate, and $10.9 million of commercial and industrial loans as of June 30, 2025. The Company recognized $899,000 and $1.9 million of interest income on non-accrual loans and leases for the three and six months ended June 30, 2025, respectively.

Total non-accrual loans without an allowance included $6.0 million of commercial real estate loans, $790,000 of residential real estate loans, and $3.8 million of commercial and industrial loans, as of December 31, 2024. The Company

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

recognized $1.1 million and $1.3 million of interest income on non-accrual loans and leases for the three and six months ended June 30, 2024, respectively.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the periods presented:

June 30, 2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture)	7,086	14	(495)	4,085	156	911	11,757
Charge-offs	(5,278)	(70)	—	(2,373)	—	(639)	(8,360)
Recoveries	44	7	—	580	—	73	704
Ending balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Six months ended
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture)	8,472	(79)	(13)	10,761	154	1,538	20,833
Charge-offs	(6,940)	(70)	—	(7,699)	(23)	(1,264)	(15,996)
Recoveries	241	16	—	1,268	—	171	1,696
Ending balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ending balance:
Individually evaluated for impairment	$9,289	$119	$1,158	$15,757	$—	$—	$26,323
Collectively evaluated for impairment	21,860	2,812	2,426	45,569	176	8,561	81,404
Total allowance for credit losses - loans and leases	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727

Loans and leases ending balance:
Individually evaluated for impairment	$57,586	$1,421	$4,456	$48,600	$—	$—	$112,063
Collectively evaluated for impairment	2,435,790	732,287	476,046	2,819,491	20,768	731,610	7,215,992
Total loans and leases	$2,493,376	$733,708	$480,502	$2,868,091	$20,768	$731,610	$7,328,055

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the periods presented:

June 30, 2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Provision/(recapture)	(3,627)	(326)	(207)	10,561	(3)	480	6,878
Charge-offs	(442)	—	—	(9,530)	—	(680)	(10,652)
Recoveries	481	1	—	322	—	334	1,138
Ending balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Six months ended
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision	(2,803)	(474)	(183)	16,397	(6)	838	13,769
Charge-offs	(3,499)	—	—	(13,149)	—	(1,053)	(17,701)
Recoveries	917	2	—	554	—	503	1,976
Ending balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Ending balance:
Individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Total allowance for credit losses - loans and leases	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730

Loans and leases ending balance:
Individually evaluated for impairment	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Collectively evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company increased the allowance for credit losses - loans and leases by $7.3 million and $9.7 million for the three and six months ended June 30, 2025, respectively. During the second quarter of 2025, a $3.2 million adjustment was made to the allowance for credit losses to account for acquired PCD loans, as a result of the First Security acquisition. The Company decreased the allowance for credit losses - loans and leases by $2.6 million and $2.0 million for the three and six months ended June 30, 2024, respectively.

For loans individually evaluated for impairment, the Company increased the allowance for credit losses - loans and leases by $4.3 million and $2.8 million for the three and six months ended June 30, 2025, and increased the allowance for credit losses for loans individually evaluated by $1.9 million and recaptured $3.7 million for the three and six months ended June 30, 2024, respectively.

For loans and leases collectively evaluated for impairment, the allowance for credit losses increased by $3.0 million and $7.0 million for the three and six months ended June 30, 2025, respectively. For loans and leases collectively evaluated for impairment, the allowance for credit losses decreased by $4.5 million and increased by $1.7 million for the three and six months ended June 30, 2024, respectively.

The increase in the allowance for credit losses - loans and leases was mainly due to the PCD adjustment related to the First Security acquisition, increases in the collectively assessed portfolio, growth in the loan and lease portfolio, and worsening macroeconomic conditions.

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the periods presented:

Three Months Ended June 30, 2025	Payment Delay	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$—	$1,928	$1,928	0.07%
Total modified loans	$—	$1,928	$1,928	0.03%

Six Months Ended June 30, 2025	Payment Delay	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$3,545	$1,928	$5,473	0.19%
Total modified loans	$3,545	$1,928	$5,473	0.07%

The financial effect of the payment delay presented above reflects a six-month deferral of principal payments. The financial effect of the term modification presented above reflects a twelve month extension of maturity date and other miscellaneous term adjustments.

Three and Six Months Ended June 30, 2024	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$2,501	$2,501	0.11%
Commercial and industrial	1,470	1,470	0.06%
Total loans and leases	$3,971	$3,971	0.06%

The financial effect of the loan modifications presented above for the three and six months ended June 30, 2024, reflects a three-months weighted average extension of maturity date.

The following table presents the amortized costs basis of loans that had a payment default as of the dates presented, and were modified in the twelve months prior to default:

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2025	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$6,946	$—	$6,946	0.28%
Commercial and industrial	1,919	—	1,919	0.07%
Total modified loans	$8,865	$—	$8,865	0.12%

June 30, 2024	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$5	$2,836	$2,841	0.14%
Total modified loans	$5	$2,836	$2,841	0.05%

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

There was $1.8 million and $2.1 million in outstanding commitments on modified loans as of June 30, 2025 and December 31, 2024.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

June 30, 2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$20,829	$35,800	$—	$—	$—	$56,629
Residential real estate	—	—	—	—	877	544	—	1,421
Construction, land development, and other land	3,840	616	—	—	—	—	—	4,456
Commercial and industrial	—	—	—	—	—	—	38,860	38,860
Total	$3,840	$616	$20,829	$35,800	$877	$544	$38,860	$101,366

December 31, 2024	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$6,723	$29,697	$—	$—	$—	$36,420
Residential real estate	—	—	—	—	790	575	—	1,365
Commercial and industrial	—	—	—	—	—	—	30,512	30,512
Total	$—	$—	$6,723	$29,697	$790	$575	$30,512	$68,297

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance	$2,494	$3,388	$2,391	$3,636
Adjustment for acquired loans	476	—	476	—
Provision/(recapture) for unfunded commitments	166	(833)	269	(1,081)
Ending balance	$3,136	$2,555	$3,136	$2,555

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$19,571	$20,992	$18,952	$19,844
Additions, net	1,376	1,093	3,046	2,944
Changes in fair value	(2,150)	(2,468)	(3,201)	(3,171)
Ending balance	$18,797	$19,617	$18,797	$19,617

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	June 30,	December 31,
	2025	2024
Loan portfolios serviced for:
SBA guaranteed loans	$1,541,368	$1,522,389
USDA guaranteed loans	189,164	190,503
Total	$1,730,532	$1,712,892

Loan servicing revenue totaled $3.1 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively. Loan servicing revenue totaled $6.1 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $2.1 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $3.2 million for each six months ended June 30, 2025 and 2024.

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

Note 7—Other Real Estate Owned

Other real estate owned ("OREO") is included in accrued interest receivable and other assets in the Company's Condensed Consolidated Statements of Financial Condition. The following table presents the change in OREO for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$6,249	$785	$5,170	$1,200
Acquisitions of OREO through business combination	168	—	168	—
Net additions/(reductions) to OREO	(724)	—	596	5
Proceeds from sales of OREO	(807)	(78)	(1,016)	(480)
Gains on sales of OREO	60	73	131	55
Valuation adjustments	—	—	(103)	—
Ending balance	$4,946	$780	$4,946	$780

At June 30, 2025 and December 31, 2024, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2025 and December 31, 2024, there was $1.4 million and $818,000 of consumer mortgage loans secured by residential real estate properties in foreclosure, respectively.

There were no internally financed sales of OREO for the three and six months ended June 30, 2025 or 2024.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Operating lease right-of-use asset	Accrued interest receivable and other assets	$10,419	$9,797
Operating lease liability	Accrued interest payable and other liabilities	11,395	10,949

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank ("FHLB") regular advance rate, adjusted for the lease term and other factors. At June 30, 2025, the weighted average discount rate of operating leases was 3.46% and the weighted average remaining life of operating leases was 4.9 years, compared to 3.19% and 5.0 years as of December 31, 2024.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$676	$658	$1,388	$1,385
Short-term lease cost	146	179	280	266
Variable lease cost	475	411	865	834
Less: Sublease income	(135)	(130)	(268)	(260)
Total lease cost, net	$1,162	$1,118	$2,265	$2,225

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $976,000 and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $1.8 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in the of the second quarter of 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense. There has been no impairment related to leases for the three or six months ended June 30, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The future minimum lease payments for operating leases, subsequent to June 30, 2025, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2025	$1,706
2026	3,134
2027	2,230
2028	1,929
2029	1,717
Thereafter	1,954
Total undiscounted lease payments	12,670
Less: Imputed interest	(1,275)
Net lease liabilities	$11,395

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.2 million, and the leases have contractual lives extending through 2030. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended June 30,
	2025			2024
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$14,230	$1,045	$181,705	$19,115	$1,313
Additions	147	7,880	—	—	—	—
Amortization	—	(1,432)	(67)	—	(1,278)	(67)
Ending balance	$181,852	$20,678	$978	$181,705	$17,837	$1,246
Accumulated amortization	N/A	$59,918	$2,238	N/A	$54,879	$1,970
Weighted average remaining amortization period	N/A	8.1 Years	3.7 Years	N/A	7.9 years	4.7 years

	For the Six Months Ended June 30,
	2025			2024
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380
Additions	147	7,880	—	—	—	—
Amortization	—	(2,483)	(134)	—	(2,556)	(134)
Ending balance	$181,852	$20,678	$978	$181,705	$17,837	$1,246
Accumulated amortization	N/A	$59,918	$2,238	N/A	$54,879	$1,970
Weighted average remaining amortization period	N/A	8.1 Years	3.7 Years	N/A	7.9 years	4.7 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company added additional goodwill and core deposit intangible assets in conjunction with the First Security acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2025:

Estimated Amortization
Remainder of 2025	$2,988
2026	4,940
2027	3,895
2028	3,162
2029	2,337
Thereafter	4,334
Total	$21,656

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the six months ended June 30, 2025 and 2024 was 23.7% and 25.5%, respectively. The Company recorded discrete income tax benefit of $1.5 million and $564,000 related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2025 and 2024, respectively.

Net deferred tax assets increased to $57.1 million at June 30, 2025 compared to $56.5 million at December 31, 2024. The net increase in the total net deferred tax assets was primarily a result of the recognition of tax attributes from the First Security acquisition, offset by decreases in the unrealized losses on available-for-sale securities.

During the second quarter 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

During July 2025, H.R. 1 was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	June 30,	December 31,
	2025	2024
Non-interest-bearing demand deposits	$1,773,229	$1,756,098
Interest-bearing checking accounts	857,460	767,835
Money market demand accounts	2,996,684	2,518,157
Other savings	501,020	483,650
Time deposits (below $250,000)	1,216,990	1,498,277
Time deposits ($250,000 and above)	465,096	434,611
Total deposits	$7,810,479	$7,458,628

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2025, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2025	$1,263,237
2026	399,426
2027	11,640
2028	6,076
2029	927
Thereafter	780
Total	$1,682,086

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	June 30,	December 31,
	2025	2024
Federal Home Loan Bank advances	$380,000	$575,000
Securities sold under agreements to repurchase	34,110	32,106
Term loan	—	11,667
Line of credit	—	—
Total	$414,110	$618,773

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2025 and December 31, 2024, there were no outstanding advances under the Federal Reserve Bank ("FRB") discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

On January 17, 2024, the Company entered into a Letter Agreement with the FRB of Chicago that allowed the Bank to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledged securities to FRB Chicago as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, we repaid the BTFP advance in full.

At June 30, 2025, the Company had one $250.0 million variable-rate FHLB advance outstanding with an interest rate of 4.55% and maturity in September 2025. We also had one $130.0 million fixed-rate advance with an interest rate of 4.45% and maturity in July 2025. Advances from the FHLB are collateralized by residential real estate loans and commercial real estate loans. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2025 and December 31, 2024, the line of credit had no outstanding balance.

On May 21, 2025, we entered into the Second Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement with the lender, which is effective May 25, 2025, and provides for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extending its maturity date to May 24, 2026, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

The variable term loan was paid in full in January 2025, and at June 30, 2025, there was no outstanding balance. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of the dates presented:

	June 30,	December 31,
	2025	2024
Federal Home Loan Bank line	$2,952,799	$2,700,234
Federal Reserve Bank of Chicago discount window line	758,309	792,345
Available federal funds lines	135,000	127,500

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Note 13—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

In 2020, the Company issued $75.0 million in fixed-to-floating rate subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to the three-month SOFR, plus 588 basis points thereafter until maturity. As of July 1, 2025, the floating rate was 10.17%. The transaction resulted in debt issuance costs of approximately $1.7 million that is being amortized over 10 years. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

As of June 30, 2025, the net liability outstanding of the subordinated notes was $74.1 million, which is net of $873,000 of remaining debt issuance costs. The Company intends to redeem the notes on the next interest payment date, which is October 1, 2025, subject to approval of the Federal Reserve. Remaining debt issuance costs will be recognized upon redemption.

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030 and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The subordinated notes are intended to qualify as Tier 2 capital for regulatory capital purposes. The transaction resulted in debt issuance costs of approximately $1.1 million that will be amortized over 10 years.

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

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	June 30, 2025	December 31, 2024	Contractual Rate June 30, 2025	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	7.36%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	6.36%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	7.29%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	6.18%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	6.23%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	6.20%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	6.00%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(15,864)	(16,110)
Total liability, at carrying value		$71,136	$70,890

(1) SOFR is three-month SOFR and the spread adjustment is 0.26161%

(2) Assumed as part of the Company's recapitalization of its predecessor.

(3) Assumed in May 2018 as part of an acquisition.

(4) Assumed in July 2023 as part of an acquisition

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for funded instruments. The Company does not anticipate any material losses as a result of the commitments and letters of credit. Refer to Note 5—Loans and Lease Receivables and Allowance for Credit Losses for additional discussion on the reserve for unfunded commitments.

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at the dates presented:

	June 30, 2025			December 31, 2024
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$189,333	$1,900,218	$2,089,551	$190,269	$1,821,769	$2,012,038
Letters of credit	1,128	62,753	63,881	630	63,272	63,902
Total	$190,461	$1,962,971	$2,153,432	$190,899	$1,885,041	$2,075,940

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2046. Variable rate loan commitments have interest rates ranging from 3.50% to 17.75% and maturities up to 2048.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at the dates presented:

		Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$34,718	$34,718	$—	$—
U.S. Government agencies	154,649	—	154,649	—
Obligations of states, municipalities, and political subdivisions	93,990	—	93,990	—
Mortgage-backed securities; residential
Agency	864,733	—	864,733	—
Non-Agency	133,393	—	133,393	—
Mortgage-backed securities; commercial
Agency	242,044	—	242,044	—
Corporate securities	36,679	—	36,679	—
Asset-backed securities	15,034	—	15,034	—
Equity and other securities, at fair value
Mutual funds	2,549	2,549	—	—
Equity securities	8,210	—	7,922	288
Servicing assets	18,797	—	—	18,797
Derivative assets	34,516	—	34,516	—
Financial liabilities
Derivative liabilities	14,735	—	14,735	—

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

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2025	2024	2025	2024
	Investment Securities		Servicing Assets
Balance, beginning of period	$288	$281	$18,952	$19,844
Additions, net	—	—	3,046	2,944
Change in fair value	—	3	(3,201)	(3,171)
Balance, end of period	$288	$284	$18,797	$19,617

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2025 and 2024.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2025:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 26.8%	17.3%	Decrease
		Discount rate	0.0% - 40.8%	12.4%	Decrease
		Expected weighted average loan life	0.0 - 7.4 years	3.5 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$48,297	$—	$—	$48,297
Residential real estate	1,302	—	—	1,302
Construction, land development, and other land	3,298	—	—	3,298
Commercial and industrial	32,843	—	—	32,843
Assets held for sale	2,025	—	—	2,025
Other real estate owned	4,946	—	—	4,946

		Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,568	$—	$—	$29,568
Residential real estate	1,298	—	—	1,298
Commercial and industrial	24,063	—	—	24,063
Assets held for sale	2,025	—	—	2,025
Other real estate owned	5,170	—	—	5,170

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2025		2024
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$75,114	$75,114	$58,759	$58,759
Interest bearing deposits with other banks	2	143,236	143,236	504,379	504,379
Securities held-to-maturity	2	—	—	605	605
Restricted stock	2	18,649	18,649	27,452	27,452
Loans held for sale	3	25,814	27,058	3,200	3,236
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	7,134,589	6,993,232	6,753,905	6,603,019
Accrued interest receivable	3	41,244	41,244	40,652	40,652
Financial liabilities
Non-interest-bearing deposits	2	1,773,229	1,773,229	1,756,098	1,756,098
Interest-bearing deposits	2	6,037,250	6,032,198	5,702,530	5,702,018
Accrued interest payable	2	12,742	12,742	21,114	21,114
Federal Home Loan Bank advances	2	380,000	380,000	575,000	575,000
Securities sold under repurchase agreement	2	34,110	34,110	32,106	32,106
Term loan	2	—	—	11,667	11,667
Subordinated notes	2	74,127	74,315	74,040	73,750
Junior subordinated debentures	3	71,136	75,149	70,890	75,172

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

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$19,827	$—	$650,000	$26,529	$(52)
Interest rate swaps designated as fair value hedges	100,000	99	—	—	—	—
Derivatives not designated as hedging instruments
Other interest rate derivatives	1,125,181	14,580	(14,717)	851,742	17,865	(17,721)
Other credit derivatives	15,745	10	(18)	17,146	7	(12)
Total derivatives	$1,890,926	$34,516	$(14,735)	$1,518,888	$44,401	$(17,785)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2025, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $400.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $250.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

As of June 30, 2025, pay-fixed interest rate swaps are comprised of five effective hedges. The receive-fixed interest rate swaps are comprised of four effective hedges with notional amounts comprised of $200.0 million. A $50.0 million forward starting receive-fixed interest rate swap associated with certain variable rate loans will become effective in March 2026.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $3.5 million and $4.7 million of interest income recorded for each of the three months ended June 30, 2025 and 2024, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions included $7.2 million and $9.6 million of interest income recorded during six months ended June 30, 2025 and 2024, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of June 30, 2025, the Company estimates $11.9 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $2.4 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of June 30, 2025:

Notional amounts	$650,000
Derivative assets fair value	19,827
Derivative liabilities fair value	—
Weighted average remaining maturity	1.8 years

Receive rates are determined at the time the swaps become effective. As of June 30, 2025, the weighted average pay rates of the five effective pay-fixed hedges for $400.0 million were 1.07% and the weighted average receive rates were 4.32%. As of June 30, 2025, the weighted average pay rates of the receive-fixed interest rate swaps of $200.0 million were 7.50% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow and fair value derivative instruments for the periods presented:

	June 30, 2025			June 30, 2024
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps - three months ended	$467	$3,721	$—	$1,670	$4,719	$—
Interest rate swaps - six months ended	367	7,465	—	6,201	9,555	—

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of June 30, 2025. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of June 30, 2025:

Notional amounts	$100,000
Derivative assets fair value	99
Derivative liabilities fair value	—
Weighted average remaining maturity	3.8 years

At June 30, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities used in this hedging relationship was $624.7 million, and included a cumulative basis adjustment associated with this hedging relationship of $18,000. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement. There were no interest rate swaps designated as fair value hedges at December 31, 2024.

Other interest rate derivatives—Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

The total combined notional amount was $1.1 billion as of June 30, 2025 with maturities ranging from September 2025 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2025 and 2024, there were $1.1 million and $110,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2025 and 2024, there were $1.6 million and $114,000 of net transaction fees, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of June 30, 2025:

Notional amounts	$1,125,181
Derivative assets fair value	14,580
Derivative liabilities fair value	14,717
Weighted average pay rates	4.89%
Weighted average receive rates	5.25%
Weighted average remaining maturity	3.1 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of June 30, 2025 and December 31, 2024, the notional amount of risk participated in was $9.1 million and $10.4 million, respectively, and the notional amount of risk participated out was $6.6 million and $6.8 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of June 30, 2025 and December 31, 2024. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Other interest rate derivatives	$154	$(20)	$281	$(93)
Other credit derivatives	(1)	(54)	—	(54)
Total	$153	$(74)	$281	$(147)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	June 30, 2025		December 31, 2024
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$34,516	$(14,735)	$44,401	$(17,785)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$34,516	$(14,735)	$44,401	$(17,785)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(4,222)	4,222	(415)	415
Collateral posted	(26,820)	—	(42,770)	—
Net credit exposure	$3,474	$(10,513)	$1,216	$(17,370)

As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.7 million. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $4.2 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of June 30, 2025, there were 477,301 shares available for future grants under the Omnibus Plan.

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

During 2025, the Company granted 327,951 shares of restricted common stock, par value $0.01 per share. Of this total, 246,212 restricted shares will vest ratably over three years on each anniversary of the grant date, 6,678 restricted shares will cliff vest on the third anniversary of the grant date, and 6,095 restricted shares will vest on the first anniversary of the grant date all subject to continued employment. In addition, 68,966 performance-based restricted shares were included in the 2025 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2027, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the six months ended June 30, 2025:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2025	751,127	$23.04
Granted	327,951	28.75
Incremental performance shares issued and vested	18,066
Vested	(318,139)	24.11
Forfeited	(10,229)	24.71
Ending balance outstanding at June 30, 2025	768,776	$25.10

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

A total of 318,139 restricted shares vested during the six months ended June 30, 2025. A total of 244,548 restricted shares vested during the year ended December 31, 2024. The fair value of restricted shares that vested during the six months ended June 30, 2025 was $9.1 million. The fair value of restricted shares that vested during the year ended December 31, 2024 was $5.2 million.

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

	Performance Based Grants
	2025	2024
Risk-free interest rate	4.15%	4.47%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	30.01% - 34.52%	29.28% - 33.68%
Weighted average grant date fair value	$28.32	$20.18

The following table summarizes restricted stock compensation expense for the periods presented:

	Six Months Ended June 30,
	2025	2024
Total share-based compensation - restricted stock	$4,377	$3,687
Income tax benefit	1,166	1,012
Unrecognized compensation expense	14,391	13,462
Weighted average remaining amortization period	2.1 Years	2.1 Years

The fair value of the unvested restricted stock awards at June 30, 2025 was $20.5 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option was equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercised at June 30, 2025.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2025:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	334,423	$11.18	$5,959	0.5
Exercised	(334,423)	11.18	$4,813
Expired	—
Ending balance outstanding at June 30, 2025	—	$—	$—	—
Exercisable at June 30, 2025	—	$—	$—	—

A total of 334,423 stock options were exercised during the six months ended June 30, 2025. Proceeds from exercise of stock options were $334,000 and had a related tax benefit of $1.3 million for the six months ended June 30, 2025. There were 434,141 stock options exercised during the year ended December 31, 2024. Proceeds from the exercise of stock options

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

were $2.6 million with a related tax benefit of $1.6 million for the year ended December 31, 2024. No stock option compensation expense was recognized for the six months ended June 30, 2025 or the year ended December 31, 2024.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2025:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	45,449	$12.28	$760	1.6
Exercised	—
Expired	—
Ending balance outstanding at June 30, 2025	45,449	$12.28	$657	1.1
Exercisable at June 30, 2025	45,449	$12.28	$657	1.1

Under the FEB plan, no stock options were exercised during the six months ended June 30, 2025. A total of 57,686 stock options were exercised under the FEB plan during the during the year ended December 31, 2024, with proceeds of $675,000 and a related tax benefit of $252,000.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 45,449 and 637,405 shares of common stock were outstanding as of June 30, 2025 and 2024, respectively. There were 768,776 and 768,246 restricted stock awards outstanding at June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, there were no anti-dilutive weighted average shares outstanding.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$30,082	$29,671	$58,330	$60,111
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	45,306,240	43,361,516	44,551,490	43,309,802
Incremental shares	178,152	380,324	253,359	428,328
Weighted-average common stock outstanding (dilutive)	45,484,392	43,741,840	44,804,849	43,738,130
Basic earnings per common share	$0.66	$0.68	$1.31	$1.39
Diluted earnings per common share	$0.66	$0.68	$1.30	$1.37

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	June 30,	December 31,
	2025	2024
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,877,920	46,252,693
Shares outstanding	45,866,649	44,459,584
Treasury shares	2,011,271	1,793,109

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

We purchased 543,599 and 569,599 shares under the stock repurchase program during the three and six months ended June 30, 2025, with costs of $13.1 million and $13.8 million, respectively. We did not repurchase any shares under the stock repurchase program during the three and six months ended June 30, 2024.

On April 1, 2025 we issued 1,586,542 shares of our common stock in connection with the First Security acquisition. Please see Note 3—Acquisition of a Business for additional discussion.

On June 12, 2025, the Estate of Daniel L. Goodwin (the "Estate") and Equity Shares Investors, LLC, an affiliate of the Estate (the "Selling Stockholders"), completed their sale of 4,282,210 shares (the "Shares") of our common stock in a registered public offering (the "Offering") pursuant to the Company’s Registration Statement on Form S-3 filed under the Securities Act of 1933, as amended, that became automatically effective upon filing on June 10, 2025. The Shares were sold pursuant to an Underwriting Agreement, dated June 10, 2025 (the "Underwriting Agreement"), among the Company, the Selling Stockholders and J.P. Morgan Securities LLC, as sole underwriter for the Offering (the "Underwriter").

The Company did not receive any proceeds from the sale of the Shares by the Selling Stockholders. In addition, the Company purchased 418,235 of the Shares from the Underwriter (the "Stock Repurchase") at a price per share of $23.91, which was equal to the price per share paid by the Underwriter to the Selling Stockholders in the Offering. The Stock Repurchase was executed under the Company’s existing stock repurchase program authorized on January 1, 2025. Certain of the Company’s directors purchased an aggregate of $1.3 million of the Shares in the Offering at the public offering price and on the same terms as the other purchasers in the Offering.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2025 and 2024, cash dividends were declared and paid to stockholders of record of our common stock of $0.10 and $0.09 per share, respectively. For the six months ended June 30, 2025 and 2024, cash dividends were declared and paid to stockholders of record of our common stock of $0.20 and $0.18 per share, respectively.

On July 22, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on August 19, 2025 to stockholders of record of our common stock as of August 5, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the dates presented:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2024	$29,908	$(136,818)	$(106,910)
Other comprehensive loss, net of tax	(2,236)	(2,323)	(4,559)
Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)

Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(2,459)	(8,893)	(11,352)
Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)

Balance, March 31, 2025	$18,756	$(115,140)	$(96,384)
Other comprehensive income (loss), net of tax	(2,403)	8,548	6,145
Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)

Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(5,242)	28,690	23,448
Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income	$144,527	$141,569	$279,377	$279,890
Reconciliation of revenue:
Other noninterest income	14,483	12,844	29,347	28,317
Total consolidated revenue	159,010	154,413	308,724	308,207
Less:
Interest expense	48,557	55,043	95,191	107,823
Segment net interest income and noninterest income	110,453	99,370	213,533	200,384
Less:
Provision for credit losses	11,923	6,045	21,102	12,688
Salaries and employee benefits	37,819	33,911	74,071	67,864
Depreciation and amortization	3,169	3,168	6,017	6,385
Data processing	4,986	4,036	10,157	8,181
Other segment items(1)	13,628	12,095	25,786	24,589
Income tax expense	8,846	10,444	18,070	20,566
Segment net income	30,082	29,671	58,330	60,111
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$30,082	$29,671	$58,330	$60,111

Reconciliation of assets
Total assets for reportable segment	$9,720,218	$9,633,815	$9,720,218	$9,633,815
Adjustments and reconciling items	—	—	—	—
Total consolidated assets	$9,720,218	$9,633,815	$9,720,218	$9,633,815

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois, Michigan, and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) lender in Illinois for the fiscal year ended June 30, 2025.

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

First Security Bancorp, Inc. Acquisition

On April 1, 2025, we completed our acquisition (the "First Security acquisition") of First Security Bancorp, Inc. ("First Security") under the terms of a definitive merger agreement. As a result of the merger, First Security's wholly-owned bank subsidiary, First Security Trust and Savings Bank, was merged with and into Byline Bank. Refer to Note 3—Acquisition of a Business for additional discussion.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2025, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2025, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Summary of Operations
Common Share Data
Basic earnings per common share	$0.66	$0.68	$1.31	$1.39
Diluted earnings per common share	$0.66	$0.68	$1.30	$1.37
Adjusted diluted earnings per share(1)(3)	$0.75	$0.68	$1.39	$1.37
Weighted-average common shares outstanding (basic)	45,306,240	43,361,516	44,551,490	43,309,802
Weighted-average common shares outstanding (diluted)	45,484,392	43,741,840	44,804,849	43,738,130
Common shares outstanding	45,866,649	44,180,829	45,866,649	44,180,829
Cash dividends per common share	$0.10	$0.09	$0.20	$0.18
Dividend payout ratio on common stock	15.15%	13.24%	15.38%	13.14%
Book value per common share	$26.00	$23.38	$26.00	$23.38
Tangible book value per common share(1)	$21.56	$18.84	$21.56	$18.84
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.18%	3.98%	4.13%	3.99%
Net interest margin, fully taxable equivalent (1)(4)	4.19%	3.99%	4.14%	4.00%
Average cost of deposits	2.27%	2.63%	2.28%	2.60%
Efficiency ratio(2)	52.61%	52.19%	53.11%	52.06%
Adjusted efficiency ratio(1)(2)(3)	48.20%	52.19%	50.54%	51.97%
Non-interest income to total revenues(1)	13.11%	12.93%	13.74%	14.13%
Non-interest expense to average assets	2.48%	2.34%	2.49%	2.37%
Adjusted non-interest expense to average assets(1)(3)	2.28%	2.34%	2.37%	2.36%
Return on average stockholders' equity	10.24%	11.83%	10.28%	12.04%
Adjusted return on average stockholders' equity(1)(3)	11.51%	11.83%	11.03%	12.07%
Return on average assets	1.25%	1.31%	1.25%	1.33%
Adjusted return on average assets(1)(3)	1.41%	1.31%	1.34%	1.33%
Pre-tax pre-provision return on average assets(1)	2.12%	2.03%	2.09%	2.07%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.32%	2.03%	2.21%	2.07%
Return on average tangible common stockholders' equity(1)	12.83%	15.27%	12.87%	15.57%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.37%	15.27%	13.78%	15.61%
Non-interest-bearing deposits to total deposits	22.70%	23.99%	22.70%	23.99%
Loans and leases held for sale and loans and leases held for investment to total deposits	94.15%	93.98%	94.15%	93.98%
Deposits to total liabilities	91.59%	85.42%	91.59%	85.42%
Deposits per branch	$173,566	$159,721	$173,566	$159,721
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.92%	0.93%	0.92%	0.93%
Non-performing assets to total assets	0.75%	0.67%	0.75%	0.67%
ACL to total loans and leases held for investment, net before ACL	1.47%	1.45%	1.47%	1.45%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.43%	0.56%	0.41%	0.47%
Capital Ratios
Common equity to total assets	12.27%	10.72%	12.27%	10.72%
Tangible common equity to tangible assets(1)	10.39%	8.82%	10.39%	8.82%
Leverage ratio	11.92%	11.08%	11.92%	11.08%
Common equity tier 1 capital ratio	11.85%	10.84%	11.85%	10.84%
Tier 1 capital ratio	12.83%	11.86%	12.83%	11.86%
Total capital ratio	14.87%	13.86%	14.87%	13.86%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes merger-related expenses, secondary public offering of common stock expenses and impairment of right-of-use assets.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $30.1 million for the three months ended June 30, 2025 compared to net income of $29.7 million for the three months ended June 30, 2024, an increase of $411,000. The increase in net income was attributable to a $9.4 million increase in net interest income and a $1.6 million increase in non-interest income, offset by a $6.4 million increase in non-interest expense, and a $5.9 million increase in provision for credit losses. Net income was $0.66 per basic and per diluted common share for the three months ended June 30, 2025, compared to $0.68 per basic and per diluted common share for the three months ended June 30, 2024.

The increase in net interest income was mainly a result of lower rates paid on deposits. The increase in non-interest income was mainly due to an increase in other non-interest income mainly from swap activity. The increase in non-interest expense was primarily due to increases in salaries and employee benefits driven by merger-related costs and merit increases.

Our annualized return on average assets was 1.25% for the three months ended June 30, 2025 compared to 1.31% for the three months ended June 30, 2024. Our annualized return on average stockholders’ equity was 10.24% for the three months ended June 30, 2025 compared to 11.83% for the three months ended June 30, 2024. Our efficiency ratio was 52.61% for the three months ended June 30, 2025 compared to 52.19% for the three months ended June 30, 2024. Our adjusted efficiency ratio was 48.20% for the three months ended June 30, 2025, compared to 52.19% for the three months ended June 30, 2024.

We reported consolidated net income of $58.3 million for the six months ended June 30, 2025 compared to net income of $60.1 million for the six months ended June 30, 2024, a decrease of $1.8 million. The decrease in net income was primarily attributable to a $9.0 million increase in non-interest expense and an increase of $8.4 million in provision for credit losses, offset by a $12.1 million increase in net interest income and a $2.5 million decrease in the provision for income taxes. Net income was $1.31 per basic and $1.30 per diluted common share for the six months ended June 30, 2025, compared to $1.39 per basic and $1.37 per diluted common share for the six months ended June 30, 2024.

The increase in non-interest expense during the six months ended June 30, 2025 was mostly due to an increase in salaries and employee benefits mainly related to the First Security acquisition. The increase in provision for credit losses was mainly due to the First Security acquisition and weakening macroeconomic conditions. The increase in net interest income during the six months ended June 30, 2025 was mainly a result of decrease in costs of total interest-bearing liabilities.

Our annualized return on average assets was 1.25% for the six months ended June 30, 2025 compared to 1.33% for the six months ended June 30, 2024. Our annualized return on average stockholders’ equity was 10.28% for the six months ended June 30, 2025 compared to 12.04% for the six months ended June 30, 2024. Our efficiency ratio was 53.11% for the six months ended June 30, 2025 compared to 52.06% for the six months ended June 30, 2024. Our adjusted efficiency ratio was 50.54% for the six months ended June 30, 2025 compared to 51.97% for the six months ended June 30, 2024.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, Federal Home Loan Bank ("FHLB") advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread, and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2025 and December 31, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.8% of our total loan and lease portfolio.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$182,140	$1,655	3.64%	$305,873	$3,315	4.36%
Loans and leases(1)	7,220,834	128,199	7.12%	6,807,934	126,523	7.47%
Taxable securities	1,650,463	13,806	3.36%	1,473,000	10,869	2.97%
Tax-exempt securities(2)	154,719	1,098	2.85%	156,655	1,091	2.80%
Total interest-earning assets	$9,208,156	$144,758	6.31%	$8,743,462	$141,798	6.52%
Allowance for credit losses - loans and leases	(106,278)			(103,266)
All other assets	531,939			500,540
TOTAL ASSETS	$9,633,817			$9,140,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$820,341	$3,551	1.74%	$717,513	$4,096	2.30%
Money market accounts	2,905,465	22,749	3.14%	2,270,231	19,978	3.54%
Savings	506,874	139	0.11%	514,192	194	0.15%
Time deposits	1,810,909	17,941	3.97%	1,951,448	23,335	4.81%
Total interest-bearing deposits	6,043,589	44,380	2.95%	5,453,384	47,603	3.51%
Other borrowings	298,916	1,396	1.87%	521,545	4,439	3.42%
Federal funds purchased	—	—	0.00%	1,401	21	6.05%
Subordinated notes and debentures	145,175	2,781	7.68%	144,548	2,980	8.29%
Total borrowings	444,091	4,177	3.77%	667,494	7,440	4.48%
Total interest-bearing liabilities	$6,487,680	$48,557	3.00%	$6,120,878	$55,043	3.62%
Non-interest-bearing demand deposits	1,802,639			1,817,133
Other liabilities	164,944			193,923
Total stockholders’ equity	1,178,554			1,008,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,633,817			$9,140,736
Net interest spread(3)			3.31%			2.90%
Net interest income, fully taxable equivalent		$96,201			$86,755
Net interest margin, fully taxable equivalent(2)(4)			4.19%			3.99%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		231	0.01%		229	0.01%
Net interest income		$95,970			$86,526
Net interest margin(4)			4.18%			3.98%

Net loan accretion impact on margin		$2,978	0.13%		$3,656	0.17%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $2.3 million for each of the three months ended June 2025 and 2024, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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
(5)
Average balances are average daily balances.

	For the Six Months Ended June 30,
	2025			2024
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$158,219	$2,667	3.40%	$322,661	$7,143	4.45%
Loans and leases(1)	7,079,099	249,429	7.11%	6,744,711	250,315	7.46%
Taxable securities	1,605,910	25,551	3.21%	1,447,830	20,691	2.87%
Tax-exempt securities(2)	154,827	2,190	2.85%	158,319	2,203	2.80%
Total interest-earning assets	$8,998,055	$279,837	6.27%	$8,673,521	$280,352	6.50%
Allowance for credit losses - loans and leases	(102,914)			(102,761)
All other assets	516,386			515,079
TOTAL ASSETS	$9,411,526			$9,085,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$793,281	$6,813	1.73%	$653,960	$6,525	2.01%
Money market accounts	2,757,010	42,367	3.10%	2,253,777	39,638	3.54%
Savings	495,852	265	0.11%	523,052	391	0.15%
Time deposits	1,816,576	36,984	4.11%	1,971,902	47,011	4.79%
Total interest-bearing deposits	5,862,719	86,429	2.97%	5,402,691	93,565	3.48%
Other borrowings	318,420	3,231	2.05%	497,095	8,263	3.34%
Federal funds purchased	—	—	—	701	21	6.05%
Subordinated notes and debentures	145,097	5,531	7.69%	144,467	5,974	8.32%
Total borrowings	463,517	8,762	3.81%	642,263	14,258	4.46%
Total interest-bearing liabilities	$6,326,236	$95,191	3.03%	$6,044,954	$107,823	3.59%
Non-interest-bearing demand deposits	1,766,689			1,845,728
Other liabilities	174,051			191,353
Total stockholders’ equity	1,144,550			1,003,804
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,411,526			$9,085,839
Net interest spread(3)			3.24%			2.91%
Net interest income, fully taxable equivalent		$184,646			$172,529
Net interest margin, fully taxable equivalent(2)(4)			4.14%			4.00%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		460	0.01%		462	0.01%
Net interest income		$184,186			$172,067
Net interest margin(4)			4.13%			3.99%

Net loan accretion impact on margin		$5,573	0.12%		$7,940	0.18%
(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $4.6 million and $4.0 million for the six months ended June 2025 and 2024, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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

	Three Months Ended June 30, 2025
	Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(1,111)	$(549)	$(1,660)
Loans and leases(1)	7,617	(5,941)	1,676
Taxable securities	1,505	1,432	2,937
Tax-exempt securities	(13)	20	7
Total interest income	$7,998	$(5,038)	$2,960
Interest expense
Deposits
Interest checking	$457	$(1,002)	$(545)
Money market accounts	5,035	(2,264)	2,771
Savings	(4)	(51)	(55)
Time deposits	(1,307)	(4,087)	(5,394)
Total interest-bearing deposits	4,181	(7,404)	(3,223)
Other borrowings	(1,023)	(2,020)	(3,043)
Subordinated notes and debentures	21	(220)	(199)
Total borrowings	(1,002)	(2,261)	(3,263)
Total interest expense	$3,179	$(9,665)	$(6,486)
Net interest income, fully taxable equivalent	$4,819	$4,627	$9,446
(1)
Includes loans and leases on non-accrual status.

	Six Months Ended June 30, 2025
	Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(2,796)	$(1,680)	$(4,476)
Loans and leases(1)	10,820	(11,706)	(886)
Taxable securities	2,419	2,441	4,860
Tax-exempt securities	(52)	39	(13)
Total interest income	$10,391	$(10,906)	$(515)
Interest expense
Deposits
Interest checking	$1,196	$(908)	$288
Money market accounts	7,647	(4,918)	2,729
Savings	(22)	(104)	(126)
Time deposits	(3,378)	(6,649)	(10,027)
Total interest-bearing deposits	5,443	(12,579)	(7,136)
Other borrowings	(1,845)	(3,187)	(5,032)
Federal funds purchased	(0)	(21)	(21)
Subordinated notes and debentures	6	(449)	(443)
Total borrowings	(1,839)	(3,657)	(5,496)
Total interest expense	$3,604	$(16,236)	$(12,632)
Net interest income, fully taxable equivalent	$6,787	$5,330	$12,117
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended June 30, 2025 was $96.0 million compared to $86.5 million during the same period in 2024, an increase of $9.4 million, or 10.9%. Interest income increased $3.0 million for the three months ended June 30, 2025 compared to the same period in 2024 primarily a result of growth in the loan and lease portfolio, both from acquired loans and organic growth. Interest expense decreased by $6.5 million for the three months ended June 30, 2025 compared to the same period in 2024 mostly due to lower rates paid on interest-bearing deposits and change in deposit mix.

Net interest income for the six months ended June 30, 2025 was $184.2 million compared to $172.1 million during the same period in 2024, an increase of $12.1 million, or 7.0%. Interest income decreased $513,000 for the six months ended June 30, 2025 compared to the same period in 2024 primarily as a result of lower yields on loans and leases, offset by growth in the loan and lease portfolio. Interest expense decreased by $12.6 million for the six months ended June 30, 2025 compared to the same period in 2024 mostly due lower rates paid on interest-bearing deposits and change in deposit mix.

The net interest margin for the three months ended June 30, 2025 was 4.18%, an increase of 20 basis points compared to 3.98% for the three months ended June 30, 2024. The increase was primarily attributable to lower rates paid on deposits. The net interest margin for the six months ended June 30, 2025 was 4.13%, an increase of 14 basis points compared to 3.99% for the six months ended June 30, 2024. The increase was primarily attributable to lower rates paid on deposits.

Net loan accretion income was $3.0 million for the three months ended June 30, 2025 compared to $3.7 million for the three months ended June 30, 2024, a decrease of $678,000 mainly due to acquired loans converting to originated. Total net loan accretion on acquired loans contributed 13 basis points to the net interest margin for the three months ended June 30, 2025 compared to 17 basis points for the three months ended June 30, 2024.

Net loan accretion income was $5.6 million for the six months ended June 30, 2025 compared to $7.9 million for the six months ended June 30, 2024, a decrease of $2.4 million due to acquired loans converting to originated. Total net loan accretion on acquired loans contributed 12 basis points to the net interest margin for the six months ended June 30, 2025 compared to 18 basis points for the six months ended June 30, 2024.

Assuming no additional acquisitions, we expect loan accretion income to decline over time. Based on our portfolio, the estimated projected accretion income for the remaining periods as of June 30, 2025 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2025	$3,485
2026	5,122
2027	3,107
2028	1,768
2029	1,228
Thereafter	10,063
Total	$24,773

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

The provision for credit losses was $11.9 million for the three months ended June 30, 2025, compared to $6.0 million for the three months ended June 30, 2024, an increase of $5.9 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $11.8 million for the three months ended June 30, 2025, and $6.9 million for the three months ended June 30, 2024, an increase of $4.9 million. On April 1, 2025, a provision for credit losses of $864,000 was recorded on acquired non-credit-deteriorated loans related to the First Security acquisition. The provision for credit losses - unfunded commitments was a provision of $166,000 and a recapture of $833,000 for the three months ended June 30, 2025 and 2024, respectively.

The provision for credit losses was $21.1 million for the six months ended June 30, 2025, compared to $12.7 million for the six months ended June 30, 2024, an increase of $8.4 million. Provision for credit losses - loans and leases was $20.8 million for the six months ended June 30, 2025, and $13.8 million for the six months ended June 30, 2024, an increase of $7.0 million. The provision for credit losses - unfunded commitments reflects a provision of $269,000 and a recapture of $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2025 Compared to 2024		YTD 2025 Compared to 2024
	2025	2024	2025	2024	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,633	$2,548	$5,336	$4,975	$85	3.3%	$361	7.3%
Loan servicing revenue	3,071	3,216	6,114	6,580	(145)	(4.5)%	(466)	(7.1)%
Loan servicing asset revaluation	(2,150)	(2,468)	(3,201)	(3,171)	318	(12.9)%	(30)	0.9%
ATM and interchange fees	1,059	1,163	2,093	2,238	(104)	(9.0)%	(145)	(6.5)%
Net realized gains on securities available-for-sale	(37)	—	(37)	—	(37)	100.0%	(37)	100.0%
Change in fair value of equity securities, net	83	(390)	894	2	473	(121.4)%	892	NM
Net gains on sales of loans	5,414	6,036	10,352	11,569	(622)	(10.3)%	(1,217)	(10.5)%
Wealth management and trust income	1,074	942	2,156	2,099	132	14.0%	57	2.7%
Other non-interest income	3,336	1,797	5,640	4,025	1,539	85.5%	1,615	40.1%
Total non-interest income	$14,483	$12,844	$29,347	$28,317	$1,639	12.8%	$1,030	3.6%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.6 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively. Fees and service charges on deposits were $5.3 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. The increases were primarily due to increases in deposit balances.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.1 million and $3.2 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2025 and 2024, respectively. We generated $6.1 million and $6.6 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and 2024, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $2.1 million and $2.5 million for the three months ended June 30, 2025 and 2024, respectively, a change of $318,000. Change in the quarterly revaluation was mainly due to a changes in prepayment speeds. Loan servicing asset revaluation had a downward adjustment of $3.2 million for both the six months ended June 30, 2025 and 2024, a change of $30,000.

Net gains on sales of loans were $5.4 million for the three months ended June 30, 2025 compared to $6.0 million for the three months ended June 30, 2024, a decrease of $622,000 or 10.3%, driven mainly by lower premiums. We sold $73.0 million of U.S. government guaranteed loans during the three months ended June 30, 2025 compared to $72.5 million during the three months ended June 30, 2024. Net gains on sales of loans were $10.4 million for the six months ended June 30, 2025 compared to $11.6 million for the six months ended June 30, 2024, a decrease of $1.2 million or 10.5%, driven by a lower volume of loans sold. We sold $143.2 million of U.S. government guaranteed loans during the six months ended June 30, 2025 compared to $146.4 million during the six months ended June 30, 2024.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.1 million for the three months ended June 30, 2025 compared to $942,000 for the three months ended June 30, 2024, an increase of $132,000 or 14.0%. Wealth management and trust income was $2.2 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024, an increase of $57,000 or 2.7%. The increases were primarily driven by higher fees from higher asset managed balances. Assets under administration were $783.1 million and $665.7 million as of June 30, 2025 and 2024, respectively.

Other non-interest income was $3.3 million for the three months ended June 30, 2025 compared to $1.8 million for the three months ended June 30, 2024, an increase of $1.5 million or 85.5%. The increase was primarily driven by net gains on sales of leased equipment, income associated with bank owned life insurance, and increased swap fee income. Other non-interest income was $5.6 million for the six months ended June 30, 2025 compared to $4.0 million for the six months ended June 30, 2024, an increase of $1.6 million or 40.1%. The increase was primarily driven by net gains on sales of leased equipment, income associated with bank owned life insurance, and increased swap fee income.

Non-Interest Expense

The following table presents the major components of non-interest expense for periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2025 Compared to 2024		YTD 2025 Compared to 2024
	2025	2024	2025	2024	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$37,819	$33,911	$74,071	$67,864	$3,908	11.5%	$6,207	9.1%
Occupancy and equipment expense, net	4,739	4,639	9,591	9,923	100	2.2%	(332)	(3.3)%
Loan and lease related expenses	938	741	1,765	1,426	197	26.5%	339	23.7%
Legal, audit and other professional fees	4,843	3,708	8,094	6,427	1,135	30.6%	1,667	25.9%
Data processing	4,986	4,036	10,157	8,181	950	23.6%	1,976	24.2%
Net gain recognized on other real estate owned and other related expenses	(44)	(62)	(2)	(160)	18	(29.6)%	158	(98.8)%
Other intangible assets amortization expense	1,499	1,345	2,617	2,690	154	11.5%	(73)	(2.7)%
Other non-interest expense	4,822	4,892	9,738	10,668	(70)	(1.4)%	(930)	(8.7)%
Total non-interest expense	$59,602	$53,210	$116,031	$107,019	$6,392	12.0%	$9,012	8.4%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $37.8 million and $33.9 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $3.9 million, or 11.5%. Salaries and employee benefits, totaled $74.1 million for the six months ended June 30, 2025 compared to $67.9 million for the six months ended June 30, 2024, an increase of $6.2 million, or 9.1%. The increase was primarily a result of merger-related expenses, merit increases, lower deferred salaries, and higher commissions paid.

Loan and lease related expenses were $938,000 for the three months ended June 30, 2025 compared to $741,000 for the three months ended June 30, 2024, an increase of $197,000, or 26.5%. Loan and lease related expenses were $1.8 million for the six months ended June 30, 2025, compared to $1.4 million for the six months ended June 30, 2024, an increase of $339,000 or 23.7%. The increase was primarily driven by higher government guaranteed loan expenses and higher taxes and insurance expenses.

Legal, audit, and other professional fees were $4.8 million for the three months ended June 30, 2025 compared to $3.7 million for the three months ended June 30, 2024, an increase of $1.1 million or 30.6%. Legal, audit, and other professional fees were $8.1 million for the six months ended June 30, 2025 compared to $6.4 million for the six months ended June 30, 2024, an increase of $1.7 million or 25.9%. The increases were principally driven by merger-related expenses and fees and expenses related to the secondary public offering of our common stock.

Data processing was $5.0 million for the three months ended June 30, 2025 compared to $4.0 million for the three months ended June 30, 2024, an increase of $950,000 or 23.6%. Data processing was $10.2 million for the six months ended June 30, 2025, compared to $8.2 million for the six months ended June 30, 2024, an increase of $2.0 million or 24.2%. The increases were driven by merger-related expenses.

Other non-interest expense was $4.8 million for the three months ended June 30, 2025 compared to $4.9 million for the three months ended June 30, 2024, a decrease of $70,000 or 1.4%. Other non-interest expense was $9.7 million for the six months ended June 30, 2025, compared to $10.7 million for the six months ended June 30, 2024, a decrease of $930,000 or 8.7%. These decreases were mostly due to gains on sales of assets held for sale related to the sale of two properties.

Our efficiency ratio was 52.61% for the three months ended June 30, 2025 compared to 52.19% for the three months ended June 30, 2024. The change in our efficiency ratio for the three months ended June 30, 2025 was driven by the increase in non-interest expense. Our adjusted efficiency ratio was 48.20% for the three months ended June 30, 2025 compared to 52.19% for the three months ended June 30, 2024. Our efficiency ratio was 53.11% for the six months ended June 30, 2025, compared to 52.06% for the six months ended June 30, 2024. The change in our efficiency ratio was due to higher non-interest expense. Our adjusted efficiency ratio was 50.54% for the six months ended June 30, 2025, compared to 51.97% for the six months ended June 30, 2024.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2025 totaled $8.8 million compared to $10.4 million for the three months ended June 30, 2024, a decrease of $1.6 million, or 15.3%. The decrease in income tax expense was principally due to a higher discrete income tax benefit due to the exercise of stock options and vesting of restricted shares. Our effective tax rate was 22.7% for the three months ended June 30, 2025 and 26.0% for the three months ended June 30, 2024.

Our provision for income taxes for the six months ended June 30, 2025 totaled $18.1 million compared to $20.6 million for the six months ended June 30, 2024, a decrease of $2.5 million or 12.1%. The decrease in income tax expense was principally due to a decrease in net income before provision for income taxes. Our effective tax rate was 23.7% for the six months ended June 30, 2025 and 25.5% for the six months ended June 30, 2024.

We expect our effective tax rate for 2025 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $223.7 million, or 2.4%, to $9.7 billion at June 30, 2025 compared to $9.5 billion at December 31, 2024. The increase in total assets was primarily due to an increase of $421.2 million in loans and leases, or 6.1%, from $6.9 billion at December 31, 2024 to $7.3 billion at June 30, 2025, and an increase in securities available for sale of $159.5 million, or 11.3%. Our originated loan and lease portfolio increased by $362.2 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio increased by $59.0 million. The increase in our originated portfolio was primarily attributed to the growth in the commercial and industrial and commercial real estate portfolios. The increase in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to the First Security acquisition.

Total liabilities increased by $122.8 million, or 1.5%, to $8.5 billion at June 30, 2025 compared to $8.4 billion at December 31, 2024. Total deposits increased by $351.9 million, or 4.7%, driven by the First Security acquisition, and growth in money market accounts, offset by decreases to time deposits. Other borrowings decreased by $204.7 million, or 33.1%, mainly due to decreased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of June 30, 2025 or December 31, 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $159.5 million, or 11.3%, from $1.4 billion at December 31, 2024 to $1.6 billion at June 30, 2025. The increase was primarily attributed to the First Security acquisition, increases in fair value, and purchases of securities.

During the six months ended June 30, 2025, our last remaining held-to-maturity security, which was carried at amortized cost, matured. Securities held-to-maturity were $605,000 at December 31, 2024.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,567	$34,718	$32,783	$32,570
U.S. Government agencies	165,906	154,649	151,912	136,487
Obligations of states, municipalities, and political subdivisions	98,104	93,990	84,188	79,306
Residential mortgage-backed securities
Agency	937,780	864,733	849,297	750,802
Non-agency	152,471	133,393	160,427	137,880
Commercial mortgage-backed securities
Agency	272,955	242,044	261,947	226,940
Corporate securities	38,596	36,679	40,623	38,462
Asset-backed securities	15,922	15,034	14,406	13,249
Total available-for-sale	$1,716,301	$1,575,240	$1,595,583	$1,415,696
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	$—	$605	$605
Total held-to-maturity	$—	$—	$605	$605

Certain securities in unrealized loss positions have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2025, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 298 investment securities with unrealized losses at June 30, 2025. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2025
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$5,004	4.25%	$29,563	4.00%	$—	—	$—	—
U.S. government agencies	23,724	1.69%	75,351	2.03%	59,750	2.59%	7,081	3.85%
Obligations of states, municipalities, and political subdivisions	5,811	3.71%	32,623	3.83%	25,858	3.61%	33,812	2.53%
Residential mortgage- backed securities
Agency	—	—	41,843	1.62%	49,336	2.79%	846,601	3.14%
Non-agency	—	—	—	—	—	—	152,471	2.96%
Commercial mortgage- backed securities
Agency	249	4.33%	8,510	5.52%	26,355	2.59%	237,841	3.32%
Corporate securities	—	—	24,583	5.30%	14,013	3.58%	—	—
Asset-backed securities	184	4.80%	3,287	4.32%	11,344	3.21%	1,107	5.56%
Total available-for-sale	$34,972	2.43%	$215,760	3.04%	$186,656	2.90%	$1,278,913	3.14%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.5 million at June 30, 2025, a decrease of $85,000 from December 31, 2024.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2025 or December 31, 2024.

Restricted Stock

As a member of the FHLB system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2025 and December 31, 2024, we held $18.6 million and $27.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2025 and December 31, 2024.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at June 30, 2025 and December 31, 2024 were $7.3 billion and $6.9 billion, respectively, an increase of $421.2 million, or 6.1%. Originated loans and leases were $6.6 billion at June 30, 2025, an increase of $362.2 million, or 5.8%, compared to $6.2 billion at December 31, 2024. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $722.0 million at June 30, 2025, an increase of $59.0 million, or 8.9%, compared to $663.0 million at December 31, 2024. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The increase in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by the First Security acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of June 30, 2025, the loan portfolio included $425.1 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 20.5% retail trade, 13.2% accommodation and food services, and 8.9% manufacturing. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,184,187	29.8%	$2,071,952	30.0%
Residential real estate	534,062	7.3%	513,422	7.4%
Construction, land development, and other land	416,118	5.6%	429,596	6.2%
Commercial and industrial	2,737,054	37.4%	2,509,083	36.3%
Installment and other	2,984	0.0%	3,847	0.1%
Leasing financing receivables	731,610	10.0%	715,899	10.4%
Total originated loans and leases	$6,606,015	90.1%	$6,243,799	90.4%
Purchased credit deteriorated loans
Commercial real estate	$84,747	1.2%	$82,934	1.2%
Residential real estate	27,076	0.4%	30,515	0.4%
Construction, land development, and other land	2,487	0.0%	—	—
Commercial and industrial	17,428	0.2%	14,081	0.2%
Installment and other	86	0.0%	105	0.0%
Total purchased credit deteriorated loans	$131,824	1.8%	$127,635	1.8%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$224,442	3.1%	$199,531	2.9%
Residential real estate	172,570	2.4%	182,165	2.6%
Construction, land development, and other land	61,897	0.8%	59,673	0.9%
Commercial and industrial	113,609	1.6%	93,969	1.4%
Installment and other	17,698	0.2%	14	0.0%
Leasing financing receivables	—	—	36	0.0%
Total acquired non-credit-deteriorated loans and leases	$590,216	8.1%	$535,388	7.8%
Total loans and leases	$7,328,055	100.0%	$6,906,822	100.0%
Allowance for credit losses - loans and leases	(107,727)		(97,988)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,220,328		$6,808,834

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 50.6% and 51.6% of the total loan and lease portfolio at June 30, 2025 and December 31, 2024, respectively.

Commercial Real Estate Loans. Commercial real estate ("CRE") loans comprised the largest portion of the real estate loan portfolio as of June 30, 2025 and December 31, 2024 and totaled $2.5 billion, or 67.3% of real estate loans and 34.0% of the total loan and lease portfolio at June 30, 2025. At December 31, 2024, commercial real estate loans totaled $2.4 billion and comprised 66.0% of real estate loans and 34.1% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans increased from $82.9 million as of December 31, 2024 to $84.7 million as of June 30, 2025, an increase of $1.8 million, or 2.2%.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the date presented:

	June 30, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$632,637	8.6%	$484,277	6.6%	$1,116,914	15.2%
Retail/Restaurant	368,054	5.0%	154,175	2.1%	522,229	7.1%
Office	93,934	1.3%	166,076	2.3%	260,010	3.5%
Gas Stations	109,835	1.5%	9,461	0.1%	119,296	1.6%
Shopping Center/Strip Mall	17,907	0.2%	79,709	1.1%	97,616	1.3%
Mixed Use	42,713	0.6%	45,151	0.6%	87,864	1.2%
Senior Housing/Healthcare	28,523	0.4%	22,388	0.3%	50,911	0.7%
Other(1)	143,452	2.0%	92,307	1.3%	235,759	3.2%
CRE, prior to deferred fees and costs	$1,437,055	19.6%	$1,053,544	14.4%	$2,490,599	34.0%
Net unamortized deferred fees and costs	3,905	0.1%	(1,128)	0.0%	2,777	0.1%
Total CRE	$1,440,960	19.7%	$1,052,416	14.4%	$2,493,376	34.1%

	June 30, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,096,566	15.0%	$616,426	8.4%	$1,712,992	23.4%
Wisconsin	71,542	1.0%	60,746	0.8%	132,288	1.8%
New Jersey	9,647	0.1%	101,698	1.4%	111,345	1.5%
California	42,260	0.6%	58,892	0.8%	101,152	1.4%
Florida	22,211	0.3%	45,067	0.6%	67,278	0.9%
Indiana	46,993	0.6%	16,047	0.2%	63,040	0.9%
Texas	23,454	0.3%	34,320	0.5%	57,774	0.8%
Michigan	25,547	0.3%	14,660	0.2%	40,207	0.5%
North Carolina	3,609	0.0%	23,685	0.3%	27,294	0.4%
Georgia	5,105	0.1%	19,758	0.3%	24,863	0.3%
All Others(2)	90,121	1.2%	62,245	0.8%	152,366	2.1%
CRE, prior to deferred fees and costs	$1,437,055	19.6%	$1,053,544	14.4%	$2,490,599	34.0%
Net unamortized deferred fees and costs	3,905	0.1%	(1,128)	0.0%	2,777	0.1%
Total CRE	$1,440,960	19.7%	$1,052,416	14.4%	$2,493,376	34.1%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the commercial real estate loan portfolio remained stable at June 30, 2025 compared to December 31, 2024. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 25.8% of total loans and leases held for investment at June 30, 2025 compared to 26.8% at December 31, 2024. CRE office represents 10.4% of our total CRE portfolio as of June 30, 2025, compared to 10.5% as of December 31, 2024. Geographically, CRE loans in Illinois increased to 23.4% of total loans and leases held for investment and represented 68.7% of total CRE loans at June 30, 2025, compared to 23.1% of total loans and leases held for investment and 67.8% of total CRE loans at December 31, 2024. CRE loans outside of Illinois comprised 10.6% of total loans and leases held for investment as of June 30, 2025, compared to 10.8% as of December 31, 2024.

Owner occupied CRE loans were $1.4 billion, or 19.7% of our loan and lease portfolio at June 30, 2025, compared to $1.4 billion, or 20.0% of our loan and lease portfolio at December 31, 2024, an increase of $62.2 million, or 4.5%. Non-owner occupied CRE loans were $1.1 billion , or 14.4% of our loan and lease portfolio at June 30, 2025, compared to $975.6 million, or 14.1% of our loan and lease portfolio at December 31, 2024, an increase of $76.8 million, or 7.9%. Non-owner occupied CRE loans were 84.0% and 82.6% of Byline Bank total capital, at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank total capital were 274.1% and 278.2%, respectively. We have not experienced portfolio concentration shift during the six months ended June 30, 2025, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $733.7 million at June 30, 2025 compared to $726.1 million at December 31, 2024, an increase of $7.6 million, or 1.0%. The residential real estate loan portfolio comprised 19.8% and 20.3% of real estate loans as of June 30, 2025 and December 31, 2024, respectively, and 10.0% and 10.4% of total loans and leases at June 30, 2025 and December 31, 2024, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $212.7 million at December 31, 2024 to $199.6 million at June 30, 2025, a decrease of $13.1 million, or 6.1%. Multifamily real estate loans were $440.6 million and $429.9 million, or 35.2% and 36.4% of Byline Bank total capital, at June 30, 2025 and December 31, 2024, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $480.5 million at June 30, 2025 compared to $489.3 million at December 31, 2024, a decrease of $8.8 million, or 1.8%. The construction, land development and other land loan portfolio comprised 13.0% and 13.7% of real estate loans at June 30, 2025 and December 31, 2024, respectively, and 6.6% and 7.1% of the total loan and lease portfolio at June 30, 2025 and December 31, 2024, respectively. The construction, land development and other land loan portfolio was 38.3% and 41.3% of Byline Bank total capital, at June 30, 2025 and December 31, 2024, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $2.9 billion at June 30, 2025 and $2.6 billion at December 31, 2024, an increase of $251.0 million, or 9.6%. The commercial and industrial loan portfolio comprised 39.1% and 37.9% of the total loan and lease portfolio at June 30, 2025 and December 31, 2024, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio, as of June 30, 2025, we had $727.1 million in sponsor finance loans outstanding, to 62 portfolio companies.

Lease financing receivables. Lease financing receivables comprised 10.0% and 10.4% of the loan and lease portfolio at June 30, 2025 and December 31, 2024, respectively. Total lease financing receivables were $731.6 million and $715.9 million at June 30, 2025 and December 31, 2024, respectively, an increase of $15.7 million, or 2.2%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2025 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$194,682	$275,223	$822,887	$455,298	$178,800	$104,456	$8,623	$144,218	$2,184,187
Residential real estate	27,573	19,109	179,303	159,533	14,104	76,510	49,887	8,043	534,062
Construction, land development, and other land	38,734	165,869	23,328	165,041	12,587	9,434	—	1,125	416,118
Commercial and industrial	44,196	591,006	431,640	1,175,736	180,005	275,892	29,348	9,231	2,737,054
Installment and other	243	52	1,697	834	158	—	—	—	2,984
Leasing financing receivables	31,009	—	666,856	—	33,745	—	—	—	731,610
Total originated loans and leases	$336,437	$1,051,259	$2,125,711	$1,956,442	$419,399	$466,292	$87,858	$162,617	$6,606,015
Purchased credit deteriorated loans
Commercial real estate	$17,862	$4,134	$30,440	$26,887	$97	$4,241	$957	$129	$84,747
Residential real estate	4,664	—	10,929	589	3,651	1,598	3,448	2,197	27,076
Construction, land development, and other land	51	—	—	2,436	—	—	—	—	2,487
Commercial and industrial	7,761	3,540	741	—	—	5,386	—	—	17,428
Installment and other	7	—	79	—	—	—	—	—	86
Total purchased credit deteriorated loans	$30,345	$7,674	$42,189	$29,912	$3,748	$11,225	$4,405	$2,326	$131,824
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$36,735	$20,400	$96,789	$22,120	$4,302	$33,940	$2,093	$8,063	$224,442
Residential real estate	7,744	9,167	44,264	3,821	8,257	8,477	5,488	85,352	172,570
Construction, land development, and other land	—	44,994	—	—	—	—	616	16,287	61,897
Commercial and industrial	6,264	6,506	49,116	10,288	39,810	1,625	—	—	113,609
Installment and other	20	9,467	144	8,067	—	—	—	—	17,698
Total acquired non-credit- deteriorated loans and leases	$50,763	$90,534	$190,313	$44,296	$52,369	$44,042	$8,197	$109,702	$590,216
Total loans and leases	$417,545	$1,149,467	$2,358,213	$2,030,650	$475,516	$521,559	$100,460	$274,645	$7,328,055

At June 30, 2025, 45.7% of the loan and lease portfolio bears interest at fixed rates and 54.3% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $107.7 million at June 30, 2025 compared to $98.0 million at December 31, 2024, an increase of $9.7 million or 9.9%. The increase was primarily due to increases associated with individually evaluated loans and adjustments from acquired purchased credit deteriorated ("PCD") loans. Total ACL to total loans and leases held for investment, net before ACL, was 1.47% and 1.42% of total loans and leases at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, approximately $34.6 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) for PCD loans	(193)	(84)	8	(54)	—	—	(323)
Provision/(recapture) for acquired non-credit-deteriorated loans	266	97	(98)	153	146	—	564
Provision/(recapture) for originated loans	7,013	1	(405)	3,986	10	911	11,516
Total provision/(recapture)	$7,086	$14	$(495)	$4,085	$156	$911	$11,757
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(2,502)	(70)	—	(2,373)	—	(639)	(5,584)
Total charge-offs	$(5,278)	$(70)	$—	$(2,373)	$—	$(639)	$(8,360)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	44	7	—	580	—	73	704
Total recoveries	$44	$7	$—	$580	$—	$73	$704
Net (charge-offs) recoveries	(5,234)	(63)	—	(1,793)	—	(566)	(7,656)
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ending ACL Balances
PCD loans	$2,028	$530	$1,160	$638	$1	$—	$4,357
Acquired non-credit-deteriorated loans	1,819	486	469	1,129	146	—	4,049
Originated loans	27,302	1,915	1,955	59,559	29	8,561	99,321
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Loans individually evaluated for impairment	$9,289	$119	$1,158	$15,757	$—	$—	$26,323
Loans collectively evaluated for impairment	21,860	2,812	2,426	45,569	176	8,561	81,404
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Loans and leases ending balance
Loans individually evaluated for impairment	$57,586	$1,421	$4,456	$48,600	$—	$—	$112,063
Loans collectively evaluated for impairment	2,435,790	732,287	476,046	2,819,491	20,768	731,610	7,215,992
Total loans and leases at June 30, 2025, gross	$2,493,376	$733,708	$480,502	$2,868,091	$20,768	$731,610	$7,328,055
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.15%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.14%	0.00%	0.00%	0.10%	0.00%	0.03%	0.27%
Total	0.29%	0.00%	0.00%	0.10%	0.00%	0.03%	0.42%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.79%	0.02%	0.06%	0.66%	0.00%	0.00%	1.53%
Loans collectively evaluated for impairment	33.24%	9.99%	6.50%	38.48%	0.28%	9.98%	98.47%
Total	34.03%	10.01%	6.56%	39.14%	0.28%	9.98%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) for PCD loans	(76)	(109)	5	(74)	—	—	(254)
Provision/(recapture) for acquired non-credit-deteriorated loans	213	67	152	151	147	—	730
Provision/(recapture) for originated loans	8,335	(37)	(170)	10,684	7	1,538	20,357
Total provision/(recapture)	$8,472	$(79)	$(13)	$10,761	$154	$1,538	$20,833
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs for originated loans	(4,111)	(70)	—	(7,689)	(21)	(1,264)	(13,155)
Total charge-offs	$(6,940)	$(70)	$—	$(7,699)	$(23)	$(1,264)	$(15,996)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	241	16	—	1,268	—	171	1,696
Total recoveries	$241	$16	$—	$1,268	$—	$171	$1,696
Net (charge-offs) recoveries	(6,699)	(54)	—	(6,431)	(23)	(1,093)	(14,300)
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ending ACL Balances
PCD loans	$2,028	$530	$1,160	$638	$1	$—	$4,357
Acquired non-credit-deteriorated loans	1,819	486	469	1,129	146	—	4,049
Originated loans	27,302	1,915	1,955	59,559	29	8,561	99,321
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Loans individually evaluated for impairment	$9,289	$119	$1,158	$15,757	$—	$—	$26,323
Loans collectively evaluated for impairment	21,860	2,812	2,426	45,569	176	8,561	81,404
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Loans and leases ending balance
Loans individually evaluated for impairment	$57,586	$1,421	$4,456	$48,600	$—	$—	$112,063
Loans collectively evaluated for impairment	2,435,790	732,287	476,046	2,819,491	20,768	731,610	7,215,992
Total loans and leases at June 30, 2025, gross	$2,493,376	$733,708	$480,502	$2,868,091	$20,768	$731,610	$7,328,055
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.11%	0.00%	0.00%	0.19%	0.00%	0.03%	0.33%
Total	0.19%	0.00%	0.00%	0.19%	0.00%	0.03%	0.41%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.79%	0.02%	0.06%	0.66%	0.00%	0.00%	1.53%
Loans collectively evaluated for impairment	33.24%	9.99%	6.50%	38.48%	0.28%	9.98%	98.47%
Total	34.03%	10.01%	6.56%	39.14%	0.28%	9.98%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2024	$31,440	$3,348	$2,930	$56,231	$33	$8,384	$102,366
Provision/(recapture) for PCD loans	(3,396)	(109)	22	1,302	—	—	(2,181)
Provision/(recapture) for acquired non-credit-deteriorated loans	(142)	(201)	(215)	(20)	(1)	—	(579)
Provision/(recapture) for originated loans	(89)	(16)	(14)	9,279	(2)	480	9,638
Total provision/(recapture)	$(3,627)	$(326)	$(207)	$10,561	$(3)	$480	$6,878
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	—	—	—	(140)
Charge-offs for originated loans	(302)	—	—	(9,530)	—	(680)	(10,512)
Total charge-offs	$(442)	$—	$—	$(9,530)	$—	$(680)	$(10,652)
Recoveries for PCD loans	1	—	—	—	—	—	1
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	480	1	—	322	—	334	1,137
Total recoveries	$481	$1	$—	$322	$—	$334	$1,138
Net (charge-offs) recoveries	39	1	—	(9,208)	—	(346)	(9,514)
Balance at June 30, 2024	27,852	3,023	2,723	57,584	30	8,518	$99,730
Ending ACL balances
PCD loans	$3,997	$768	$172	$3,024	$1	$—	$7,962
Acquired non-credit-deteriorated loans	1,744	438	409	1,290	1	1	3,883
Originated loans	22,111	1,817	2,142	53,270	28	8,517	87,885
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Loans collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans and leases ending balance
Acquired impaired loans	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Acquired non-impaired loans and leases and originated loans individually evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases at June 30, 2024, gross	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Originated loans	(0.01)%	0.00%	0.00%	0.54%	0.00%	0.02%	0.55%
Total	0.00%	0.00%	0.00%	0.54%	0.00%	0.02%	0.56%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.53%	0.04%	0.00%	0.51%	0.00%	0.00%	1.10%
Loans collectively evaluated for impairment	32.75%	10.51%	7.70%	37.58%	0.04%	10.32%	98.90%
Total	33.28%	10.55%	7.70%	38.09%	0.04%	10.32%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for PCD loans	(2,767)	(134)	(39)	955	—	—	(1,985)
Provision/(recapture) for acquired non-credit-deteriorated loans	(186)	(198)	(198)	(62)	(1)	(2)	(647)
Provision/(recapture) for originated loans	150	(142)	54	15,504	(5)	840	16,401
Total provision/(recapture)	$(2,803)	$(474)	$(183)	$16,397	$(6)	$838	$13,769
Charge-offs for PCD loans	(74)	—	—	—	—	—	(74)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(3,285)	—	—	(13,091)	—	(1,053)	(17,429)
Total charge-offs	$(3,499)	$—	$—	$(13,149)	$—	$(1,053)	$(17,701)
Recoveries for PCD loans	5	—	—	—	—	—	5
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	912	2	—	554	—	503	1,971
Total recoveries	$917	$2	$—	$554	$—	$503	$1,976
Net (charge-offs) recoveries	(2,582)	2	—	(12,595)	—	(550)	(15,725)
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Ending ACL Balances							—
PCD loans	$3,997	$768	$172	$3,024	$1	$—	$7,962
Acquired non-credit-deteriorated loans	1,744	438	409	1,290	1	1	3,883
Originated loans	22,111	1,817	2,142	53,270	28	8,517	87,885
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans individually evaluated for impairment	$7,329	$57	$—	$16,185	$—	$—	$23,571
Loans collectively evaluated for impairment	20,523	2,966	2,723	41,399	30	8,518	76,159
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Loans and leases ending balance
Loans individually evaluated for impairment	$36,755	$3,788	$—	$35,210	$—	$—	$75,753
Loans collectively evaluated for impairment	2,256,953	724,007	530,777	2,589,812	2,845	711,057	6,815,451
Total loans and leases at June 30, 2024, gross	$2,293,708	$727,795	$530,777	$2,625,022	$2,845	$711,057	$6,891,204
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Originated loans	0.07%	0.00%	0.00%	0.37%	0.00%	0.02%	0.46%
Total	0.08%	0.00%	0.00%	0.37%	0.00%	0.02%	0.47%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.53%	0.04%	0.00%	0.51%	0.00%	0.00%	1.10%
Loans collectively evaluated for impairment	32.75%	10.51%	7.70%	37.58%	0.04%	10.32%	98.90%
Total	33.28%	10.55%	7.70%	38.09%	0.04%	10.32%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at June 30, 2025 and December 31, 2024 totaled $72.5 million and $67.2 million, with the increase driven mainly by increases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $8.8 million at June 30, 2025 and $9.9 million at December 31, 2024.

Total other real estate owned ("OREO") decreased from $5.2 million at December 31, 2024 to $4.9 million at June 30, 2025. The decrease in OREO resulted from sales of OREO properties.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2025	2024
Non-performing assets:
Non-accrual loans and leases(1)(2)	$67,552	$62,076
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	67,552	62,076
Other real estate owned	4,946	5,170
Total non-performing assets	$72,498	$67,246
Total non-performing loans and leases as a percentage of total loans and leases	0.92%	0.90%
Total non-accrual loans and leases as a percentage of total loans and leases	0.92%	0.90%
Total non-performing assets as a percentage of total assets	0.75%	0.71%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	159.47%	157.85%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	159.47%	157.85%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$8,819	$9,862
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$8,819	$9,862
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.76%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.76%
Total non-performing assets not guaranteed as a percentage of total assets	0.66%	0.60%

(1)
Includes $12.3 million and $2.8 million of non-accrual loan modifications at June 30, 2025 and December 31, 2024, respectively.
(2)
For the six months ended June 30, 2025 and 2024, $2.8 million and $3.1 million in interest income would have been recorded had non-accrual loans been current.

Deposits

Our loan and lease growth is funded primarily through core deposits. We gather deposits primarily through each of our 44 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile, and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at June 30, 2025 were $7.8 billion, representing an increase of $351.9 million, or 4.7%, compared to $7.5 billion at December 31, 2024, driven by an increase in money market demand accounts. Non-interest-bearing deposits were $1.8 billion, or 22.7% of total deposits, at June 30, 2025, a decrease of $17.1 million, or 1.0%, compared to $1.8 billion at December 31, 2024, or 23.5% of total deposits. Core deposits were 86.6% and 85.9% of total deposits at June 30, 2025 and December 31, 2024, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	June 30, 2025		June 30, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,802,639	0.00%	$1,817,133	0.00%
Interest-bearing checking accounts	820,341	1.74%	717,513	2.30%
Money market demand accounts	2,905,465	3.14%	2,270,231	3.54%
Other savings	506,874	0.11%	514,192	0.15%
Time deposits (below $100,000)	715,057	3.86%	906,103	4.84%
Time deposits ($100,000 and above)	1,095,852	4.05%	1,045,345	4.72%
Total	$7,846,228	2.27%	$7,270,517	2.63%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,766,689	0.00%	$1,845,728	0.00%
Interest checking	793,281	1.73%	653,960	2.01%
Money market accounts	2,757,010	3.10%	2,253,777	3.54%
Savings	495,852	0.11%	523,052	0.15%
Time deposits (below $100,000)	761,906	4.01%	944,097	4.79%
Time deposits ($100,000 and above)	1,054,670	4.18%	1,027,805	4.80%
Total	$7,629,408	2.28%	$7,248,419	2.60%

Our average cost of deposits was 2.27% during the three months ended June 30, 2025, compared to 2.63% for the three months ended June 30, 2024. Our average cost of deposits was 2.28% during the six months ended June 30, 2025, compared to 2.60% for the six months ended June 30, 2024. These decreases were principally attributed to lower rates paid on time deposits and changes in deposit mix. The ratio of our average non-interest bearing deposits to total average deposits was 23.0% during the three months ended June 30, 2025, compared to 25.0% during the three months ended June 30, 2024. The ratio of our average non-interest bearing deposits to total average deposits ratios was 23.2% during the six months ended June 30, 2025 compared to 25.5% during the six months ended June 30, 2024.

We had $125.6 million in brokered time deposits at June 30, 2025 and $364.8 million at December 31, 2024, which represented 1.6% and 4.9% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of June 30, 2025 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$373,987	$144,558	$518,545	$67,558
Over three months through six months	536,276	208,415	744,691	83,915
Over six months through 12 months	251,673	92,482	344,155	36,232
Over 12 months	55,054	19,641	74,695	10,891
Total	$1,216,990	$465,096	$1,682,086	$198,596

Total estimated uninsured deposits were $2.6 billion and $2.2 billion as of June 30, 2025 and December 31, 2024. Estimated uninsured deposits reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At June 30, 2025 and December 31, 2024, we had an available borrowing capacity from the FHLB of $3.0 billion and $2.7 billion, respectively, subject to the availability of collateral. At June 30, 2025, the Company had $380.0 million of FHLB advances outstanding with a maturities ranging from July 2025 to September 2025.

On January 17, 2024, the Company entered into a Letter Agreement with the Federal Reserve Bank ("FRB") that allowed us to access the Bank Term Funding Program ("BTFP"). On January 22, 2024, the Company opened an advance of $200.0 million from the FRB as part of the BTFP. Under the terms of the BTFP, the Bank pledged securities to FRB Chicago as collateral for available advances. The advance carried a fixed interest rate of 4.91%. Advances under the BTFP were prepayable at any time without a prepayment penalty. On September 19, 2024, the Company repaid the BTFP advance in full.

The Company also has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the FRB discount window line as of June 30, 2025 and December 31, 2024. The Company pledges loans as collateral for any borrowings under the FRB discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$282,348	$266,566
Maximum outstanding at any month-end period during the year	550,000	670,000
Balance outstanding at end of period	380,000	670,000
Weighted average interest rate during period(1)	1.89%	2.01%
Weighted average interest rate at end of period	4.52%	5.46%
Federal funds purchased:
Average balance outstanding	$—	$701
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	6.05%
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$—	$176,923
Maximum outstanding at any month-end period during the year	—	200,000
Balance outstanding at end of period	—	200,000
Weighted average interest rate during period	N/A	4.92%
Weighted average interest rate at end of period	N/A	4.91%
Term Loan:
Average balance outstanding	$1,446	$15,842
Maximum outstanding at any month-end period during the year	—	16,667
Balance outstanding at end of period	—	15,000
Weighted average interest rate during period	6.97%	7.81%
Weighted average interest rate at end of period	N/A	7.63%
Revolving Line of Credit:
Average balance outstanding	$—	$2,658
Maximum outstanding at any month-end period during the year	—	7,500
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	9.05%
Weighted average interest rate at end of period	N/A	N/A

(1) Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16 - Derivative Instruments and Hedge Activities of the notes to condensed consolidated financial statements contained in Item 1 of this report for further information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $2.0 million, from $32.1 million at December 31, 2024 to $34.1 million at June 30, 2025.

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

As of June 30, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $758.3 million from the FRB. As of June 30, 2025, Byline Bank had open FHLB advances of $380.0 million and open letters of credit of $14.2 million. Based on collateral, our available aggregate borrowing capacity at June 30, 2025 was $1.3 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at June 30, 2025.

As of December 31, 2024, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $792.3 million from the FRB. As of December 31, 2024, Byline Bank had open FHLB advances of $575.0 million and open letters of credit of $11.5 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2024 was $1.1 billion. In addition, Byline Bank had an uncommitted federal funds line available of $127.5 million available at December 31, 2024.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 24, 2026. The revolving line of credit bears interest at either Secured Overnight Financing Rate plus 205 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2025 and December 31, 2024, the line of credit had a no outstanding balance.

The variable term loan was paid off in January 2025. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

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

Capital Resources

Stockholders’ equity at June 30, 2025 was $1.2 billion compared to $1.1 billion at December 31, 2024, an increase of $100.9 million, or 9.2%. The increase was primarily driven by an increase in retained earnings and the issuance of shares of our common stock in connection with the acquisition of First Security.

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

As of June 30, 2025, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized". There have been no conditions or events since June 30, 2025 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,321,090	14.87%	$710,516	8.00%	N/A	N/A
Bank	1,252,193	14.15%	708,029	8.00%	$885,036	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,139,101	12.83%	$532,887	6.00%	N/A	N/A
Bank	1,145,202	12.94%	531,021	6.00%	$708,029	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,052,101	11.85%	$399,665	4.50%	N/A	N/A
Bank	1,145,202	12.94%	398,266	4.50%	$575,273	6.50%
Tier 1 capital to average assets:
Company	$1,139,101	11.92%	$382,234	4.00%	N/A	N/A
Bank	1,145,202	12.00%	381,594	4.00%	$476,992	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,242,391	14.74%	$674,471	8.00%	N/A	N/A
Bank	1,181,699	14.07%	672,045	8.00%	$840,056	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,073,042	12.73%	$505,853	6.00%	N/A	N/A
Bank	1,087,350	12.94%	504,033	6.00%	$672,045	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$986,042	11.70%	$379,390	4.50%	N/A	N/A
Bank	1,087,350	12.94%	378,025	4.50%	$546,036	6.50%
Tier 1 capital to average assets:
Company	$1,073,042	11.74%	$365,470	4.00%	N/A	N/A
Bank	1,087,350	11.92%	364,899	4.00%	$456,124	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint Current Expected Credit Loss ("CECL") transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the three years beginning January 1, 2022. Accordingly, capital ratios as of June 30, 2025 reflect 100% of the CECL impact and December 31, 2024 reflect 75% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2025.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2025 the Company received $40.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2024, the Company received $46.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024, and we did not purchase any shares of our common stock under the stock repurchase program during 2024.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.8% of the Company’s outstanding common stock at December 31, 2024. The Company purchased 543,599 and 569,599 shares under this program during the three and six months ended June 30, 2025.

Dividends declared on common shares were $4.6 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. Dividends paid on common shares were $4.8 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. Dividends declared on common shares were $9.1 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. Dividends paid on common shares were $9.1 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively.

On July 22, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on August 18, 2025 to stockholders of record of our common stock as of August 4, 2025.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2046. Variable rate loan commitments have interest rates ranging from 3.50% to 17.75% and maturities up to 2048.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2025 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2025
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$19,827	$—
Interest rate swaps designated as fair value hedges	100,000	99	—
Other interest rate derivatives	1,125,181	14,580	(14,717)
Other credit derivatives	15,745	10	(18)

See Note 16—Derivative Instruments and Hedge Activities of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2025, included in this report, and Note 21—Segment Information of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include merger-related expenses, secondary public offering of common stock expenses, and impairment charges on right-of-use ("ROU") assets, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include impairment charges on right-of -use assets, secondary public offering of common stock expenses, and merger-related expenses.
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
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on right-of-use assets, secondary public offering of common stock expenses, and merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on right-of-use assets, secondary public offering of common stock expenses, and merger-related expenses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income and earnings per share excluding significant items
Reported Net Income	$30,082	$29,671	$58,330	$60,111
Significant items:
Merger-related expense	4,450	—	5,087	—
Secondary public offering of common stock expenses	413	—	413	—
Impairment charges on ROU assets	—	—	—	194
Tax benefit	(1,117)	—	(1,251)	(52)
Adjusted Net Income	$33,828	$29,671	$62,579	$60,253
Reported Diluted Earnings per Share	$0.66	$0.68	$1.30	$1.37
Significant items:
Merger-related expense	0.10	—	0.11	—
Secondary public offering of common stock expenses	0.01	—	0.01	—
Impairment charges on ROU assets	—	—	—	—
Tax benefit	(0.02)	—	(0.03)	—
Adjusted Diluted Earnings per Share	$0.75	$0.68	$1.39	$1.37

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Adjusted non-interest expense:
Non-interest expense	$59,602	$53,210	$116,031	$107,019
Less: Merger-related expenses	4,450	—	5,087	—
Less: Secondary public offering of common stock expenses	413	—	413	—
Less: Impairment charges on ROU assets	—	—	—	194
Adjusted non-interest expense	$54,739	$53,210	$110,531	$106,825
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$54,739	$53,210	$110,531	$106,825
Less: Amortization of intangible assets	1,499	1,345	2,617	2,690
Adjusted non-interest expense excluding amortization of intangible assets	$53,240	$51,865	$107,914	$104,135
Pre-tax pre-provision net income:
Pre-tax income	$38,928	$40,115	$76,400	$80,677
Add: Provision for credit losses	11,923	6,045	21,102	12,688
Pre-tax pre-provision net income	$50,851	$46,160	$97,502	$93,365
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$50,851	$46,160	$97,502	$93,365
Add: Merger-related expenses	4,450	—	5,087	—
Add: Secondary public offering of common stock expenses	413	—	413	—
Add: Impairment charges on ROU assets	—	—	—	194
Adjusted pre-tax pre-provision net income	$55,714	$46,160	$103,002	$93,559
Taxable equivalent net interest income:
Net interest income	$95,970	$86,526	$184,186	$172,067
Add: Tax-equivalent adjustment	231	229	460	462
Net interest income, fully taxable equivalent	$96,201	$86,755	$184,646	$172,529
Total revenues:
Net interest income	$95,970	$86,526	$184,186	$172,067
Add: non-interest income	14,483	12,844	29,347	28,317
Total revenues	$110,453	$99,370	$213,533	$200,384
Tangible common stockholders' equity:
Total stockholders' equity	$1,192,416	$1,033,014	$1,192,416	$1,033,014
Less: Goodwill and other intangibles	203,508	200,788	203,508	200,788
Tangible common stockholders' equity	$988,908	$832,226	$988,908	$832,226
Tangible assets:
Total assets	$9,720,218	$9,633,815	$9,720,218	$9,633,815
Less: Goodwill and other intangibles	203,508	200,788	203,508	200,788
Tangible assets	$9,516,710	$9,433,027	$9,516,710	$9,433,027
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,178,554	$1,008,802	$1,144,550	$1,003,804
Less: Average goodwill and other intangibles	203,767	201,428	200,658	202,101
Average tangible common stockholders' equity	$974,787	$807,374	$943,892	$801,703
Average tangible assets:
Average total assets	$9,633,817	$9,140,736	$9,411,526	$9,085,839
Less: Average goodwill and other intangibles	203,767	201,428	200,658	202,101
Average tangible assets	$9,430,050	$8,939,308	$9,210,868	$8,883,738
Tangible net income:
Net income	$30,082	$29,671	$58,330	$60,111
Add: After-tax intangible asset amortization	1,107	987	1,933	1,973
Tangible net income	$31,189	$30,658	$60,263	$62,084
Adjusted tangible net income:
Tangible net income	$31,189	$30,658	$60,263	$62,084
Add: Merger-related expenses	4,450	—	5,087	—
Add: Secondary public offering of common stock expenses	413	—	413	—
Add: Impairment charges on ROU assets	—	—	—	194
Add: Tax benefit on significant items	(1,117)	—	(1,251)	(52)
Adjusted tangible net income	$34,935	$30,658	$64,512	$62,226

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$50,851	$46,160	$97,502	$93,365
Average total assets	9,633,817	9,140,736	9,411,526	9,085,839
Pre-tax pre-provision return on average assets	2.12%	2.03%	2.09%	2.07%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$55,714	$46,160	$103,002	$93,559
Average total assets	9,633,817	9,140,736	9,411,526	9,085,839
Adjusted pre-tax pre-provision return on average assets:	2.32%	2.03%	2.21%	2.07%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$96,201	$86,755	$184,646	$172,529
Total average interest-earning assets	9,208,156	8,743,462	8,998,055	8,673,521
Net interest margin, fully taxable equivalent	4.19%	3.99%	4.14%	4.00%
Non-interest income to total revenues:
Non-interest income	$14,483	$12,844	$29,347	$28,317
Total revenues	110,453	99,370	213,533	200,384
Non-interest income to total revenues	13.11%	12.93%	13.74%	14.13%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$54,739	$53,210	$110,531	$106,825
Average total assets	9,633,817	9,140,736	9,411,526	9,085,839
Adjusted non-interest expense to average assets	2.28%	2.34%	2.37%	2.36%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$53,240	$51,865	$107,914	$104,135
Total revenues	110,453	99,370	213,533	200,384
Adjusted efficiency ratio	48.20%	52.19%	50.54%	51.97%
Adjusted return on average assets:
Adjusted net income	$33,828	$29,671	$62,579	$60,253
Average total assets	9,633,817	9,140,736	9,411,526	9,085,839
Adjusted return on average assets	1.41%	1.31%	1.34%	1.33%
Adjusted return on average stockholders' equity:
Adjusted net income	$33,828	$29,671	$62,579	$60,253
Average stockholders' equity	1,178,554	1,008,802	1,144,550	1,003,804
Adjusted return on average stockholders' equity	11.51%	11.83%	11.03%	12.07%
Tangible common equity to tangible assets:
Tangible common equity	$988,908	$832,226	$988,908	$832,226
Tangible assets	9,516,710	9,433,027	9,516,710	9,433,027
Tangible common equity to tangible assets	10.39%	8.82%	10.39%	8.82%
Return on average tangible common stockholders' equity:
Tangible net income	$31,189	$30,658	$60,263	$62,084
Average tangible common stockholders' equity	974,787	807,374	943,892	801,703
Return on average tangible common stockholders' equity	12.83%	15.27%	12.87%	15.57%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$34,935	$30,658	$64,512	$62,226
Average tangible common stockholders' equity	974,787	807,374	943,892	801,703
Adjusted return on average tangible common stockholders' equity	14.37%	15.27%	13.78%	15.61%
Tangible book value per share:
Tangible common equity	$988,908	$832,226	$988,908	$832,226
Common shares outstanding	45,866,649	44,180,829	45,866,649	44,180,829
Tangible book value per share	$21.56	$18.84	$21.56	$18.84

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

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the Federal Home Loan Bank our other borrowings, and deposits from our customers that we rely on for funding. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, from time to time purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of June 30, 2025, we had a notional amount of $1.9 billion of interest rate derivatives outstanding that includes customer derivatives and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2025 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Twelve Months Ending June 30,		As of
Basis Point Change in Interest Rates	2026	2027	June 30, 2025
+300	10.1%	15.1%	(14.0)%
+200	7.5%	10.7%	(8.9)%
+100	4.1%	5.7%	(4.3)%
-100	(2.9)%	(4.9)%	3.9%
-200	(5.6)%	(10.1)%	6.1%
-300	(6.5)%	(13.7)%	5.6%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 2.2% and 4.2%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.7% and 5.4%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2025 until December 31, 2025 unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements.

The table below includes information regarding purchases of our common stock during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
April 1 - April 30, 2025	105,973	$24.34	102,000	1,224,000
May 1 - May 31, 2025	25,390	26.37	23,364	1,200,636
June 1 - June 30, 2025	624,668	24.42	418,235	782,401
Total	756,031	$24.48	543,599
(1)
Includes 212,432 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

10.1

Second Amendment to Second Amended and Restated Term Loan and Revolving Credit Agreement, dated May
21, 2025, but effective May 25, 2025, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025 and incorporated herein by reference)

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 7, 2025	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)