Form 10-Q
period 2025-09-30
BYLINE BANCORP, INC.
filed 2025-11-07
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 45,819,227 shares outstanding as of November 3, 2025

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$70,406	$58,759
Interest bearing deposits with other banks	188,610	504,379
Cash and cash equivalents	259,016	563,138
Equity and other securities, at fair value	10,461	9,865
Securities available-for-sale, at fair value (amortized cost at September 30, 2025—$1,635,582 December 31, 2024—$1,595,583)	1,512,194	1,415,696
Securities held-to-maturity, at amortized cost (fair value at December 31, 2024 —$605)	—	605
Restricted stock, at cost	15,934	27,452
Loans held for sale	20,566	3,200
Loans and leases:
Loans and leases	7,440,755	6,906,822
Allowance for credit losses - loans and leases	(105,717)	(97,988)
Net loans and leases	7,335,038	6,808,834
Servicing assets, at fair value	19,019	18,952
Premises and equipment, net	58,785	60,502
Other real estate owned	4,220	5,170
Goodwill and other intangible assets, net	202,014	198,098
Bank-owned life insurance	106,575	100,083
Deferred tax assets, net	49,918	56,458
Accrued interest receivable and other assets	218,635	228,476
Total assets	$9,812,375	$9,496,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,932,869	$1,756,098
Interest-bearing deposits	5,895,328	5,702,530
Total deposits	7,828,197	7,458,628
Other borrowings	361,286	618,773
Subordinated notes, net	148,971	74,040
Junior subordinated debentures issued to capital trusts, net	71,272	70,890
Accrued interest payable and other liabilities	164,967	182,701
Total liabilities	8,574,693	8,405,032
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	471	455
Additional paid-in capital	758,089	717,763
Retained earnings	615,784	533,901
Treasury stock, at cost	(56,959)	(46,935)
Accumulated other comprehensive loss, net of tax	(79,703)	(113,687)
Total stockholders’ equity	1,237,682	1,091,497
Total liabilities and stockholders’ equity	$9,812,375	$9,496,529

	September 30, 2025		December 31, 2024
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	47,867,689	—	46,252,693
Shares outstanding	—	45,859,977	—	44,459,584
Treasury shares	—	2,007,712	—	1,793,109

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$132,401	$128,336	$381,830	$378,651
Interest on securities	13,289	11,260	39,323	31,508
Other interest and dividend income	2,917	6,840	6,831	16,167
Total interest and dividend income	148,607	146,436	427,984	426,326
INTEREST EXPENSE
Deposits	42,857	52,076	129,286	145,641
Other borrowings	1,502	3,919	4,733	12,203
Subordinated notes and debentures	4,377	2,986	9,908	8,960
Total interest expense	48,736	58,981	143,927	166,804
Net interest income	99,871	87,455	284,057	259,522
PROVISION FOR CREDIT LOSSES	5,298	7,475	26,400	20,163
Net interest income after provision for credit losses	94,573	79,980	257,657	239,359
NON-INTEREST INCOME
Fees and service charges on deposits	2,741	2,591	8,077	7,566
Loan servicing revenue	3,062	3,174	9,176	9,754
Loan servicing asset revaluation	(1,294)	(2,183)	(4,495)	(5,354)
ATM and interchange fees	1,015	1,143	3,108	3,381
Net losses on sales of securities available-for-sale	—	—	(37)	—
Change in fair value of equity securities, net	(298)	388	596	390
Net gains on sales of loans	6,981	5,864	17,333	17,433
Wealth management and trust income	1,366	1,101	3,522	3,200
Other non-interest income	2,291	2,307	7,931	6,332
Total non-interest income	15,864	14,385	45,211	42,702
NON-INTEREST EXPENSE
Salaries and employee benefits	37,492	34,974	111,563	102,838
Occupancy and equipment expense, net	4,531	4,373	14,122	14,296
Loan and lease related expenses	1,274	703	3,039	2,129
Legal, audit and other professional fees	3,876	3,643	11,970	10,070
Data processing	4,903	4,215	15,060	12,396
Net (gain) loss recognized on other real estate owned and other related expenses	617	74	615	(86)
Other intangible assets amortization expense	1,494	1,345	4,111	4,035
Other non-interest expense	6,331	5,000	16,069	15,668
Total non-interest expense	60,518	54,327	176,549	161,346
INCOME BEFORE PROVISION FOR INCOME TAXES	49,919	40,038	126,319	120,715
PROVISION FOR INCOME TAXES	12,719	9,710	30,789	30,276
NET INCOME	$37,200	$30,328	$95,530	$90,439
EARNINGS PER COMMON SHARE
Basic	$0.82	$0.70	$2.14	$2.08
Diluted	$0.82	$0.69	$2.12	$2.07

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$37,200	$30,328	$95,530	$90,439
Securities available-for-sale
Unrealized holding gains arising during the period	17,515	53,138	56,322	41,010
Reclassification adjustments for net losses included in net income	—	—	37	—
Tax effect	(4,578)	(14,172)	(14,732)	(10,937)
Net of tax	12,937	38,966	41,627	30,073
Cash flow hedges
Unrealized holding gains (losses) arising during the period	527	(3,784)	894	2,417
Reclassification adjustments for net gains included in net income	(3,777)	(4,637)	(11,242)	(14,192)
Tax effect	849	2,246	2,705	3,141
Net of tax	(2,401)	(6,175)	(7,643)	(8,634)
Total other comprehensive income	10,536	32,791	33,984	21,439
Comprehensive income	$47,736	$63,119	$129,514	$111,878

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2024	44,180,829	$452	$710,792	$481,232	$(47,993)	$(111,469)	$1,033,014
Net income	—	—	—	30,328	—	—	30,328
Other comprehensive income, net of tax	—	—	—	—	—	32,791	32,791
Issuance of common stock upon exercise of stock options, net	205,652	2	2,314	—	—	—	2,316
Restricted stock activity, net	(1,775)	—	(137)	—	89	—	(48)
Cash dividends declared on common stock ($0.09 per share)	—	—	—	(3,984)	—	—	(3,984)
Share-based compensation expense	—	—	1,895	—	—	—	1,895
Balance, September 30, 2024	44,384,706	$454	$714,864	$507,576	$(47,904)	$(78,678)	$1,096,312

Balance, January 1, 2024	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	90,439	—	—	90,439
Other comprehensive income, net of tax	—	—	—	—	—	21,439	21,439
Issuance of common stock upon exercise of stock options, net	293,638	2	2,205	—	(671)	—	1,536
Restricted stock activity, net	294,256	1	(3,411)	—	1,696	—	(1,714)
Issuance of common stock in connection with employee stock purchase plan	32,756	—	—	—	778	—	778
Cash dividends declared on common stock ($0.27 per share)	—	—	—	(11,899)	—	—	(11,899)
Share-based compensation expense	—	—	5,582	—	—	—	5,582
Balance,September 30, 2024	44,384,706	$454	$714,864	$507,576	$(47,904)	$(78,678)	$1,096,312

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416
Net income	—	—	—	37,200	—	—	37,200
Other comprehensive income, net of tax	—	—	—	—	—	10,536	10,536
Issuance of common stock upon exercise of stock options, net	11,812	—	137	—	—	—	137
Restricted stock activity, net	(11,060)	—	(389)	—	249	—	(140)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,586)	—	—	(4,586)
Repurchases of common stock	(7,424)	—	—	—	(193)	—	(193)
Share-based compensation expense	—	—	2,312	—	—	—	2,312
Balance, September 30, 2025	45,859,977	$471	$758,089	$615,784	$(56,959)	$(79,703)	$1,237,682

Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	95,530	—	—	95,530
Other comprehensive income, net of tax	—	—	—	—	—	33,984	33,984
Issuance of common stock upon exercise of stock options, net	141,158	—	(22)	—	(1,324)	—	(1,346)
Restricted stock activity, net	218,526	—	(7,628)	—	4,442	—	(3,186)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(13,647)	—	—	(13,647)
Repurchases of common stock	(577,023)	—	—	—	(13,976)	—	(13,976)
Share-based compensation expense	—	—	6,689	—	—	—	6,689
Balance, September 30, 2025	45,859,977	$471	$758,089	$615,784	$(56,959)	$(79,703)	$1,237,682

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,530	$90,439
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	26,400	20,163
Impairment loss on premises and equipment	—	1,069
Impairment loss on operating lease right-of-use asset	—	194
Depreciation and amortization of premises and equipment	3,410	3,829
Net accretion of securities	(4,116)	(1,383)
Net change in fair value of equity securities	(596)	(390)
Net losses on sales of securities available-for-sale	37	—
Net gains on sales of and disposal of premises and equipment	(843)	(477)
Net gains on sales of loans	(17,333)	(17,433)
Net gains on sales of leases	(119)	—
Originations of U.S. government guaranteed loans	(256,994)	(230,848)
Proceeds from U.S. government guaranteed loans sold	214,197	216,376
Accretion of premiums and discounts on acquired loans, net	(8,101)	(10,922)
Net change in servicing assets	(67)	899
Net losses (gains) on sales and valuation adjustments of other real estate owned	491	(37)
Net amortization of other acquisition accounting adjustments	4,206	4,877
Amortization of subordinated debt issuance cost	133	131
Loss on extinguishment of subordinated debt	843	—
Accretion of junior subordinated debentures discount	382	331
Share-based compensation expense	6,689	5,582
Deferred tax provision	1,969	4,523
Increase in cash surrender value of bank owned life insurance	(2,630)	(2,396)
Gain on death benefit on bank owned life insurance	(587)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,077)	16,107
Accrued interest payable and other liabilities	19,848	21,641
Net cash provided by operating activities	81,672	122,275
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(151,270)	(316,869)
Proceeds from maturities and calls of securities available-for-sale	65,883	88,330
Proceeds from paydowns of securities available-for-sale	124,307	110,708
Proceeds from sales of securities available-for-sale	14,221	—
Proceeds from maturities and calls of securities held-to-maturity	605	550
Redemptions (purchases) of Federal Home Loan Bank stock, net	11,518	(6,439)
Proceeds from leases sold	12,184	—
Net change in loans and leases	(407,077)	(208,445)
Purchases of premises and equipment	(3,481)	(1,892)
Proceeds from sales of premises and equipment	—	365
Proceeds from sales of assets held for sale	2,146	2,221
Proceeds from sales of other real estate owned	1,304	740
Proceeds from bank owned life insurance death benefit	1,736	—
Net cash received in acquisition of business	61,834	—
Net cash used in investing activities	(266,090)	(330,731)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$90,282	$320,046
Repayments of line of credit	—	(11,250)
Repayments of term loan	(11,667)	(5,000)
Proceeds from short-term borrowings	5,890,000	2,170,000
Repayments of short-term borrowings	(6,145,000)	(2,025,000)
Proceeds from BTFP advances	—	200,000
Repayments of BTFP advances	—	(200,000)
Proceeds from subordinated debt, net	73,955	—
Net increase (decrease) in securities sold under agreements to repurchase	9,180	(5,154)
Dividends paid on common stock	(13,658)	(11,920)
Proceeds from issuance of common stock	1,180	3,194
Repurchases of common stock	(13,976)	—
Net cash provided by financing activities	(119,704)	434,916
NET CHANGE IN CASH AND CASH EQUIVALENTS	(304,122)	226,460
CASH AND CASH EQUIVALENTS, beginning of period	563,138	226,136
CASH AND CASH EQUIVALENTS, end of period	$259,016	$452,596
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$151,591	$167,158
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$677	$35
Right-of-use assets exchanged for operating lease liabilities	$2,175	$1,803
Common share withholding	$5,003	$2,716
Due from counterparties - loans sold, not settled	$24,616	$23,491
Total assets acquired from acquisition	$321,991	$—
Value ascribed to goodwill	$147	$—
Total liabilities assumed from acquisition	$280,634	$—
Common stock issued due to acquisition of business	$41,303	$—
Common dividend declared, not paid	$(11)	$(21)

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2025 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements as of December 31, 2024 and 2023.

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

On October 1, 2025, the Company redeemed $75.0 million of the outstanding principal amount of subordinated notes due 2030 at a redemption price equal to 100% of the aggregate principal plus accrued interest of $1.9 million. Refer to Note 13—Subordinated Notes and Junior Subordinated Debentures for additional discussion.

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

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $788,000, core system conversion expenses of $696,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. There were no merger-related expenses for the three months ended September 30, 2025.

There were $408,000 of acquisition advisory expenses and $3,000 of core system conversion expenses included as merger-related expenses in the three and nine months ended September 30, 2024.

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

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2024 and for the nine months ended September 30, 2025, as if the acquisition had occurred on January 1, 2024. The pro forma results combine the historical results of First Security into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
(dollars in thousands, other than per share, unaudited)	2024	2025	2024
Total revenues (net interest income and non-interest income)	$104,853	$332,187	$312,121
Net income	31,716	99,540	90,930
Earnings per share—basic	$0.70	$2.20	$2.02
Earnings per share—diluted	0.70	2.19	2.01

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through September 30, 2025. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale and securities held-to-maturity as of the dates shown and the corresponding amounts of gross unrealized gains and losses:

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,609	$248	$(50)	$—	$34,807
U.S. Government agencies	134,512	187	(9,669)	—	125,030
Obligations of states, municipalities, and political subdivisions	94,974	607	(3,427)	14	92,168
Residential mortgage-backed securities
Agency	906,948	7,642	(71,261)	43	843,372
Non-agency	148,263	271	(17,261)	33	131,306
Commercial mortgage-backed securities
Agency	267,804	887	(29,725)	46	239,012
Corporate securities	33,582	3	(1,187)	2	32,400
Asset-backed securities	14,890	39	(832)	2	14,099
Total	$1,635,582	$9,884	$(133,412)	$140	$1,512,194

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

There were no securities classified as held-to-maturity as of September 30, 2025. The Company did not classify securities as trading during the three and nine months ended September 30, 2025 or during 2024.

The Company hedges the fair value of certain fixed-rate investment securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,931	$(50)	$4,931	$(50)
U.S. Government agencies	19	3,435	(9)	103,031	(9,660)	106,466	(9,669)
Obligations of states, municipalities and political subdivisions	34	2,718	(45)	41,835	(3,382)	44,553	(3,427)
Residential mortgage-backed securities
Agency	106	10,533	(107)	468,994	(71,154)	479,527	(71,261)
Non-agency	20	—	—	105,893	(17,261)	105,893	(17,261)
Commercial mortgage-backed securities
Agency	56	17,507	(513)	161,102	(29,212)	178,609	(29,725)
Corporate securities	15	—	—	30,404	(1,187)	30,404	(1,187)
Asset-backed securities	1	—	—	6,107	(832)	6,107	(832)
Total	252	$34,193	$(674)	$922,297	$(132,738)	$956,490	$(133,412)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$9,808	$(15)	$22,762	$(198)	$32,570	$(213)
U.S. Government agencies	22	13,629	(33)	120,222	(15,393)	133,851	(15,426)
Obligations of states, municipalities and political subdivisions	79	20,271	(418)	49,154	(4,641)	69,425	(5,059)
Residential mortgage-backed securities
Agency	129	183,980	(3,879)	472,665	(96,031)	656,645	(99,910)
Non-agency	22	37,882	(1,361)	91,303	(21,192)	129,185	(22,553)
Commercial mortgage-backed securities
Agency	53	63,959	(1,887)	139,283	(33,280)	203,242	(35,167)
Corporate securities	21	2,470	(21)	35,992	(2,140)	38,462	(2,161)
Asset-backed securities	1	—	—	5,829	(1,170)	5,829	(1,170)
Total	334	$331,999	$(7,614)	$937,210	$(174,045)	$1,269,209	$(181,659)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 252 securities available-for-sale with unrealized losses at September 30, 2025. There was no allowance for credit losses for held-to-maturity debt securities at September 30, 2025 or December 31, 2024. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Accrued interest receivable on securities totaled $5.2 million at September 30, 2025 and $4.9 million at December 31, 2024, respectively, and are included in accrued interest receivable and other assets line item in the Condensed Consolidated Statement of Financial Condition. The amounts are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities available-for-sale, and the associated gains and losses were as follows for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Proceeds	$—	$—	$14,221	$—
Gross gains	—	—	90	—
Gross losses	—	—	127	—

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	September 30, 2025	December 31, 2024
Public fund deposits	$480,047	$471,249
Customer repurchase agreements	51,353	42,022
Letters of credit	33,735	26,703
Federal Reserve Bank	—	—
Total pledged securities	$565,135	$539,974

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2025, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$19,034	$19,026
Due from one to five years	160,309	155,498
Due from five to ten years	91,566	85,618
Due after ten years	41,658	38,362
Mortgage-backed securities	1,323,015	1,213,690
Total	$1,635,582	$1,512,194

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	September 30,	December 31,
	2025	2024
Commercial real estate	$2,519,258	$2,351,227
Residential real estate	755,345	725,425
Construction, land development, and other land	466,360	490,445
Commercial and industrial	2,925,805	2,612,767
Installment and other	16,578	3,901
Lease financing receivables	744,431	709,757
Total loans and leases	7,427,777	6,893,522
Net unamortized deferred fees and costs	6,878	7,122
Initial direct costs	6,100	6,178
Allowance for credit losses - loans and leases	(105,717)	(97,988)
Net loans and leases	$7,335,038	$6,808,834

	September 30,	December 31,
	2025	2024
Lease financing receivables
Net minimum lease payments	$693,616	$675,754
Unguaranteed residual values	141,012	120,839
Unearned income	(90,197)	(86,836)
Total lease financing receivables	744,431	709,757
Initial direct costs	6,100	6,178
Lease financial receivables before allowance for credits losses - loans and leases	$750,531	$715,935

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. Fair value adjustments for acquired loans are included in total loans and leases. At September 30, 2025 and December 31, 2024, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $106.2 million and $97.6 million, respectively. At September 30, 2025 and December 31, 2024, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.6 million, which is included in total loans and leases. At September 30, 2025 and December 31, 2024, commercial and industrial loans included overdraft deposits of $566,000 and $1.0 million, respectively, which were reclassified as loans. At September 30, 2025 and December 31, 2024, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $2.0 billion, respectively. Accrued interest on loans and leases was $35.7 million and $35.2 million at September 30, 2025 and December 31, 2024, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of September 30, 2025 are summarized as follows:

Minimum Lease Payments
Remainder of 2025	$64,234
2026	251,633
2027	184,575
2028	116,576
2029	57,398
Thereafter	19,200
Total	$693,616

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

September 30, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,234,986	$71,359	$215,801	$2,522,146
Residential real estate	552,984	24,061	178,896	755,941
Construction, land development, and other land	412,032	2,513	50,493	465,038
Commercial and industrial	2,804,434	19,193	106,827	2,930,454
Installment and other	2,431	81	14,133	16,645
Lease financing receivables	750,531	—	—	750,531
Total loans and leases	$6,757,398	$117,207	$566,150	$7,440,755

December 31, 2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,071,952	$82,934	$199,531	$2,354,417
Residential real estate	513,422	30,515	182,165	726,102
Construction, land development, and other land	429,596	—	59,673	489,269
Commercial and industrial	2,509,083	14,081	93,969	2,617,133
Installment and other	3,847	105	14	3,966
Lease financing receivables	715,899	—	36	715,935
Total loans and leases	$6,243,799	$127,635	$535,388	$6,906,822

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $3.7 million and $4.2 million as of the dates presented:

	September 30, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$114,891	$71,359	$123,780	$82,934
Residential real estate	68,246	24,061	75,023	30,515
Construction, land development, and other land	2,649	2,513	6,656	—
Commercial and industrial	21,665	19,193	16,671	14,081
Installment and other	745	81	769	105
Total purchased credit deteriorated loans	$208,196	$117,207	$222,899	$127,635

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $3.8 million and $3.4 million at September 30, 2025 and December 31, 2024, respectively, were as follows for the dates presented:

	September 30, 2025		December 31, 2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$221,070	$215,801	$205,558	$199,531
Residential real estate	189,795	178,896	194,768	182,165
Construction, land development, and other land	50,788	50,493	60,051	59,673
Commercial and industrial	110,526	106,827	98,156	93,969
Installment and other	14,165	14,133	21	14
Lease financing receivables	—	—	36	36
Total acquired non-credit-deteriorated loans and leases	$586,344	$566,150	$558,590	$535,388

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the nine months ended September 30, 2025, there were $23.5 million of revolving loans that were converted to term loans. During the year ended December 31, 2024, $67.3 million of revolving loans that were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the nine months ended September 30, 2025 and year ended December 31, 2024:

	Term loans amortized cost by origination year						Revolving	Total
September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$245,864	$298,157	$216,371	$411,086	$449,138	$608,861	$19,636	$2,249,113
Watch	1,787	13,798	36,034	36,665	31,189	72,443	—	191,916
Special Mention	—	1,127	2,680	1,982	8,499	19,688	—	33,976
Substandard	—	6,067	8,136	4,397	7,113	21,428	—	47,141
Total	$247,651	$319,149	$263,221	$454,130	$495,939	$722,420	$19,636	$2,522,146
Gross charge-offs, nine months ended September 30, 2025	$—	$—	$210	$245	$228	$10,499	$—	$11,182
Residential Real Estate
Pass	$63,138	$38,379	$71,102	$74,343	$69,386	$209,505	$65,644	$591,497
Watch	—	4,173	1,117	52,332	27,840	76,048	1,225	162,735
Special Mention	—	—	—	—	—	—	347	347
Substandard	—	—	545	—	—	817	—	1,362
Total	$63,138	$42,552	$72,764	$126,675	$97,226	$286,370	$67,216	$755,941
Gross charge-offs, nine months ended September 30, 2025	$—	$—	$—	$—	$—	$70	$—	$70
Construction, Land Development, & Land
Pass	$29,140	$89,580	$158,398	$56,769	$36,494	$6,708	$—	$377,089
Watch	—	700	357	35,043	3,204	19,491	—	58,795
Special Mention	—	—	—	15,577	10,448	51	—	26,076
Substandard	—	—	—	3,078	—	—	—	3,078
Total	$29,140	$90,280	$158,755	$110,467	$50,146	$26,250	$—	$465,038
Gross charge-offs, nine months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$364,607	$364,283	$372,075	$389,306	$206,189	$217,371	$609,553	$2,523,384
Watch	1,403	14,845	36,716	31,530	27,366	18,400	78,347	208,607
Special Mention	1,417	2,952	43,753	10,208	35,495	949	50,104	144,878
Substandard	—	3,497	6,039	23,273	2,357	10,992	7,427	53,585
Total	$367,427	$385,577	$458,583	$454,317	$271,407	$247,712	$745,431	$2,930,454
Gross charge-offs, nine months ended September 30, 2025	$—	$1,664	$2,004	$4,316	$1,001	$2,943	$522	$12,450
Installment and Other
Pass	$1,578	$209	$139	$46	$286	$7,803	$6,584	$16,645
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,578	$209	$139	$46	$286	$7,803	$6,584	$16,645
Gross charge-offs, nine months ended September 30, 2025	$—	$—	$—	$—	$20	$4	$—	$24
Lease Financing Receivables
Pass	$240,941	$213,814	$177,449	$85,912	$25,507	$2,827	$—	$746,450
Watch	—	235	430	22	—	—	—	687
Special Mention	—	—	—	—	—	18	—	18
Substandard	76	666	829	1,221	568	16	—	3,376
Total	$241,017	$214,715	$178,708	$87,155	$26,075	$2,861	$—	$750,531
Gross charge-offs, nine months ended September 30, 2025	$50	$238	$539	$497	$400	$48	$—	$1,772
Total Loans and Leases
Risk Rating
Pass	$945,268	$1,004,422	$995,534	$1,017,462	$787,000	$1,053,075	$701,417	$6,504,178
Watch	3,190	33,751	74,654	155,592	89,599	186,382	79,572	622,740
Special Mention	1,417	4,079	46,433	27,767	54,442	20,706	50,451	205,295
Substandard	76	10,230	15,549	31,969	10,038	33,253	7,427	108,542
Total	$949,951	$1,052,482	$1,132,170	$1,232,790	$941,079	$1,293,416	$838,867	$7,440,755
Gross charge-offs, nine months ended September 30, 2025	$50	$1,902	$2,753	$5,058	$1,649	$13,564	$522	$25,498

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans
Commercial Real Estate
Pass	$317,250	$216,761	$412,057	$456,671	$216,103	$427,163	$13,741	$2,059,746
Watch	5,865	36,337	18,184	37,623	32,658	73,394	—	204,061
Special Mention	125	6,546	3,841	6,040	2,531	24,580	—	43,663
Substandard	—	827	4,247	9,376	2,829	29,668	—	46,947
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417
Gross charge-offs, year ended December 31, 2024	$—	$1,425	$598	$282	$717	$2,660	$—	$5,682
Residential Real Estate
Pass	$42,468	$70,603	$123,124	$116,874	$47,982	$219,558	$59,323	$679,932
Watch	—	592	15,890	—	14,005	9,395	1,448	41,330
Special Mention	—	—	—	—	1,351	—	—	1,351
Substandard	—	575	27	95	186	1,593	1,013	3,489
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$61,645	$143,414	$104,421	$87,816	$22,188	$2,800	$345	$422,629
Watch	—	2,279	33,871	13,418	—	3,067	—	52,635
Special Mention	—	2,566	1,070	10,369	—	—	—	14,005
Substandard	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$399,247	$403,346	$463,495	$235,788	$83,485	$167,959	$512,779	$2,266,099
Watch	1,326	60,040	35,588	31,619	1,991	19,758	63,114	213,436
Special Mention	—	1,298	8,100	21,605	2,951	11,797	30,515	76,266
Substandard	920	5,838	26,235	6,682	2,564	12,690	6,403	61,332
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133
Gross charge-offs, year ended December 31, 2024	$184	$4,695	$5,917	$2,664	$1,754	$12,919	$—	$28,133
Installment and Other
Pass	$723	$298	$76	$33	$1	$368	$2,438	$3,937
Watch	—	—	—	—	—	—	4	4
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	2	25
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966
Gross charge-offs, year ended December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$1
Lease Financing Receivables
Pass	$281,246	$237,739	$130,877	$50,196	$11,905	$218	$—	$712,181
Watch	280	658	41	—	6	—	—	985
Special Mention	—	—	—	—	116	—	—	116
Substandard	66	598	1,211	765	13	—	—	2,653
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935
Gross charge-offs, year ended December 31, 2024	$—	$863	$799	$649	$190	$34	$—	$2,535
Total Loans and Leases
Pass	$1,102,579	$1,072,161	$1,234,050	$947,378	$381,664	$818,066	$588,626	$6,144,524
Watch	7,471	99,906	103,574	82,660	48,660	105,614	64,566	512,451
Special Mention	125	10,410	13,011	38,014	6,949	36,377	30,515	135,401
Substandard	986	7,838	31,720	16,941	5,592	43,951	7,418	114,446
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822
Gross charge-offs, year ended December 31, 2024	$184	$6,983	$7,314	$3,595	$2,661	$15,614	$—	$36,351

At September 30, 2025 and at December 31, 2024, there were no loans or leases that were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$247,651	$312,662	$254,345	$450,659	$491,635	$706,906	$19,636	$2,483,494
30-59 Days Past Due	—	—	—	849	—	833	—	1,682
60-89 Days Past Due	—	420	1,703	290	2,641	757	—	5,811
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	6,067	7,173	2,332	1,663	13,924	—	31,159
Total Past Due	—	6,487	8,876	3,471	4,304	15,514	—	38,652
Total	$247,651	$319,149	$263,221	$454,130	$495,939	$722,420	$19,636	$2,522,146
Residential Real Estate
Current	$63,138	$42,552	$72,764	$126,548	$97,226	$284,076	$66,996	$753,300
30-59 Days Past Due	—	—	—	101	—	277	220	598
60-89 Days Past Due	—	—	—	—	—	97	—	97
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	26	—	1,920	—	1,946
Total Past Due	—	—	—	127	—	2,294	220	2,641
Total	$63,138	$42,552	$72,764	$126,675	$97,226	$286,370	$67,216	$755,941
Construction, Land Development, & Land
Current	$29,140	$90,280	$158,755	$94,890	$50,146	$26,250	$—	$449,461
30-59 Days Past Due	—	—	—	12,366	—	—	—	12,366
60-89 Days Past Due	—	—	—	3,211	—	—	—	3,211
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	15,577	—	—	—	15,577
Total	$29,140	$90,280	$158,755	$110,467	$50,146	$26,250	$—	$465,038
Commercial & Industrial
Current	$367,098	$382,717	$449,742	$441,657	$270,141	$239,085	$743,387	$2,893,827
30-59 Days Past Due	—	—	—	294	—	6	183	483
60-89 Days Past Due	329	1,487	4,623	1,615	61	1,164	99	9,378
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,373	4,218	10,751	1,205	7,457	1,762	26,766
Total Past Due	329	2,860	8,841	12,660	1,266	8,627	2,044	36,627
Total	$367,427	$385,577	$458,583	$454,317	$271,407	$247,712	$745,431	$2,930,454
Installment and Other
Current	$1,578	$209	$139	$46	$286	$7,803	$6,584	$16,645
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$1,578	$209	$139	$46	$286	$7,803	$6,584	$16,645
Lease Financing Receivables
Current	$237,998	$210,057	$173,585	$84,184	$24,758	$2,766	$—	$733,348
30-59 Days Past Due	2,222	2,509	2,501	700	288	54	—	8,274
60-89 Days Past Due	797	1,483	1,793	1,050	474	25	—	5,622
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual		666	829	1,221	555	16	—	3,287
Total Past Due	3,019	4,658	5,123	2,971	1,317	95	—	17,183
Total	$241,017	$214,715	$178,708	$87,155	$26,075	$2,861	$—	$750,531
Total Loans and Leases
Current	$946,603	$1,038,477	$1,109,330	$1,197,984	$934,192	$1,266,886	$836,603	$7,330,075
30-59 Days Past Due	2,222	2,509	2,501	14,310	288	1,170	403	23,403
60-89 Days Past Due	1,126	3,390	8,119	6,166	3,176	2,043	99	24,119
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	8,106	12,220	14,330	3,423	23,317	1,762	63,158
Total Past Due	3,348	14,005	22,840	34,806	6,887	26,530	2,264	110,680
Total	$949,951	$1,052,482	$1,132,170	$1,232,790	$941,079	$1,293,416	$838,867	$7,440,755

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$323,240	$259,084	$435,352	$504,816	$251,522	$528,332	$13,741	$2,316,087
30-59 Days Past Due	—	560	—	421	278	4,044	—	5,303
60-89 Days Past Due	—	—	—	90	316	5,607	—	6,013
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	827	2,977	4,383	2,005	16,822	—	27,014
Total Past Due	—	1,387	2,977	4,894	2,599	26,473	—	38,330
Total	$323,240	$260,471	$438,329	$509,710	$254,121	$554,805	$13,741	$2,354,417

Residential Real Estate
Current	$42,468	$71,770	$138,794	$116,874	$63,524	$227,682	$60,331	$721,443
30-59 Days Past Due	—	—	220	—	—	1,185	440	1,845
60-89 Days Past Due	—	—	—	—	—	218	—	218
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	27	95	—	1,461	1,013	2,596
Total Past Due	—	—	247	95	—	2,864	1,453	4,659
Total	$42,468	$71,770	$139,041	$116,969	$63,524	$230,546	$61,784	$726,102

Construction, Land Development, & Land
Current	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$61,645	$148,259	$139,362	$111,603	$22,188	$5,867	$345	$489,269

Commercial & Industrial
Current	$400,574	$463,578	$519,192	$290,304	$89,163	$203,606	$609,806	$2,576,223
30-59 Days Past Due	142	1,547	2,102	8	294	2,846	150	7,089
60-89 Days Past Due	—	317	1,715	25	705	871	400	4,033
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	777	5,080	10,409	5,357	829	4,881	2,455	29,788
Total Past Due	919	6,944	14,226	5,390	1,828	8,598	3,005	40,910
Total	$401,493	$470,522	$533,418	$295,694	$90,991	$212,204	$612,811	$2,617,133

Installment and Other
Current	$723	$294	$76	$33	$1	$368	$2,442	$3,937
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	4	—	—	—	—	—	4
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	23	—	—	2	25
Total Past Due	—	4	—	23	—	—	2	29
Total	$723	$298	$76	$56	$1	$368	$2,444	$3,966

Lease Financing Receivables
Current	$277,222	$234,755	$129,539	$49,009	$11,915	$217	$—	$702,657
30-59 Days Past Due	2,890	1,803	795	470	53	—	—	6,011
60-89 Days Past Due	1,414	1,839	584	717	59	1	—	4,614
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	66	598	1,211	765	13	—	—	2,653
Total Past Due	4,370	4,240	2,590	1,952	125	1	—	13,278
Total	$281,592	$238,995	$132,129	$50,961	$12,040	$218	$—	$715,935

Total Loans and Leases
Current	$1,105,872	$1,177,740	$1,362,315	$1,072,639	$438,313	$966,072	$686,665	$6,809,616
30-59 Days Past Due	3,032	3,910	3,117	899	625	8,075	590	20,248
60-89 Days Past Due	1,414	2,160	2,299	832	1,080	6,697	400	14,882
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	843	6,505	14,624	10,623	2,847	23,164	3,470	62,076
Total Past Due	5,289	12,575	20,040	12,354	4,552	37,936	4,460	97,206
Total	$1,111,161	$1,190,315	$1,382,355	$1,084,993	$442,865	$1,004,008	$691,125	$6,906,822

Total non-accrual loans without an allowance included $3.2 million of commercial real estate loans, $876,000 of residential real estate, and $3.2 million of commercial and industrial loans as of September 30, 2025. The Company recognized $910,000 and $2.8 million of interest income on non-accrual loans and leases for the three and nine months ended September 30, 2025, respectively.

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

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the periods presented:

September 30, 2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Provision/(recapture)	(720)	(171)	1,147	4,652	(68)	257	5,097
Charge-offs	(4,242)	—	—	(4,751)	(1)	(508)	(9,502)
Recoveries	792	7	—	1,534	—	62	2,395
Ending balance	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Nine months ended
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture)	7,752	(250)	1,134	15,413	86	1,795	25,930
Charge-offs	(11,182)	(70)	—	(12,450)	(24)	(1,772)	(25,498)
Recoveries	1,033	23	—	2,802	—	233	4,091
Ending balance	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ending balance:
Individually evaluated for impairment	$5,821	$179	$1,166	$12,685	$—	$—	$19,851
Collectively evaluated for impairment	21,158	2,588	3,565	50,076	107	8,372	85,866
Total allowance for credit losses - loans and leases	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717

Loans and leases ending balance:
Individually evaluated for impairment	$47,060	$1,421	$3,078	$40,245	$—	$—	$91,804
Collectively evaluated for impairment	2,475,086	754,520	461,960	2,890,209	16,645	750,531	7,348,951
Total loans and leases	$2,522,146	$755,941	$465,038	$2,930,454	$16,645	$750,531	$7,440,755

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, loans acquired with deteriorated credit quality, and corresponding loan and lease balances by type for the periods presented:

September 30, 2024	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Provision/(recapture)	1,210	(121)	(115)	6,286	16	321	7,597
Charge-offs	(1,615)	—	—	(6,948)	—	(496)	(9,059)
Recoveries	193	3	—	313	—	83	592
Ending balance	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Nine months ended
Beginning balance	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision	(1,592)	(595)	(298)	22,683	10	1,158	21,366
Charge-offs	(5,113)	—	—	(20,097)	—	(1,549)	(26,759)
Recoveries	1,108	5	—	867	—	587	2,567
Ending balance	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ending balance:
Individually evaluated for impairment	$6,547	$82	$—	$18,364	$—	$—	$24,993
Collectively evaluated for impairment	21,093	2,823	2,608	38,871	46	8,426	73,867
Total allowance for credit losses - loans and leases	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860

Loans and leases ending balance:
Individually evaluated for impairment	$34,260	$3,591	$—	$50,627	$—	$—	$88,478
Collectively evaluated for impairment	2,328,087	706,781	499,812	2,540,928	3,981	711,379	6,790,968
Total loans and leases	$2,362,347	$710,372	$499,812	$2,591,555	$3,981	$711,379	$6,879,446

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company decreased the allowance for credit losses - loans and leases by $2.0 million and increased it by $7.7 million for the three and nine months ended September 30, 2025, respectively. During the second quarter of 2025, a $3.2 million adjustment was made to the allowance for credit losses to account for acquired PCD loans, as a result of the First Security acquisition. The Company decreased the allowance for credit losses - loans and leases by $870,000 and $2.8 million for the three and nine months ended September 30, 2024, respectively.

For loans individually evaluated for impairment, the Company decreased the allowance for credit losses - loans and leases by $6.5 million and $3.7 million for the three and nine months ended September 30, 2025, and increased the allowance for credit losses for loans individually evaluated by $1.4 million and recaptured $2.2 million for the three and nine months ended September 30, 2024, respectively.

For loans and leases collectively evaluated for impairment, the allowance for credit losses increased by $4.5 million and $11.4 million for the three and nine months ended September 30, 2025, respectively. For loans and leases collectively evaluated for impairment, the allowance for credit losses decreased by $2.3 million and decreased by $578,000 for the three and nine months ended September 30, 2024, respectively.

For the nine months ended September 30, 2025, the increase in the allowance for credit losses - loans and leases was mainly due to the PCD adjustment related to the First Security acquisition, growth in the loan and lease portfolio, and worsening macroeconomic conditions.

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the periods presented:

Three Months Ended September 30, 2025	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$95	243	$338	0.01%
Total modified loans	$95	$243	$338	0.00%

Nine Months Ended September 30, 2025	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$1,596	243	$1,839	0.06%
Total modified loans	$1,596	$243	$1,839	0.02%

For the three months ended September 30, 2025, the financial effect of the term modification presented above reflects a six-month extension of maturity date. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 60 month extension of maturity date, a 2.5% reduction in the contractual rate, and other miscellaneous term adjustments.

For the nine months ended September 30, 2025, the financial effect of the term modification presented above reflects a 12 month extension of maturity date. The financial effects of the modifications are estimated using a weighted average based on loan or lease amortized cost. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 60 month extension of maturity date, a 2.5% reduction in the contractual rate, and other miscellaneous term adjustments.

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

The financial effect of the loan modifications presented above for the three and nine months ended September 30, 2024, reflects a five-months and four-months weighted average extension of maturity date, respectively.

The following table presents the amortized cost basis of loans that had a payment default as of the dates presented, and were modified in the twelve months prior to default:

September 30, 2025	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$6,946	$6,946	0.3%
Commercial and industrial	2,109	2,109	0.1%
Total modified loans	$9,055	$9,055	0.1%

September 30, 2024	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial real estate	$2,836	$2,836	0.1%
Commercial and industrial	8,232	8,232	0.3%
Total modified loans	$11,068	$11,068	0.2%

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

There was $1.7 million and $2.1 million in outstanding commitments on modified loans as of September 30, 2025 and December 31, 2024.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

September 30, 2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$14,543	$32,517	$—	$—	$—	$47,060
Residential real estate	—	—	—	—	876	545	—	1,421
Construction, land development, and other land	2,461	616	—	—	—	—	—	3,077
Commercial and industrial	—	—	—	—	—	—	30,735	30,735
Total	$2,461	$616	$14,543	$32,517	$876	$545	$30,735	$82,293

December 31, 2024	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$6,723	$29,697	$—	$—	$—	$36,420
Residential real estate	—	—	—	—	790	575	—	1,365
Commercial and industrial	—	—	—	—	—	—	30,512	30,512
Total	$—	$—	$6,723	$29,697	$790	$575	$30,512	$68,297

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance	$3,136	$2,555	$2,391	$3,636
Adjustment for acquired loans	—	—	476	—
Provision/(recapture) for unfunded commitments	201	(122)	470	(1,203)
Ending balance	$3,337	$2,433	$3,337	$2,433

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$18,797	$19,617	$18,952	$19,844
Additions, net	1,516	1,511	4,562	4,455
Changes in fair value	(1,294)	(2,183)	(4,495)	(5,354)
Ending balance	$19,019	$18,945	$19,019	$18,945

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	September 30,	December 31,
	2025	2024
Loan portfolios serviced for:
SBA guaranteed loans	$1,547,498	$1,522,389
USDA guaranteed loans	188,119	190,503
Total	$1,735,617	$1,712,892

Loan servicing revenue totaled $3.1 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. Loan servicing revenue totaled $9.2 million and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.3 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $4.5 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in an decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 15—Fair Value Measurement for further details.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$4,946	$780	$5,170	$1,200
Acquisitions of OREO through business combination	—	—	168	—
Net additions/(reductions) to OREO	81	30	677	35
Proceeds from sales of OREO	(288)	(260)	(1,304)	(740)
Gains on sales of OREO	31	(18)	162	37
Valuation adjustments	(550)	—	(653)	—
Ending balance	$4,220	$532	$4,220	$532

At September 30, 2025 and December 31, 2024, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2025 and December 31, 2024, there was $1.1 million and $818,000 of consumer mortgage loans secured by residential real estate properties in foreclosure, respectively.

There were no internally financed sales of OREO for the three and nine months ended September 30, 2025 or 2024.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Operating lease right-of-use asset	Accrued interest receivable and other assets	$9,746	$9,797
Operating lease liability	Accrued interest payable and other liabilities	10,596	10,949

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank ("FHLB") regular advance rate, adjusted for the lease term and other factors. At September 30, 2025, the weighted average discount rate of operating leases was 3.51% and the weighted average remaining life of operating leases was 4.8 years, compared to 3.19% and 5.0 years as of December 31, 2024.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$625	$666	$2,013	$2,051
Short-term lease cost	148	120	428	386
Variable lease cost	449	423	1,314	1,257
Less: Sublease income	(136)	(131)	(404)	(391)
Total lease cost, net	$1,086	$1,078	$3,351	$3,303

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $899,000 and $950,000 for the three months ended September 30, 2025 and 2024, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $2.7 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company recorded $33,000 and $687,000 of right-of-use lease assets in exchange for operating lease liabilities for the three months ended September 30, 2025 and 2024, respectively. The Company recorded $2.2 million and $1.8 million of right-of-use lease assets in exchange for operating lease liabilities for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in the of the second quarter of 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense. There has been no impairment related to leases for the three or nine months ended September 30, 2025.

The future minimum lease payments for operating leases, subsequent to September 30, 2025, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2025	$813
2026	3,160
2027	2,232
2028	1,929
2029	1,717
Thereafter	1,954
Total undiscounted lease payments	11,805
Less: Imputed interest	(1,209)
Net lease liabilities	$10,596

The total amount of minimum rentals to be received in the future on these subleases is approximately $2.0 million, and the leases have contractual lives extending to 2036. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended September 30,
	2025			2024
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$20,678	$978	$181,705	$17,837	$1,246
Additions	—	—	—	—	—	—
Amortization	—	(1,427)	(67)	—	(1,278)	(67)
Ending balance	$181,852	$19,251	$911	$181,705	$16,559	$1,179
Accumulated amortization	N/A	$61,345	$2,305	N/A	$56,157	$2,037
Weighted average remaining amortization period	N/A	8.0 Years	3.4 Years	N/A	7.7 years	4.4 years

	For the Nine Months Ended September 30,
	2025			2024
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380
Additions	147	7,880	—	—	—	—
Amortization	—	(3,910)	(201)	—	(3,834)	(201)
Ending balance	$181,852	$19,251	$911	$181,705	$16,559	$1,179
Accumulated amortization	N/A	$61,345	$2,305	N/A	$56,157	$2,037
Weighted average remaining amortization period	N/A	8.0 Years	3.4 Years	N/A	7.7 years	4.4 years

The Company added additional goodwill and core deposit intangible assets in conjunction with the First Security acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2025:

Estimated Amortization
Remainder of 2025	$1,494
2026	4,940
2027	3,895
2028	3,162
2029	2,337
Thereafter	4,334
Total	$20,162

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the nine months ended September 30, 2025 and 2024 was 24.4% and 25.1%, respectively. The Company recorded a discrete income tax benefit of $1.5 million and $1.3 million related to the exercise of stock options and vesting of restricted shares for the nine months ended September 30, 2025 and 2024, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Net deferred tax assets decreased to $49.9 million at September 30, 2025 compared to $56.5 million at December 31, 2024. The net decrease in the total net deferred tax assets was primarily a result of the recognition of tax attributes from the First Security acquisition, offset by decreases in the unrealized losses on available-for-sale securities.

During the second quarter 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

During July 2025, H.R. 1 was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company has evaluated the impact of this law on future periods and has determined the impact to be immaterial.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	September 30,	December 31,
	2025	2024
Non-interest-bearing demand deposits	$1,932,869	$1,756,098
Interest-bearing checking accounts	868,922	767,835
Money market demand accounts	2,957,995	2,518,157
Other savings	488,894	483,650
Time deposits (below $250,000)	1,151,764	1,498,277
Time deposits ($250,000 and above)	427,753	434,611
Total deposits	$7,828,197	$7,458,628

At September 30, 2025, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2025	$726,805
2026	835,734
2027	13,208
2028	1,767
2029	1,177
Thereafter	826
Total	$1,579,517

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	September 30,	December 31,
	2025	2024
Federal Home Loan Bank advances	$320,000	$575,000
Securities sold under agreements to repurchase	41,286	32,106
Term loan	—	11,667
Line of credit	—	—
Total	$361,286	$618,773

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2025 and December 31, 2024, there were no outstanding advances under the Federal Reserve Bank ("FRB") discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

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

At September 30, 2025, the Company had one $250.0 million variable-rate FHLB advance outstanding with an interest rate of 4.29% and maturity in December 2025. We also had one $70.0 million fixed-rate advance with an interest rate of 4.22% and maturity in October 2025. Advances from the FHLB are collateralized by residential real estate loans and commercial real estate loans. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2025 and December 31, 2024, the line of credit had no outstanding balance.

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

The variable term loan was paid in full in January 2025, and at September 30, 2025, there was no outstanding balance. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of the dates presented:

	September 30,	December 31,
	2025	2024
Federal Home Loan Bank line	$3,059,862	$2,700,234
Federal Reserve Bank of Chicago discount window line	796,725	792,345
Available federal funds lines	135,000	127,500

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

In 2020, the Company issued $75.0 million in fixed-to-floating rate subordinated notes with a maturity date of July 1, 2030. The subordinated notes bore a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to the three-month SOFR, plus 588 basis points thereafter. As of July 1, 2025, the floating rate was 10.17%. The transaction resulted in debt issuance costs of approximately $1.7 million. On August 22, 2025, the Company provided notice of full redemption to the holders of the subordinated notes. On October 1, 2025, the Company redeemed the entire $75.0 million outstanding principal amount of subordinated notes due 2030 at a redemption price equal to 100% of the aggregate principal plus accrued interest of $1.9 million.

In connection with the notice of full redemption, the Company recognized an $843,000 loss on the early debt extinguishment, which is reflected in other non-interest expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. As of September 30, 2025, the liability outstanding of the subordinated notes issued in 2020 was $75.0 million.

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030 and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.0 million that will be amortized over 10 years. As of September 30, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $74.0 million.

The subordinated notes qualify as Tier 2 capital for regulatory capital purposes. At September 30, 2025, the subordinated notes issued in 2020 qualified for inclusion at 80% due to phase out rules for subordinated debt with a remaining maturity of five years or less. The subordinated notes issued in 2025 qualify for 100% inclusion in Tier 2 capital.

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

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	September 30, 2025	December 31, 2024	Contractual Rate September 30, 2025	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	7.07%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	6.08%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	7.33%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	5.90%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	5.95%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	6.01%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.72%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(15,728)	(16,110)
Total liability, at carrying value		$71,272	$70,890

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at the dates presented:

	September 30, 2025			December 31, 2024
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$162,106	$1,859,123	$2,021,229	$190,269	$1,821,769	$2,012,038
Letters of credit	878	67,042	67,920	630	63,272	63,902
Total	$162,984	$1,926,165	$2,089,149	$190,899	$1,885,041	$2,075,940

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2047. Variable rate loan commitments have interest rates ranging from 3.50% to 17.75% and maturities up to 2053.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at the dates presented:

		Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$34,807	$34,807	$—	$—
U.S. Government agencies	125,030	—	125,030	—
Obligations of states, municipalities, and political subdivisions	92,168	—	92,168	—
Mortgage-backed securities; residential
Agency	843,372	—	843,372	—
Non-Agency	131,306	—	131,306	—
Mortgage-backed securities; commercial
Agency	239,012	—	239,012	—
Corporate securities	32,400	—	32,400	—
Asset-backed securities	14,099	—	14,099	—
Equity and other securities, at fair value
Mutual funds	2,583	2,583	—	—
Equity securities	7,878	—	7,588	290
Servicing assets	19,019	—	—	19,019
Derivative assets	30,791	—	30,791	—
Financial liabilities
Derivative liabilities	14,121	—	14,121	—

		Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$32,570	$32,570	$—	$—
U.S. Government agencies	136,487	—	136,487	—
Obligations of states, municipalities, and political subdivisions	79,306	—	79,306	—
Mortgage-backed securities; residential
Agency	750,802	—	750,802	—
Non-Agency	137,880	—	137,880	—
Mortgage-backed securities; commercial
Agency	226,940	—	226,940	—
Corporate securities	38,462	—	38,462	—
Asset-backed securities	13,249	—	13,249	—
Equity and other securities, at fair value
Mutual funds	2,505	2,505	—	—
Equity securities	7,360	—	7,072	288
Servicing assets	18,952	—	—	18,952
Derivative assets	44,401	—	44,401	—
Financial liabilities
Derivative liabilities	17,785	—	17,785	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2025	2024	2025	2024
	Investment Securities		Servicing Assets
Balance, beginning of period	$288	$281	$18,952	$19,844
Additions, net	—	—	4,562	4,455
Change in fair value	2	7	(4,495)	(5,354)
Balance, end of period	$290	$288	$19,019	$18,945

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the nine months ended September 30, 2025 and 2024.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2025:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	0.0% - 26.8%	17.0%	Decrease
		Discount rate	0.0% - 40.8%	12.1%	Decrease
		Expected weighted average loan life	0.0 - 7.3 years	3.5 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$41,239	$—	$—	$41,239
Residential real estate	1,242	—	—	1,242
Construction, land development, and other land	1,912	—	—	1,912
Commercial and industrial	27,560	—	—	27,560
Assets held for sale	2,025	—	—	2,025
Other real estate owned	4,220	—	—	4,220

		Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,568	$—	$—	$29,568
Residential real estate	1,298	—	—	1,298
Commercial and industrial	24,063	—	—	24,063
Assets held for sale	2,025	—	—	2,025
Other real estate owned	5,170	—	—	5,170

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2025		2024
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$70,406	$70,406	$58,759	$58,759
Interest bearing deposits with other banks	2	188,610	188,610	504,379	504,379
Securities held-to-maturity	2	—	—	605	605
Restricted stock	2	15,934	15,934	27,452	27,452
Loans held for sale	3	20,566	20,566	3,200	3,236
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	7,263,085	7,135,791	6,753,905	6,603,019
Accrued interest receivable	3	41,427	41,427	40,652	40,652
Financial liabilities
Non-interest-bearing deposits	2	1,932,869	1,932,869	1,756,098	1,756,098
Interest-bearing deposits	2	5,895,328	5,892,930	5,702,530	5,702,018
Accrued interest payable	2	14,256	14,256	21,114	21,114
Federal Home Loan Bank advances	2	320,000	320,000	575,000	575,000
Securities sold under repurchase agreement	2	41,286	41,286	32,106	32,106
Term loan	2	—	—	11,667	11,667
Subordinated notes	2	148,971	150,000	74,040	73,750
Junior subordinated debentures	3	71,272	75,993	70,890	75,172

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

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$16,863	$—	$650,000	$26,529	$(52)
Interest rate swaps designated as fair value hedges	100,000	—	(61)	—	—	—
Derivatives not designated as hedging instruments
Other interest rate derivatives	1,176,919	13,920	(14,045)	851,742	17,865	(17,721)
Other credit derivatives	15,619	8	(15)	17,146	7	(12)
Total derivatives	$1,942,538	$30,791	$(14,121)	$1,518,888	$44,401	$(17,785)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $400.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $250.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2025, pay-fixed interest rate swaps are comprised of five effective hedges. The receive-fixed interest rate swaps are comprised of four effective hedges with notional amounts comprised of $200.0 million. A $50.0 million forward starting receive-fixed interest rate swap associated with certain variable rate loans will become effective in March 2026.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $3.5 million and $4.6 million of interest income recorded for each of the three months ended September 30, 2025 and 2024, and is reported as a component of interest expense on deposits and other borrowings. Interest recorded on these swap transactions included $10.7 million and $14.2 million of interest income recorded during nine months ended September 30, 2025 and 2024, respectively, and is reported as a component of interest expense on deposits and other borrowings. As of September 30, 2025, the Company estimates $10.7 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $2.2 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects the cash flow hedges as of September 30, 2025:

Notional amounts	$650,000
Derivative assets fair value	16,863
Derivative liabilities fair value	—
Weighted average remaining maturity	1.6 years

Receive rates are determined at the time the swaps become effective. As of September 30, 2025, the weighted average pay rates of the five effective pay-fixed hedges for $400.0 million were 1.07% and the weighted average receive rates were 4.26%. As of September 30, 2025, the weighted average pay rates of the receive-fixed interest rate swaps of $200.0 million were 7.39% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow and fair value derivative instruments for the periods presented:

	September 30, 2025			September 30, 2024
	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income	Amount of Gain (Loss) Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
Interest rate swaps - three months ended	$527	$3,777	$—	$(3,784)	$4,637	$—
Interest rate swaps - nine months ended	894	11,242	—	2,417	14,192	—

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of September 30, 2025. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of September 30, 2025:

Notional amounts	$100,000
Derivative assets fair value	—
Derivative liabilities fair value	(61)
Weighted average remaining maturity	3.5 years

At September 30, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities assigned in this hedging relationship was $612.7 million, and included a cumulative basis adjustment associated with this hedging relationship of $140,000. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement. There were no interest rate swaps designated as fair value hedges at December 31, 2024.

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

The total combined notional amount was $1.2 billion as of September 30, 2025 with maturities ranging from December 2025 to March 2033. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2025 and 2024, there were $360,000 and $811,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2025 and 2024, there were $1.9 million and $925,000 of net transaction fees, included in other non-interest income, related to these derivative instruments.

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

The following table reflects other interest rate derivatives as of September 30, 2025:

Notional amounts	$1,176,919
Derivative assets fair value	13,920
Derivative liabilities fair value	14,045
Weighted average pay rates	4.96%
Weighted average receive rates	5.17%
Weighted average remaining maturity	2.9 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of September 30, 2025 and December 31, 2024, the notional amount of risk participated in was $9.1 million and $10.4 million, respectively, and the notional amount of risk participated out was $6.5 million and $6.8 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of September 30, 2025 and December 31, 2024. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Other interest rate derivatives	$(12)	$263	$269	$170
Other credit derivatives	—	7	—	(47)
Total	$(12)	$270	$269	$123

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	September 30, 2025		December 31, 2024
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$30,791	$(14,121)	$44,401	$(17,785)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$30,791	$(14,121)	$44,401	$(17,785)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(4,848)	4,848	(415)	415
Collateral posted	(22,220)	—	(42,770)	—
Net credit exposure	$3,723	$(9,273)	$1,216	$(17,370)

As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.1 million. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $4.8 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of September 30, 2025, there were 483,299 shares available for future grants under the Omnibus Plan.

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

During 2025, the Company granted 329,702 shares of restricted common stock, par value $0.01 per share. Of this total, 243,818 restricted shares will vest ratably over three years on each anniversary of the grant date, 6,678 restricted shares will cliff vest on the third anniversary of the grant date, and 10,240 restricted shares will vest on the first anniversary of the grant date all subject to continued employment. In addition, 68,966 performance-based restricted shares were included in the 2025 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2027, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2025:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2025	751,127	$23.04
Granted	329,702	28.73
Incremental performance shares issued and vested	18,066
Vested	(334,184)	24.12
Forfeited	(17,978)	25.03
Ending balance outstanding at September 30, 2025	746,733	$25.12

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

A total of 334,184 restricted shares vested during the nine months ended September 30, 2025. A total of 244,548 restricted shares vested during the year ended December 31, 2024. The fair value of restricted shares that vested during the nine months ended September 30, 2025 was $9.6 million. The fair value of restricted shares that vested during the year ended December 31, 2024 was $5.2 million.

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

	Performance Based Grants
	2025	2024
Risk-free interest rate	4.15%	4.47%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	30.01% - 34.52%	29.28% - 33.68%
Weighted average grant date fair value	$28.32	$20.18

The following table summarizes restricted stock compensation expense for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Total share-based compensation - restricted stock	$6,689	$5,582
Income tax benefit	1,780	1,517
Unrecognized compensation expense	11,926	11,567
Weighted average remaining amortization period	1.9 years	1.9 years

The fair value of the unvested restricted stock awards at September 30, 2025 was $20.7 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option was equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and have 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies. All outstanding stock options were fully vested and exercised at September 30, 2025.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2025:

	BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	334,423	$11.18	$5,959	0.5
Exercised	(334,423)	11.18	$4,813
Expired	—
Ending balance outstanding at September 30, 2025	—	$—	$—	—
Exercisable at September 30, 2025	—	$—	$—	—

A total of 334,423 stock options were exercised during the nine months ended September 30, 2025. Proceeds from exercise of stock options were $334,000 and had a related tax benefit of $1.3 million for the nine months ended September 30, 2025. There were 434,141 stock options exercised during the year ended December 31, 2024. Proceeds from the exercise of stock options were $2.6 million with a related tax benefit of $1.6 million for the year ended December 31, 2024. No stock

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

option compensation expense was recognized for the nine months ended September 30, 2025 or the year ended December 31, 2024.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2025:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	45,449	$12.28	$760	1.6
Exercised	(11,812)	$11.65	206
Expired	—
Ending balance outstanding at September 30, 2025	33,637	$12.50	$512	1.0
Exercisable at September 30, 2025	33,637	$12.50	$512	1.0

Under the FEB plan, 11,812 options were exercised during the nine months ended September 30, 2025, with proceeds of $138,000 and a related tax benefit of $54,000. A total of 57,686 stock options were exercised under the FEB plan during the during the year ended December 31, 2024, with proceeds of $675,000 and a related tax benefit of $252,000.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 33,637 and 431,753 shares of common stock were outstanding as of September 30, 2025 and 2024, respectively. There were 746,733 and 762,174 restricted stock awards outstanding at September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, there were no anti-dilutive weighted average shares outstanding.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$37,200	$30,328	$95,530	$90,439
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	45,102,828	43,516,006	44,737,289	43,379,038
Incremental shares	269,774	450,183	241,029	384,156
Weighted-average common stock outstanding (dilutive)	45,372,602	43,966,189	44,978,318	43,763,194
Basic earnings per common share	$0.82	$0.70	$2.14	$2.08
Diluted earnings per common share	$0.82	$0.69	$2.12	$2.07

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	September 30,	December 31,
	2025	2024
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,867,689	46,252,693
Shares outstanding	45,859,977	44,459,584
Treasury shares	2,007,712	1,793,109

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

We purchased 7,424 and 577,023 shares under the stock repurchase program during the three and nine months ended September 30, 2025, with costs of $193,000 and $14.0 million, respectively. We did not repurchase any shares under the stock repurchase program during the three and nine months ended September 30, 2024.

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

For the three months ended September 30, 2025 and 2024, cash dividends were declared and paid to stockholders of record of our common stock of $0.10 and $0.09 per share, respectively. For the nine months ended September 30, 2025 and 2024, cash dividends were declared and paid to stockholders of record of our common stock of $0.30 and $0.27 per share, respectively.

On October 21, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on November 18, 2025 to stockholders of record of our common stock as of November 4, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the dates presented:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2024	$27,672	$(139,141)	$(111,469)
Other comprehensive income (loss), net of tax	(6,175)	38,966	32,791
Balance, September 30, 2024	$21,497	$(100,175)	$(78,678)

Balance, January 1, 2024	$30,131	$(130,248)	$(100,117)
Other comprehensive income (loss), net of tax	(8,634)	30,073	21,439
Balance, September 30, 2024	$21,497	$(100,175)	$(78,678)

Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)
Other comprehensive income (loss), net of tax	(2,401)	12,937	10,536
Balance, September 30, 2025	$13,952	$(93,655)	$(79,703)

Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(7,643)	41,627	33,984
Balance, September 30, 2025	$13,952	$(93,655)	$(79,703)

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income	$148,607	$146,436	$427,984	$426,326
Reconciliation of revenue:
Other noninterest income	15,864	14,385	45,211	42,702
Total consolidated revenue	164,471	160,821	473,195	469,028
Less:
Interest expense	48,736	58,981	143,927	166,804
Segment net interest income and noninterest income	115,735	101,840	329,268	302,224
Less:
Provision for credit losses	5,298	7,475	26,400	20,163
Salaries and employee benefits	37,492	34,974	111,563	102,838
Depreciation and amortization	3,126	3,141	9,144	9,525
Data processing	4,903	4,215	15,060	12,396
Other segment items(1)	14,997	11,997	40,782	36,587
Income tax expense	12,719	9,710	30,789	30,276
Segment net income	37,200	30,328	95,530	90,439
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$37,200	$30,328	$95,530	$90,439

Reconciliation of assets
Total assets for reportable segment	$9,812,375	$9,424,316	$9,812,375	$9,424,316
Adjustments and reconciling items	—	—	—	—
Total consolidated assets	$9,812,375	$9,424,316	$9,812,375	$9,424,316

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•
uncertainty regarding domestic, foreign, and geopolitical developments and the United States, including the effects of a prolonged US government shutdown, and global economic outlook that may impact market conditions or affect demand for certain banking products and services, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for credit losses - loans and leases, as well as result in possible asset impairment charges;
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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) lender in Illinois for the fiscal year ended September 30, 2025.

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

See Note 15 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2025, included in this report, for a complete discussion of our use of fair value of financial assets and liabilities and their related measurement practices.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2025, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended		As of or For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Summary of Operations
Common Share Data
Basic earnings per common share	$0.82	$0.70	$2.14	$2.08
Diluted earnings per common share	$0.82	$0.69	$2.12	$2.07
Adjusted diluted earnings per share(1)(3)	$0.83	$0.70	$2.23	$2.08
Weighted-average common shares outstanding (basic)	45,102,828	43,516,006	44,737,289	43,379,038
Weighted-average common shares outstanding (diluted)	45,372,602	43,966,189	44,978,318	43,763,194
Common shares outstanding	45,859,977	44,384,706	45,859,977	44,384,706
Cash dividends per common share	$0.10	$0.09	$0.30	$0.27
Dividend payout ratio on common stock	12.20%	13.04%	14.15%	13.04%
Book value per common share	$26.99	$24.70	$26.99	$24.70
Tangible book value per common share(1)	$22.58	$20.21	$22.58	$20.21
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.27%	3.88%	4.18%	3.95%
Net interest margin, fully taxable equivalent (1)(4)	4.28%	3.89%	4.19%	3.96%
Average cost of deposits	2.16%	2.76%	2.24%	2.65%
Efficiency ratio(2)	51.00%	52.02%	52.37%	52.05%
Adjusted efficiency ratio(1)(2)(3)	50.27%	51.62%	50.44%	51.85%
Non-interest income to total revenues(1)	13.71%	14.13%	13.73%	14.13%
Non-interest expense to average assets	2.47%	2.31%	2.48%	2.35%
Adjusted non-interest expense to average assets(1)(3)	2.44%	2.29%	2.39%	2.34%
Return on average stockholders' equity	12.21%	11.39%	10.95%	11.81%
Adjusted return on average stockholders' equity(1)(3)	12.42%	11.53%	11.51%	11.88%
Return on average assets	1.52%	1.29%	1.34%	1.32%
Adjusted return on average assets(1)(3)	1.54%	1.30%	1.41%	1.32%
Pre-tax pre-provision return on average assets(1)	2.25%	2.02%	2.15%	2.05%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.29%	2.03%	2.24%	2.06%
Return on average tangible common stockholders' equity(1)	15.11%	14.49%	13.66%	15.19%
Adjusted return on average tangible common stockholders' equity(1)(3)	15.36%	14.67%	14.34%	15.28%
Non-interest-bearing deposits to total deposits	24.69%	23.07%	24.69%	23.07%
Loans and leases held for sale and loans and leases held for investment to total deposits	95.31%	92.02%	95.31%	92.02%
Deposits to total liabilities	91.29%	90.03%	91.29%	90.03%
Deposits per branch	$173,960	$162,998	$173,960	$162,998
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.85%	1.02%	0.85%	1.02%
Non-performing assets to total assets	0.69%	0.75%	0.69%	0.75%
ACL to total loans and leases held for investment, net before ACL	1.42%	1.44%	1.42%	1.44%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.38%	0.49%	0.40%	0.48%
Capital Ratios
Common equity to total assets	12.61%	11.63%	12.61%	11.63%
Tangible common equity to tangible assets(1)	10.78%	9.72%	10.78%	9.72%
Leverage ratio	12.20%	11.18%	12.20%	11.18%
Common equity tier 1 capital ratio	12.15%	11.35%	12.15%	11.35%
Tier 1 capital ratio	13.12%	12.39%	13.12%	12.39%
Total capital ratio	15.81%	14.41%	15.81%	14.41%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes merger-related expenses, secondary public offering of common stock expenses, loss on extinguishment of debt, and impairment of right-of-use assets.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

We reported consolidated net income of $37.2 million for the three months ended September 30, 2025 compared to net income of $30.3 million for the three months ended September 30, 2024, an increase of $6.9 million. The increase in net income was attributable to a $12.4 million increase in net interest income, a $2.2 million decrease in provision for credit losses, and a $1.5 million increase in non-interest income, offset by a $6.2 million increase in non-interest expense, and a $3.0 million increase to the provision for income taxes. Net income was $0.82 per basic and per diluted common share for the three months ended September 30, 2025, compared to $0.70 and $0.69 per basic common share and per diluted common share, respectively, for the three months ended September 30, 2024.

The increase in net interest income was mainly a result of lower rates paid on deposits. The increase in non-interest income was mainly due to an increase in net gains on sales of loans due to higher volume. The increase in non-interest expense was primarily due to higher incentive expense and increased health insurance in salaries and employee benefits.

Our annualized return on average assets was 1.52% for the three months ended September 30, 2025 compared to 1.29% for the three months ended September 30, 2024. Our annualized return on average stockholders’ equity was 12.21% for the three months ended September 30, 2025 compared to 11.39% for the three months ended September 30, 2024. Our efficiency ratio was 51.00% for the three months ended September 30, 2025 compared to 52.02% for the three months ended September 30, 2024. Our adjusted efficiency ratio was 50.27% for the three months ended September 30, 2025, compared to 51.62% for the three months ended September 30, 2024.

We reported consolidated net income of $95.5 million for the nine months ended September 30, 2025 compared to net income of $90.4 million for the nine months ended September 30, 2024, an increase of $5.1 million. The increase in net income was primarily attributable to a $24.5 million increase in net interest income, and a $2.5 million increase in non-interest income, offset by an increase of $15.2 million in non-interest expense, and an increase of $6.2 million in provision for credit losses. Net income was $2.14 per basic and $2.12 per diluted common share for the nine months ended September 30, 2025, compared to $2.08 per basic and $2.07 per diluted common share for the nine months ended September 30, 2024.

The increase in net interest income during the nine months ended September 30, 2025 mainly a result of decrease in costs of total interest-bearing liabilities. The increase in non-interest income was primarily the result of increased swap income. The increase in non-interest expense was primarily the result of an increase in salaries and employee benefits mainly related to the First Security acquisition and increased incentive compensation. The increase in provision for credit losses was mainly due to growth in the loan and lease portfolios and weakening macroeconomic conditions.

Our annualized return on average assets was 1.34% for the nine months ended September 30, 2025 compared to 1.32% for the nine months ended September 30, 2024. Our annualized return on average stockholders’ equity was 10.95% for the nine months ended September 30, 2025 compared to 11.81% for the nine months ended September 30, 2024. Our efficiency ratio was 52.37% for the nine months ended September 30, 2025 compared to 52.05% for the nine months ended September 30, 2024. Our adjusted efficiency ratio was 50.44% for the nine months ended September 30, 2025 compared to 51.85% for the nine months ended September 30, 2024.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of September 30, 2025 and December 31, 2024, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.6% and 1.8% of our total loan and lease portfolio, respectively.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$191,881	$1,859	3.84%	$468,852	$5,771	4.90%
Loans and leases(1)	7,355,958	132,401	7.14%	6,827,726	128,336	7.48%
Taxable securities	1,585,013	13,491	3.38%	1,508,987	11,467	3.02%
Tax-exempt securities(2)	153,424	1,084	2.80%	156,085	1,091	2.78%
Total interest-earning assets	$9,286,276	$148,835	6.36%	$8,961,650	$146,665	6.51%
Allowance for credit losses - loans and leases	(109,877)			(101,001)
All other assets	540,521			513,200
TOTAL ASSETS	$9,716,920			$9,373,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$834,763	$3,682	1.75%	$754,586	$4,439	2.34%
Money market accounts	2,986,541	23,468	3.12%	2,386,909	21,371	3.56%
Savings	495,506	136	0.11%	495,541	190	0.15%
Time deposits	1,654,056	15,571	3.73%	2,134,587	26,076	4.86%
Total interest-bearing deposits	5,970,866	42,857	2.85%	5,771,623	52,076	3.59%
Other borrowings	307,457	1,502	1.94%	474,498	3,919	3.29%
Subordinated notes and debentures	190,074	4,377	9.14%	144,702	2,986	8.21%
Total borrowings	497,531	5,879	4.69%	619,200	6,905	4.44%
Total interest-bearing liabilities	$6,468,397	$48,736	2.99%	$6,390,823	$58,981	3.67%
Non-interest-bearing demand deposits	1,888,693			1,741,250
Other liabilities	151,540			182,148
Total stockholders’ equity	1,208,290			1,059,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,716,920			$9,373,849
Net interest spread(3)			3.37%			2.84%
Net interest income, fully taxable equivalent		$100,099			$87,684
Net interest margin, fully taxable equivalent(2)(4)			4.28%			3.89%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		228	0.01%		229	0.01%
Net interest income		$99,871			$87,455
Net interest margin(4)			4.27%			3.88%

Net loan accretion impact on margin		$2,528	0.11%		$2,982	0.13%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $2.6 million and $2.7 million for each of the three months ended September 2025 and 2024, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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
(5)
Average balances are average daily balances.

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$169,563	$4,526	3.57%	$371,747	$12,914	4.64%
Loans and leases(1)	7,172,400	381,830	7.12%	6,772,585	378,651	7.47%
Taxable securities	1,598,868	39,042	3.26%	1,468,365	32,158	2.93%
Tax-exempt securities(2)	154,354	3,274	2.84%	157,569	3,294	2.79%
Total interest-earning assets	$9,095,185	$428,672	6.30%	$8,770,266	$427,017	6.50%
Allowance for credit losses - loans and leases	(105,261)			(102,170)
All other assets	524,519			514,447
TOTAL ASSETS	$9,514,443			$9,182,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$807,260	$10,495	1.74%	$687,746	$10,964	2.13%
Money market accounts	2,834,362	65,835	3.11%	2,298,479	61,009	3.55%
Savings	495,735	401	0.11%	513,815	581	0.15%
Time deposits	1,761,807	52,555	3.99%	2,026,526	73,087	4.82%
Total interest-bearing deposits	5,899,164	129,286	2.93%	5,526,566	145,641	3.52%
Other borrowings	314,726	4,733	2.01%	489,507	12,182	3.32%
Federal funds purchased	—	—	—	465	21	6.05%
Subordinated notes and debentures	160,254	9,908	8.27%	144,546	8,960	8.28%
Total borrowings	474,980	14,641	4.12%	634,518	21,163	4.46%
Total interest-bearing liabilities	$6,374,144	$143,927	3.02%	$6,161,084	$166,804	3.62%
Non-interest-bearing demand deposits	1,807,804			1,810,648
Other liabilities	166,465			188,263
Total stockholders’ equity	1,166,030			1,022,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,514,443			$9,182,543
Net interest spread(3)			3.28%			2.88%
Net interest income, fully taxable equivalent		$284,745			$260,213
Net interest margin, fully taxable equivalent(2)(4)			4.19%			3.96%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		688	0.01%		691	0.01%
Net interest income		$284,057			$259,522
Net interest margin(4)			4.18%			3.95%

Net loan accretion impact on margin		$8,101	0.12%		$10,922	0.17%
(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $6.4 million and $6.2 million for the nine months ended September 2025 and 2024, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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

	Three Months Ended September 30, 2025
	Compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(2,659)	$(1,253)	$(3,912)
Loans and leases(1)	9,916	(5,851)	4,065
Taxable securities	655	1,369	2,024
Tax-exempt securities	(15)	8	(7)
Total interest income	$7,897	$(5,727)	$2,170
Interest expense
Deposits
Interest checking	$365	$(1,122)	$(757)
Money market accounts	4,744	(2,647)	2,097
Savings	(4)	(50)	(54)
Time deposits	(4,425)	(6,080)	(10,505)
Total interest-bearing deposits	680	(9,899)	(9,219)
Other borrowings	(807)	(1,610)	(2,417)
Subordinated notes and debentures	1,053	338	1,391
Total borrowings	246	(1,272)	(1,026)
Total interest expense	$926	$(11,171)	$(10,245)
Net interest income, fully taxable equivalent	$6,971	$5,444	$12,415
(1)
Includes loans and leases on non-accrual status.

	Nine Months Ended September 30, 2025
	Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(5,413)	$(2,975)	$(8,388)
Loans and leases(1)	20,908	(17,729)	3,179
Taxable securities	3,260	3,624	6,884
Tax-exempt securities	(79)	59	(20)
Total interest income	$18,676	$(17,021)	$1,655
Interest expense
Deposits
Interest checking	$1,537	$(2,006)	$(469)
Money market accounts	12,390	(7,564)	4,826
Savings	(26)	(154)	(180)
Time deposits	(7,951)	(12,581)	(20,532)
Total interest-bearing deposits	5,950	(22,305)	(16,355)
Other borrowings	(2,640)	(4,809)	(7,449)
Federal funds purchased	—	(21)	(21)
Subordinated notes and debentures	963	(15)	948
Total borrowings	(1,677)	(4,845)	(6,522)
Total interest expense	$4,273	$(27,150)	$(22,877)
Net interest income, fully taxable equivalent	$14,403	$10,129	$24,532
(1)
Includes loans and leases on non-accrual status.

Net interest income for the three months ended September 30, 2025 was $99.9 million compared to $87.5 million during the same period in 2024, an increase of $12.4 million, or 14.2%. Interest income increased $2.2 million for the three months ended September 30, 2025 compared to the same period in 2024 primarily a result of growth in the loan and lease portfolio. Interest expense decreased by $10.2 million for the three months ended September 30, 2025 compared to the same period in 2024 mostly due to lower rates paid on interest-bearing deposits, primarily time deposits.

Net interest income for the nine months ended September 30, 2025 was $284.1 million compared to $259.5 million during the same period in 2024, an increase of $24.5 million, or 9.5%. Interest income increased $1.7 million for the nine months ended September 30, 2025 compared to the same period in 2024 primarily from growth in the loan and lease portfolio, offset by lower yields on loans and leases. Interest expense decreased by $22.9 million for the nine months ended September 30, 2025 compared to the same period in 2024 mostly due lower rates paid on interest-bearing deposits, primarily time deposits.

The net interest margin for the three months ended September 30, 2025 was 4.27%, an increase of 39 basis points compared to 3.88% for the three months ended September 30, 2024. The increase was primarily attributable to lower rates paid on time deposits, offset by lower yields on interest bearing cash. The net interest margin for the nine months ended September 30, 2025 was 4.18%, an increase of 23 basis points compared to 3.95% for the nine months ended September 30, 2024. The increase was primarily attributable to lower rates paid on time deposits, offset by lower yields on loans and interest bearing cash.

Net loan accretion income was $2.5 million for the three months ended September 30, 2025 compared to $3.0 million for the three months ended September 30, 2024, a decrease of $454,000 mainly due to acquired loans converting to originated. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the three months ended September 30, 2025 compared to 13 basis points for the three months ended September 30, 2024.

Net loan accretion income was $8.1 million for the nine months ended September 30, 2025 compared to $10.9 million for the nine months ended September 30, 2024, a decrease of $2.8 million due to acquired loans converting to originated and charge-offs of PCD loans. Total net loan accretion on acquired loans contributed 12 basis points to the net interest margin for the nine months ended September 30, 2025 compared to 17 basis points for the nine months ended September 30, 2024.

Assuming no additional acquisitions, we expect loan accretion income to decline over time. Based on our portfolio, the estimated projected accretion income for the remaining periods as of September 30, 2025 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2025	$1,638
2026	5,033
2027	3,047
2028	1,738
2029	1,219
Thereafter	9,707
Total	$22,382

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

The provision for credit losses was $5.3 million for the three months ended September 30, 2025, compared to $7.5 million for the three months ended September 30, 2024, a decrease of $2.2 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $5.1 million for the three months ended September 30, 2025, and $7.6 million for the three months ended September 30, 2024, a decrease of $2.5 million. The provision for credit losses - unfunded commitments was a provision of $201,000 and a recapture of $122,000 for the three months ended September 30, 2025 and 2024, respectively.

The provision for credit losses was $26.4 million for the nine months ended September 30, 2025, compared to $20.2 million for the nine months ended September 30, 2024, an increase of $6.2 million. Provision for credit losses - loans and leases was $25.9 million for the nine months ended September 30, 2025, and $21.4 million for the nine months ended September 30, 2024, an increase of $4.5 million. On April 1, 2025, a provision for credit losses of $864,000 was recorded on acquired non-credit-deteriorated loans related to the First Security acquisition. The provision for credit losses - unfunded commitments reflects a provision of $470,000 and a recapture of $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2025 Compared to 2024		YTD 2025 Compared to 2024
	2025	2024	2025	2024	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,741	$2,591	$8,077	$7,566	$150	5.8%	$511	6.8%
Loan servicing revenue	3,062	3,174	9,176	9,754	(112)	(3.5)%	(578)	(5.9)%
Loan servicing asset revaluation	(1,294)	(2,183)	(4,495)	(5,354)	889	(40.7)%	859	(16.0)%
ATM and interchange fees	1,015	1,143	3,108	3,381	(128)	(11.1)%	(273)	(8.1)%
Net realized gains on securities available-for-sale	—	—	(37)	—	—	—	(37)	100.0%
Change in fair value of equity securities, net	(298)	388	596	390	(686)	(176.7)%	206	53.1%
Net gains on sales of loans	6,981	5,864	17,333	17,433	1,117	19.0%	(100)	(0.6)%
Wealth management and trust income	1,366	1,101	3,522	3,200	265	24.1%	322	10.1%
Other non-interest income	2,291	2,307	7,931	6,332	(16)	(0.7)%	1,599	25.2%
Total non-interest income	$15,864	$14,385	$45,211	$42,702	$1,479	10.3%	$2,509	5.9%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, and other charges. Fees and service charges on deposits were $2.7 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. Fees and service charges on deposits were $8.1 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increases were primarily due to increases in deposit balances.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.1 million and $3.2 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended September 30, 2025 and 2024, respectively. We generated $9.2 million and $9.8 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue in each period is due to higher prepayments. At September 30, 2025 and 2024, the outstanding balance of guaranteed loans serviced was $1.7 billion.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.3 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, a change of $889,000. Loan servicing asset revaluation had a downward adjustment of $4.5 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively, a change of $859,000. Change in the revaluations was mainly due to a changes in prepayment speeds.

ATM and interchange fees were $1.0 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024, a decrease of $128,000 or 11.1%, mainly due to lower ATM fees. ATM and interchange fees were $3.1 million for the nine months ended September 30, 2025 compared to $3.4 million for the nine months ended September 30, 2024, a decrease of $273,000 or 8.1%, primarily from decreases in ATM fees and interchange fees.

Net gains on sales of loans were $7.0 million for the three months ended September 30, 2025 compared to $5.9 million for the three months ended September 30, 2024, an increase of $1.1 million or 19.0%, driven mainly by higher volume. We sold $92.9 million of U.S. government guaranteed loans during the three months ended September 30, 2025 compared to $79.5 million during the three months ended September 30, 2024. Net gains on sales of loans were $17.3 million for the nine months ended September 30, 2025 compared to $17.4 million for the nine months ended September 30, 2024, a decrease of $100,000 or 0.6%, mainly due to a decrease in premiums. We sold $236.1 million of U.S. government guaranteed loans during the nine months ended September 30, 2025 compared to $225.9 million during the nine months ended September 30, 2024. As a result of the U.S. government shutdown that began on October 1, 2025, the uncertainty surrounding our government guaranteed lending business may negatively impact our net gain on sales of loans. When the U.S. government reopens, we anticipate sales and related settlements will return to more normalized activity.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.4 million for the three months ended September 30, 2025 compared to $1.1 million for the three months ended September 30, 2024, an increase of $265,000 or 24.1%. Wealth management and trust income was $3.5 million for the nine months ended September 30, 2025 compared to $3.2 million for the nine months ended September 30, 2024, an increase of $322,000 or 10.1%. The increases were primarily driven by higher fees. Assets under administration were $807.2 million and $747.7 million as of September 30, 2025 and 2024, respectively.

Other non-interest income was $2.3 million for the three months ended September 30, 2025 and 2024, a decrease of $16,000 or 0.7%. Other non-interest income was $7.9 million for the nine months ended September 30, 2025 compared to $6.3 million for the nine months ended September 30, 2024, an increase of $1.6 million or 25.2%. The increase was primarily driven by increased swap fee income and income associated with bank owned life insurance.

Non-Interest Expense

The following table presents the major components of non-interest expense for periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2025 Compared to 2024		YTD 2025 Compared to 2024
	2025	2024	2025	2024	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$37,492	$34,974	$111,563	$102,838	$2,518	7.2%	$8,725	8.5%
Occupancy and equipment expense, net	4,531	4,373	14,122	14,296	158	3.6%	(174)	(1.2)%
Loan and lease related expenses	1,274	703	3,039	2,129	571	81.3%	910	42.7%
Legal, audit and other professional fees	3,876	3,643	11,970	10,070	233	6.4%	1,900	18.9%
Data processing	4,903	4,215	15,060	12,396	688	16.3%	2,664	21.5%
Net (gain) loss recognized on other real estate owned and other related expenses	617	74	615	(86)	543	725.5%	701	NM
Other intangible assets amortization expense	1,494	1,345	4,111	4,035	149	11.1%	76	1.9%
Other non-interest expense	6,331	5,000	16,069	15,668	1,331	26.6%	401	2.6%
Total non-interest expense	$60,518	$54,327	$176,549	$161,346	$6,191	11.4%	$15,203	9.4%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $37.5 million and $35.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $2.5 million, or 7.2%. The increase was mainly due to higher incentive compensation and higher employee benefits. Salaries and employee benefits, totaled $111.6 million for the nine months ended September 30, 2025 compared to $102.8 million for the nine months ended September 30, 2024, an increase of $8.7 million, or 8.5%. The increase was primarily a result of merger-related expenses and higher incentive compensation.

Loan and lease related expenses were $1.3 million for the three months ended September 30, 2025 compared to $703,000 for the three months ended September 30, 2024, an increase of $571,000, or 81.3%. Loan and lease related expenses were $3.0 million for the nine months ended September 30, 2025, compared to $2.1 million for the nine months ended September 30, 2024, an increase of $910,000 or 42.7%. The increases were primarily driven by higher government guaranteed loan expenses, real estate taxes, and insurance expenses.

Legal, audit, and other professional fees were $3.9 million for the three months ended September 30, 2025 compared to $3.6 million for the three months ended September 30, 2024, an increase of $233,000 or 6.4%. The increase was primarily driven by increased outside service fees. Legal, audit, and other professional fees were $12.0 million for the nine months ended September 30, 2025 compared to $10.1 million for the nine months ended September 30, 2024, an increase of $1.9 million or 18.9%. The increase was principally driven by increased outside service fees, merger-related expenses, and fees and expenses related to the secondary public offering of our common stock.

Data processing was $4.9 million for the three months ended September 30, 2025 compared to $4.2 million for the three months ended September 30, 2024, an increase of $688,000 or 16.3%. The increase was primarily driven by software licensing and maintenance expenses. Data processing was $15.1 million for the nine months ended September 30, 2025, compared to $12.4 million for the nine months ended September 30, 2024, an increase of $2.7 million or 21.5%. The increase was driven by increased software licensing and maintenance expenses and merger-related expenses.

Other non-interest expense was $6.3 million for the three months ended September 30, 2025 compared to $5.0 million for the three months ended September 30, 2024, an increase of $1.3 million or 26.6%. The increase was primarily driven by the loss on extinguishment of subordinated debt. Other non-interest expense was $16.1 million for the nine months ended September 30, 2025, compared to $15.7 million for the nine months ended September 30, 2024, an increase of $401,000 or 2.6%.

Our efficiency ratio was 51.00% for the three months ended September 30, 2025 compared to 52.02% for the three months ended September 30, 2024. Our adjusted efficiency ratio was 50.27% for the three months ended September 30, 2025 compared to 51.62% for the three months ended September 30, 2024. The change in our efficiency ratio was mainly driven by increases to net interest income. Our efficiency ratio was 52.37% for the nine months ended September 30, 2025, compared to 52.05% for the nine months ended September 30, 2024. The change in our efficiency ratio was driven by higher non-interest expense. Our adjusted efficiency ratio was 50.44% for the nine months ended September 30, 2025, compared to 51.85% for the nine months ended September 30, 2024.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended September 30, 2025 totaled $12.7 million compared to $9.7 million for the three months ended September 30, 2024, an increase of $3.0 million, or 31.0%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 25.5% for the three months ended September 30, 2025 and 24.3% for the three months ended September 30, 2024.

Our provision for income taxes for the nine months ended September 30, 2025 totaled $30.8 million compared to $30.3 million for the nine months ended September 30, 2024, an increase of $513,000 or 1.7%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 24.4% for the nine months ended September 30, 2025 and 25.1% for the nine months ended September 30, 2024.

We expect our effective tax rate for 2025 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $315.8 million, or 3.3%, to $9.8 billion at September 30, 2025 compared to $9.5 billion at December 31, 2024. The increase in total assets was primarily due to an increase of $533.9 million in loans and leases, or 7.7%, from $6.9 billion at December 31, 2024 to $7.4 billion at September 30, 2025, and an increase in securities available for sale of $96.5 million, or 6.8%. Our originated loan and lease portfolio increased by $513.6 million and our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio increased by $20.3 million. The increase in our originated portfolio was primarily attributed to the growth in the commercial and industrial and commercial real estate portfolios. The increase in our purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases portfolio was attributed to the acquisition of First Security.

Total liabilities increased by $169.7 million, or 2.0%, to $8.6 billion at September 30, 2025 compared to $8.4 billion at December 31, 2024. Total deposits increased by $369.6 million, or 5.0%, driven by the First Security acquisition, and growth in money market accounts, offset by decreases to time deposits. Other borrowings decreased by $257.5 million, or 41.6%, mainly due to decreased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no securities classified as trading in our investment portfolio as of September 30, 2025 or December 31, 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $96.5 million, or 6.8%, from $1.4 billion at December 31, 2024 to $1.5 billion at September 30, 2025. The increase was primarily attributed to purchases of securities, the First Security acquisition, and increases in fair value.

During the nine months ended September 30, 2025, our last remaining held-to-maturity security, which was carried at amortized cost, matured. Securities held-to-maturity were $605,000 at December 31, 2024.

The following table summarizes the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$34,609	$34,807	$32,783	$32,570
U.S. Government agencies	134,512	125,030	151,912	136,487
Obligations of states, municipalities, and political subdivisions	94,974	92,168	84,188	79,306
Residential mortgage-backed securities
Agency	906,948	843,372	849,297	750,802
Non-agency	148,263	131,306	160,427	137,880
Commercial mortgage-backed securities
Agency	267,804	239,012	261,947	226,940
Corporate securities	33,582	32,400	40,623	38,462
Asset-backed securities	14,890	14,099	14,406	13,249
Total available-for-sale	$1,635,582	$1,512,194	$1,595,583	$1,415,696
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	$—	$605	$605
Total held-to-maturity	$—	$—	$605	$605

Certain securities in unrealized loss positions have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2025, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 252 investment securities with unrealized losses at September 30, 2025. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2025
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$5,001	4.25%	$29,608	4.00%	$—	—	$—	—
U.S. government agencies	9,720	3.91%	73,173	1.82%	44,762	2.01%	6,857	3.81%
Obligations of states, municipalities, and political subdivisions	4,189	3.31%	31,720	3.88%	25,339	3.59%	33,726	2.53%
Residential mortgage- backed securities
Agency	—	—	49,681	1.55%	47,247	2.84%	810,020	3.17%
Non-agency	—	—	—	—	—	—	148,263	2.96%
Commercial mortgage- backed securities
Agency	—	—	8,540	6.15%	25,928	2.60%	233,336	3.30%
Corporate securities	—	—	22,573	4.98%	11,009	3.33%	—	—
Asset-backed securities	124	4.80%	3,235	4.31%	10,456	2.95%	1,075	5.56%
Total available-for-sale	$19,034	3.87%	$218,530	2.89%	$164,741	2.73%	$1,233,277	3.16%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $53.5 million at September 30, 2025, a decrease of $1.0 million from December 31, 2024.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2025 or December 31, 2024.

Restricted Stock

As a member of the FHLB system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2025 and December 31, 2024, we held $15.9 million and $27.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2025 and December 31, 2024.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at September 30, 2025 and December 31, 2024 were $7.4 billion and $6.9 billion, respectively, an increase of $533.9 million, or 7.7%. Originated loans and leases were $6.8 billion at September 30, 2025, an increase of $513.6 million, or 8.2%, compared to $6.2 billion at December 31, 2024. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $683.4 million at September 30, 2025, an increase of $20.3 million, or 3.1%, compared to $663.0 million at December 31, 2024. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The increase in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by the First Security acquisition.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of September 30, 2025, the loan portfolio included $428.2 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 20.6% retail trade, 13.4% accommodation and food services, and 8.3% health care and social assistance. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,234,986	30.0%	$2,071,952	30.0%
Residential real estate	552,984	7.4%	513,422	7.4%
Construction, land development, and other land	412,032	5.6%	429,596	6.2%
Commercial and industrial	2,804,434	37.7%	2,509,083	36.3%
Installment and other	2,431	0.0%	3,847	0.1%
Leasing financing receivables	750,531	10.1%	715,899	10.4%
Total originated loans and leases	$6,757,398	90.8%	$6,243,799	90.4%
Purchased credit deteriorated loans
Commercial real estate	$71,359	1.0%	$82,934	1.2%
Residential real estate	24,061	0.3%	30,515	0.4%
Construction, land development, and other land	2,513	0.0%	—	—
Commercial and industrial	19,193	0.3%	14,081	0.2%
Installment and other	81	0.0%	105	0.0%
Total purchased credit deteriorated loans	$117,207	1.6%	$127,635	1.8%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$215,801	2.9%	$199,531	2.9%
Residential real estate	178,896	2.4%	182,165	2.6%
Construction, land development, and other land	50,493	0.7%	59,673	0.9%
Commercial and industrial	106,827	1.4%	93,969	1.4%
Installment and other	14,133	0.2%	14	0.0%
Leasing financing receivables	—	—	36	0.0%
Total acquired non-credit-deteriorated loans and leases	$566,150	7.6%	$535,388	7.8%
Total loans and leases	$7,440,755	100.0%	$6,906,822	100.0%
Allowance for credit losses - loans and leases	(105,717)		(97,988)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,335,038		$6,808,834

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 50.3% and 51.6% of the total loan and lease portfolio at September 30, 2025 and December 31, 2024, respectively.

Commercial Real Estate Loans. Commercial real estate ("CRE") loans comprised the largest portion of the real estate loan portfolio as of September 30, 2025 and December 31, 2024 and totaled $2.5 billion, or 67.4% of real estate loans and 33.9% of the total loan and lease portfolio at September 30, 2025. At December 31, 2024, commercial real estate loans totaled $2.4 billion and comprised 66.0% of real estate loans and 34.1% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $82.9 million as of December 31, 2024 to $71.4 million as of September 30, 2025, a decrease of $11.6 million, or 14.0%.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the date presented:

	September 30, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$642,834	8.6%	$481,826	6.5%	$1,124,660	15.1%
Retail/Restaurant	367,256	4.9%	160,906	2.2%	528,162	7.1%
Office	93,060	1.3%	151,943	2.0%	245,003	3.3%
Gas Stations	111,569	1.5%	9,480	0.1%	121,049	1.6%
Shopping Center/Strip Mall	21,758	0.3%	87,378	1.2%	109,136	1.5%
Mixed Use	48,164	0.6%	41,757	0.6%	89,921	1.2%
Senior Housing/Healthcare	25,799	0.3%	13,965	0.2%	39,764	0.5%
Other(1)	145,290	2.1%	116,274	1.5%	261,564	3.6%
CRE, prior to deferred fees and costs	$1,455,730	19.6%	$1,063,529	14.3%	$2,519,259	33.9%
Net unamortized deferred fees and costs	3,861	0.0%	(974)	0.0%	2,887	0.0%
Total CRE	$1,459,591	19.6%	$1,062,555	14.3%	$2,522,146	33.9%

	September 30, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,113,125	15.0%	$590,584	7.9%	$1,703,709	22.9%
Wisconsin	79,762	1.1%	60,239	0.8%	140,001	1.9%
New Jersey	9,823	0.1%	107,575	1.4%	117,398	1.5%
California	45,183	0.6%	59,536	0.8%	104,719	1.4%
Florida	17,543	0.2%	47,293	0.6%	64,836	0.8%
Indiana	47,552	0.6%	15,910	0.2%	63,462	0.8%
Texas	19,555	0.3%	27,992	0.4%	47,547	0.7%
Michigan	28,231	0.4%	15,497	0.2%	43,728	0.6%
North Carolina	3,488	0.0%	23,491	0.3%	26,979	0.3%
Georgia	4,935	0.1%	19,875	0.3%	24,810	0.4%
All Others(2)	86,533	1.2%	95,537	1.4%	182,070	2.6%
CRE, prior to deferred fees and costs	$1,455,730	19.6%	$1,063,529	14.3%	$2,519,259	33.9%
Net unamortized deferred fees and costs	3,861	0.0%	(974)	0.0%	2,887	0.0%
Total CRE	$1,459,591	19.6%	$1,062,555	14.3%	$2,522,146	33.9%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the commercial real estate loan portfolio remained stable at September 30, 2025 compared to December 31, 2024. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 25.5% of total loans and leases held for investment at September 30, 2025 compared to 26.8% at December 31, 2024. CRE office represents 9.7% of our total CRE portfolio as of September 30, 2025, compared to 10.5% as of December 31, 2024. Geographically, CRE loans in Illinois decreased to 22.9% of total loans and leases held for investment and represented 67.5% of total CRE loans at September 30, 2025, compared to 23.1% of total loans and leases held for investment and 67.8% of total CRE loans at December 31, 2024. CRE loans outside of Illinois comprised 11.0% of total loans and leases held for investment as of September 30, 2025, compared to 10.8% as of December 31, 2024.

Owner occupied CRE loans were $1.5 billion, or 19.6% of our loan and lease portfolio at September 30, 2025, compared to $1.4 billion, or 20.0% of our loan and lease portfolio at December 31, 2024, an increase of $80.5 million, or 5.9%. Non-owner occupied CRE loans were $1.1 billion, or 14.3% of our loan and lease portfolio at September 30, 2025, compared to $975.6 million, or 14.1% of our loan and lease portfolio at December 31, 2024, an increase of $86.9 million, or 8.9%. Non-owner occupied CRE loans were 83.0% and 82.6% of Byline Bank total capital, at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank total capital were 271.3% and 278.2%, respectively. We have not experienced portfolio concentration shift during the nine months ended September 30, 2025, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $755.9 million at September 30, 2025 compared to $726.1 million at December 31, 2024, an increase of $29.8 million, or 4.1%. The residential real estate loan portfolio comprised 20.2% and 20.3% of real estate loans as of September 30, 2025 and December 31, 2024, respectively, and 10.1% and 10.4% of total loans and leases at September 30, 2025 and December 31, 2024, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $212.7 million at December 31, 2024 to $203.0 million at September 30, 2025, a decrease of $9.7 million, or 4.6%. Multifamily real estate loans were $464.9 million and $429.9 million, or 36.3% and 36.4% of Byline Bank total capital, at September 30, 2025 and December 31, 2024, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $465.0 million at September 30, 2025 compared to $489.3 million at December 31, 2024, a decrease of $24.2 million, or 5.0%. The construction, land development and other land loan portfolio comprised 12.4% and 13.7% of real estate loans at September 30, 2025 and December 31, 2024, respectively, and 6.3% and 7.1% of the total loan and lease portfolio at September 30, 2025 and December 31, 2024, respectively. The construction, land development and other land loan portfolio was 36.3% and 41.3% of Byline Bank total capital, at September 30, 2025 and December 31, 2024, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $2.9 billion at September 30, 2025 and $2.6 billion at December 31, 2024, an increase of $313.3 million, or 12.0%. The commercial and industrial loan portfolio comprised 39.4% and 37.9% of the total loan and lease portfolio at September 30, 2025 and December 31, 2024, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio, as of September 30, 2025 we had $782.1 million in sponsor finance loans outstanding to 66 portfolio companies.

Lease financing receivables. Lease financing receivables comprised 10.1% and 10.4% of the loan and lease portfolio at September 30, 2025 and December 31, 2024, respectively. Total lease financing receivables were $750.5 million and $715.9 million at September 30, 2025 and December 31, 2024, respectively, an increase of $34.6 million, or 4.8%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2025 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$192,130	$333,075	$868,010	$430,683	$148,867	$113,296	$7,015	$141,910	$2,234,986
Residential real estate	39,033	19,710	174,248	174,623	10,856	77,162	48,930	8,422	552,984
Construction, land development, and other land	39,815	136,631	26,142	189,972	12,560	5,790	—	1,122	412,032
Commercial and industrial	40,117	567,061	456,533	1,256,046	164,645	284,566	28,415	7,051	2,804,434
Installment and other	428	—	1,853	—	150	—	—	—	2,431
Leasing financing receivables	34,097	—	681,325	—	35,109	—	—	—	750,531
Total originated loans and leases	$345,620	$1,056,477	$2,208,111	$2,051,324	$372,187	$480,814	$84,360	$158,505	$6,757,398
Purchased credit deteriorated loans
Commercial real estate	$9,342	$8,764	$30,050	$18,776	$93	$4,206	$—	$128	$71,359
Residential real estate	2,702	—	10,161	493	3,525	1,649	3,411	2,120	24,061
Construction, land development, and other land	52	—	—	2,461	—	—	—	—	2,513
Commercial and industrial	7,422	5,943	660	—	—	5,168	—	—	19,193
Installment and other	6	—	75	—	—	—	—	—	81
Total purchased credit deteriorated loans	$19,524	$14,707	$40,946	$21,730	$3,618	$11,023	$3,411	$2,248	$117,207
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$35,732	$27,920	$93,521	$11,785	$5,717	$31,736	$2,585	$6,805	$215,801
Residential real estate	8,108	21,478	41,387	4,440	5,974	8,825	3,157	85,527	178,896
Construction, land development, and other land	—	33,676	—	—	—	—	616	16,201	50,493
Commercial and industrial	15,108	8,155	37,237	6,330	38,421	1,576	—	—	106,827
Installment and other	9	9,929	141	4,054	—	—	—	—	14,133
Total acquired non-credit- deteriorated loans	$58,957	$101,158	$172,286	$26,609	$50,112	$42,137	$6,358	$108,533	$566,150
Total loans and leases	$424,101	$1,172,342	$2,421,343	$2,099,663	$425,917	$533,974	$94,129	$269,286	$7,440,755

At September 30, 2025, 45.2% of the loan and lease portfolio bears interest at fixed rates and 54.8% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Provision/(recapture) for PCD loans	(404)	(227)	8	(306)	—	—	(929)
Provision/(recapture) for acquired non-credit-deteriorated loans	40	(88)	(80)	(87)	(68)	—	(283)
Provision/(recapture) for originated loans	(356)	144	1,219	5,045	—	257	6,309
Total provision/(recapture)	$(720)	$(171)	$1,147	$4,652	$(68)	$257	$5,097
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(4,242)	—	—	(4,751)	(1)	(508)	(9,502)
Total charge-offs	$(4,242)	$—	$—	$(4,751)	$(1)	$(508)	$(9,502)
Recoveries for PCD loans	230	—	—	—	—	—	230
Recoveries for acquired non-credit deteriorated loans	—	—	—	10	—	—	10
Recoveries for originated loans	562	7	—	1,524	—	62	2,155
Total recoveries	$792	$7	$—	$1,534	$—	$62	$2,395
Net (charge-offs) recoveries	(3,450)	7	—	(3,217)	(1)	(446)	(7,107)
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ratio of net charge-offs to average loans outstanding during the quarter
PCD loans	-0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.20%	0.00%	0.00%	0.17%	0.00%	0.02%	0.39%
Total	0.19%	0.00%	0.00%	0.17%	0.00%	0.02%	0.37%

Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) for PCD loans	(480)	(336)	13	(380)	—	—	(1,183)
Provision/(recapture) for acquired non-credit-deteriorated loans	253	(21)	72	64	79	—	447
Provision/(recapture) for originated loans	7,979	107	1,049	15,729	7	1,795	26,666
Total provision/(recapture)	$7,752	$(250)	$1,134	$15,413	$86	$1,795	$25,930
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs for originated loans	(8,353)	(70)	—	(12,440)	(22)	(1,772)	(22,657)
Total charge-offs	$(11,182)	$(70)	$—	$(12,450)	$(24)	$(1,772)	$(25,498)
Recoveries for PCD loans	230	—	—	—	—	—	230
Recoveries for acquired non-credit deteriorated loans	—	—	—	10	—	—	10
Recoveries for originated loans	803	23	—	2,792	—	233	3,851
Total recoveries	$1,033	$23	$—	$2,802	$—	$233	$4,091
Net (charge-offs) recoveries	(10,149)	(47)	—	(9,648)	(24)	(1,539)	(21,407)
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.05%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.14%	0.00%	0.00%	0.18%	0.00%	0.03%	0.35%
Total	0.19%	0.00%	0.00%	0.18%	0.00%	0.03%	0.40%

Ending ACL balances
PCD loans	$1,854	$303	$1,168	$332	$1	$—	$3,658
Acquired non-credit-deteriorated loans	1,859	398	389	1,052	78	—	3,776
Originated loans	23,266	2,066	3,174	61,377	28	8,372	98,283
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Loans individually evaluated for impairment	$5,821	$179	$1,166	$12,685	$—	$—	$19,851
Loans collectively evaluated for impairment	21,158	2,588	3,565	50,076	107	8,372	85,866
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717

Loans and leases ending balance
Loans individually evaluated for impairment	47,060	1,421	3,078	40,245	$—	$—	$91,804
Loans collectively evaluated for impairment	2,475,086	754,520	461,960	2,890,209	16,645	750,531	7,348,951
Total loans and leases at September 30, 2025, gross	$2,522,146	$755,941	$465,038	$2,930,454	$16,645	$750,531	$7,440,755
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.63%	0.02%	0.04%	0.54%	0.00%	0.00%	1.23%
Loans collectively evaluated for impairment	33.26%	10.14%	6.21%	38.85%	0.22%	10.09%	98.77%
Total	33.89%	10.16%	6.25%	39.39%	0.22%	10.09%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2024	$27,852	$3,023	$2,723	$57,584	$30	$8,518	$99,730
Provision/(recapture) for PCD loans	(294)	(38)	(169)	(171)	—	—	(672)
Provision/(recapture) for acquired non-credit-deteriorated loans	110	(33)	(83)	(73)	(1)	(1)	(81)
Provision/(recapture) for originated loans	1,394	(50)	137	6,530	17	322	8,350
Total provision/(recapture)	$1,210	$(121)	$(115)	$6,286	$16	$321	$7,597
Charge-offs for PCD loans	—	—	—	(2,513)	—	—	(2,513)
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(1,615)	—	—	(4,435)	—	(496)	(6,546)
Total charge-offs	$(1,615)	$—	$—	$(6,948)	$—	$(496)	$(9,059)
Recoveries for PCD loans	79	—	—	—	—	—	79
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	114	3	—	313	—	83	513
Total recoveries	$193	$3	$—	$313	$—	$83	$592
Net (charge-offs) recoveries	(1,422)	3	—	(6,635)	—	(413)	(8,467)
Balance at September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ratio of net charge-offs to average loans outstanding during the quarter
PCD loans	0.00%	0.00%	0.00%	0.14%	0.00%	0.00%	0.14%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.09%	0.00%	0.00%	0.24%	0.00%	0.02%	0.35%
Total	0.09%	0.00%	0.00%	0.38%	0.00%	0.02%	0.49%

Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Provision/(recapture) for PCD loans	(3,061)	(172)	(208)	784	—	—	(2,657)
Provision/(recapture) for acquired non-credit-deteriorated loans	(76)	(231)	(281)	(135)	(2)	(3)	(728)
Provision/(recapture) for originated loans	1,545	(192)	191	22,034	12	1,161	24,751
Total provision/(recapture)	$(1,592)	$(595)	$(298)	$22,683	$10	$1,158	$21,366
Charge-offs for PCD loans	(74)	—	—	(2,513)	—	—	(2,587)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(4,899)	—	—	(17,526)	—	(1,549)	(23,974)
Total charge-offs	$(5,113)	$—	$—	$(20,097)	$—	$(1,549)	$(26,759)
Recoveries for PCD loans	84	—	—	—	—	—	84
Recoveries for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	1,024	5	—	867	—	587	2,483
Total recoveries	$1,108	$5	$—	$867	$—	$587	$2,567
Net (charge-offs) recoveries	(4,005)	5	—	(19,230)	—	(962)	(24,192)
Balance at September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.05%	0.00%	0.00%	0.05%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.07%	0.00%	0.00%	0.33%	0.00%	0.02%	0.42%
Total	0.07%	0.00%	0.00%	0.38%	0.00%	0.02%	0.47%

Ending ACL Balances
PCD loans	$3,782	$730	$3	$340	$1	$—	$4,856
Acquired non-credit-deteriorated loans	1,854	405	326	1,217	—	—	3,802
Originated loans	22,004	1,770	2,279	55,678	45	8,426	90,202
Balance at September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860
Loans individually evaluated for impairment	$6,547	$82	$—	$18,364	$—	$—	$24,993
Loans collectively evaluated for impairment	21,093	2,823	2,608	38,871	46	8,426	73,867
Balance at September 30, 2024	$27,640	$2,905	$2,608	$57,235	$46	$8,426	$98,860

Loans and leases ending balance
Loans individually evaluated for impairment	$34,260	$3,591	$—	$50,627	$—	$—	$88,478
Loans collectively evaluated for impairment	2,328,087	706,781	499,812	2,540,928	3,981	711,379	6,790,968
Balance at September 30, 2024	$2,362,347	$710,372	$499,812	$2,591,555	$3,981	$711,379	$6,879,446
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.50%	0.05%	0.00%	0.74%	0.00%	0.00%	1.29%
Loans collectively evaluated for impairment	33.84%	10.27%	7.27%	36.94%	0.06%	10.34%	98.71%
Total	34.34%	10.32%	7.27%	37.67%	0.06%	10.34%	100.00%

Total ACL was $105.7 million at September 30, 2025 compared to $98.0 million at December 31, 2024, an increase of $7.7 million or 7.9%. The increase was primarily due to increases associated with collectively evaluated loans and adjustments from acquired purchased credit deteriorated ("PCD") loans. Total ACL to total loans and leases held for investment, net before ACL, was 1.42% of total loans and leases at September 30, 2025 and December 31, 2024. As of September 30, 2025, approximately $32.7 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at September 30, 2025 and December 31, 2024 totaled $67.4 million and $67.2 million, with the increase driven mainly by increases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $8.4 million at September 30, 2025 and $9.9 million at December 31, 2024.

Total other real estate owned ("OREO") decreased from $5.2 million at December 31, 2024 to $4.2 million at September 30, 2025. The decrease in OREO resulted from sales and write-downs of OREO properties.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2025	2024
Non-performing assets:
Non-accrual loans and leases(1)(2)	$63,158	$62,076
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	63,158	62,076
Other real estate owned	4,220	5,170
Total non-performing assets	$67,378	$67,246
Total non-performing loans and leases as a percentage of total loans and leases	0.85%	0.90%
Total non-accrual loans and leases as a percentage of total loans and leases	0.85%	0.90%
Total non-performing assets as a percentage of total assets	0.69%	0.71%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	167.38%	157.85%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	167.38%	157.85%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$8,417	$9,862
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$8,417	$9,862
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.74%	0.76%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.74%	0.76%
Total non-performing assets not guaranteed as a percentage of total assets	0.60%	0.60%

(1)
Includes $9.1 million and $2.8 million of non-accrual loan modifications at September 30, 2025 and December 31, 2024, respectively.
(2)
For the nine months ended September 30, 2025 and 2024, $4.3 million and $4.8 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at September 30, 2025 were $7.8 billion, representing an increase of $369.6 million, or 5.0%, compared to $7.5 billion at December 31, 2024, driven by an increase in money market demand accounts and non-interest bearing demand deposits. Non-interest-bearing deposits were $1.9 billion, or 24.7% of total deposits, at September 30, 2025, an increase of $176.8 million, or 10.1%, compared to $1.8 billion at December 31, 2024, or 23.5% of total deposits. Core deposits were 87.0% and 85.9% of total deposits at September 30, 2025 and December 31, 2024, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	September 30, 2025		September 30, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,888,693	0.00%	$1,741,250	0.00%
Interest-bearing checking accounts	834,763	1.75%	754,586	2.34%
Money market demand accounts	2,986,541	3.12%	2,386,909	3.56%
Other savings	495,506	0.11%	495,541	0.15%
Time deposits (below $100,000)	624,742	3.56%	975,196	4.80%
Time deposits ($100,000 and above)	1,029,314	3.84%	1,159,391	4.91%
Total	$7,859,559	2.16%	$7,512,873	2.76%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,807,804	0.00%	$1,810,648	0.00%
Interest checking	807,260	1.74%	687,746	2.13%
Money market accounts	2,834,362	3.11%	2,298,479	3.55%
Savings	495,735	0.11%	513,815	0.15%
Time deposits (below $100,000)	715,682	3.88%	954,539	4.79%
Time deposits ($100,000 and above)	1,046,125	4.06%	1,071,987	4.84%
Total	$7,706,968	2.24%	$7,337,214	2.65%

Our average cost of deposits was 2.16% during the three months ended September 30, 2025, compared to 2.76% for the three months ended September 30, 2024. Our average cost of deposits was 2.24% during the nine months ended September 30, 2025, compared to 2.65% for the nine months ended September 30, 2024. These decreases were principally attributed to lower rates paid on time deposits and changes in deposit mix. The ratio of our average non-interest bearing deposits to total average deposits was 24.0% during the three months ended September 30, 2025, compared to 23.2% during the three months ended September 30, 2024. The ratio of our average non-interest bearing deposits to total average deposits ratios was 23.5% during the nine months ended September 30, 2025 compared to 24.7% during the nine months ended September 30, 2024.

We had $56.0 million in brokered time deposits at September 30, 2025 and $364.8 million at December 31, 2024, which represented 0.7% and 4.9% of total deposits, respectively. The decrease in brokered deposits was due to increases in other sources of funding.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of September 30, 2025 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$525,110	$201,695	$726,805	$81,445
Over three months through six months	376,866	140,590	517,456	54,340
Over six months through 12 months	213,679	77,485	291,164	29,235
Over 12 months	36,109	7,983	44,092	2,983
Total	$1,151,764	$427,753	$1,579,517	$168,003

Total estimated uninsured deposits were $2.7 billion and $2.2 billion as of September 30, 2025 and December 31, 2024. Estimated uninsured deposits reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At September 30, 2025 and December 31, 2024, we had an available borrowing capacity from the FHLB of $3.1 billion and $2.7 billion, respectively, subject to the availability of collateral. At September 30, 2025, the Company had $320.0 million of FHLB advances outstanding with a maturities ranging from October 2025 to November 2025.

During 2020, the Company issued $75.0 million in aggregate principal amount of its fixed-to-floating subordinated notes that mature on July 1, 2030. The subordinated notes bear a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to a benchmark rate, which is expected to be three-month Secured Overnight Financing Rate plus 588 basis points thereafter until maturity. The transaction resulted in debt issuance costs of approximately $1.7 million that are being amortized over 10 years. On August 22, 2025, the Company provided notice of full redemption to the holders of the subordinated notes. On October 1, 2025, the Company redeemed the $75.0 million outstanding principal amount of subordinated notes due 2030 at a redemption price equal to 100% of the aggregate principal plus accrued interest of $1.9 million.

In connection with the notice of full redemption, the Company recognized an $843,000 loss on the early debt extinguishment, which is reflected in other non-interest expense on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. As of September 30, 2025, the liability outstanding of the subordinated notes issued in 2020 was $75.0 million.

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030 and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of approximately $1.0 million that will be amortized over 10 years. As of September 30, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $74.0 million. Refer to Note 13—Subordinated Notes and Junior Subordinated Debentures for additional discussion.

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

The Company also has the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the FRB discount window line as of September 30, 2025 and December 31, 2024. The Company pledges loans as collateral for any borrowings under the FRB discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$278,223	$261,807
Maximum outstanding at any month-end period during the year	550,000	670,000
Balance outstanding at end of period	320,000	470,000
Weighted average interest rate during period(1)	1.85%	1.98%
Weighted average interest rate at end of period	4.27%	4.97%
Federal funds purchased:
Average balance outstanding	$—	$465
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	6.05%
Weighted average interest rate at end of period	N/A	N/A
Bank Term Funding Program:
Average balance outstanding	$—	$175,912
Maximum outstanding at any month-end period during the year	—	200,000
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	4.92%
Weighted average interest rate at end of period	N/A	N/A
Term Loan:
Average balance outstanding	$958	$15,000
Maximum outstanding at any month-end period during the year	—	16,667
Balance outstanding at end of period	—	13,333
Weighted average interest rate during period	6.97%	7.78%
Weighted average interest rate at end of period	N/A	7.50%
Revolving Line of Credit:
Average balance outstanding	$—	$1,766
Maximum outstanding at any month-end period during the year	—	7,500
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	9.76%
Weighted average interest rate at end of period	N/A	N/A

(1) Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16 - Derivative Instruments and Hedge Activities of the notes to condensed consolidated financial statements contained in Item 1 of this report for further information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $9.2 million, from $32.1 million at December 31, 2024 to $41.3 million at September 30, 2025.

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

As of September 30, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.1 billion and $796.7 million from the FRB. As of September 30, 2025, Byline Bank had open FHLB advances of $320.0 million and open letters of credit of $9.3 million. Based on collateral, our available aggregate borrowing capacity at September 30, 2025 was $1.4 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at September 30, 2025.

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

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 24, 2026. The revolving line of credit bears interest at either Secured Overnight Financing Rate plus 205 basis points or the Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2025 and December 31, 2024, the line of credit had a no outstanding balance.

The variable term loan was paid off in January 2025. At December 31, 2024, the variable term loan had an interest rate of 6.83% and an outstanding balance of $11.7 million.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 21—Segment Information of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity at September 30, 2025 was $1.2 billion compared to $1.1 billion at December 31, 2024, an increase of $146.2 million, or 13.4%. The increase was primarily driven by an increase in retained earnings and the issuance of shares of our common stock in connection with the acquisition of First Security.

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

As of September 30, 2025, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized". There have been no conditions or events since September 30, 2025 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,414,984	15.81%	$716,088	8.00%	N/A	N/A
Bank	1,279,816	14.35%	713,459	8.00%	$891,824	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,174,239	13.12%	$537,066	6.00%	N/A	N/A
Bank	1,174,071	13.16%	535,094	6.00%	$713,459	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,087,239	12.15%	$402,799	4.50%	N/A	N/A
Bank	1,174,071	13.16%	401,321	4.50%	$579,685	6.50%
Tier 1 capital to average assets:
Company	$1,174,239	12.20%	$385,107	4.00%	N/A	N/A
Bank	1,174,071	12.22%	384,409	4.00%	$480,512	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,242,391	14.74%	$674,471	8.00%	N/A	N/A
Bank	1,181,699	14.07%	672,045	8.00%	$840,056	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,073,042	12.73%	$505,853	6.00%	N/A	N/A
Bank	1,087,350	12.94%	504,033	6.00%	$672,045	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$986,042	11.70%	$379,390	4.50%	N/A	N/A
Bank	1,087,350	12.94%	378,025	4.50%	$546,036	6.50%
Tier 1 capital to average assets:
Company	$1,073,042	11.74%	$365,470	4.00%	N/A	N/A
Bank	1,087,350	11.92%	364,899	4.00%	$456,124	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint Current Expected Credit Loss ("CECL") transition provision, which allows the Company to phase in the capital impact of the adoption of CECL over the three years beginning January 1, 2022. Accordingly, capital ratios as of September 30, 2025 reflect 100% of the CECL impact and December 31, 2024 reflect 75% of the CECL impact.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2025.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2025 the Company received $55.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2024, the Company received $46.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 6, 2023, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2024 until December 31, 2024, and we did not purchase any shares of our common stock under the stock repurchase program during 2024.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2025 until December 31, 2025, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represented approximately 2.8% of the Company’s outstanding common stock at December 31, 2024. The Company purchased 7,424 and 577,023 shares under this program during the three and nine months ended September 30, 2025.

Dividends declared on common shares were $4.6 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. Dividends paid on common shares were $4.5 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. Dividends declared on common shares were $13.7 million and $11.9 million for the nine months ended September 30, 2025 and 2024, respectively. Dividends paid on common shares were $13.6 million and $11.9 million for the nine months ended September 30, 2025 and 2024, respectively.

On October 21, 2025, our Board of Directors declared a cash dividend of $0.10 per share payable on November 17, 2025 to stockholders of record of our common stock as of November 3, 2025.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2047. Variable rate loan commitments have interest rates ranging from 3.50% to 17.75% and maturities up to 2053.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2025 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2025
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$16,863	$—
Interest rate swaps designated as fair value hedges	100,000	—	(61)
Other interest rate derivatives	1,176,919	13,920	(14,045)
Other credit derivatives	15,619	8	(15)

See Note 16—Derivative Instruments and Hedge Activities of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2025, included in this report, and Note 15—Fair Value Measurement of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include merger-related expenses, secondary public offering of common stock expenses, loss on extinguishment of debt, and impairment charges on right-of-use ("ROU") assets, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on right-of-use assets, secondary public offering of common stock expenses, loss on extinguishment of debt, and merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on right-of-use assets, secondary public offering of common stock expenses, loss on extinguishment of debt, and merger-related expenses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net income and earnings per share excluding significant items
Reported Net Income	$37,200	$30,328	$95,530	$90,439
Significant items:
Merger-related expense	—	411	5,087	411
Secondary public offering of common stock expenses	—	—	413	—
Loss on extinguishment of debt	843	—	843	—
Impairment charges on ROU assets	—	—	—	194
Tax benefit	(221)	(32)	(1,472)	(84)
Adjusted Net Income	$37,822	$30,707	$100,401	$90,960
Reported Diluted Earnings per Share	$0.82	$0.69	$2.12	$2.07
Significant items:
Merger-related expense	—	0.01	0.11	0.01
Secondary public offering of common stock expenses	—	—	0.01	—
Loss on extinguishment of debt	0.02	—	0.02	—
Impairment charges on ROU assets	—	—	—	—
Tax benefit	(0.01)	—	(0.03)	—
Adjusted Diluted Earnings per Share	$0.83	$0.70	$2.23	$2.08

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Adjusted non-interest expense:
Non-interest expense	$60,518	$54,327	$176,549	$161,346
Less: Merger-related expenses	—	411	5,087	411
Less: Secondary public offering of common stock expenses	—	—	413	—
Less: Loss on extinguishment of debt	843	—	843	—
Less: Impairment charges on ROU assets	—	—	—	194
Adjusted non-interest expense	$59,675	$53,916	$170,206	$160,741
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$59,675	$53,916	$170,206	$160,741
Less: Amortization of intangible assets	1,494	1,345	4,111	4,035
Adjusted non-interest expense excluding amortization of intangible assets	$58,181	$52,571	$166,095	$156,706
Pre-tax pre-provision net income:
Pre-tax income	$49,919	$40,038	$126,319	$120,715
Add: Provision for credit losses	5,298	7,475	26,400	20,163
Pre-tax pre-provision net income	$55,217	$47,513	$152,719	$140,878
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$55,217	$47,513	$152,719	$140,878
Add: Merger-related expenses	—	411	5,087	411
Add: Secondary public offering of common stock expenses	—	—	413	—
Add: Loss on extinguishment of debt	843	—	843	—
Add: Impairment charges on ROU assets	—	—	—	194
Adjusted pre-tax pre-provision net income	$56,060	$47,924	$159,062	$141,483
Taxable equivalent net interest income:
Net interest income	$99,871	$87,455	$284,057	$259,522
Add: Tax-equivalent adjustment	228	229	688	691
Net interest income, fully taxable equivalent	$100,099	$87,684	$284,745	$260,213
Total revenues:
Net interest income	$99,871	$87,455	$284,057	$259,522
Add: non-interest income	15,864	14,385	45,211	42,702
Total revenues	$115,735	$101,840	$329,268	$302,224
Tangible common stockholders' equity:
Total stockholders' equity	$1,237,682	$1,096,312	$1,237,682	$1,096,312
Less: Goodwill and other intangibles	202,014	199,443	202,014	199,443
Tangible common stockholders' equity	$1,035,668	$896,869	$1,035,668	$896,869
Tangible assets:
Total assets	$9,812,375	$9,424,316	$9,812,375	$9,424,316
Less: Goodwill and other intangibles	202,014	199,443	202,014	199,443
Tangible assets	$9,610,361	$9,224,873	$9,610,361	$9,224,873
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,208,290	$1,059,628	$1,166,030	$1,022,548
Less: Average goodwill and other intangibles	202,723	200,091	201,354	201,426
Average tangible common stockholders' equity	$1,005,567	$859,537	$964,676	$821,122
Average tangible assets:
Average total assets	$9,716,920	$9,373,849	$9,514,443	$9,182,543
Less: Average goodwill and other intangibles	202,723	200,091	201,354	201,426
Average tangible assets	$9,514,197	$9,173,758	$9,313,089	$8,981,117
Tangible net income:
Net income	$37,200	$30,328	$95,530	$90,439
Add: After-tax intangible asset amortization	1,103	986	3,036	2,959
Tangible net income	$38,303	$31,314	$98,566	$93,398
Adjusted tangible net income:
Tangible net income	$38,303	$31,314	$98,566	$93,398
Add: Merger-related expenses	—	411	5,087	411
Add: Secondary public offering of common stock expenses	—	—	413	—
Add: Loss on extinguishment of debt	843	—	843	—
Add: Impairment charges on ROU assets	—	—	—	194
Add: Tax benefit on significant items	(221)	(32)	(1,472)	(84)
Adjusted tangible net income	$38,925	$31,693	$103,437	$93,919

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2025	2024	2025	2024
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$55,217	$47,513	$152,719	$140,878
Average total assets	9,716,920	9,373,849	9,514,443	9,182,543
Pre-tax pre-provision return on average assets	2.25%	2.02%	2.15%	2.05%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$56,060	$47,924	$159,062	$141,483
Average total assets	9,716,920	9,373,849	9,514,443	9,182,543
Adjusted pre-tax pre-provision return on average assets:	2.29%	2.03%	2.24%	2.06%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$100,099	$87,684	$284,745	$260,213
Total average interest-earning assets	9,286,276	8,961,650	9,095,185	8,770,266
Net interest margin, fully taxable equivalent	4.28%	3.89%	4.19%	3.96%
Non-interest income to total revenues:
Non-interest income	$15,864	$14,385	$45,211	$42,702
Total revenues	115,735	101,840	329,268	302,224
Non-interest income to total revenues	13.71%	14.13%	13.73%	14.13%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$59,675	$53,916	$170,206	$160,741
Average total assets	9,716,920	9,373,849	9,514,443	9,182,543
Adjusted non-interest expense to average assets	2.44%	2.29%	2.39%	2.34%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$58,181	$52,571	$166,095	$156,706
Total revenues	115,735	101,840	329,268	302,224
Adjusted efficiency ratio	50.27%	51.62%	50.44%	51.85%
Adjusted return on average assets:
Adjusted net income	$37,822	$30,707	$100,401	$90,960
Average total assets	9,716,920	9,373,849	9,514,443	9,182,543
Adjusted return on average assets	1.54%	1.30%	1.41%	1.32%
Adjusted return on average stockholders' equity:
Adjusted net income	$37,822	$30,707	$100,401	$90,960
Average stockholders' equity	1,208,290	1,059,628	1,166,030	1,022,548
Adjusted return on average stockholders' equity	12.42%	11.53%	11.51%	11.88%
Tangible common equity to tangible assets:
Tangible common equity	$1,035,668	$896,869	$1,035,668	$896,869
Tangible assets	9,610,361	9,224,873	9,610,361	9,224,873
Tangible common equity to tangible assets	10.78%	9.72%	10.78%	9.72%
Return on average tangible common stockholders' equity:
Tangible net income	$38,303	$31,314	$98,566	$93,398
Average tangible common stockholders' equity	1,005,567	859,537	964,676	821,122
Return on average tangible common stockholders' equity	15.11%	14.49%	13.66%	15.19%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$38,925	$31,693	$103,437	$93,919
Average tangible common stockholders' equity	1,005,567	859,537	964,676	821,122
Adjusted return on average tangible common stockholders' equity	15.36%	14.67%	14.34%	15.28%
Tangible book value per share:
Tangible common equity	$1,035,668	$896,869	$1,035,668	$896,869
Common shares outstanding	45,859,977	44,384,706	45,859,977	44,384,706
Tangible book value per share	$22.58	$20.21	$22.58	$20.21

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of September 30, 2025, we had a notional amount of $1.9 billion of interest rate derivatives outstanding that includes customer derivatives and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2025 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Twelve Months Ending September 30,		As of
Basis Point Change in Interest Rates	2026	2027	September 30, 2025
+300	11.2%	17.5%	(11.8)%
+200	8.9%	13.1%	(7.3)%
+100	4.5%	6.5%	(3.4)%
-100	(3.2)%	(5.7)%	3.0%
-200	(5.8)%	(11.2)%	4.1%
-300	(6.7)%	(15.1)%	2.4%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 2.5% and 4.5%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.7% and 5.6%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2025	457	$28.38	—	680,401
August 1 - August 31, 2025	9,929	26.23	7,424	672,977
September 1 - September 30, 2025	2,100	28.49	—	672,977
Total	12,486	$26.69	7,424
(1)
Includes 5,062 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 7, 2025	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)