Form 10-K
period 2025-12-31
BYLINE BANCORP, INC.
filed 2026-02-27
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the New York Stock Exchange on June 30, 2025, was approximately $874,467,566.

The number of shares of Registrant’s common stock outstanding as of February 24, 2026 was 45,590,691.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, scheduled to be held on June 2, 2026, are incorporated by reference into Part III of this Report.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ materially from those reflected in forward-looking statements include:

•
uncertainty regarding domestic, foreign, and geopolitical developments, and the United States and global economic outlook that may impact market conditions or affect demand for certain banking products and services, and the impact on our customers, which could impair the ability of our borrowers to repay outstanding loans and leases, impair collateral values and further increase our allowance for credit losses - loans and leases, as well as result in possible asset impairment charges;
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
•
legislative or regulatory changes, particularly potential changes in regulation, supervision, examination and enforcement priorities of the federal banking agencies in regard to financial services companies and/or the products and services offered by financial services companies;

•
changes in Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") U.S. government guaranteed lending rules, regulations, loan products and funding limits, including specifically the SBA Section 7(a) program, as well as changes in SBA or USDA standard operating procedures or changes to the status of Byline Bank as an SBA Preferred Lender;
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

We offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois and New York. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank was the tenth most active originator of SBA 7(a) loans in the country and the most active SBA 7(a) lender in Illinois, as reported by the SBA for its fiscal year ended September 30, 2025. As of December 31, 2025, we had consolidated total assets of $9.7 billion, total gross loans and leases outstanding of $7.5 billion, total deposits of $7.6 billion, and total stockholders’ equity of $1.3 billion.

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

Organic Growth

We believe our local presence and our scale are essential to the continued growth of our deposit base. Small businesses are a significant source of low-cost deposits and represent opportunities for future growth. We believe our small business customers value our ability to provide convenience and access to local, responsive decision makers. As of December 31, 2025, commercial deposits accounted for 43.0% of total deposits and were 85.1% of non-interest bearing deposits. Commercial accounts generally have higher deposit balances and transaction volumes than individual deposit accounts.

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

The following charts outline the composition of our loan and lease and deposit portfolios as of December 31, 2025:

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

Year	Company Acquired
2025	First Security Bancorp, Inc.
2023	Inland Bancorp, Inc.
2019	Oak Park River Forest Bankshares, Inc.
2018	First Evanston Bancorp, Inc.
2016	Ridgestone Financial Services, Inc.
2014	Baytree Leasing Company LLC

On April 1, 2025, we completed our acquisition of First Security Bancorp, Inc., a Delaware corporation ("First Security Bancorp"), and First Security Bancorp's wholly-owned bank subsidiary, First Security Trust and Savings Bank (“First Security’), an Illinois chartered bank (collectively "First Security acquisition" or "acquisition of First Security"). Refer to Note 3—Acquisition of a Business contained within Part II, Item 8, Notes to the Consolidated Financial Statements of this document.

Branch network and distribution channels

The primary market in which we operate is the Chicago metropolitan area, and our 44 branch network in this area is our core distribution channel. We take advantage of our focused footprint and deep-rooted relationships to target local customers with a diversified product offering.

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

While our branch network continues to be our primary delivery channel, we understand the evolving banking environment requires digital interaction to keep pace with our customers’ needs. We continually perform strategic reviews of our branch network and our existing banking footprint. With technology improvements and changes to customers’ banking preferences, we regularly examine both branch growth and consolidation potential, including customer usage, branch profitability, services provided, markets served and proximity to other locations.

Since our recapitalization in June 2013, our branch network has been reduced from 88 to 45, including 24 branches added through acquisition. During 2025, one branch was closed and consolidated into existing branch locations, and one leased branch location was assumed as part of the First Security acquisition and was subsequently closed after acquisition.

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

Segments

We have one reportable segment. Our chief operating decision makers evaluate our business and operations using consolidated information for purposes of allocating resources and assessing performance. Refer to Note 26—Segment Information of the notes to our audited Consolidated Financial Statements contained in Part II, Item 8 of this report for additional information.

Our Products and Services

We are a full service, commercial bank offering a broad range of deposit products and lending services to small and medium sized businesses, commercial real estate and financial sponsors, and consumers around our 44 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. The products and services we offer are described below.

Commercial banking

Commercial banking is a fundamental component of our business. We define commercial banking as lending to small and medium sized businesses, real estate and financial sponsors. We offer a comprehensive range of commercial loan, deposit and treasury management products. Our primary commercial lending groups are described below:

Commercial & Industrial. Our commercial and industrial ("C&I") group focuses on small and lower middle market businesses with up to $100 million of annual revenue and seeks to establish long term relationships. We believe this customer segment is underserved by larger institutions that do not focus on this space, as well as by smaller institutions that lack product sophistication and capabilities. We offer a broad range of lending products including term loans, revolving lines of credit and treasury management products and services. As of December 31, 2025, the C&I group managed a portfolio of $3.3 billion in loans outstanding.

Commercial real estate. Our commercial real estate ("CRE") group focuses on experienced real estate professionals with long track records of performance and access to ample equity capital sources. We believe our specialized expertise and efficient decision making process differentiate us from our competitors. We offer fixed and floating rate term loans, construction financing and revolving lines of credit with a wide range of term options. Our portfolio is broadly diversified by geography and property type including loans secured by multifamily, industrial, retail, and office properties. As of December 31, 2025, the CRE group had $1.4 billion in loans outstanding.

Sponsor finance. Our sponsor finance group provides senior secured financing solutions to private equity backed lower middle market companies throughout the U.S. with earnings before interest, tax, depreciation and amortization generally between $2.0 million and $10.0 million. We support the acquisition, recapitalization and growth investment efforts of private equity firms operating in the lower middle market, and we believe our expertise in this niche is unique for a bank our size. As of December 31, 2025, we had $805.9 million in sponsor finance loans outstanding.

Syndications. From time to time, our syndications group seeks to deploy excess liquidity by opportunistically participating in syndicated loans, acquiring whole loans, or purchasing participations from lead banks that have existing relationships with well capitalized and experienced sponsors. We employed this strategy extensively following our recapitalization by leveraging our relationships with local, regional and national lenders as we developed our own lending capabilities and had excess liquidity. Now, given our sophisticated, full-service lending capabilities, our participation in syndications has decreased and represents a smaller portion of our portfolio. The syndications group targets transactions in the home mortgage, CRE, and C&I categories that provide attractive risk/reward characteristics, and we continue to maintain the ability to sell loan positions to manage credit and specific customer and industry concentrations. As of December 31, 2025, the group had $183.8 million in loan syndications outstanding.

Commercial deposits and treasury management. We also support our business customers with deposit and treasury management products, along with business transaction accounts. Our comprehensive suite of products includes treasury services, third party payment processing, information reporting, fraud management, cash collection, and interest rate derivative products. We believe these tailored products allow us to provide a robust service offering to our customers and to support their day-to-day funding and risk management needs. These services are provided through multiple points of contact including branch, online, and mobile interfaces.

Small Business Capital. Our U.S. government guaranteed lending business serves small businesses in need of, and qualifying for, SBA and USDA loans (referred to together as "U.S. government guaranteed loans"). We provide SBA lending services throughout the country, with a primary focus on the Midwest, Tennessee, Florida, Texas, Colorado, Utah, and California. We generally sell the government guaranteed portion of SBA and USDA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. This allows us to realize one time gain on sale income along with a recurring servicing and interest revenue stream. In addition to the business development officers who we rely on to generate new business, we also have a dedicated servicing, portfolio management and workout staff with specialized expertise in U.S. government guaranteed loans. As of December 31, 2025, total loans and leases included $533.0 million in SBA and USDA loans, of which $97.8 million are guaranteed by the U.S. government. The total unpaid principal balances of SBA and USDA loans serviced for others was $1.6 billion at December 31, 2025.

Community banking

We offer customers traditional deposit products through our branch network, consumer and business online account opening through our website, and customer access to their accounts through online and mobile banking platforms. The wide variety of deposit products we offer include non-interest-bearing accounts, money market demand accounts, savings accounts, interest-bearing checking accounts and time deposits with maturities ranging from seven days to five years. We consider our core deposits, defined as all deposits except time deposits exceeding $100,000, to be our primary and most valuable funding source. As of December 31, 2025, core deposits represented 87.0% of our total deposits. In addition to these products, we offer ATM and debit cards as well as online, mobile, and text banking. We strive to retain an attractive deposit mix from both large and small customers as well as a broad market reach, which has resulted in our top 50 customers accounting for approximately 13.6% of all deposits as of December 31, 2025. Our bankers are incentivized to acquire and maintain quality core deposits as we depend on these deposits to fund the majority of our loans and leases. We believe that our long standing and high-quality relationships with our depositors who provide us with long term funding are due to the convenience and dedicated service we offer. We leverage our expansive branch locations and deep network of customer relationships in the Chicago metropolitan area to provide both low cost funding sources for our lending business and deposit related fee income. We had $7.6 billion of deposits at December 31, 2025, and our average cost of deposits was 2.17% for the year ended December 31, 2025.

Small ticket equipment leasing

Through our Bank’s subsidiary, Byline Financial Group ("BFG"), we provide financing solutions for equipment vendors and their end users. The vertical markets served by our equipment vendors specialize primarily in manufacturing, small equipment construction, wholesalers, and healthcare. The end users (i.e., our lessees and borrowers) are primarily manufacturers, retailers, wholesalers, physician group practices and other healthcare related entities. The average lease size at origination for BFG for the year ended December 31, 2025 was approximately $84,000. Our sales team originates leases throughout the country, and we have lessees in nearly every state. As of December 31, 2025, BFG had $752.3 million in leases outstanding with a weighted average life of approximately 3.1 years.

Trust and wealth management

We provide investment, trust and wealth management services to our customers, such as foundations and endowments and high net worth individuals, which include fiduciary and executor services, financial planning solutions, investment advisory services, and private banking services. These services are provided through credentialed investment, legal, tax, and wealth management professionals who identify opportunities and provide services tailored to our customers’ goals and objectives. Assets under administration were $823.2 million as of December 31, 2025, and include $115.2 million of money market demand accounts included in interest-bearing deposits on the Consolidated Statements of Financial Condition.

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

As of December 31, 2025, we had 1,027 employees (1,018 full time, and nine part time) in locations primarily across the Chicagoland and greater Milwaukee, Wisconsin areas. Our employees are not represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Employee Recognition and Engagement

We conduct an annual employee engagement survey with over 94% participation and observe consistently favorable levels of employee engagement and satisfaction.

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

For additional information, please see our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Information About Our Executive Officers

The following list sets forth the name, current age, principal position and recent business experience of each of our executive officers:

Thomas Abraham, 60, became President of Byline Bank’s Small Business Capital ("SBC") line of business in May 2019. Mr. Abraham previously served as Senior Vice President, SBA Sales Manager of SBC since October 2016.

John M. Barkidjija, 62, became Executive Vice President and Head of Commercial Real Estate and Specialty Finance of Byline Bank in January 2019. Mr. Barkidjija previously served as Senior Vice President, Group Head, Commercial Real Estate of Byline Bank since January 2014.

Thomas J. Bell III, 59, became Executive Vice President and Chief Financial Officer of Byline and Byline Bank in August 2022. Mr. Bell previously served as Corporate Treasurer of Byline Bank from August 2013 to December 2025, when Douglas Howe was appointed Corporate Treasurer of Byline Bank.

Megan Biggam, 47, became Executive Vice President of Community Banking of Byline Bank in February 2020. Ms. Biggam previously served as Senior Vice President of Community Banking of Byline Bank since June 2013.

Brian Doran, 67, became Executive Vice President, General Counsel and Corporate Secretary for Byline and Byline Bank in January 2025. Prior to that, Mr. Doran was General Counsel at Republic First Bancorp, Inc. and Republic Bank from 2023 to 2024. He also served as General Counsel and Corporate Secretary for Investors Bancorp, Inc. and Investors Bank from 2015 to 2022.

Mark Fucinato, 69, became Executive Vice President and Chief Credit Officer for Byline and Byline Bank in August 2020. He previously served as Senior Vice President and Senior Credit Officer of Byline Bank since August 2019.

Roberto R. Herencia, 66, became Chairman of Byline Bancorp, Inc. and Byline Bank in June 2013, and Executive Chairman and Chief Executive Officer in February, 2021.

Michelle Johnson, 44, became Executive Vice President and Chief Risk Officer of Byline Bank in October 2019. Prior to that, Ms. Johnson served as Deputy Chief Risk Officer since 2018. Ms. Johnson joined Byline Bank in 2015 as Director of IT Risk Management.

Nicolas Mando, 54, became Executive Vice President and Chief Technology and Operations Officer of Byline Bank in November 2021. He served as Director of Special Projects of Byline Bank since 2019.

Sherylle Olano, 47, became Senior Vice President and Chief Accounting Officer of Byline and Byline Bank in August 2022. Prior to that, Ms. Olano previously served as Controller since 2014.

Alberto J. Paracchini, 55, is President and a Director of Byline Bancorp, Inc. and Chief Executive Officer, President and a Director of Byline Bank. He joined Byline in June 2013.

Brogan Ptacin, 65, became Executive Vice President and Head of Commercial Banking for Byline Bank in January 2019. Prior to that, Mr. Ptacin served as a Managing Director of First Bank & Trust since 2009 until First Bank & Trust was acquired by Byline in 2018.

Dana Rose, 56, became Executive Vice President and Chief Human Resources Officer of Byline Bank in November 2019.

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

Supervision and Regulation

We and our subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations, and are subject to oversight and supervision by multiple federal and state banking agencies, including the Federal Deposit Insurance Corporation (the "FDIC"), the Board of Governors of the Federal Reserve System (the "FRB") and the Illinois Department of Financial and Professional Regulation (the "IDFPR"). This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, and not for the protection of our stockholders and creditors. Any change in applicable laws or regulations, whether by the FDIC, the FRB, the IDFPR or the U.S. Congress, could have a material adverse impact on the operations and financial performance of us and our subsidiaries.

Set forth below is a brief description of the significant elements of the statutes, regulations and policies applicable to us and our subsidiaries. The description below is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on us and our subsidiaries.

Regulatory Agencies

We are a bank holding company under the Bank Holding Company Act of 1956 (the "BHCA"). Consequently, we and our subsidiaries are subject to supervision, regulation and examination by the FRB. The BHCA provides generally for "umbrella" regulation of bank holding companies and functional regulation of holding company subsidiaries by applicable regulatory agencies. We are also subject to the rules and regulations of the SEC under the federal securities laws, including the disclosure and regulatory requirements of the Securities Act and the Exchange Act as administered by the SEC, and the rules adopted by the New York Stock Exchange (the "NYSE") applicable to NYSE-listed companies.

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

Permissible Activities for Bank Holding Companies

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, which include, among other things, certain activities relating to extending credit or acting as an investment or financial advisor. We currently do not conduct any non-banking activities through any non-bank subsidiaries.

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

As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the "DGCL"). The DGCL allows us to pay dividends only out of our surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the capital rules defined in the Regulatory Capital Requirements section, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. For more information on these financial measures at the Company and Byline Bank - refer to Note 20 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report.

A significant portion of our income, on a stand-alone basis, comes from dividends from our bank, which is also the primary source of our liquidity. In addition to the restrictions discussed previously, our bank is subject to limitations under Illinois law regarding the level of dividends that it may pay to us. Under the Illinois Banking Act, Byline Bank generally may not pay dividends in an amount greater than its net profits then on hand, deducting first therefrom its losses and bad debts. Under these restrictions, Byline Bank could pay aggregate dividends of approximately $241.0 million to us without obtaining affirmative regulatory approvals as of December 31, 2025.

Transactions with Affiliates and Insiders

Transactions between our bank and its subsidiaries, on the one hand, and us or any other subsidiary, on the other hand, are regulated under Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by Byline Bank with, or for the benefit of, its affiliates. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which our bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of our bank’s capital stock and surplus, limit the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and require those transactions to be on terms at least as favorable to our bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate must be secured by designated amounts of specified collateral.

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

The Capital Rules. Over the past several years, the federal banking regulators have adopted a number of final rules, which we refer to as the Capital Rules, implementing Basel III, various provisions of the Dodd-Frank Wall Street and Consumer Protection Act

(the "Dodd-Frank Act"), various provisions of the Economic Growth Regulatory Relief and Consumer Protection Act (the "Consumer Protection Act") and certain other statutory and regulatory provisions relating to capital requirements. The Capital Rules, among other things, (i) include a capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Capital Rules also address risk-based capital requirements and risk weights and other issues affecting regulatory capital ratio calculations.

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

With respect to our bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the "FDIA"). On September 17, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule meant to simplify the capital rules for community banks. Under the final rule, most depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets, that have limited amounts of off-balance sheet exposures and trading assets and liabilities, and that have a community bank leverage ratio of greater than 9% would be eligible to opt into a community bank leverage ratio framework beginning on January 1, 2020. Under the final rule, a qualified community bank or its holding company that elects to use the community bank leverage ratio and maintains a community bank leverage ratio of greater than 9% is not subject to other risk-based and leverage capital requirements, including the risk-based capital rules relating to high volatility commercial real estate, mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities, and is considered to have met the well capitalized ratio requirements for purposes of Section 38 of the FDIA and the generally applicable capital requirements under the federal banking regulators’ capital rules. On November 25, 2025, federal banking regulators, including the FDIC, issued a proposed rule that would lower the community bank leverage ratio from 9% to 8% and extend the grace period for falling below the threshold from two to four quarters, reducing compliance pressure on financial institutions that elect to adopt the community bank leverage ratio framework. While the community bank leverage ratio framework is available to us and Byline Bank, neither we nor Byline Bank have elected to adopt the community bank leverage ratio framework at this time.

As part of the adoption of Accounting Standards Update ("ASU") 2016-13, the Company elected to opt into the regulators’ joint current expected credit losses ("CECL") transition provision, which allowed the Company and Byline Bank to phase in the capital impact of the adoption of CECL over three years beginning January 1, 2022. Accordingly, capital ratios as of December 31, 2024 reflected 75% of the CECL impact. As of January 1, 2025, the capital impact of the adoption of CECL is fully phased in.

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or the ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements incentivize banking entities to increase their holdings of U.S. Department of Treasury ("U.S. Treasury") securities and other direct obligations of the U.S. government as a component of assets and increase the use of long-term debt as a funding source.

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

Prompt Corrective Action Framework

The FDIA requires federal banking regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Federal banking regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The relevant capital measures are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;(ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk- based capital ratio of 6% or greater and a leverage ratio of 4% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6% or a leverage ratio of less than 4%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of Byline Bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2025, our bank was considered "well capitalized" with a Tier 1 capital ratio of 13.35%, total capital ratio of 14.57%, Tier 1 leverage ratio of 12.56%, and a CET1 capital ratio of 13.35%, as calculated under Basel III. For more information on these financial measures at the Company and Byline Bank, refer to Note 20 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report.

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

On October 30, 2025, the FDIC and OCC also issued a notice of proposed rulemaking that would define an "unsafe or unsound practice" as this term has not previously been formally defined by the bank regulatory agencies. In addition, the proposed rulemaking seeks to revise the framework for issuing "matters requiring attention" during an examination. With respect to unsafe or unsound practices, the proposed rule seeks to base the determination of whether a practice is unsafe or unsound on whether the practice is likely to have material financial impact on the institution. Specifically, the FDIC and OCC noted in the proposed rulemaking that, based on their supervisory experience and as a matter of policy, the agencies propose implementing a definition of "unsafe or unsound practice" for purposes of section 8 of the FDI Act that would focus on material risks to the financial condition of an institution and would generally require that an imprudent practice, act, or failure to act, if continued, be likely to materially harm the institution’s financial condition. With respect to matters requiring attention, the proposed rule provides that the agencies may only issue a matter requiring attention for a practice, act, or failure to act, alone or together with one or more other practices, acts, or failures to act, that (i) is contrary to generally accepted standards of prudent operation; and if continued, could reasonably be expected to, under current or reasonably foreseeable conditions, materially harm the financial condition of the institution; or present a material risk of loss to the FDIC deposit insurance fund (the "DIF"); or has already caused material harm to the financial condition of the institution; or (ii) is an actual violation of a banking or banking-related law or regulation. This proposed rule is intended to ensure supervision efforts are appropriately focused on material financial risks, increase consistency in supervisory reviews and provide more clarity on what constitutes an unsafe or unsound practice and what may trigger a matter requiring attention finding.

Deposit Insurance

FDIC insurance assessments

As an FDIC-insured bank, our bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government.

As an institution with less than $10 billion in assets, our bank’s assessment rates are based on the level of risk it poses to the DIF. The FDIC has the authority to increase insurance assessments and published a final rule in October 2022 to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began in the first quarterly assessment period of 2023. The stated purpose of the increase in assessment rate schedules is to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2% for 2025 and will maintain it at that level for 2026. For established smaller institutions, like Byline Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative) and (iii) a brokered deposit adjustment, to calculate a total base assessment rate. Currently, the total base assessment rate range, which does not include the depository institution debt adjustment, for institutions of Byline Bank’s size is 2.5 basis points to 32 basis points.

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

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the "Volcker Rule," prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. On July 9, 2019, pursuant to the Consumer Protection Act, the federal banking regulators issued a final rule to exempt community banks that have total assets of $10 billion or less and total consolidated trading assets and liabilities equal to or less than 5% of total consolidated assets from the Volcker Rule. Although we and Byline Bank presently qualify for exemption under the final rule, the Volcker Rule would not significantly affect the operations of us and our subsidiaries, as we do not have any significant engagement in the businesses covered by the Volcker Rule.

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

Interchange Fees

The Dodd-Frank Act includes provisions that restrict interchange fees to those which are reasonable and proportionate for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing, known as the Durbin Amendment. In October 2023, the FRB proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to such cap. Although the Durbin Amendment generally does not apply to debit card issuers with total assets of less than $10 billion, which would include Byline Bank, interchange fee levels and network pricing applicable to all debit card transactions may be negatively impacted.

In addition, various aspects of the debit card interchange framework, including the FRB’s Regulation II, have been the subject of ongoing industry litigation and legal challenges. The ultimate outcome of such litigation, as well as the timing and scope of any final regulatory changes, remains uncertain.

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

The Consumer Financial Protection Bureau (the "CFPB") has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over banks with assets of $10 billion or more. The FDIC has primary responsibility for examination of our bank and enforcement with respect to various federal consumer protection laws so long as our bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as our bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets. Uncertainty regarding the CFPB’s future authority, staffing and regulatory priorities under the current administration, including as a result of ongoing litigation and potential administrative efforts to reduce the agency’s footprint, could impact the CFPB’s supervisory and enforcement activity.

Federal Home Loan Bank System

Byline Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB. As a member of the FHLB of Chicago, Byline Bank is required to acquire and hold shares of capital stock in the FHLB of Chicago based on Byline Bank’s asset size and level of borrowings from the FHLB. Byline Bank was in compliance with this requirement as of December 31, 2025.

Ability-to-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, the implementing regulation of the TILA. These rules require mortgage lenders to make a reasonable and good-faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Byline Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination.

On April 27, 2021, the CFPB issued two new rules that modified qualified mortgage loan requirements and provided flexibility to banks and other lenders in determining consumers’ ability-to-repay. Compliance with these rules was required by October 1, 2022. Byline Bank complies with, and will continue to comply with, all applicable qualified mortgage loan requirements.

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

Leveraged Lending Guidance

On December 5, 2025, federal banking regulators jointly issued guidance on leveraged lending that rescinds and replaces prior guidance for leveraged finance activities. The new leveraged lending guidance describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to apply the FDIC’s and the OCC’s general principles for prudent risk management of commercial loans and other types of lending to their leveraged lending activities.

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

On October 24, 2023, the Office of the Comptroller of the Currency, the FDIC and the FRB jointly issued a final rule to revise the CRA’s implementing regulations. The final rule implements a revised regulatory framework that, like the current framework, is based on bank asset size and business model. Under the final rule, banks with over $2 billion in total assets as of December 31 in either of the prior two calendar years, such as Byline Bank, are required to be evaluated under the new "Retail Lending Test," the new "Retail Products and Services Test," the new "Community Development Financing Test" and the new "Community Development Services Test," but banks of all sizes maintain the option to elect to be evaluated under a strategic plan with the final rule updating the standards for obtaining approval for such plan. The applicability date for the majority of the provisions in the final rule was January 1, 2026, and additional requirements will be applicable on January 1, 2027. However, the new CRA regulations have been subject to litigation and, on July 16, 2025, the agencies issued a joint notice of proposed rulemaking to rescind the final rule issued in October 2023 and reinstate the CRA framework that existed prior to the October 2023 final rule.

Illinois Community Reinvestment Act (State)

The Illinois Community Reinvestment Act ("IL-CRA"), which became law in March 2021, requires banks, credit unions and nonbank mortgage companies to invest in, loan to and serve historically disinvested communities. On May 1, 2024, IDFPR’s proposed rules to implement the IL-CRA were adopted and filed with the Illinois Secretary of State. Among other factors, the IDFPR takes into account the record of a bank’s performance under the IL-CRA in considering an application for approval of a relocation of a bank’s main office or a branch and a merger, consolidation, acquisition of assets or assumption of liabilities.

Small Business Lending Rule

On March 30, 2023, the CFPB issued a final rule amending Regulation B, the implementing regulation of the ECOA, to implement section 1071 of the Dodd-Frank Act. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses the CFPB’s approach to privacy interests and the publication of section 1071 data, shielding certain demographic data from underwriters and other persons, record-keeping requirements and enforcement provisions. The 2023 final rule initially required large lenders to comply by October 1, 2024, with later compliance dates for institutions with a moderate transaction volume (i.e., at least 500 but less than 2,500 covered originations in both 2022 and 2023) and institutions with the lowest volume (i.e., at least 100 but less than 500 covered originations in both 2022 and 2023). While Byline Bank was initially required to comply by October 1, 2024, the CFPB issued interim final rules on June 25, 2024 and June 18, 2025 to extend compliance deadlines. Accordingly, under the interim final rules, Byline Bank is required to be in compliance with the final rule by July 1, 2026. However, on November 13, 2025, the CFPB issued a notice of proposed rulemaking that would further revise the small business lending rule. In the notice, the CFPB indicated that it believes that a potentially long-term data collection regime for small business lending should initially focus on core lending products, lenders, small businesses and data points, rather than the broad initial coverage of lenders, products, small businesses and data points included in the original 2023 rule. As a result, the CFPB is proposing changes that would reduce the number of institutions subject to the rule and the amount of data to be collected. In addition, the proposed rule would extend the compliance date for all entities subject to the rule to January 1, 2028.

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

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The U.S. Treasury’s Financial Crimes Enforcement Network ("FinCEN"), among other federal agencies, also promulgates rules and regulations regarding the USA PATRIOT Act with which financial institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these obligations and have in some cases brought criminal actions against some institutions for these types of violations.

On January 1, 2021, the U.S. Congress passed the Corporate Transparency Act as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information ("BOI") and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report BOI to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful prosecution of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the U.S. Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution or compensation to victims) will receive not more than 30% of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of anti-money laundering laws and regulations; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries and affiliates (except those located in the People's Republic of China, the Russian Federation or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and enforcement powers for FinCEN. Many of the amendments, including those with respect to beneficial ownership, require FinCEN to promulgate rules. However, in March 2025, FinCEN issued an interim final rule that removes the requirement for U.S. companies and U.S. persons to report BOI to FinCEN under the Corporate Transparency Act.

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

In March 2022, the Cyber Incident Reporting for Critical Infrastructure Act of 2022 ("CIRCIA") was signed into law. The enactment of CIRCIA requires the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency ("CISA") to develop and implement regulations requiring covered entities to report covered cyber incidents and ransomware payments to CISA in an effort to better equip CISA to provide resources and assistance to victims suffering attacks and share information necessary to warn other potential victims. In part, CIRCIA requires CISA to develop and issue regulations requiring covered entities to report to CISA within 72 hours from the time an entity reasonably believes a covered cyber incident occurred and within 24 hours of making any ransom payments made as a result of a ransomware attack. CISA is required to complete mandatory rulemaking activities before the reporting requirements go into effect. It is possible, but not yet confirmed, that banks could be subject to CIRCIA.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to-date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity vulnerabilities and attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use, scope, availability and complexity of Internet banking, mobile banking, electronic payment systems and other technology-based products and services. See Item 1A. – “Risk Factors” in this report for additional information.

Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has been adopted, but a proposed rule was published by the FDIC in May 2024. The proposed rule (the “Proposed FDIC Incentive Compensation Rule”) was intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. In March 2025, the FDIC withdrew the Proposed FDIC Incentive Compensation Rule. However, the FDIC may propose other rules relating to incentive compensation in the future. Further, while the Proposed FDIC Incentive Compensation Rule was withdrawn, the Company and Byline Bank have made, and continue to make, efforts to ensure that their incentive compensation plans do not encourage unsound risks.

Future Legislation and Regulation

The federal banking regulatory environment continues to evolve and remains subject to change as a result of shifts in executive branch leadership, agency priorities, legislative activity and supervisory approaches. In addition, the U.S. Congress may from time to time enact legislation that affects the regulation of financial institutions and the financial services industry, and federal and state regulatory agencies may periodically propose and adopt new regulations or modify existing regulations or supervisory guidance. These developments may include changes to capital, liquidity, resolution planning, consumer protection, corporate governance, executive compensation, or other prudential or compliance requirements applicable to banks and bank holding companies. The scope, timing and impact of future legislative or regulatory changes, including changes in supervisory expectations or examination practices, cannot be predicted with certainty. However, such changes could affect the regulatory framework under which we operate, increase our compliance costs, limit our business activities or strategic flexibility, or otherwise adversely affect our business, financial condition, results of operations or prospects in a material manner.

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

As of December 31, 2025, we had $1.8 billion of non-interest-bearing demand deposits and $878.6 million of interest-bearing demand deposits. The Federal Reserve lowered interest rates by an aggregate of 75 basis points during 2025. To date in 2026, however, the Federal Reserve has indicated that it may moderate its approach to further reductions of the overnight target rate in response to evolving economic and market data. Accordingly, we continue to cautiously manage our deposit pricing strategies to seek to maintain our net interest margin. As the competition for funding among banks remains high, and customers continue to seek higher yields, we have adjusted our deposit pricing accordingly. To the extent we offer higher interest rates on targeted interest-bearing deposit products to maintain current customers or attract new customers, our interest expense may increase, perhaps materially. Furthermore, if we fail to offer interest rates at a sufficient level to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Deterioration in the credit quality of third parties whose securities or obligations we hold, including the Federal Home Loan Mortgage Corporation, Federal National Mortgage Corporation, Government National Mortgage Association and municipalities, could result in significant losses.

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

As of December 31, 2025, we owned $1.4 billion of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of credit losses. The process for determining whether unrealized losses contain credit losses usually requires complex, subjective judgments in order to assess the probability of receiving all contractual principal and interest payments on the security. We may be required to recognize credit losses in future periods, which could adversely affect our business, results of operations or financial condition. In addition, increases in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

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

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales, as well as borrowings from the Federal Reserve Bank of Chicago, the Federal Home Loan Bank and other third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy generally, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

Our liquidity is dependent on dividends from Byline Bank.

We are a legal entity separate and distinct from Byline Bank, our wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities comes primarily from dividends we receive from Byline Bank. Various federal and state laws and regulations limit the amount of dividends that Byline Bank may pay us. As of December 31, 2025, Byline Bank had the capacity to pay us dividends of up to $241.0 million without the need to obtain prior regulatory approval. In the event Byline Bank is unable to pay dividends to us, we may not be able to service our existing debt or any debt we may incur, pay obligations or pay dividends on our common stock, which could have a material adverse effect on our business, financial condition or results of operations.

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

New lines of business, products, product enhancements or services and technologies may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. We may also implement new technologies, such as those related to artificial intelligence ("AI"), automation and algorithms, in order to create efficiencies, access and use data and enhance our customers’ engagement with us. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. Also, the implementation of certain new technologies may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. In implementing, developing, or marketing new lines of business, products, product enhancements or services and/or technologies, we may invest significant time and resources and not realize their expected results or returns. Further, initial timetables for the introduction and development of new initiatives may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences and general economic conditions, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services and/or technologies. Furthermore, any such initiative could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services and/or technologies could have a material adverse effect on our business, financial condition, or results of operations.

External Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, as well as demand for loans and leases and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan area. The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment, real estate prices and development, and the strength of the domestic economy and the local economy in the markets in which we operate. Also, the occurrence of other external events, such as geopolitical events and widespread public health emergencies or pandemics may negatively affect the business environment in our markets. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan and lease delinquencies, defaults and charge-offs, additional provisions for credit losses and an overall material adverse effect on the quality of our loan and lease portfolio. Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; population migration; natural disasters; geopolitical issues, conflicts and uncertainty; public health concerns; and other external factors or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate.

Many of the loans in our portfolio are secured by real estate. As of December 31, 2025, our real estate loans held for investment include $408.1 million of construction and development loans, $476.1 million of multifamily loans, $1.1 billion of non-owner occupied CRE loans and $281.3 million of residential mortgage loans, with the majority of these real estate loans concentrated in the Chicago metropolitan area and the State of Illinois. Real property values in our primary market may differ from real property values in other markets where we may do business and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. The Chicago metropolitan area has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in the Chicago metropolitan area, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally. In addition, our appraisal of the property may change significantly in relatively short periods of time and may not accurately describe the fair value of the real property collateral after the loan is made, resulting in loss if we foreclose on the property prior to realizing the full amount of any remaining indebtedness. Our CRE loans may have a greater risk of loss than residential mortgage loans, in part because these loans are generally larger or more complex to underwrite. In particular, real estate construction and acquisition and development loans have certain risks not present in other types of loans, including risks associated with construction cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. In addition, declines in real property values could reduce the value of any collateral we realize following a default on these loans. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, we rely on appraisals and other valuation techniques to establish the value of our other real estate owned ("OREO") and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance for credit losses - loans and leases may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, in some cases, we may rely on the employees of third-party servicers to design, manage and operate our information technology and telecommunications systems and related controls. As a result, we are subject to vulnerabilities resulting from the reliance on third-party employees, which range from human error to misconduct, malfeasance and fraud. We have internal controls and procedures to address these vulnerabilities, but we may fail to successfully implement and maintain such controls and procedures or our controls and procedures may not be adequate to prevent adverse consequences resulting from such vulnerabilities. Any of the foregoing may lead to the incurrence of remediation costs, regulatory fines, penalties or enforcement actions, litigation, limitations on our business activities and growth, as well as undermining customer confidence, any of which could negatively impact our business, financial condition or results of operations.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches, and cybersecurity-related incidents that may be committed against us, our customers, or third-party service providers that we utilize, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyberattacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyberattacks directed at the financial services industry. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches, and cybersecurity-related incidents. The continued evolution and increased usage of AI technologies may further increase these risks. Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence and privacy. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our or our third-party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, or results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services and an established and growing demand for mobile banking and payment systems and applications, necessary to allow companies to interact with customers and to review, analyze and use data. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as creating additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services, or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors, and system conversion delays, and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors, and delays could have a material adverse effect on our business, financial condition, or results of operations.

AI and our ability to implement and leverage AI to deliver new products and services to our customers present competitive risks.

The financial services industry is experiencing and will continue to experience rapid technological change due to the emergence of AI, including generative AI and agentic AI. The effective use of AI enables financial institutions to better serve their customers and reduce expenses. Our success and competitiveness may depend in part on our ability to adopt such technology and deliver our products and services in a manner consistent with evolving customer preferences and industry standards. At the same time, the use of AI presents unique risks. AI models, which are primarily developed and managed by third parties, introduce risks related to model development, implementation and training. AI may also produce incorrect outputs or biased results, disclose personal or confidential information, or otherwise cause issues for us or our customers. In addition, the legal and regulatory landscape for AI is uncertain and continuously evolving, which may increase our compliance costs and risk of non-compliance. Failure to adopt AI tools that match our customer expectations and needs or failure to properly manage risks associated with AI could have a material adverse effect on our business, financial condition or results of operation.

Guaranteed Loans Risks

Small Business Administration lending and other government guaranteed lending is an important part of our business. Our government guaranteed lending programs are dependent upon the U.S. federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an "SBA Preferred Lender"), we enable our customers to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, which could have a material adverse effect on our financial results. Any changes to the SBA program, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans or other government guaranteed loans or sell such loans in the secondary market, which could adversely affect our business, results of operations, and financial condition.

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

The laws, regulations and standard operating procedures that are applicable to government guaranteed loan products may change in the future, particularly in light of the changes being made and scrutiny being given to government funded programs under the current U.S. presidential administration. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to government guaranteed loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflects certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for the year ended December 31, 2025 was $22.7 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value, then our business, results of operations and financial condition may be materially and adversely affected.

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

Certain accounting policies and estimates are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies and estimates include (i) determining the provision and allowance for credit losses, (ii) the valuation of intangible assets such as goodwill, servicing assets, core deposit intangibles, and customer relationship intangible, and (iii) the determination of fair value for financial instruments. Refer to Note 1 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

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

As of December 31, 2025, we had goodwill of $181.9 million, or 14.3% of our total stockholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate, and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects interest rates charged on loans and paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The current term of FRB Chair is scheduled to end in May 2026. Recently, the President made a nomination for the next Chair of the FRB. The extent to which the nomination and confirmation of the next Chair of the FRB may alter monetary policy decisions of the FRB, or the timing and magnitude of any changes to the federal funds rate, is uncertain, and the potential impact on our business, financial condition or results of operation cannot be predicted.

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

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments, or other requirements resulting in increased expenses or restrictions on our business.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. In the normal course of business, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages, resulting in increased expenses, diminished income, damage to our reputation, and could divert management attention from the operation of our business. In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future. Further, we have in the past and may in the future be subject to consent orders with our regulators.

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

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

The current presidential administration has indicated that it intends to continue to implement a regulatory reform agenda that may be significantly different from that of the previous administration impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what additional laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Our consolidated assets are expected to exceed $10 billion, which may result in increased regulation and supervision of Byline Bank and may also result in increased costs and/or reduced revenue.

As of December 31, 2025, we had total consolidated assets of $9.7 billion. Based on our current growth trajectory, we expect that we will exceed $10 billion in total consolidated assets in the future. Upon crossing this threshold, we will become subject to certain laws, regulations and supervisory requirements that apply to depository institution holding companies and insured depository institutions with total consolidated assets of $10 billion or more. Compliance with these requirements could result in increased regulatory, operational and compliance costs and could affect our revenues, earnings and operational flexibility.

If we exceed $10 billion in total consolidated assets, we will no longer qualify for the exemption from debit card interchange restrictions under Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These provisions, as implemented by regulations of the FRB, cap the maximum interchange fee that a debit card issuer may receive per transaction, subject to limited adjustments for fraud prevention measures. In addition, insured depository institutions with total consolidated assets of $10 billion or more are subject to supervision, examination and enforcement with respect to federal consumer protection laws and regulations by the CFPB. While the scope and priorities of the CFPB’s activities have diminished significantly in the past year under the current presidential administration, exceeding the $10 billion in consolidated asset threshold will subject us to CFPB oversight and potential additional compliance obligations in the future.

Further, banking organizations with total consolidated assets of less than $10 billion may qualify for certain regulatory relief under the Economic Growth, Regulatory Relief and Consumer Protection Act, including relief from certain aspects of risk-based capital requirements, restrictions on proprietary trading and investment activities under the Volcker Rule, and other regulatory, subject to satisfaction of applicable conditions. Upon exceeding $10 billion in total consolidated assets, we will no longer be eligible for certain of these regulatory accommodations. Although the federal banking supervisory agencies have initiated proposals to raise the $10 billion asset threshold for certain regulatory purposes, many of the regulatory consequences of this asset threshold were established by statute and likely require Congressional action to facilitate such regulatory relief. Congress and/or regulatory agencies may also impose additional requirements, assessment or regulatory obligations on institutions that exceed this asset threshold in the future. The cumulative effect of these factors could adversely affect our business, financial condition or results of operation.

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

We rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2025, we had $7.6 billion in deposits. These deposits are subject to potential fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as increasing competitive pressures from other financial services firms for deposits and changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs, and negatively affect our liquidity.

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

Further, alternative methods of conducting financial transactions, including digital assets, cryptocurrencies, blockchain-based payment systems, and other emerging financial technologies, have developed and may continue to develop. As set forth in the Executive Order Strengthening American Leadership in Digital Financial Technology, dated January 23, 2025, the current presidential administration has expressed support for the growth of the digital asset industry and advancements in financial technology, which could encourage broader adoption of these alternatives. The adoption and growth of such technologies could alter customer preferences, reduce demand for traditional banking products and services, or change the competitive dynamics of the financial services industry. The timing, extent and potential economic impact of these developments are uncertain, and it is not possible at this time to predict how these trends, or the presidential administration’s support of them, may affect our business, customer relationships, financial condition or result of operation.

Our principal stockholder, MBG Investors I, L.P. has significant influence over us, and its interests could conflict with those of our other stockholders.

Currently, our principal stockholder, MBG Investors I, L.P., owns approximately 26.1% of the outstanding shares of our common stock and its general partner is one of our directors. As a result, MBG Investors I, L.P. is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. At times, MBG Investors I, L.P. may vote in a way with which you disagree, and which may be adverse to your interests.

Future sales of our common stock in the public market, including by pre-IPO stockholders, could lower our stock price.

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

Managing Material Risks and Integrated Enterprise Risk Management

We have developed an Information Security Program (the “Program”) as part of our overall Enterprise Risk Management ("ERM") framework to address material risks from potential cybersecurity threats, including threats utilizing generative AI, and to facilitate the governance and oversight of cybersecurity risks. The Program is administered by our Chief Risk Officer, Ms. Michelle Johnson, and includes policies and procedures that identify how security measures and controls are developed, implemented, maintained and assessed, and the Company’s response readiness about potential and actual cyber threats and incidents.

Governance

As part of our Risk Governance and ERM, our Board of Directors reviews and approves the Program on an annual basis. The Board oversees efforts to develop, implement, and maintain an effective Information Security Program, including reviewing management’s reporting on Program effectiveness. In addition to Board oversight, we also have Governance, Risk, Information Technology, Information Security, and Compliance functions that monitor and address enterprise risks, including cybersecurity risks.

A risk assessment, based on a method and guidance from a recognized national standards organization, is conducted at least annually. The risk assessment, along with risk-based analysis and judgment, are used to select security processes and controls to address and to seek to mitigate risks. Factors considered during this assessment include, but are not limited to, the likelihood and severity of the risk, the impact on the Company and others, such as our customers and employees, if a risk materializes, the feasibility and cost of controls, and the impact of controls on our operations.

Engaging Third Parties on Risk Management

Specific controls and procedures that address and seek to mitigate cybersecurity risks include endpoint threat detection and response, identity and access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, conditional access, penetration testing, firewalls and intrusion detection and prevention, vulnerability and patch testing and management, and employee awareness and training. We engage third-party security firms in different capacities to provide or operate some of these controls, such as vulnerability assessments and audits, penetration testing and other procedures to identify potential weaknesses in our systems and processes. In addition, as a financial institution, we conduct appropriate due diligence and monitoring procedures to address potential cybersecurity threats related to the use of third-party technology and outsourced services, including pre-acquisition due diligence, imposition of contractual obligations, and performance monitoring.

Oversight of Third-party Risk

We have processes in place to oversee and manage risks associated with third-party service providers, including risks related to data breaches or other security incidents. This includes conducting security due diligence reviews of critical third-party providers, subjecting third parties to periodic risk assessments and requiring third parties to sign standard contractual provisions before receiving sensitive information from and about the Company.

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

We also have a written Incident Response Plan and conduct tabletop exercises to enhance incident response preparedness and readiness. Business Continuity and Disaster Recovery plans are used to prepare for the potential for a disruption in technology we and our customers rely on. Employees undergo security awareness training when hired and annually.

While to-date we have not experienced a material cybersecurity threat, incident, significant data loss or any material financial losses related to cybersecurity attacks on our systems and those of our customers and third-party service providers, we are under constant threat, and it is possible that we could experience an incident in the future that could have a material adverse effect on our business strategy, results of operations and financial condition. See also Item 1A., “Risk Factors – Technology Risks”.

As a financial institution we may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls, processes and procedures to implement as part of the Company’s overall ERM, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate risks. Additionally, events when detected by security tools or third parties may not always be immediately understood or acted upon.

Item 2. Properties.

Our corporate headquarters is located at 180 North LaSalle Street, Suite 300, Chicago, IL 60601. In addition to our corporate headquarters, we operate 44 branch offices located in the Chicago metropolitan area and one branch office in Wauwatosa, Wisconsin. We lease 13 of our branch offices and our headquarters and own the remainder of our branch offices. We are continually evaluating opportunities to improve our existing branches and branch network, and we have in the recent past closed and may in the future choose to close branches in certain circumstances in order to improve our efficiency or for other business reasons.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol "BY". There were approximately 1,522 holders of record of our common stock as of February 3, 2026.

The timing and amount of cash dividends paid on our common stock depends on our earnings, financial condition, capital requirements and other relevant factors. The primary sources for payment of dividends to our stockholders are dividends paid to the Company by Byline Bank and cash on hand. We are subject to state law limitations on the payment of dividends. Delaware law generally limits dividends if: (a) the corporation does not have a surplus; or (b) the corporation does not have net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We have an internal policy that prohibits the Board of Byline Bank from declaring and paying dividends that would cause the minimum capital amounts required for Byline Bank to be considered less than "well capitalized" for regulatory purposes. See Item 1. "Business – Supervision and Regulations – Dividends" above and Note 20 of notes to consolidated financial statements contained in Part II, Item 8 of this report.

We paid cash dividends on our common stock for each quarter of 2025 and 2024. Total dividends paid per share of common stock were $0.40 in 2025 and $0.36 in 2024.

Issuer Purchases of Equity Securities.

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2025 until December 31, 2025, and we purchased 922,729 shares of our common stock under the stock repurchase program during 2025.

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 2,250,000 shares of our outstanding common stock. The program will be in effect from January 1, 2026 until December 31, 2026, unless terminated earlier. The shares may, at the discretion of management, be repurchased from time to time in open market purchases as market conditions warrant or in privately negotiated transactions. We are not obligated to purchase any shares under the program, and the program may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase program will be determined by us at our discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions and applicable legal requirements. The shares authorized to be repurchased represent approximately 4.9% of the Company’s outstanding common stock at December 31, 2025.

The table below includes information regarding purchases of our common stock during the quarter ended December 31, 2025:

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
October 1 - October 31, 2025	40,750	$27.00	40,383	632,594
November 1 - November 30, 2025	174,305	27.18	173,987	458,607
December 1 - December 31, 2025	131,336	29.95	131,336	327,271
Total	346,391	$28.21	345,706

(1) Includes 685 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of this plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities.

None.

Stock Performance Graph.

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025, with the cumulative total return of: (1) the Russell 2000 (U.S. Stock) Index, (2) a peer group of the S&P U.S. SmallCap Banks Index and, (3) the KBW NASDAQ Regional Bank Index ("KRX"). Included in the KRX index are U.S. regional banks that we believe are similar to the Company. We believe the KRX index provides a meaningful comparison to our cumulative total return. Total return assumes the reinvestment of all dividends.

* The information assumes that $100 was invested at the closing price on December 31, 2020 in our stock and each index, and that all dividends are reinvested.

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Byline Bancorp, Inc.	$100.00	$179.30	$152.87	$159.48	$199.26	$203.28
Russel 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. Small Cap Bank	100.00	139.21	122.74	123.35	145.82	160.37
KRX	100.00	133.19	120.60	115.77	126.87	131.08

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our financial statements and notes thereto included in Part II, Item 8 of this report. In addition to historical information, this discussion contains forward‑looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled "Special Note Regarding Forward‑Looking Statements" and "Risk Factors". Byline assumes no obligation to update any of these forward‑looking statements.

Management’s discussion focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, refer to Part I, Item 7 of our 2024 Annual Report filed on Form 10-K, which was filed with the SEC on February 28, 2025.

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

The Company's financial condition, operating results, and liquidity during 2025 were impacted by record revenues driven by growth in the loan and lease portfolio and lower rates paid on deposits, our acquisition of First Security, and actions taken to continue to strengthen the balance sheet.

We reported consolidated net income of $130.1 million for the year ended December 31, 2025, compared to net income of $120.8 million for the year ended December 31, 2024, an increase of $9.3 million, or 7.7%. The increase in net income was attributable to a $37.3 million increase in net interest income, and a $2.1 million increase in non-interest income, offset by a $18.1 million increase in non-interest expense, a $9.1 million increase in provision for credit losses, and a $2.9 million increase in provision for income taxes. For the years ended December 31, 2025 and 2024, our earnings per basic share were $2.90 and $2.78, and per diluted share were $2.89 and $2.75, respectively. Our results of operations for the years ended December 31, 2025 and 2024, produced an annual return on average assets of 1.36% and 1.31% and a return on average stockholders’ equity of 10.86% and 11.61%, respectively.

Total assets were $9.7 billion as of December 31, 2025, an increase of $156.1 million or 1.6%, compared to $9.5 billion as of December 31, 2024. Total deposits were $7.6 billion as of December 31, 2025, an increase $188.8 million or 2.5%, from $7.5 billion as of December 31, 2024. Total borrowings and other liabilities were $737.3 million at December 31, 2025, a decrease of $209.1 million or 22.1%, from $946.4 million as of December 31, 2024. Total stockholders' equity as of December 31, 2025 was $1.3 billion, an increase of $176.4 million or 16.2%, compared to $1.1 billion as of December 31, 2024. Dividends declared on common shares were $18.2 million and $15.9 million for the years ended December 31, 2025 and 2024, respectively. Dividends paid on common shares were $18.2 million and $15.8 million for the years ended December 31, 2025 and 2024, respectively.

Critical accounting policies and estimates

Our accounting and reporting policies conform to GAAP and to general practices within the banking industry. To prepare financial statements and interim financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes, and are based on information available as of the date of the financial statements. As this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

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

Refer to Note 17 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for a complete discussion of our use of fair value and the related measurement practices.

Selected Financial Data.

The following table summarizes certain selected historical consolidated financial data of Byline as of or for the fiscal years ended December 31, 2025, 2024, and 2023, and is derived from our audited financial statements. It should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report. Management uses the non-GAAP financial measures set forth herein in its analysis of our performance and believes that these non-GAAP financial measures provide useful information to management and investors; however, these disclosures should not be viewed as a substitute for results determined in accordance with GAAP financial measures.

	As of or for the years ended December 31,
(Dollars in thousands except share and per share data)	2025	2024	2023
Income Statement Data
Net interest income	$385,348	$348,046	$330,621
Provision for credit losses	36,102	27,041	31,653
Non-interest income	60,925	58,851	56,315
Non-interest expense	236,918	218,777	209,603
Income before income taxes	173,253	161,079	145,680
Provision for income taxes	43,202	40,320	37,802
Net income	$130,051	$120,759	$107,878
Earnings per Common Share
Basic earnings per common share	$2.90	$2.78	$2.69
Diluted earnings per common share	$2.89	$2.75	$2.67
Adjusted diluted earnings per share(1)(2)(3)	$3.00	$2.76	$2.89
Weighted-average common shares outstanding (basic)	44,798,651	43,448,856	40,045,208
Weighted-average common shares outstanding (diluted)	45,063,611	43,853,939	40,445,553
Common shares outstanding	45,545,928	44,459,584	43,764,056
Balance Sheet Data
Loans and leases held for investment, before allowance for credit losses - loans and leases(4)	$7,509,369	$6,906,822	$6,684,306
Loans and leases held for sale	13,621	3,200	18,005
Allowance for credit losses - loans and leases (ACL)	108,834	97,988	101,686
Interest-bearing deposits in other banks	88,911	504,379	165,705
Investment securities	1,415,766	1,426,166	1,352,380
Assets held for sale	1,829	2,025	4,484
Other real estate owned, net	3,394	5,170	1,200
Goodwill and other intangibles	200,520	198,098	203,478
Servicing assets	19,234	18,952	19,844
Total assets	9,652,676	9,496,529	8,881,967
Total deposits	7,647,443	7,458,628	7,176,999
Total liabilities	8,384,770	8,405,032	7,891,816
Total stockholders’ equity	1,267,906	1,091,497	990,151
Deposits per branch	169,943	162,144	149,521
Book value per common share	27.84	24.55	22.62
Tangible book value per common share(1)	23.44	20.09	17.98
Performance Ratios
Net interest margin	4.22%	3.97%	4.31%
Net interest margin, fully taxable equivalent(1)	4.23	3.98	4.32
Average cost of deposits	2.17	2.61	1.90
Efficiency ratio(5)	51.83	52.45	52.62
Adjusted efficiency ratio(1)(2)(5)	50.37	52.24	49.61
Non-interest expense to average assets	2.48	2.38	2.60
Adjusted non-interest expense to average assets(1)(2)	2.41	2.37	2.46
Return on average stockholders’ equity	10.86	11.61	12.50
Adjusted return on average stockholders' equity(1)(2)(3)	11.28	11.68	13.53
Return on average assets	1.36	1.31	1.34
Adjusted return on average assets(1)(2)(3)	1.41	1.32	1.45
Non-interest income to total revenues(1)	13.65	14.46	14.55
Pre-tax pre-provision return on average assets(1)	2.19	2.05	2.20
Adjusted pre-tax pre-provision return on average assets(1)(2)	2.26	2.06	2.35
Return on average tangible common stockholders' equity(1)	13.47	14.85	16.46
Adjusted return on average tangible common stockholders' equity(1)(2)(3)	13.97	14.94	17.76
Non-interest-bearing deposits to total deposits	23.78	23.54	26.56
Loans and leases held for sale and loans and leases held for investment to total deposits	98.37	92.64	93.39
Deposits to total liabilities	91.21	88.74	90.94
Asset Quality Ratios
Non-performing loans and leases / total loans and leases held for investment, net before ACL	0.95%	0.90%	0.96%
Total non-performing assets as a percentage of total assets	0.77	0.71	0.74
ACL / total loans and leases held for investment, net before ACL	1.45	1.42	1.52
Net charge-offs / average total loans and leases held for investment, net before ACL	0.39	0.47	0.38
Capital Ratios
Common equity to assets	13.14%	11.49%	11.15%
Tangible common equity to tangible assets(1)	11.29	9.61	9.06
Leverage ratio	12.53	11.74	10.86
Common equity tier 1 capital ratio	12.33	11.70	10.35
Tier 1 capital ratio	13.29	12.73	11.39
Total capital ratio	15.34	14.74	13.38

(1)
Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of non-GAAP Financial Measures" for a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure.
(2)
Calculation excludes impairment charges on assets held for sale and ROU assets, merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt.
(3)
Calculations exclude incremental income tax benefit related to impairment charges, merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt.
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

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include impairment charges on assets held for sale and right-of use asset ("ROU"), merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure our operating performance on an ongoing basis.
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
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt. Management believes the significant items are not indicative of or useful to measure our operating performance on an ongoing basis.
•
"Adjusted non-interest expense excluding amortization of intangible assets" is adjusted non-interest expense excluding amortization of intangible assets expense. Management believes the metric is an important measure of our operating performance on an ongoing basis.
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
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include impairment charges on assets held for sale and ROU asset, merger-related expenses, secondary public offering of common stock expenses, and loss on extinguishment of debt.
•
"Tangible common stockholders' equity" is defined as total stockholders' equity reduced by preferred stock, goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.
•
"Tangible assets" is defined as total assets reduced by goodwill and other intangible assets. Management does not consider servicing assets as an intangible asset for purposes of this calculation.

•
"Tangible book value per common share" is calculated as tangible common stockholders' equity, which is stockholders’ equity reduced by preferred stock, goodwill and other intangible assets, divided by total shares of common stock outstanding. Management believes this metric is important due to the relative changes in the book value per share exclusive of changes in intangible assets.
•
"Tangible common stockholders' equity to tangible assets" is calculated as tangible common stockholders' equity divided by tangible assets, which is total assets reduced by goodwill and other intangible assets. Management believes this metric is important to investors and analysts interested in relative changes in the ratio of total stockholders’ equity to total assets, each exclusive of changes in intangible assets.
•
"Tangible net income" is net income excluding after-tax intangible asset amortization.
•
"Adjusted tangible net income" is tangible net income excluding certain significant items. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Return on average tangible common stockholders’ equity" is tangible net income divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.
•
"Adjusted return on average tangible common stockholders’ equity" is adjusted tangible net income divided by average tangible common stockholders’ equity. Management believes the metric is an important measure of our operating performance on an ongoing basis.

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

The following reconciliation tables provide a more detailed analysis of the non‑GAAP financial measures discussed herein:

	As of or for the years ended December 31,
(dollars in thousands, except per share data)
Net income and earnings per share excluding significant items	2025	2024	2023
Reported net income	$130,051	$120,759	$107,878
Significant items:
Impairment charges on assets held for sale and ROU asset	195	194	2,395
Merger-related expense	5,087	629	9,222
Secondary public offering of common stock expenses	413	—	—
Loss on extinguishment of debt	843	—	—
Tax benefit	(1,522)	(85)	(2,696)
Adjusted net income	$135,067	$121,497	$116,799
Reported diluted earnings per share	$2.89	$2.75	$2.67
Significant items:
Impairment charges on assets held for sale and ROU asset	—	—	0.06
Merger-related expense	0.11	0.01	0.23
Secondary public offering of common stock expenses	0.01	—	—
Loss on extinguishment of debt	0.02	—	—
Tax benefit	(0.03)	—	(0.07)
Adjusted diluted earnings per share	$3.00	$2.76	$2.89

	As of or for the years ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Adjusted non-interest expense:
Non-interest expense	$236,918	$218,777	$209,603
Less: Significant items
Impairment charges on assets held for sale and ROU asset	195	194	2,395
Merger-related expense	5,087	629	9,222
Secondary public offering of common stock expenses	413	—	—
Loss on extinguishment of debt	843	—	—
Adjusted non-interest expense	$230,380	$217,954	$197,986
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$230,380	$217,954	$197,986
Less: Amortization of intangible assets	5,605	5,380	6,011
Adjusted non-interest expense excluding amortization of intangible assets	$224,775	$212,574	$191,975
Pre-tax pre-provision net income:
Pre-tax income	$173,253	$161,079	$145,680
Add: Provision for credit losses	36,102	27,041	31,653
Pre-tax pre-provision net income	$209,355	$188,120	$177,333
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$209,355	$188,120	$177,333
Impairment charges on assets held for sale and ROU asset	195	194	2,395
Merger-related expense	5,087	629	9,222
Secondary public offering of common stock expenses	413	—	—
Loss on extinguishment of debt	843	—	—
Adjusted pre-tax pre-provision net income	$215,893	$188,943	$188,950
Tax equivalent net interest income:
Net interest income	$385,348	$348,046	$330,621
Add: Tax-equivalent adjustment	901	921	903
Net interest income, fully taxable equivalent	$386,249	$348,967	$331,524
Total revenues:
Net interest income	$385,348	$348,046	$330,621
Add: Non-interest income	60,925	58,851	56,315
Total revenues	$446,273	$406,897	$386,936
Tangible common stockholders' equity:
Total stockholders' equity	$1,267,906	$1,091,497	$990,151
Less: Goodwill	181,852	181,705	181,705
Less: Core deposit intangibles and other intangibles	18,668	16,393	21,773
Tangible common stockholders' equity	$1,067,386	$893,399	$786,673
Tangible assets:
Total assets	$9,652,676	$9,496,529	$8,881,967
Less: Goodwill	181,852	181,705	181,705
Less: Core deposit intangibles and other intangibles	18,668	16,393	21,773
Tangible assets	$9,452,156	$9,298,431	$8,678,489
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,197,476	$1,040,515	$863,092
Less: Average goodwill	181,719	181,705	164,487
Less: Average core deposit intangibles and other intangibles	19,609	19,035	16,230
Average tangible common stockholders' equity	$996,148	$839,775	$682,375
Average tangible assets:
Average total assets	$9,556,954	$9,187,342	$8,048,331
Less: Average goodwill	181,719	181,705	164,487
Less: Average core deposit intangibles and other intangibles	19,609	19,035	16,230
Average tangible assets	$9,355,626	$8,986,602	$7,867,614
Tangible net income
Net income	$130,051	$120,759	$107,878
Add: After-tax intangible asset amortization	4,140	3,974	4,408
Tangible net income	$134,191	$124,733	$112,286
Adjusted tangible net income:
Tangible net income	$134,191	$124,733	$112,286
Impairment charges on assets held for sale and ROU asset	195	194	2,395
Merger-related expense	5,087	629	9,222
Secondary public offering of common stock expenses	413	—	—
Loss on extinguishment of debt	843	—	—
Tax benefit on significant items	(1,522)	(85)	(2,696)
Adjusted tangible net income	$139,207	$125,471	$121,207

	As of or for the years ended December 31,
(dollars in thousands, except share and per share data)	2025	2024	2023
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$209,355	$188,120	$177,333
Total average assets	9,556,954	9,187,342	8,048,331
Pre-tax pre-provision return on average assets	2.19%	2.05%	2.20%
Adjusted Pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$215,893	$188,943	$188,950
Total average assets	9,556,954	9,187,342	8,048,331
Adjusted pre-tax pre-provision return on average assets	2.26%	2.06%	2.35%
Net interest margin, fully taxable equivalent:
Net interest income, fully taxable equivalent	$386,249	$348,967	$331,524
Total average interest-earning assets	9,130,196	8,774,014	7,677,848
Net interest margin, fully taxable equivalent	4.23%	3.98%	4.32%
Non-interest income to total revenues:
Non-interest income	$60,925	$58,851	$56,315
Total revenues	446,273	406,897	386,936
Non-interest income to total revenues	13.65%	14.46%	14.55%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$230,380	$217,954	$197,986
Total average assets	9,556,954	9,187,342	8,048,331
Adjusted non-interest expense to average assets	2.41%	2.37%	2.46%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$224,775	$212,574	$191,975
Total revenues	446,273	406,897	386,936
Adjusted efficiency ratio	50.37%	52.24%	49.61%
Adjusted return on average assets:
Adjusted net income	$135,067	$121,497	$116,799
Total average assets	9,556,954	9,187,342	8,048,331
Adjusted return on average assets	1.41%	1.32%	1.45%
Adjusted return on average common stockholders' equity:
Adjusted net income	$135,067	$121,497	$116,799
Average common stockholders' equity	1,197,476	1,040,515	863,092
Adjusted return on average common stockholders' equity	11.28%	11.68%	13.53%
Tangible common stockholders' equity to tangible assets:
Tangible stockholders' equity	$1,067,386	$893,399	$786,673
Tangible assets	9,452,156	9,298,431	8,678,489
Tangible common stockholders' equity to tangible assets	11.29%	9.61%	9.06%
Return on average tangible common stockholders' equity:
Tangible net income	$134,191	$124,733	$112,286
Average tangible common stockholders' equity	996,148	839,775	682,375
Return on average tangible common stockholders' equity:	13.47%	14.85%	16.46%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$139,207	$125,471	$121,207
Average tangible common stockholders' equity	996,148	839,775	682,375
Adjusted return on average tangible common stockholders' equity	13.97%	14.94%	17.76%
Tangible book value per common share:
Tangible common equity	$1,067,386	$893,399	$786,673
Common shares outstanding	45,545,928	44,459,584	43,764,056
Tangible book value per common share	$23.44	$20.09	$17.98

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan. As of December 31, 2025, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.4% of our total loan portfolio, compared to 1.8% at December 31, 2024.

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

	Year Ended December 31,
	2025			2024			2023
	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg Yield / Rate
ASSETS
Cash and cash equivalents	$175,760	$6,270	3.57%	$346,777	$15,635	4.51%	$157,754	$5,029	3.19%
Loans and leases(1)	7,226,607	511,224	7.07%	6,786,547	502,353	7.40%	6,038,797	440,984	7.30%
Taxable securities	1,575,363	51,338	3.26%	1,483,640	44,476	3.00%	1,322,379	30,068	2.27%
Tax-exempt securities(2)	152,466	4,289	2.81%	157,050	4,386	2.79%	158,918	4,300	2.71%
Total interest-earning assets	$9,130,196	$573,121	6.28%	$8,774,014	$566,850	6.46%	$7,677,848	$480,381	6.26%
Allowance for credit losses - loans and leases	(106,092)			(101,695)			(98,067)
All other assets	532,850			515,023			468,550
TOTAL ASSETS	$9,556,954			$9,187,342			$8,048,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$828,122	$14,181	1.71%	$695,156	$14,442	2.08%	$574,335	$9,212	1.60%
Money market accounts	2,860,470	86,928	3.04%	2,344,309	80,960	3.45%	1,802,675	53,933	2.99%
Savings	494,264	533	0.11%	506,889	711	0.14%	585,820	883	0.15%
Time deposits	1,701,328	66,076	3.88%	2,024,942	96,253	4.75%	1,468,836	57,408	3.91%
Total interest-bearing deposits	5,884,184	167,718	2.85%	5,571,296	192,366	3.45%	4,431,666	121,436	2.74%
Other borrowings	319,151	6,372	2.00%	442,364	13,648	3.09%	484,984	17,125	3.53%
Federal funds purchased	—	—	0.00%	348	21	6.05%	685	36	5.30%
Subordinated notes and debentures	156,484	12,782	8.17%	144,624	11,848	8.19%	127,825	10,260	8.03%
Total borrowings	475,635	19,154	4.03%	587,336	25,517	4.34%	613,494	27,421	4.47%
Total interest-bearing liabilities	$6,359,819	$186,872	2.94%	$6,158,632	$217,883	3.54%	$5,045,160	$148,857	2.95%
Non-interest bearing demand deposits	1,833,596			1,802,258			1,965,663
Other liabilities	166,063			185,937			174,416
Total stockholders’ equity	1,197,476			1,040,515			863,092
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,556,954			$9,187,342			$8,048,331
Net interest spread(3)			3.34%			2.92%			3.31%
Net interest income, fully taxable equivalent		$386,249			$348,967			$331,524
Net interest margin, fully taxable equivalent(2)(4)			4.23%			3.98%			4.32%
Tax-equivalent adjustment		901	0.01%		921	0.01%		903	0.01%
Net interest income		$385,348			$348,046			$330,621
Net interest margin(4)			4.22%			3.97%			4.31%

Net loan accretion impact on margin		$10,413	0.11%		$13,511	0.15%		$16,726	0.22%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $8.8 million, $8.1 million, and $9.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Non-accrual loans and leases are included in total loan and lease balances. Interest income on non-accruing loans is reflected in the period that it is collected, to the extent it is not applied to principal. Non-accrual loans are included in the average balances.
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

	Year Ended December 31,
	2025 Compared to 2024			2024 Compared to 2023
	Change Due to	Change Due to	Total	Change Due to	Change Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income
Cash and cash equivalents	$(6,105)	$(3,260)	$(9,365)	$8,524	$2,082	$10,606
Loans and leases(1)	31,267	(22,396)	8,871	55,330	6,039	61,369
Taxable securities	3,005	3,857	6,862	4,755	9,653	14,408
Tax-exempt securities(2)	(128)	31	(97)	(41)	127	86
Total interest income	$28,039	$(21,768)	$6,271	$68,568	$17,901	$86,469
Interest expense
Deposits
Interest checking	$2,311	$(2,572)	$(261)	$2,473	$2,757	$5,230
Money market accounts	15,580	(9,612)	5,968	18,735	8,292	27,027
Savings	(26)	(152)	(178)	(113)	(59)	(172)
Time deposits	(12,560)	(17,617)	(30,177)	26,507	12,338	38,845
Total interest-bearing deposits	5,305	(29,953)	(24,648)	47,602	23,328	70,930
Other borrowings	(2,460)	(4,816)	(7,276)	(1,343)	(2,134)	(3,477)
Federal funds purchased	(21)	—	(21)	(20)	5	(15)
Subordinated notes and debentures	969	(35)	934	1,383	205	1,588
Total borrowings	(1,512)	(4,851)	(6,363)	20	(1,924)	(1,904)
Total interest expense	$3,793	$(34,804)	$(31,011)	$47,622	$21,404	$69,026
Net interest income, fully taxable equivalent	$24,246	$13,036	$37,282	$20,946	$(3,503)	$17,443

(1) Includes loans and leases on non-accrual status.

(2) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the year ended December 31, 2025 was $385.3 million, an increase of $37.3 million, or 10.7% compared to 2024. The increase in interest income of $6.3 million was principally a result of growth in the loan and lease portfolio. The average balance of interest-earning assets was $9.1 billion for the year ended December 31, 2025, an increase of $356.2 million, or 4.1%, compared to 2024, primarily due to growth in our loan and lease portfolios and securities portfolio, offset by decreases to cash and cash equivalents. Interest expense decreased by $31.0 million or 14.2%, for the year ended December 31, 2025 compared to 2024, mostly due to lower rates paid and lower average balances on time deposits and partially offset by growth of money market accounts. Average total interest-bearing deposits increased $312.9 million, or 5.6% year over year.

Interest expense on borrowings for the year ended December 31, 2025 was $19.2 million compared to $25.5 million for the year ended December 31, 2024, a decrease of $6.4 million, or 24.9%. This decrease was driven mainly by lower rates paid on other borrowings.

The net interest margin for the year ended December 31, 2025 was 4.22%, an increase of 25 basis points compared to 3.97% for the year ended December 31, 2024. The average yield on interest-earning assets decreased 18 basis points to 6.28% for the year ended December 31, 2025 compared to 6.46% for the year ended December 31, 2024, while the average rate paid on interest-bearing liabilities decreased by 60 basis points to 2.94% from 3.54%, resulting in an increase in the interest rate spread of 42 basis points.

Net loan accretion income was $10.4 million for the year ended December 31, 2025 compared to $13.5 million for the year ended December 31, 2024, a decrease of $3.1 million. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the year ended December 31, 2025 compared to 15 basis points for the year ended December 31, 2024. Assuming no additional acquisitions, we expect loan accretion income to continue to decline as acquired loans mature. Projected accretion income as of December 31, 2025 is summarized as follows:

Estimated Projected Accretion(1)(2)
2026	$4,916
2027	2,977
2028	1,724
2029	1,209
2030	820
Thereafter	8,650
Total	$20,296
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

Provision for credit losses for the year ended December 31, 2025 was $36.1 million compared to $27.0 million for the year ended December 31, 2024, an increase of $9.1 million. The increase in provision was mainly due to growth in the loan and lease portfolio and higher non-performing loans and leases. On April 1, 2025, a provision for credit losses of $864,000 was recorded on acquired non-credit-deteriorated loans related to the First Security acquisition. For the year ended December 31, 2025, the provision for credit losses is comprised of a provision for loan and lease losses of $35.8 million and a provision for unfunded commitments of $348,000. For the year ended December 31, 2024, the provision for credit losses is comprised of a provision for loan and lease losses of $28.3 million and a recapture of provision for unfunded commitments of $1.2 million.

Non-interest income

Non-interest income was $60.9 million for the year ended December 31, 2025, compared to $58.9 million for the year ended December 31, 2024, an increase of $2.1 million or 3.5%.

The following table presents the major components of our non-interest income for the periods indicated (dollars in thousands):

	Year ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$10,876	$10,214	$9,211	$662	6.5%	$1,003	10.9%
Loan servicing revenue	12,261	12,905	13,503	(644)	(5.0)%	(598)	(4.4)%
Loan servicing asset revaluation	(5,602)	(6,704)	(5,089)	1,102	(16.4)%	(1,615)	31.7%
ATM and interchange fees	4,083	4,464	4,462	(381)	(8.5)%	2	0.1%
Net losses on sales of securities available-for-sale	(21)	(699)	—	678	(97.1)%	(699)	100.0%
Change in fair value of equity securities, net	795	1,122	1,071	(327)	(29.1)%	51	4.8%
Net gains on sales of loans	22,719	24,540	22,805	(1,821)	(7.4)%	1,735	7.6%
Wealth management and trust income	4,846	4,310	4,158	536	12.4%	152	3.7%
Other non-interest income	10,968	8,699	6,194	2,269	26.1%	2,505	40.5%
Total non-interest income	$60,925	$58,851	$56,315	$2,074	3.5%	$2,536	4.5%
NM - Not meaningful

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, treasury management fees, and other charges. Fees and service charges on deposits were $10.9 million for the year ended December 31, 2025, compared to $10.2 million for the year ended December 31, 2024, an increase of $662,000 or 6.5%. The increase was a result of growth in deposit balances and from new customers.

While portions of the loans that we originate are sold and generate gain on sale revenue, servicing rights for the majority of the loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $12.3 million and $12.9 million in loan servicing revenue on the sold portion of U.S. government guaranteed loans for the years ended December 31, 2025 and 2024, respectively, a decrease of $644,000 or 5.0%.

At December 31, 2025 and 2024, the outstanding balance of U.S. government guaranteed loans serviced was $1.6 billion and $1.7 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $5.6 million for the year ended December 31, 2025, compared to a downward adjustment of $6.7 million for the year ended December 31, 2024, a decrease of $1.1 million, or 16.4% The variance was primarily driven by the change in fair value of the servicing asset mainly as a result of lower average discount rate.

Net gains on sales of loans were $22.7 million for the year ended December 31, 2025 compared to $24.5 million for the year ended December 31, 2024, a decrease of $1.8 million, or 7.4%. The decrease in net gains on sales was primarily driven by lower market premiums for U.S. government guaranteed loans. We sold $315.0 million and $314.8 million of U.S. government guaranteed loans during the years ended December 31, 2025 and 2024, respectively.

Wealth management and trust income represents fees charged to customers for investment, trust, and wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $4.8 million for the year ended December 31, 2025 compared to $4.3 million for the year ended December 31, 2024, an increase of $536,000 or 12.4%, mainly due to increased fees. Assets under administration were $823.2 million and $746.5 million as of December 31, 2025 and 2024, respectively, and include $115.2 million and $119.7 million of money market demand accounts included in interest-bearing deposits on the Consolidated Statements of Financial Condition.

Other non-interest income was $11.0 million for the year ended December 31, 2025 compared to $8.7 million for the year ended December 31, 2024, an increase of $2.3 million or 26.1%. The increase was primarily a result of increased swap fee income from increased swap activity.

Non-interest expense

We reported non-interest expense for the year ended December 31, 2025 of $236.9 million compared to $218.8 million for the year ended December 31, 2024, an increase of $18.1 million or 8.3%.

The following table presents the components of our non-interest expense for the periods indicated (dollars in thousands):

	Year ended December 31,			2025 compared to 2024		2024 compared to 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$150,376	$140,119	$126,979	$10,257	7.3%	$13,140	10.3%
Occupancy expense, net	14,512	14,686	14,030	(174)	(1.2)%	656	4.7%
Equipment expense	3,752	4,017	4,478	(265)	(6.6)%	(461)	(10.3)%
Impairment charge on assets held for sale	195	—	2,000	195	100.0%	(2,000)	(100.0)%
Loan and lease related expenses	3,623	2,789	2,936	834	29.9%	(147)	(5.0)%
Legal, audit and other professional fees	16,058	13,428	12,946	2,630	19.6%	482	3.7%
Data processing	19,445	16,869	19,509	2,576	15.3%	(2,640)	(13.5)%
Net loss recognized on other real estate owned and other related expenses	1,143	568	385	575	101.5%	183	47.4%
Regulatory assessments	4,250	4,179	4,143	71	1.7%	36	0.9%
Other intangible assets amortization expense	5,605	5,380	6,011	225	4.2%	(631)	(10.5)%
Advertising and promotions	5,644	4,978	3,796	666	13.4%	1,182	31.1%
Telecommunications	884	870	1,447	14	1.7%	(577)	(39.9)%
Other non-interest expense	11,431	10,894	10,943	537	4.9%	(49)	(0.5)%
Total non-interest expense	$236,918	$218,777	$209,603	$18,141	8.3%	$9,174	4.4%
NM - Not meaningful

Salaries and employee benefits, the single largest component of our non-interest expense, was $150.4 million for the year ended December 31, 2025 compared to $140.1 million for the year ended December 31, 2024, an increase of $10.3 million or 7.3%, primarily a result of merger-related expenses, merit salary increases, higher incentive compensation, and higher equity-based compensation.

Occupancy expense, net, and equipment expense for the year ended December 31, 2025 were $18.3 million compared to $18.7 million for the year ended December 31, 2024, a decrease of $439,000 or 2.3%, primarily as a result of our branch consolidation strategy.

Loan and lease related expenses for the year ended December 31, 2025 were $3.6 million compared to $2.8 million for the year ended December 31, 2024, an increase of $834,000, or 29.9%. The increase was mainly related to increased real estate taxes and insurance and increased appraisal and survey related expenses.

Legal, audit and other professional fees for the year ended December 31, 2025 were $16.1 million compared to $13.4 million for the year ended December 31, 2024, an increase of $2.6 million or 19.6%. The increase was principally driven by increased outside service fees, merger-related expenses, and fees and expenses related to the secondary public offering of our common stock.

Data processing expense for the year ended December 31, 2025 was $19.4 million compared to $16.9 million for the year ended December 31, 2024, an increase of $2.6 million or 15.3% primarily due to increased software licensing and maintenance expenses and from higher expenses associated with the First Security acquisition and integration.

Advertising and promotions for the year ended December 31, 2025 were $5.6 million compared to $5.0 million for the year ended December 31, 2024, an increase of $666,000 or 13.4%, primarily due to higher sponsorships and advertising spent on digital marketing campaigns.

Other non-interest expense for the year ended December 31, 2025 was $11.4 million compared to $10.9 million for the year ended December 31, 2024, an increase of $537,000 or 4.9%. Other non-interest expense for the year ended December 31, 2025 includes $843,000 related to the loss on extinguishment of subordinated debt.

For the years ended December 31, 2025 and 2024, our efficiency ratio was 51.83% and 52.45%, respectively. The improvement in the efficiency ratio was mainly driven by increased revenues and lower interest expense. For the years ended December 31, 2025 and 2024, our adjusted efficiency ratio was 50.37% and 52.24%, respectively. Please refer to the "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" included in Item 7 of this report, for more information on how our adjusted efficiency ratio is calculated.

Income Taxes

Income tax expense was $43.2 million for the year ended December 31, 2025, compared to $40.3 million for the year ended December 31, 2024. The increase in income tax expense was primarily due to increased income before provision for income taxes during 2025.

Our effective tax rate was 24.9% for the year ended December 31, 2025 and 25.0% for the year ended December 31, 2024. The decrease in our effective tax rate was primarily driven by a decrease in our state tax rate, net of our federal benefit. We expect our effective tax rate for 2026 to be approximately 25% to 27%.

Financial Condition

Balance sheet analysis

Our total assets increased by $156.1 million, or 1.6%, to $9.7 billion at December 31, 2025, compared to $9.5 billion at December 31, 2024.

Total liabilities decreased by $20.3 million, or 0.2%, to $8.4 billion at December 31, 2025 compared to December 31, 2024. The decrease is primarily attributed to a decrease in FHLB advances of $235.0 million, or 40.9%, due to repayments, offset by an increase in total deposits of $188.8 million, or 2.5%, primarily driven by deposits acquired through acquisition.

Investment portfolio

Our investment securities portfolio consists of securities classified as equity and other securities, at fair value, and securities available-for-sale, at fair value. There were no securities classified as trading in our investment portfolio as of or for the years ended December 31, 2025 and 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities and has an average duration of 4.5 years at December 31, 2025.

Securities available-for-sale were $1.4 billion, a decrease of $10.6 million or 0.7%, compared to December 31, 2024. The decrease was primarily due to principal paydowns and sales of mortgage-backed securities, and maturities and calls of U.S. Treasury Notes and U.S. Government agency bonds, offset by purchases of residential and commercial mortgage-backed securities and lower unrealized losses.

There were no securities classified as held-to-maturity in our investment portfolio as of December 31, 2025. Securities held-to-maturity were $605,000 at December 31, 2024, which consisted of municipal securities, carried at amortized cost. We evaluated the held to maturity securities in an unrealized loss position for credit losses as of December 31, 2024 and determined there were none.

The fair value of our equity and other securities portfolio was $10.7 million at December 31, 2025, and $9.9 million at December 31, 2024.

The following tables summarize the fair value of the available-for-sale and held-to-maturity securities portfolio as of the dates presented (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,655	$29,890	$32,783	$32,570
U.S. Government agencies	118,674	109,747	151,912	136,487
Obligations of states, municipalities, and political subdivisions	56,705	54,554	84,188	79,306
Residential mortgage-backed securities
Agency	881,735	825,298	849,297	750,802
Non-agency	143,372	127,731	160,427	137,880
Commercial mortgage-backed securities
Agency	243,762	217,029	261,947	226,940
Corporate securities	30,318	29,433	40,623	38,462
Asset-backed securities	12,155	11,424	14,406	13,249
Total	$1,516,376	$1,405,106	$1,595,583	$1,415,696

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$—	$—	$605	$605
Total	$—	$—	$605	$605

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. There were 205 investment securities with unrealized losses at December 31, 2025 totaling $121.6 million. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our debt securities as of December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2025
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$9,911	4.17%	$19,744	3.91%	$—	—	$—	—
U.S. government agencies	7,671	3.62%	66,169	1.54%	39,834	1.65%	5,000	3.36%
Obligations of states, municipalities, and political subdivisions	2,917	3.69%	8,415	3.62%	14,929	3.47%	30,444	2.42%
Residential mortgage-backed securities
Agency	—	—	50,713	1.49%	74,816	2.04%	756,206	3.27%
Non-agency	—	—	—	—	—	—	143,372	2.93%
Commercial mortgage-backed securities
Agency	—	—	14,642	1.99%	19,202	2.43%	209,918	3.30%
Corporate securities	—	—	21,312	4.72%	9,006	3.46%	—	—
Asset-backed securities	63	4.80%	3,016	4.28%	9,076	2.46%	—	—
Total	$20,562	3.90%	$184,011	2.33%	$166,863	2.22%	$1,144,940	3.21%

(1) The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $39.0 million at December 31, 2025, a decrease of $14.6 million from December 31, 2024.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of December 31, 2025 and 2024.

Restricted stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank, which is redeemable at par and carried at cost. As of December 31, 2025 and 2024, we held $21.3 million and $27.5 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of December 31, 2025 and 2024.

Loan and lease portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at December 31, 2025 and 2024 were $7.5 billion and $6.9 billion, respectively, an increase of $602.5 million or 8.7%. The growth in the originated loan and lease portfolio was primarily driven by increases in commercial and industrial loans and leases, and commercial real estate. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $632.1 million at December 31, 2025, a decrease of $30.9 million, compared to $663.0 million at December 31, 2024. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was primarily due to renewals of loans as originated, resolutions of these loans, and charge-offs.

We strive to maintain a diversified loan and lease portfolio to help reduce the risk inherent in concentration in certain types of collateral. Our exposure to certain industries as of December 31, 2025 represents the following percentages of the portfolio: 35.9% real estate, 12.1% manufacturing, 9.5% finance and insurance, 6.5% wholesale trade, 5.0% accommodation and food services, and all other industries represent less than 5% of the portfolio or 31.0% of the total loan and lease portfolio. As of December 31, 2025, the loan portfolio included $407.3 million of unguaranteed SBA 7(a) and USDA loans with exposure to the following top three industries: 18.9% retail trade, 13.4% accommodation and food services and 8.2% manufacturing. The following table shows our allocation of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,338,109	31.1%	$2,071,952	30.0%
Residential real estate	567,158	7.6%	513,422	7.4%
Construction, land development, and other land	360,003	4.8%	429,596	6.2%
Commercial and industrial	2,856,214	38.0%	2,509,083	36.3%
Installment and other	3,470	0.0%	3,847	0.1%
Leasing financing receivables	752,306	10.0%	715,899	10.4%
Total originated loans and leases	$6,877,260	91.5%	$6,243,799	90.4%
Purchased credit deteriorated loans
Commercial real estate	$68,987	0.9%	$82,934	1.2%
Residential real estate	20,788	0.3%	30,515	0.4%
Construction, land development, and other land	2,533	0.0%	—	—
Commercial and industrial	12,570	0.2%	14,081	0.2%
Installment and other	73	0.0%	105	0.0%
Total purchased credit deteriorated loans	$104,951	1.4%	$127,635	1.8%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$200,089	2.7%	$199,531	2.9%
Residential real estate	169,478	2.3%	182,165	2.6%
Construction, land development, and other land	45,542	0.6%	59,673	0.9%
Commercial and industrial	97,786	1.3%	93,969	1.4%
Installment and other	14,263	0.2%	14	0.0%
Leasing financing receivables	—	—	36	0.0%
Total acquired non-credit-deteriorated loans and leases	$527,158	7.1%	$535,388	7.8%
Total loans and leases	$7,509,369	100.0%	$6,906,822	100.0%
Allowance for credit losses - loans and leases	(108,834)		(97,988)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,400,535		$6,808,834

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 50.3% and 51.6% of the total loan and lease portfolio at December 31, 2025 and 2024, respectively.

Commercial real estate loans. Commercial real estate loans, including owner occupied and non-owner occupied, comprised the largest portion of the real estate loan portfolio as of December 31, 2025 and totaled $2.6 billion, or 69.1%, of real estate loans and 34.7% of the total loan and lease portfolio. At December 31, 2024, commercial real estate loans totaled $2.4 billion and comprised 66.0% of real estate loans and 34.1% of the total loan and lease portfolio. Purchased credit deteriorated commercial real estate loans decreased from $82.9 million as of December 31, 2024 to $69.0 million as of December 31, 2025, as a result of the migration of renewed loans to originated, paydowns, resolutions, and charge-offs.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the dates presented:

	December 31, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$693,592	9.2%	$511,045	6.8%	$1,204,637	16.0%
Retail/Restaurant	379,326	5.1%	205,747	2.7%	585,073	7.8%
Office	89,262	1.2%	150,446	2.0%	239,708	3.2%
Mixed Use	46,447	0.6%	46,925	0.6%	93,372	1.2%
Other(1)	309,266	4.1%	172,444	2.4%	481,710	6.5%
CRE, prior to deferred fees and costs	$1,517,893	20.2%	$1,086,607	14.5%	$2,604,500	34.7%
Net unamortized deferred fees and costs	3,732	0.0%	(1,047)	0.0%	2,685	0.0%
Total CRE	1,521,625	20.2%	1,085,560	14.5%	2,607,185	34.7%

	December 31, 2025
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,157,223	15.4%	$604,766	8.1%	$1,761,989	23.5%
Wisconsin	82,898	1.1%	60,284	0.8%	143,182	1.9%
New Jersey	9,453	0.1%	118,222	1.6%	127,675	1.7%
California	38,424	0.5%	35,823	0.5%	74,247	1.0%
Florida	20,311	0.3%	44,242	0.6%	64,553	0.9%
Indiana	48,275	0.6%	15,865	0.2%	64,140	0.8%
Arizona	19,482	0.4%	36,465	0.5%	55,947	0.9%
Michigan	32,064	0.4%	16,165	0.2%	48,229	0.6%
All Others(2)	109,763	1.4%	154,775	2.0%	264,538	3.4%
CRE, prior to deferred fees and costs	$1,517,893	20.2%	$1,086,607	14.5%	$2,604,500	34.7%
Net unamortized deferred fees and costs	3,732	0.0%	(1,047)	0.0%	2,685	0.0%
Total CRE	$1,521,625	20.2%	$1,085,560	14.5%	$2,607,185	34.7%

	December 31, 2024
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
Commercial Real Estate (CRE)
Industrial/Warehouse	$618,174	9.0%	$459,483	6.7%	$1,077,657	15.6%
Retail/Restaurant	345,928	5.0%	182,575	2.6%	528,503	7.7%
Office	86,313	1.2%	160,738	2.3%	247,051	3.6%
Mixed Use	42,653	0.6%	34,762	0.5%	77,415	1.1%
Senior Housing/Healthcare	32,070	0.5%	22,715	0.3%	54,785	0.8%
Hotel/Motel	21,655	0.3%	21,315	0.3%	42,970	0.6%
Other(1)	227,911	3.3%	94,933	1.4%	322,844	4.7%
CRE, prior to deferred fees and costs	$1,374,704	19.9%	$976,521	14.1%	$2,351,225	34.0%
Net unamortized deferred fees and costs	4,082	0.1%	(890)	0.0%	3,192	0.1%
Total CRE	$1,378,786	20.0%	$975,631	14.1%	$2,354,417	34.1%

	December 31, 2024
(dollars in thousands)	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE Geography
Illinois	$1,041,719	15.1%	$555,235	8.0%	$1,596,954	23.1%
Wisconsin	87,546	1.3%	59,889	0.9%	147,435	2.1%
California	42,119	0.6%	79,602	1.2%	121,721	1.8%
New Jersey	7,797	0.1%	89,736	1.3%	97,533	1.4%
Florida	18,549	0.3%	41,293	0.6%	59,842	0.9%
Indiana	45,299	0.7%	12,652	0.2%	57,951	0.8%
Texas	24,077	0.3%	18,357	0.3%	42,434	0.6%
Michigan	27,175	0.4%	10,524	0.2%	37,699	0.5%
North Carolina	2,767	0.0%	24,105	0.3%	26,872	0.4%
Georgia	6,545	0.1%	17,320	0.3%	23,865	0.3%
All Others(2)	71,111	1.0%	67,808	1.0%	138,919	2.0%
CRE, prior to deferred fees and costs	$1,374,704	19.9%	$976,521	14.1%	$2,351,225	34.0%
Net unamortized deferred fees and costs	4,082	0.1%	(890)	0.0%	3,192	0.1%
Total CRE	$1,378,786	20.0%	$975,631	14.1%	$2,354,417	34.1%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the CRE loan portfolio remained stable at December 31, 2025 compared to December 31, 2024. Industrial/warehouse, retail/restaurant and office remain the top three collateral types in the CRE portfolio, and represented 26.9% of total loans and leases held for investment at December 31, 2025 compared to 26.8% at December 31, 2024. CRE office represents 9.2% of our total CRE portfolio as of December 31, 2025, compared to 10.5% as of December 31, 2024. Geographically, CRE loans in Illinois were 23.5% of total loans and leases held for investment and represented 67.6% of total CRE loans at December 31, 2025, compared to 23.1% of total loans and leases held for investment and 67.8% of total CRE loans at December 31, 2024. CRE loans outside of Illinois comprised 11.2% of total loans and leases held for investment as of December 31, 2025, compared to 10.9% as of December 31, 2024.

Owner occupied CRE loans were $1.5 billion, or 20.2% of our loan and lease portfolio at December 31, 2025, compared to $1.4 billion, or 20.0% of our loan and lease portfolio at December 31, 2024, an increase of $142.8 million, or 10.4%. Non-owner occupied CRE loans were $1.1 billion, or 14.5% of our loan and lease portfolio at December 31, 2025, compared to $975.6 million, or 14.1% of our loan and lease portfolio at December 31, 2024, an increase of $109.9 million, or 11.3%. Increases to both owner-occupied and non-owner occupied were driven primarily by increases to industrial/warehouse.

At December 31, 2025 and 2024, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank's total capital were 268.3% and 278.2%, respectively. We have not experienced portfolio concentration shift during the year ended December 31, 2025 nor have we changed our underwriting standards.

Residential real estate loans. Residential real estate loans totaled $757.4 million at December 31, 2025, compared to $726.1 million at December 31, 2024, an increase of $31.3 million or 4.3%. The residential real estate loan portfolio comprised 20.1% and 20.3% of real estate loans as of December 31, 2025 and 2024, respectively, and 10.2% and 10.4% of total loans and leases at December 31, 2025 and 2024, respectively. Purchased credit deteriorated residential real estate loans decreased from $30.5 million as of December 31, 2024 to $20.8 million as of December 31, 2025, or 31.9%. Multifamily real estate loans, included in residential real estate loans, were $476.1 million and $429.9 million, or 36.4% of Byline Bank's total capital, at December 31, 2025 and 2024, respectively.

Construction, land development and other land loans. Construction, land development and other land loans totaled $408.1 million at December 31, 2025 compared to $489.3 million at December 31, 2024, a decrease of $81.2 million or 16.6%. The construction, land development and other land loan portfolio comprised 10.8% and 13.7% of real estate loans as of December 31, 2025 and 2024, respectively, and 5.4% and 7.1% of the total loan and lease portfolio as of December 31, 2025 and 2024, respectively. The construction, land development and other land loan portfolio was 31.1% and 41.3% of Byline Bank's total capital, at December 31, 2025 and 2024, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $3.0 billion and $2.6 billion at December 31, 2025 and 2024, respectively, an increase of $349.4 million, or 13.4%, primarily due to organic growth. The commercial and industrial loan portfolio comprised 39.5% and 37.9% of the total loan and lease portfolio as of December 31, 2025 and 2024, respectively.

Lease financing receivables comprised 10.0% and 10.4% of the total loan and lease portfolio as of December 31, 2025 and 2024, respectively. Total lease financing receivables were $752.3 million and $715.9 million at December 31, 2025 and 2024, respectively, an increase of $36.4 million, or 5.1%.

Loan and lease portfolio maturities and interest rate sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at December 31, 2025 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$222,745	$351,275	$882,844	$462,064	$151,944	$122,573	$6,470	$138,194	$2,338,109
Residential real estate	45,153	35,328	163,508	180,711	11,751	74,866	47,473	8,368	567,158
Construction, land development, and other land	1,593	109,870	25,307	199,744	4,638	17,018	—	1,833	360,003
Commercial and industrial	59,641	554,188	437,487	1,323,492	162,435	283,592	28,109	7,270	2,856,214
Installment and other	1,218	99	1,895	115	143	—	—	—	3,470
Leasing financing receivables	33,486	—	686,368	—	32,452	—	—	—	752,306
Total originated loans and leases	$363,836	$1,050,760	$2,197,409	$2,166,126	$363,363	$498,049	$82,052	$155,665	$6,877,260
Purchased credit deteriorated loans
Commercial real estate	$10,293	$10,044	$27,036	$17,226	$202	$4,186	$—	$—	$68,987
Residential real estate	1,592	424	8,380	1,237	3,405	259	3,377	2,114	20,788
Construction, land development, and other land	52	—	—	2,481	—	—	—	—	2,533
Commercial and industrial	7,023	—	597	36	—	4,914	—	—	12,570
Installment and other	1	—	72	—	—	—	—	—	73
Total purchased credit deteriorated loans	$18,961	$10,468	$36,085	$20,980	$3,607	$9,359	$3,377	$2,114	$104,951
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$34,424	$26,410	$84,618	$20,235	$4,025	$22,066	$2,547	$5,764	$200,089
Residential real estate	8,633	21,481	35,741	4,686	5,355	6,532	3,127	83,923	169,478
Construction, land development, and other land	—	28,809	—	—	—	—	616	16,117	45,542
Commercial and industrial	15,722	4,283	35,704	4,674	36,007	1,396	—	—	97,786
Installment and other	9	9,995	137	4,122	—	—	—	—	14,263
Leasing financing receivables	—	—	—	—	—	—	—	—	—
Total acquired non-credit- deteriorated loans and leases	$58,788	$90,978	$156,200	$33,717	$45,387	$29,994	$6,290	$105,804	$527,158
Total loans and leases	$441,585	$1,152,206	$2,389,694	$2,220,823	$412,357	$537,402	$91,719	$263,583	$7,509,369

As of December 31, 2025, 44.4% of the loan and lease portfolio bears interest at fixed rates and 55.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. Because a portion of the portfolio is accounted for under ASC 326, the carrying value is significantly affected by estimates and it is impracticable to allocate scheduled payments for those loans based on those estimates. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

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

Total ACL was $108.8 million at December 31, 2025 compared to $98.0 million at December 31, 2024, an increase of $10.8 million, or 11.1%. The increase was primarily due to growth in the loan and lease portfolio. Our ACL to total loans and leases held for investment, net before ACL was 1.45% and 1.42% of total loans and leases at December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $32.0 million of the ACL was allocated to unguaranteed loans in our government lending portfolio, compared to $39.1 million at December 31, 2024.

The following table presents an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision (recapture) for PCD loans	(947)	(357)	12	(500)	—	—	(1,792)
Recapture for acquired non-credit-deteriorated loans	135	(50)	95	37	59	—	276
Provision for originated loans	8,527	492	998	24,946	12	2,295	37,270
Total provision	$7,715	$85	$1,105	$24,483	$71	$2,295	$35,754
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit deteriorated loans	(53)	—	—	(14)	(2)	—	(69)
Charge-offs for originated loans	(8,707)	(70)	—	(20,351)	(22)	(2,376)	(31,526)
Total charge-offs	$(11,536)	$(70)	$—	$(20,365)	$(24)	$(2,376)	$(34,371)
Recoveries for PCD loans	230	—	—	—	—	—	230
Recoveries for acquired non-credit deteriorated loans	—	—	—	10	—	—	10
Recoveries for originated loans	1,216	29	—	4,457	—	315	6,017
Total recoveries	$1,446	$29	$—	$4,467	$—	$315	$6,257
Net (charge-offs) recoveries	(10,090)	(41)	—	(15,898)	(24)	(2,061)	(28,114)
Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Ending ACL balances
PCD loans	$1,387	$282	$1,167	$212	$1	$—	$3,049
Acquired non-credit-deteriorated loans	1,741	369	412	1,021	58	—	3,601
Originated loans	23,873	2,457	3,123	64,348	33	8,350	102,184
Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Loans individually evaluated for impairment	$5,466	$176	$1,166	$15,365	$—	$—	$22,173
Loans collectively evaluated for impairment	21,535	2,932	3,536	50,216	92	8,350	86,661
Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Loans and leases ending balances
Loans individually evaluated for impairment	$46,376	$468	$3,097	$44,888	$—	$—	$94,829
Loans collectively evaluated for impairment	2,560,809	756,956	404,981	2,921,682	17,806	752,306	7,414,540
Total loans at December 31, 2025, gross	$2,607,185	$757,424	$408,078	$2,966,570	$17,806	$752,306	$7,509,369
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.04%	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.10%	0.00%	0.00%	0.22%	0.00%	0.03%	0.35%
Total	0.14%	0.00%	0.00%	0.22%	0.00%	0.03%	0.39%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.62%	0.01%	0.04%	0.60%	0.00%	0.00%	1.27%
Loans collectively evaluated for impairment	34.10%	10.07%	5.39%	38.91%	0.24%	10.02%	98.73%
Total	34.72%	10.08%	5.43%	39.51%	0.24%	10.02%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2023	$33,237	$3,495	$2,906	$53,782	$36	$8,230	$101,686
Adjustment for acquired PCD loans	—	—	—	—	—	—	—
Provision (recapture) for PCD loans	(3,466)	(407)	(209)	649	—	—	(3,433)
Recapture for acquired non-credit-deteriorated loans	(302)	(217)	(290)	(364)	(1)	(2)	(1,176)
Provision for originated loans	2,596	37	37	28,564	11	1,650	32,895
Total provision	$(1,172)	$(587)	$(462)	$28,849	$10	$1,648	$28,286
Charge-offs for PCD loans	(74)	—	—	(2,513)	—	—	(2,587)
Charge-offs for acquired non-credit deteriorated loans	(140)	—	—	(58)	—	—	(198)
Charge-offs for originated loans	(5,468)	—	—	(25,562)	(1)	(2,535)	(33,566)
Total charge-offs	$(5,682)	$—	$—	$(28,133)	$(1)	$(2,535)	$(36,351)
Recoveries for PCD loans	84	—	1	100	—	—	185
Recoveries for acquired non-credit deteriorated loans	32	—	—	—	—	—	32
Recoveries for originated loans	1,374	12	—	1,991	—	773	4,150
Total recoveries	$1,490	$12	$1	$2,091	$—	$773	$4,367
Net (charge-offs) recoveries	(4,192)	12	1	(26,042)	(1)	(1,762)	(31,984)
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Ending ACL balances
PCD loans	$3,377	$495	$3	$305	$1	$—	$4,181
Acquired non-credit-deteriorated loans	1,659	419	317	988	1	—	3,384
Originated loans	22,837	2,006	2,125	55,296	43	8,116	90,423
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Loans individually evaluated for impairment	$6,853	$67	$—	$16,649	$—	$—	$23,569
Loans collectively evaluated for impairment	21,020	2,853	2,445	39,940	45	8,116	74,419
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Loans and leases ending balances
Loans individually evaluated for impairment	$36,421	$1,365	$—	$40,712	$—	$—	$78,498
Loans collectively evaluated for impairment	2,317,996	724,737	489,269	2,576,421	3,966	715,935	6,828,324
Total loans at December 31, 2024, gross	$2,354,417	$726,102	$489,269	$2,617,133	$3,966	$715,935	$6,906,822
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.04%	0.00%	0.00%	0.04%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.05%	0.00%	0.00%	0.35%	0.00%	0.03%	0.43%
Total	0.05%	0.00%	0.00%	0.39%	0.00%	0.03%	0.47%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.53%	0.02%	0.00%	0.59%	0.00%	0.00%	1.14%
Loans collectively evaluated for impairment	33.56%	10.48%	7.09%	37.30%	0.06%	10.37%	98.86%
Total	34.09%	10.50%	7.09%	37.89%	0.06%	10.37%	100.00%

Non-performing assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-accrual loans and leases as December 31, 2025 and 2024 totaled $71.3 million and $62.1 million, respectively. Non-accrual loans and leases include $9.7 million and $9.9 million of U.S. government guaranteed balances at December 31, 2025 and 2024, respectively.

Total OREO decreased from $5.2 million as of December 31, 2024 to $3.4 million at December 31, 2025. The $1.8 million decrease in OREO resulted primarily from sales and write-downs of OREO.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO at the dates indicated (dollars in thousands):

	December 31, 2025	December 31, 2024
Non-performing assets:
Non-accrual loans and leases(1)(2)	$71,290	$62,076
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	71,290	62,076
Other real estate owned	3,394	5,170
Total non-performing assets	$74,684	$67,246
Total non-performing loans and leases as a percentage of total loans and leases	0.95%	0.90%
Total non-accrual loans and leases as a percentage of total loans and leases	0.95%	0.90%
Total non-performing assets as a percentage of total assets	0.77%	0.71%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	152.66%	157.85%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	152.66%	157.85%
Allowance for credit losses - loans and leases, as a percentage of total loans and leases	1.45%	1.42%

Non-performing loans guaranteed by U.S. government:
Non-accrual loans guaranteed	$9,716	$9,862
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$9,716	$9,862
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.82%	0.76%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.82%	0.76%
Total non-performing assets not guaranteed as a percentage of total assets	0.67%	0.60%
(1)
Includes $2.2 million and $2.8 million of non-accrual loan modifications as of December 31, 2025 and 2024, respectively.
(2)
For the year ended December 31, 2025 and 2024, $6.0 million and $6.3 million, respectively, in interest income would have been recorded had non-accrual loans been current.

Total non-accrual loans increased by $9.2 million between December 31, 2025 and 2024 primarily due to increases in the unguaranteed portion of government guaranteed loans and commercial and industrial loans. Total accruing loans past due increased from $35.1 million at December 31, 2024 to $46.6 million at December 31, 2025, an increase of $11.5 million, or 32.8%. Refer to Note 5 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for further information.

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

Total deposits at December 31, 2025 were $7.6 billion, representing an increase of $188.8 million, or 2.5%, compared to $7.5 billion at December 31, 2024. Non-interest-bearing deposits were $1.8 billion, or 23.8% of total deposits, at December 31, 2025, an increase of $62.8 million, or 3.6%, compared to $1.8 billion at December 31, 2024, or 23.5% of total deposits. Core deposits were 87.0% and 85.9% of total deposits at December 31, 2025 and 2024, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,833,596	0.00%	$1,802,258	0.00%
Interest checking	828,122	1.71%	695,156	2.08%
Money market accounts	2,860,470	3.04%	2,344,309	3.45%
Savings	494,264	0.11%	506,889	0.14%
Time deposits (below $100,000)	672,035	3.76%	954,565	4.70%
Time deposits ($100,000 and above)	1,029,293	3.96%	1,070,377	4.80%
Total	$7,717,780	2.17%	$7,373,554	2.61%

Our average cost of deposits was 217 basis points during the year ended December 31, 2025 compared to 261 basis points during the year ended December 31, 2024. This decrease was primarily attributed to lower rates on interest-bearing deposits as a result of the interest rate environment. The ratio of our average non-interest-bearing deposits to total average deposits was 23.8% as of December 31, 2025 compared to 24.4% as of December 31, 2024.

There were $31.0 million and $364.8 million of brokered deposits included in Time deposits of below $100,000 at December 31, 2025 and 2024, respectively. Brokered time deposits were 0.4% and 4.9% of total deposits as of December 31, 2025 and 2024, respectively.

The following table shows time deposits by remaining maturity, and includes the uninsured portion related to such time deposits as of December 31, 2025 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$360,546	$128,612	$489,158	$48,862
Over three months through six months	457,096	198,980	656,076	76,730
Over six months through 12 months	209,263	64,680	273,943	23,680
Over 12 months	69,110	29,199	98,309	11,699
Total	$1,096,015	$421,471	$1,517,486	$160,971

Total estimated uninsured deposits were $2.7 billion and $2.2 billion as of December 31, 2025 and 2024.

Borrowed funds

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans, and securities. At December 31, 2025 and 2024, we had maximum available borrowing capacity from the FHLB of $3.0 billion and $2.7 billion, respectively, subject to the availability of collateral.

At December 31, 2025, fixed-rate advances totaled $90.0 million, with an interest rate of 3.80% that matured in January 2026. Total variable rate advances were $250.0 million at December 31, 2025, with an interest rate of 3.87% that may reset daily and mature in March 2026. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities in the consolidated financial statements included in Part II, Item 8 of this report, for additional discussion. The Bank’s maximum FHLB borrowing capacity is limited to 35% of total assets.

We have the capacity to borrow funds from the discount window of the FRB. We did not utilize the discount window during 2025 and there were no borrowings outstanding under the FRB discount window line as of December 31, 2025. We pledge loans as collateral for any borrowings under the FRB discount window.

On October 1, 2025, the Company redeemed the entire $75.0 million outstanding principal amount of subordinated notes due 2030 at a redemption price equal to 100% of the aggregate principal plus accrued interest of $1.9 million. As of December 31, 2024, the liability outstanding relating to the subordinated notes issued in 2020, net of unamortized debt issuance costs, was $74.0 million.

In connection with the notice of full redemption, the Company recognized an $843,000 loss on the early debt extinguishment, which is reflected in other non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2025.

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030 and a floating interest rate equal to the then-current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.1 million that are being amortized over 10 years. As of December 31, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $73.9 million. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

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

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2025 and 2024, the line of credit had no outstanding balance.

On May 21, 2025, the Company entered into the Second Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 25, 2025, and provides for: (1) the renewal of the revolving line-of credit facility of up to $15.0 million, and (2) extending its maturity date to May 24, 2026, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

At December 31, 2024, the variable rate term loan had a $11.7 million outstanding balance and an interest rate of 6.83%. The variable rate term loan was paid in full in January 2025.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—	$—
Maximum outstanding at any month-end period during the year	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$278,068	$259,809	$435,264
Maximum outstanding at any month-end period during the year	550,000	670,000	675,000
Balance outstanding at end of period	340,000	575,000	325,000
Weighted average interest rate during period(1)	1.83%	1.87%	3.48%
Weighted average interest rate at end of period	3.85%	4.48%	5.56%
Federal funds purchased:
Average balance outstanding	$—	$348	$685
Maximum outstanding at any month-end period during the year	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	6.05%	5.30%
Weighted average interest rate at end of period	N/A	N/A	N/A
Bank Term Funding Program
Average balance outstanding	$—	$131,694	$—
Maximum outstanding at any month-end period during the year	—	200,000	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during period	N/A	4.92%	N/A
Weighted average interest rate at end of period	N/A	N/A	N/A
Term loan
Average balance outstanding	$717	$14,162	$9,557
Maximum outstanding at any month-end period during the year	—	16,667	20,000
Balance outstanding at end of period	—	11,667	18,333
Weighted average interest rate during period	6.97%	7.64%	7.63%
Weighted average interest rate at end of period	NA	6.83%	7.64%
Revolving line of credit:
Average balance outstanding	$—	$1,322	$6,545
Maximum outstanding at any month-end period during the year	—	7,500	15,000
Balance outstanding at end of period	—	—	11,250
Weighted average interest rate during period	N/A	10.49%	7.72%
Weighted average interest rate at end of period(2)	N/A	N/A	7.39%
(1)
Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 21 – Derivative Instruments and Hedge Activities of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for further information.
(2)
We amended our existing revolving credit agreement with a correspondent lender in May 2025, which extended the maturity date to May 2026. The amended revolving line of credit bears interest at either the SOFR Rate plus 205 basis points or the Prime Rate minus 75 basis points, based on our election, which is required to be communicate to the lender at least three business days prior to the commencement of an interest period. If we fail to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. See "Liquidity" below for further information regarding the revolving line of credit.

Customer repurchase agreements (sweeps)

Securities sold under agreements to repurchase represent a demand product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase were $79.6 million at December 31, 2025, compared to $32.1 million at December 31, 2024, an increase of $47.5 million.

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

Our liquidity needs are primarily met by cash and investment securities positions, growth in deposits, cash flow from amortizing loan portfolios, and borrowings from the FHLB. For additional information regarding our operating, investing, and financing cash flows, see "Consolidated Statements of Cash Flows" in our audited consolidated financial statements contained in Part II, Item 8 of this report.

As of December 31, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.4 billion and $787.2 million from the FRB. As of December 31, 2025, Byline Bank had open advances from the FHLB of $340.0 million and open letters of credit of $9.3 million, providing available aggregate borrowing capacity of $1.4 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million at December 31, 2025.

As of December 31, 2024, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $792.3 million from the FRB. As of December 31, 2024, Byline Bank had open advances from the FHLB of $575.0 million and open letters of credit of $11.5 million, providing available aggregate borrowing capacity of $1.1 billion. In addition, Byline Bank had uncommitted federal funds line available of $127.5 million at December 31, 2024.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. Refer to Note 20 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

As of December 31, 2025, we had outstanding commitments to extend credit of $2.0 billion, primarily related to unused credit lines and $9.9 million of commitments under operating lease agreements. For additional information regarding future financial commitments, refer to Notes 9 and 16 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for additional information.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next 12 months.

Capital resources

Stockholders’ equity at December 31, 2025 was $1.3 billion compared to $1.1 billion at December 31, 2024, an increase of $176.4 million, or 16.2%. The increase was primarily due to increased retained earnings.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of CET1 capital, Tier 1 capital and total capital to risk-weighted assets and Tier 1 capital to average consolidated assets, (referred to as the "leverage ratio"), as defined under these capital requirements. For further information, see Item 1. "Business—Supervision and Regulation—Regulatory Capital Requirements", "Business—Supervision and Regulation—Prompt Corrective Action Framework" and Note 20 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for additional information. As of December 31, 2025, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized." There have been no conditions or events since December 31, 2025 that management believes have changed Byline Bank’s classifications.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2047. Variable rate loan commitments have interest rates ranging from 4.00% to 16.75% and maturities up to 2053.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within other assets and other liabilities, respectively. Refer to Note 21 of the notes to our audited consolidated financial statements contained in Part II, Item 8 of this report for additional information. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2025 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	December 31, 2025
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$650,000	$14,053	$—
Interest rate swaps designated as fair value hedges	100,000	—	(61)
Other interest rate derivatives	938,004	13,470	(13,569)
Other credit derivatives	15,491	7	(12)

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

Our management of interest rate risk is overseen by our Board of Directors and management asset liability committees based on a risk management infrastructure approved by our Board of Directors that outline reporting and measurement requirements. Our risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis, non-interest-bearing and interest-bearing demand deposit rates and lives based on historical analysis and the targeted investment term of capital. The committees closely monitor our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

We manage the interest rate risk associated with our interest-bearing liabilities by managing the interest rates and tenors associated with our borrowings from the FHLB, our other borrowings, interest rate swaps, and deposits from our customers that we rely on for funding. We manage the interest rate risk associated with our interest-earning assets by managing the interest rates and tenors associated with our investment and loan portfolios, interest rate swaps, and, from time to time, purchasing and selling investment securities.

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of December 31, 2025, we had a notional amount of $1.7 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of December 31, 2025 are presented below.

	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
	Year ending December 31		As of
Basis Point Change in Interest Rates	2026	2027	December 31, 2025
+300	10.0%	18.2%	(6.7)%
+200	8.2%	13.6%	(3.8)%
+100	4.1%	6.8%	(1.6)%
-100	(2.3)%	(5.2)%	1.6%
-200	(3.9)%	(10.2)%	2.2%
-300	(3.4)%	(13.2)%	1.0%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 1.7% and 3.3%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.6% and 5.1%, respectively, over the same period.

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

December 31, 2025, 2024, and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Byline Bancorp, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Byline Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loan Risk Ratings, Qualitative Factors, and Individually Evaluated Loans

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans and leases was $109 million as of December 31, 2025. The allowance for credit losses, which is an estimate of expected credit losses over the contractual life of an instrument, is developed using internal and external data based on historical experience, current conditions, and reasonable and supportable forecasts. This balance acts as a valuation account that is deducted from the amortized cost basis of loans and leases to present the net carrying value expected to be collected by the Company. We identified management’s risk rating of loans, the determination of qualitative factor adjustments, and the calculation of reserves on individually evaluated loans, all of which are used in the development of an allowance for credit losses estimate, as a critical audit matter.

Our principal consideration in determining that components of the allowance for credit losses for loans and leases are a critical audit matter is the significant judgement that management exercises in developing the estimate, particularly in relation to the risk rating of loans, the determination of qualitative factor adjustments, and the calculation of reserves on individually evaluated loans. The quantitative reserve on collectively evaluated loans incorporates loan risk ratings as a significant input. Risk ratings are applied to individual credits and the determination requires judgment based on a variety of factors, some of which are subjective. For collectively evaluated loans, the Company also applies qualitative factor adjustments to account for risks that are not reflected in the historical loss history, which requires judgement and is inherently subjective. Lastly, management calculates a reserve on individually evaluated loans based on sources of repayment and the net realizable value of collateral, which requires judgment to determine. The degree of management judgement and subjectivity involved in determining those specific components of the allowance estimate resulted in an especially high level of auditor judgment, subjectivity, and/or effort in performing audit procedures and evaluating the results of those audit procedures in connection with forming our overall opinion on the consolidated financial statements.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s calculation of the allowance for credit losses for loans and leases, including controls over loan risk ratings, the evaluation of qualitative factors, and the calculation of the loss reserves associated with individually evaluated loans. Our audit procedures related to the critical audit matter included the following, among others:

•
Evaluating the appropriateness of the Company’s loan risk rating policy and testing a risk-based targeted selection of loans to ensure that the Company is appropriately classifying loans and leases by risk category.

•
For individually evaluated loans, evaluating the reasonableness of the allowance recognized, including the testing of selected collateral values with the assistance of internal valuation specialists.

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

/s/ Baker Tilly US, LLP

Portland, Oregon

February 27, 2026

We have served as the Company’s auditor since 2013.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2025 AND 2024

(dollars in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$60,184	$58,759
Interest bearing deposits with other banks	88,911	504,379
Cash and cash equivalents	149,095	563,138
Equity and other securities, at fair value	10,660	9,865
Securities available-for-sale, at fair value (amortized cost at December 31, 2025—$1,516,376; December 31, 2024—$1,595,583)	1,405,106	1,415,696
Securities held-to-maturity, at amortized cost (fair value at December 31, 2024—$605)	—	605
Restricted stock, at cost	21,314	27,452
Loans held for sale	13,621	3,200
Loans and leases:
Loans and leases	7,509,369	6,906,822
Allowance for credit losses - loans and leases	(108,834)	(97,988)
Net loans and leases	7,400,535	6,808,834
Servicing assets, at fair value	19,234	18,952
Accrued interest receivable	39,818	40,652
Premises and equipment, net	57,988	60,502
Operating lease right-of-use asset	9,034	9,797
Assets held for sale	1,829	2,025
Other real estate owned, net	3,394	5,170
Goodwill	181,852	181,705
Other intangible assets, net	18,668	16,393
Bank-owned life insurance	107,462	100,083
Deferred tax assets, net	41,779	56,458
Due from counterparty	32,301	38,869
Other assets	138,986	137,133
Total assets	$9,652,676	$9,496,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,818,888	$1,756,098
Interest-bearing deposits:
Interest bearing checking, savings accounts, and money market accounts	4,311,069	3,769,642
Time deposits	1,517,486	1,932,888
Total deposits	7,647,443	7,458,628
Federal Home Loan Bank advances	340,000	575,000
Term loan	—	11,667
Subordinated notes, net	73,940	74,040
Securities sold under agreements to repurchase	79,598	32,106
Junior subordinated debentures issued to capital trusts, net	71,409	70,890
Accrued interest payable	11,777	21,114
Operating lease liability	9,851	10,949
Accrued expenses and other liabilities	150,752	150,638
Total liabilities	8,384,770	8,405,032
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 24)
Preferred stock, $0.01 par value per share, 25,000,000 shares authorized	—	—
Common stock, voting $0.01 par value at December 31, 2025 and 2024; 150,000,000 shares authorized; 47,871,512 shares issued at December 31, 2025 and 46,252,693 shares issued at December 31, 2024	471	455
Additional paid-in capital	760,700	717,763
Retained earnings	645,724	533,901
Treasury stock at cost, 2,325,584 shares at December 31, 2025 and 1,793,109 shares at December 31, 2024	(65,914)	(46,935)
Accumulated other comprehensive loss, net of tax	(73,075)	(113,687)
Total stockholders’ equity	1,267,906	1,091,497
Total liabilities and stockholders’ equity	$9,652,676	$9,496,529

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(dollars in thousands, except per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$511,224	$502,353	$440,984
Interest on taxable securities	48,366	39,753	27,404
Interest on tax-exempt securities	3,388	3,465	3,397
Other interest and dividend income	9,242	20,358	7,693
Total interest and dividend income	572,220	565,929	479,478
INTEREST EXPENSE
Deposits	167,718	192,366	121,436
Other borrowings	6,372	13,669	17,161
Subordinated notes and debentures	12,782	11,848	10,260
Total interest expense	186,872	217,883	148,857
Net interest income	385,348	348,046	330,621
PROVISION FOR CREDIT LOSSES	36,102	27,041	31,653
Net interest income after provision for credit losses	349,246	321,005	298,968
NON-INTEREST INCOME
Fees and service charges on deposits	10,876	10,214	9,211
Loan servicing revenue	12,261	12,905	13,503
Loan servicing asset revaluation	(5,602)	(6,704)	(5,089)
ATM and interchange fees	4,083	4,464	4,462
Net losses on sales of securities available-for-sale	(21)	(699)	—
Change in fair value of equity securities, net	795	1,122	1,071
Net gains on sales of loans	22,719	24,540	22,805
Wealth management and trust income	4,846	4,310	4,158
Other non-interest income	10,968	8,699	6,194
Total non-interest income	60,925	58,851	56,315
NON-INTEREST EXPENSE
Salaries and employee benefits	150,376	140,119	126,979
Occupancy expense, net	14,512	14,686	14,030
Equipment expense	3,752	4,017	4,478
Impairment charge on assets held for sale	195	—	2,000
Loan and lease related expenses	3,623	2,789	2,936
Legal, audit, and other professional fees	16,058	13,428	12,946
Data processing	19,445	16,869	19,509
Net loss recognized on other real estate owned and other related expenses	1,143	568	385
Regulatory assessments	4,250	4,179	4,143
Other intangible assets amortization expense	5,605	5,380	6,011
Advertising and promotions	5,644	4,978	3,796
Telecommunications	884	870	1,447
Other non-interest expense	11,431	10,894	10,943
Total non-interest expense	236,918	218,777	209,603
INCOME BEFORE PROVISION FOR INCOME TAXES	173,253	161,079	145,680
PROVISION FOR INCOME TAXES	43,202	40,320	37,802
NET INCOME	$130,051	$120,759	$107,878
EARNINGS PER COMMON SHARE
Basic	$2.90	$2.78	$2.69
Diluted	$2.89	$2.75	$2.67

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(dollars in thousands)	2025	2024	2023
Net income	$130,051	$120,759	$107,878
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	68,498	(6,265)	29,591
Reclassification adjustments for net losses included in net income	21	699	—
Tax effect	(17,912)	532	(7,974)
Net of tax	50,607	(5,034)	21,617
Cash flow hedges
Unrealized holding gains arising during the period	1,245	6,535	9,605
Reclassification adjustments for net gains included in net income	(14,778)	(18,387)	(15,336)
Tax effect	3,538	3,316	1,547
Net of tax	(9,995)	(8,536)	(4,184)
Total other comprehensive income (loss)	40,612	(13,570)	17,433
Comprehensive income	$170,663	$107,189	$125,311

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

					Additional			Accumulated Other	Total
(dollars in thousands,	Preferred Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2023	—	$—	37,492,775	$389	$598,297	$335,794	$(51,114)	$(117,550)	$765,816
Net income	—	—	—	—	—	107,878	—	—	107,878
Other comprehensive income, net of tax	—	—	—	—	—	—	—	17,433	17,433
Issuance of common stock upon exercise of stock options, net	—	—	59,153	1	658	—	—	—	659
Restricted stock activity, net	—	—	206,193	2	(2,140)	—	(113)	—	(2,251)
Issuance of common stock in connection with employee stock purchase plan	—	—	73,612	—	—	—	1,520	—	1,520
Issuance of common stock due to business combination, net of issuance costs	—	—	5,932,323	59	106,958	—	—	—	107,017
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(14,636)	—	—	(14,636)
Share-based compensation expense	—	—	—	—	6,715	—	—	—	6,715
Balance, December 31, 2023	—	$—	43,764,056	$451	$710,488	$429,036	$(49,707)	$(100,117)	$990,151
Net income	—	—	—	—	—	120,759	—	—	120,759
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(13,570)	(13,570)
Issuance of common stock upon exercise of stock options, net	—	—	345,519	3	2,898	—	(671)	—	2,230
Restricted stock activity, net	—	—	286,129	1	(3,512)	—	1,762	—	(1,749)
Issuance of common stock in connection with employee stock purchase plan	—	—	63,880	—	—	—	1,681	—	1,681
Cash dividends declared on common stock ($0.36 per share)	—	—	—	—	—	(15,894)	—	—	(15,894)
Share-based compensation expense	—	—	—	—	7,889	—	—	—	7,889
Balance, December 31, 2024	—	$—	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	—	—	130,051	—	—	130,051
Other comprehensive income, net of tax	—	—	—	—	—	—	—	40,612	40,612
Issuance of common stock upon exercise of stock options, net	—	—	147,676	—	54	—	(1,324)	—	(1,270)
Restricted stock activity, net	—	—	217,554	—	(7,684)	—	4,479	—	(3,205)
Issuance of common stock in connection with employee stock purchase plan	—	—	57,301	—	—	—	1,595	—	1,595
Issuance of common stock due to business combination, net of issuance costs	—	—	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	—	(18,228)	—	—	(18,228)
Repurchases of common stock	—	—	(922,729)	—	—	—	(23,729)	—	(23,729)
Share-based compensation expense	—	—	—	—	9,280	—	—	—	9,280
Balance, December 31, 2025	—	$—	45,545,928	$471	$760,700	$645,724	$(65,914)	$(73,075)	$1,267,906

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,051	$120,759	$107,878
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	36,102	27,041	31,653
Impairment loss on premises and equipment	—	1,069	—
Impairment loss on right-of-use asset	—	194	395
Impairment loss on assets held for sale	195	—	2,000
Depreciation and amortization of premises and equipment	4,551	5,031	4,529
Net amortization (accretion) of securities	(5,900)	(2,062)	894
Change in fair value of equity securities, net	(795)	(1,122)	(1,071)
Net losses on sales of securities available-for-sale	21	699	—
Net gains on sales or disposals of premises, ROU asset and assets held for sale	(672)	(1,320)	(723)
Net gains on sales of loans	(22,719)	(24,540)	(22,805)
Net gains on sales of leases	(119)	—	—
Originations of U.S. government guaranteed loans	(330,073)	(304,087)	(331,923)
Proceeds from U.S. government guaranteed loans sold	292,355	294,058	360,943
Accretion of premiums and discounts on acquired loans, net	(10,413)	(13,511)	(16,726)
Net change in servicing assets	(282)	892	(672)
Net losses on sales and valuation adjustments of other real estate owned	1,060	28	508
Net amortization of other acquisition accounting adjustments	5,730	6,503	7,983
Amortization of subordinated debt issuance cost	160	174	175
Loss on extinguishment of subordinated debt	843	—	—
Accretion of junior subordinated debentures discount	519	438	453
Share-based compensation expense	9,280	7,889	6,715
Deferred tax provision (benefit)	7,763	(2,554)	26,578
Increase in cash surrender value of bank owned life insurance	(3,516)	(3,183)	(2,345)
Gain on death benefit of bank owned life insurance	(587)	—	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,937	20,337	(1,061)
Accrued interest payable and other liabilities	23,827	42,427	(7,311)
Net cash provided by operating activities	140,318	175,160	166,067
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(182,619)	(352,371)	(185,527)
Proceeds from maturities and calls of securities available-for-sale	80,421	111,081	11,161
Proceeds from paydowns of securities available-for-sale	176,990	154,332	101,396
Proceeds from sales of securities available-for-sale	99,496	8,949	163,649
Proceeds from maturities and calls of securities held-to-maturity	605	550	1,545
Redemptions (purchases) of Federal Home Loan Bank stock, net	6,138	(11,148)	14,956
Proceeds from other loans and leases sold	12,184	—	6,750
Net change in loans and leases	(480,186)	(246,194)	(460,262)
Purchases of premises and equipment	(3,997)	(3,992)	(3,861)
Proceeds from sales of premises and equipment	—	623	—
Proceeds from sales of assets held for sale	2,146	6,044	2,538
Proceeds from sales of other real estate owned	1,661	1,207	3,580
Proceeds from bank owned life insurance death benefit	1,736	—	—
Net cash received in acquisition of a business	61,834	—	7,834
Net cash used in investing activities	(223,591)	(330,919)	(336,241)

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(dollars in thousands)	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(90,502)	$280,506	$515,415
Proceeds from short-term borrowings	7,410,000	2,775,000	17,695,200
Repayments of short-term borrowings	(7,645,000)	(2,525,000)	(18,035,200)
Proceeds from revolving line of credit	—	—	15,000
Repayments of revolving line of credit	—	(11,250)	(3,750)
Proceeds from term loan	—	—	20,000
Repayments of term loan	(11,667)	(6,666)	(1,667)
Proceeds from BTFP advances	—	200,000	—
Repayment of BTFP advances	—	(200,000)	—
Proceeds from subordinated debt, net of issuance costs	73,897	—	—
Repayment of subordinated debt	(75,000)	—	—
Net change in securities sold under agreements to repurchase	47,492	(8,501)	24,753
Dividends paid on common stock	(18,164)	(15,847)	(14,585)
Proceeds from issuance of common stock	1,903	4,519	1,791
Repurchase of common stock	(23,729)	—	—
Net cash provided by (used in) financing activities	(330,770)	492,761	216,957
NET INCREASE IN CASH AND CASH EQUIVALENTS	(414,043)	337,002	46,783
CASH AND CASH EQUIVALENTS, beginning of period	563,138	226,136	179,353
CASH AND CASH EQUIVALENTS, end of period	$149,095	$563,138	$226,136
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$196,960	$217,406	$128,636
Cash paid during the period for Federal taxes	$26,000	$7,450	$4,250
Cash paid during the period for Illinois state taxes	$6,246	$2,653	$3,204
Cash paid during the period for New York state taxes	$540	$121	$834
Cash paid during the period for all other state taxes	$3,395	$2,272	$3,956
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$777	$5,205	$571
Transfers of land and premises to assets held for sale	$1,311	$2,095	$—
Right of use asset exchanged for operating lease liabilities	$2,175	$2,264	$4,786
Due from counterparties - loans sold, not settled	$32,301	$38,869	$35,277
Common dividend declared, not paid	$64	$47	$51
Common share withholding	$5,022	$2,751	$2,251
Common stock issued due to acquisition of a business	$41,303	$—	$107,107
Total assets acquired from acquisition	$321,991	$—	$1,160,491
Value ascribed to goodwill	$147	$—	$33,352
Total liabilities assumed from acquisition	$280,634	$—	$1,054,929

See accompanying Notes to Consolidated Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

Nature of business—Byline Bancorp, Inc. (the "Company," "we," "us," "our") is a bank holding company whose principal activity is the ownership and management of its subsidiary bank, Byline Bank (the "Bank"). The Bank originates commercial, commercial real estate and consumer loans and leases, U.S. government guaranteed loans, and receives deposits from customers located primarily in the Chicago, Illinois metropolitan area. The Bank operates 44 Chicago metropolitan area and one Wauwatosa, Wisconsin, banking offices. The Bank operates under an Illinois state bank charter, provides a full range of banking services, and has full trust powers. The Bank also provides wealth management services. As an Illinois state‑chartered financial institution that is not a member of the Federal Reserve System (the "FRB"), the Bank is subject to regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the FRB.

The Bank is a participant in the Small Business Administration ("SBA") and the United States Department of Agriculture ("USDA") (collectively referred to as "U.S. government guaranteed loans") lending programs and originates U.S. government guaranteed loans.

The Bank engages in short‑term direct financing lease contracts through BFG Corporation, doing business as Byline Financial Group ("BFG"), a wholly‑owned subsidiary of the Bank. BFG is located in Bannockburn, Illinois with sales offices in Illinois, and sales representatives in Illinois and California.

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

Dollars within footnote tables disclosed within the consolidated financial statements are presented in thousands, except share and per share data. Operating results include the years ended December 31, 2025, 2024, and 2023.

Use of estimates—In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and certain revenues and expenses for the periods included in the Consolidated Statements of Operations and the accompanying notes. Estimates that are susceptible to significant changes in the near term relate to allowance for credit losses, fair value measurements for assets and liabilities, the valuation of assets and liabilities acquired in business combinations, and other intangible assets and goodwill. Actual results could differ from those estimates.

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

Banks are required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation, which included lowering the reserve requirement to zero percent. As a result, at December 31, 2025 and 2024, there was no reserve balance required to be maintained at the FRB.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Equity and other securities—Equity and other securities have no stated maturities and may be sold in response to the same environmental factors as securities available-for-sale. Equity and other securities are recorded at fair value with changes in fair value included in earnings. Restrictions on the sale of equity securities are not considered in the fair value measurement unless the restriction is a characteristic of the actual security.

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

Allowance for credit losses - securities—Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The Company’s held-to-maturity portfolio contained municipal bonds that were typically rated by major rating agencies as ‘Aa’ or better. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses. For securities available-for-sale in a loss position, the Company evaluates, on a security-by-security basis, whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency. The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security, or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. There was no recorded allowance for credit losses on securities as of December 31, 2025 or 2024. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. Accrued interest receivable on securities available-for-sale is excluded from the estimate of credit losses.

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

Restricted stock is generally viewed as a long‑term investment. Accordingly, when evaluating for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing declines in value. The Company did not recognize impairment of its restricted stock as a result of its impairment analyses for the years ended December 31, 2025, 2024, and 2023.

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

The Company has elected the fair value measurement method and measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are recorded as loan servicing asset revaluation on the Consolidated Statements of Operations. The fair value of servicing rights is sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact.

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

Premises and equipment—Premises and equipment acquired through a business combination are initially stated at the acquisition date fair value less accumulated depreciation. All other premises and equipment are stated at cost less accumulated depreciation. Depreciation on premises and equipment is recognized on a straight‑line basis over their estimated useful lives ranging from three to 39 years. Land is also initially measured at its fair value following a business combination and is not subject to depreciation. Leasehold improvements are amortized over the shorter of the life of the related asset or expected term of the underlying lease. Gains and losses on the dispositions of premises and equipment are included in non‑interest income. Expenditures for new premises, equipment and major betterments are capitalized. Normal costs of maintenance and repairs are expensed as incurred.

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

Based on an annual analysis completed as of November 30, 2025, 2024, and 2023, the Company did not recognize impairment losses during the years ended December 31, 2025, 2024, and 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Other intangible assets—Other intangible assets consist of core deposit intangible assets and customer relationship intangible assets. Other intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed periodically for impairment. Amortization of other intangible assets is included in other non‑interest expense. Core deposit intangibles were recognized apart from goodwill based on market valuations. Core deposit intangibles are amortized over an approximate ten-year period. In valuing core deposit intangibles, the Company considered variables such as deposit servicing costs, attrition rates and market discount rates. If the estimated fair value is less than the carrying value, the core deposit intangible would be reduced to such value and the impairment recognized as non‑interest expense. Customer relationship intangibles relate to the value of existing trust and wealth management relationships and are amortized over 12 years. In valuing the relationship intangibles, the Company considered variables such as attrition, investment appreciation, and discount rates.

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

Income taxes—The Company uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company’s annual tax rate is based on its income, statutory tax rates and available tax planning opportunities. Deferred tax assets and liabilities are adjusted through the tax provision for the effects of changes in tax laws and rates on the date of enactment. Tax laws are complex and subject to interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. The Company reviews its deferred tax positions periodically and adjusts the balances as new information becomes available. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. The Company uses short and long‑range business forecasts to provide additional information for its evaluation of the recoverability of deferred tax assets. As of December 31, 2025 and 2024, the Company had no material uncertain tax positions. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.

A deferred tax valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2025 and 2024, the Company did not record a deferred tax valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Loss contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023.

Dividend restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders.

Advertising expense—Advertising costs are expensed as incurred.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 2—Accounting Pronouncements Recently Issued

The following reflect recent accounting pronouncements that were adopted and are pending adoption by the Company.

Adopted Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures (Topic 740) – In December 2023, the FASB issued ASU 2023-09 to provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods as of December 31, 2025. The Company has evaluated and included the supplemental disclosure requirements in Note 11 – Income Taxes and concluded that the requirements did not have a material impact to the consolidated financial statements.

Issued Accounting Pronouncements Pending Adoption

Financial Instruments – Credit Losses (Topic 326) – Purchased Loans – In November 2025, the FASB issued ASU 2025-08 to change the accounting for certain acquired purchased seasoned loans ("PSL") by applying the gross‑up method, which records an allowance for expected credit losses at acquisition as an adjustment to amortized cost basis rather than a Day 1 provision through earnings. The guidance is intended to simplify post‑acquisition accounting, reduce inconsistency between PCD and non-PCD loans, and eliminate Day 1 credit loss expense for in‑scope PSLs. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. As of January 1, 2026, the Company adopted this guidance on a prospective basis. Early adoption will eliminate Day 1 credit loss expense on eligible purchased loans and provide consistency in accounting with PCD loans.

Derivatives and Hedging (Topic 815) – Hedge Accounting Improvements – In November 2025, the FASB issued ASU 2025-09 to better align hedge accounting with entities’ risk management activities. Key amendments include expanding the ability to group forecasted transactions with similar (rather than identical) risk exposure, establishing a model for hedging interest payments on choose‑your‑rate debt, expanding hedge accounting for certain forecasted nonfinancial transactions, and updating guidance on net written options and foreign‑currency‑denominated debt. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. As of January 1, 2026, the Company adopted this guidance to provide additional flexibility in forecasting future hedge transactions.

Income Statement (Topic 220) – In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income – Expense Disaggregation Disclosures; to address requests from investors for more detailed information about certain expense types. The standard requires that public business entities to disclose disaggregated information about specific relevant natural expense categories underlying certain income statement expense line items. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to amend the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities are required to adopt prospectively. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business

First Security Acquisition

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

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $788,000, core system conversion expenses of $696,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2025. There were $626,000 of acquisition advisory expenses and $3,000 of core system conversion expenses included as merger-related expenses for the year ended December 31, 2024.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The acquisition accounting values, including fair values, are final as of December 31, 2025.

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition date:

Assets
Cash and cash equivalents	$62,035
Securities available-for-sale	88,574
Loans	149,698
Other real estate owned	168
Other intangible assets	7,880
Bank-owned life insurance	5,012
Deferred tax assets, net	7,457
Other assets	1,167
Total assets acquired	321,991
Liabilities
Deposits	279,192
Accrued expenses and other liabilities	1,442
Total liabilities assumed	280,634
Net assets acquired	$41,357
Consideration paid
Common stock, net (1,586,542 shares issued at $26.16 per share)	41,303
Cash paid	201
Total consideration paid	41,504
Goodwill	$147

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 3—Acquisition of a Business (continued)

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit-deteriorated loans from the First Security acquisition, and their respective expected contractual cash flows as of the acquisition date:

Fair value	$127,889
Gross contractual amounts receivable	148,674
Estimate of contractual cash flows not expected to be collected(1)	1,184
Estimate of contractual cash flows expected to be collected	147,490

(1) Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2025 and 2024 as if the First Security acquisition had occurred on January 1, 2024. The pro forma results combine the historical results of First Security into the Company’s Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2024. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

	Year Ended
	December 31,
(unaudited)	2025	2024
Total revenues (net interest income and non-interest income)	$448,957	$419,988
Net income	$133,924	$122,546
Earnings per share—basic	$2.96	$2.72
Earnings per share—diluted	$2.95	$2.70

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through December 31, 2025. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

Inland Acquisition

On July 1, 2023, the Company acquired all of the outstanding common stock of Inland Bancorp, Inc. ("Inland") and its subsidiaries pursuant to an Agreement and Plan of Merger, dated as of November 30, 2022. Inland was merged with and into Byline. As a result of the merger, Inland’s wholly-owned subsidiary bank, Inland Bank and Trust, was merged with and into Byline Bank, with Byline Bank as the surviving bank.

Merger-related expenses, including core system conversion expenses of $3.5 million, acquisition advisory expenses of $2.5 million, salaries and employee benefits of $2.5 million, and other non-interest expenses of $688,000 related to the Inland acquisition are reflected in non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2023. There were no Inland merger-related expenses for the years ended December 31, 2025 and 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale, securities held-to-maturity and equity and other securities at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses and cumulative basis adjustments for fair value hedges:

2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,655	$268	$(33)	$—	$29,890
U.S. Government agencies	118,674	32	(8,959)	—	109,747
Obligations of states, municipalities, and political subdivisions	56,705	309	(2,470)	10	54,554
Residential mortgage-backed securities
Agency	881,735	8,407	(64,874)	30	825,298
Non-agency	143,372	419	(16,083)	23	127,731
Commercial mortgage-backed securities
Agency	243,762	752	(27,518)	33	217,029
Corporate securities	30,318	1	(887)	1	29,433
Asset-backed securities	12,155	36	(768)	1	11,424
Total	$1,516,376	$10,224	$(121,592)	$98	$1,405,106

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury Notes	$32,783	$—	$(213)	$32,570
U.S. Government agencies	151,912	1	(15,426)	136,487
Obligations of states, municipalities, and political subdivisions	84,188	177	(5,059)	79,306
Residential mortgage-backed securities
Agency	849,297	1,415	(99,910)	750,802
Non-agency	160,427	6	(22,553)	137,880
Commercial mortgage-backed securities
Agency	261,947	160	(35,167)	226,940
Corporate securities	40,623	—	(2,161)	38,462
Asset-backed securities	14,406	13	(1,170)	13,249
Total	$1,595,583	$1,772	$(181,659)	$1,415,696

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
Obligations of states, municipalities, and political subdivisions	$605	$—	$—	$605
Total	$605	$—	$—	$605

The Company did not classify securities as trading during 2025 and 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024 are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
2025	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,952	$(33)	$4,952	$(33)
U.S. Government agencies	14	—	—	103,722	(8,959)	103,722	(8,959)
Obligations of states, municipalities and political subdivisions	15	1,032	(10)	31,802	(2,460)	32,834	(2,470)
Residential mortgage-backed securities
Agency	94	31,077	(47)	459,883	(64,827)	490,960	(64,874)
Non-agency	21	2,878	(5)	104,650	(16,078)	107,528	(16,083)
Commercial mortgage-backed securities
Agency	44	1,697	(10)	164,229	(27,508)	165,926	(27,518)
Corporate securities	15	3,477	(16)	25,705	(871)	29,182	(887)
Asset-backed securities	1	—	—	6,149	(768)	6,149	(768)
Total	205	$40,161	$(88)	$901,092	$(121,504)	$941,253	$(121,592)

		Less than 12 Months		12 Months or Longer		Total
2024	# of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	7	$9,808	$(15)	$22,762	$(198)	$32,570	$(213)
U.S. Government agencies	22	13,629	(33)	120,222	(15,393)	133,851	(15,426)
Obligations of states, municipalities and political subdivisions	79	20,271	(418)	49,154	(4,641)	69,425	(5,059)
Residential mortgage-backed securities
Agency	129	183,980	(3,879)	472,665	(96,031)	656,645	(99,910)
Non-agency	22	37,882	(1,361)	91,303	(21,192)	129,185	(22,553)
Commercial mortgage-backed securities
Agency	53	63,959	(1,887)	139,283	(33,280)	203,242	(35,167)
Corporate securities	21	2,470	(21)	35,992	(2,140)	38,462	(2,161)
Asset-backed securities	1	—	—	5,829	(1,170)	5,829	(1,170)
Total	334	$331,999	$(7,614)	$937,210	$(174,045)	$1,269,209	$(181,659)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 205 securities available-for-sale with unrealized losses at December 31, 2025, compared to 334 at December 31, 2024. There was no allowance for credit losses for held-to-maturity debt securities at December 31, 2024. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 4—Securities (continued)

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types. The Company had no held-to-maturity securities as of December 31, 2025. The Company’s held-to-maturity portfolio as of December 31, 2024, consisted of one municipal bond. The Company uses industry historical credit loss information adjusted for current conditions to establish an allowance for credit losses.

Accrued interest receivable on securities totaled $4.6 million and $4.9 million at December 31, 2025 and December 31, 2024, respectively, and are included in accrued interest receivable and other assets line item in the Consolidated Statements of Financial Condition. The amounts are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity, or sooner, in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities were available-for-sale, and the associated gains and losses for the years ended December 31, 2025, 2024, and 2023 are listed below:

	2025	2024	2023
Proceeds	$99,496	$8,949	$163,649
Gross gains	1,120	—	—
Gross losses	1,141	699	—

There were $14.3 million of sales of First Security securities acquired during the year ended December 31, 2025. The sales resulted in a loss of $37,000. There were $163.6 million of sales of acquired Inland securities during the year ended December 31, 2023. The sales did not result in gains or losses given their close proximity to the acquisition date.

Securities were posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	December 31, 2025	December 31, 2024
Public fund deposits	$393,845	$471,249
Customer repurchase agreements	75,681	42,022
Letters of credit	33,883	26,703
Federal Reserve Bank	—	—
Total pledged securities	$503,409	$539,974

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At December 31, 2025, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$20,562	$20,617
Due from one to five years	118,656	114,314
Due from five to ten years	72,845	67,476
Due after ten years	35,444	32,641
Mortgage-backed securities	1,268,869	1,170,058
Total	$1,516,376	$1,405,106

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of December 31, 2025 and 2024 were categorized as follows:

	2025	2024
Commercial real estate	$2,604,500	$2,351,227
Residential real estate	756,870	725,425
Construction, land development, and other land	409,233	490,445
Commercial and industrial	2,961,959	2,612,767
Installment and other	17,727	3,901
Lease financing receivables	746,309	709,757
Total loans and leases	7,496,598	6,893,522
Net unamortized deferred fees and costs	6,774	7,122
Initial direct costs	5,997	6,178
Allowance for credit losses - loans and leases	(108,834)	(97,988)
Net loans and leases	$7,400,535	$6,808,834

	2025	2024
Lease financing receivables
Net minimum lease payments	$691,681	$675,754
Unguaranteed residual values	143,839	120,839
Unearned income	(89,211)	(86,836)
Total lease financing receivables	746,309	709,757
Initial direct costs	5,997	6,178
Lease financial receivables before allowance for credits losses - loans and leases	$752,306	$715,935

Total loans and leases consist of originated loans and leases, PCD loans, and acquired non-credit-deteriorated loans and leases. At December 31, 2025 and 2024, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $97.8 million and $97.6 million, respectively. At December 31, 2025 and 2024, the discount on the unguaranteed portion of the U.S. government guaranteed loans was $25.6 million, which are included in total loans and leases. At December 31, 2025 and 2024, installment and other loans included overdraft deposits of $2.6 million and $1.0 million, respectively, which were reclassified as loans. At December 31, 2025 and 2024, loans and loans held for sale pledged as security for borrowings were $2.0 billion.

The minimum annual lease payments for lease financing receivables as of December 31, 2025 are summarized as follows:

Minimum Lease Payments
2026	$260,366
2027	201,099
2028	132,349
2029	69,533
2030	25,561
Thereafter	2,773
Total	$691,681

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is internally classified as an originated loan. PCD loans are loans acquired from a business combination with evidence of more than insignificant credit deterioration and are accounted for under ASC Topic 326. Acquired non-credit-deteriorated loans and leases represent loans and leases acquired from a business combination without more than insignificant evidence of credit deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of December 31, 2025 and 2024:

2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,338,109	$68,987	$200,089	$2,607,185
Residential real estate	567,158	20,788	169,478	757,424
Construction, land development, and other land	360,003	2,533	45,542	408,078
Commercial and industrial	2,856,214	12,570	97,786	2,966,570
Installment and other	3,470	73	14,263	17,806
Lease financing receivables	752,306	—	—	752,306
Total loans and leases	$6,877,260	$104,951	$527,158	$7,509,369

2024	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,071,952	$82,934	$199,531	$2,354,417
Residential real estate	513,422	30,515	182,165	726,102
Construction, land development, and other land	429,596	—	59,673	489,269
Commercial and industrial	2,509,083	14,081	93,969	2,617,133
Installment and other	3,847	105	14	3,966
Lease financing receivables	715,899	—	36	715,935
Total loans and leases	$6,243,799	$127,635	$535,388	$6,906,822

PCD loans—The unpaid principal balance and carrying amount of all PCD loans are summarized below. The balances do not include an allowance for credit losses of $3.0 million and $4.2 million at December 31, 2025 and 2024, respectively.

	2025		2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$112,318	$68,987	$123,780	$82,934
Residential real estate	64,847	20,788	75,023	30,515
Construction, land development, and other land	2,648	2,533	6,656	—
Commercial and industrial	14,962	12,570	16,671	14,081
Installment and other	738	73	769	105
Total purchased credit deteriorated loans	$195,513	$104,951	$222,899	$127,635

The following table is a reconciliation of the acquired First Security PCD loans between their purchase price and their par value at the time of acquisition. Refer to Note 3—Acquisition of a Business for further information.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non‑credit-deteriorated loans and leases, excluding an allowance for credit losses of $3.6 million and $3.4 million at December 31, 2025 and 2024, were as follows:

	2025		2024
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$204,719	$200,089	$205,558	$199,531
Residential real estate	179,873	169,478	194,768	182,165
Construction, land development, and other land	45,821	45,542	60,051	59,673
Commercial and industrial	101,049	97,786	98,156	93,969
Installment and other	14,274	14,263	21	14
Lease financing receivables	—	—	36	36
Total acquired non-credit-deteriorated loans and leases	$545,736	$527,158	$558,590	$535,388

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

Revolving loans that are converted to term loans are treated as new originations in the tables below and are presented by year of initial origination. During the years ended December 31, 2025 and 2024, revolving loans of $43.3 million and $67.3 million were converted to term loans, respectively.

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses calculation as of December 31, 2025 and 2024.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

	December 31, 2025
	Term loans amortized cost by origination year						Revolving	Total
	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$449,861	$274,551	$206,477	$383,069	$440,425	$593,704	$8,056	$2,356,143
Watch	1,775	18,531	35,999	40,957	8,149	70,295	—	175,706
Special Mention	—	3,122	2,666	1,374	8,858	15,130	—	31,150
Substandard	221	6,669	9,508	3,406	5,490	18,892	—	44,186
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185
Gross charge-offs, year ended December 31, 2025	$—	$175	$210	$285	$228	$10,638	$—	$11,536

Residential Real Estate
Pass	$68,665	$40,653	$71,760	$119,383	$84,588	$269,136	$66,211	$720,396
Watch	—	—	582	3,789	9,438	19,984	1,405	35,198
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	384	25	94	980	347	1,830
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$70	$—	$70

Construction, Land Development, & Other Land
Pass	$44,665	$75,494	$115,338	$55,991	$39,517	$6,772	$110	$337,887
Watch	—	9,676	—	32,615	—	3,004	—	45,295
Special Mention	—	—	—	12,366	9,997	52	—	22,415
Substandard	—	—	—	2,481	—	—	—	2,481
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & Industrial
Pass	$443,606	$345,964	$349,598	$385,699	$211,144	$207,576	$607,729	$2,551,316
Watch	1,389	14,575	38,505	22,239	20,172	16,689	55,885	169,454
Special Mention	30,933	2,301	23,003	8,626	34,508	36,783	41,505	177,659
Substandard	589	4,901	8,577	22,708	12,004	11,023	8,339	68,141
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570
Gross charge-offs, year ended December 31, 2025	$—	$3,359	$3,394	$6,193	$1,281	$5,616	$522	$20,365

Installment and Other
Pass	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$20	$4	$—	$24

Lease Financing Receivables
Pass	$306,220	$191,521	$156,133	$71,754	$18,230	$1,379	$—	$745,237
Watch	—	220	329	15	—	—	—	564
Special Mention	—	—	—	—	—	7	—	7
Substandard	319	2,341	1,723	1,584	531	—	—	6,498
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306
Gross charge-offs, year ended December 31, 2025	$50	$521	$616	$594	$532	$63	$—	$2,376

Total Loans and Leases
Pass	$1,315,547	$928,376	$899,429	$1,016,014	$793,915	$1,086,026	$689,478	$6,728,785
Watch	3,164	43,002	75,415	99,615	37,759	109,972	57,290	426,217
Special Mention	30,933	5,423	25,669	22,366	53,363	51,972	41,505	231,231
Substandard	1,129	13,911	20,192	30,204	18,119	30,895	8,686	123,136
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369
Gross charge-offs, year ended December 31, 2025	$50	$4,055	$4,220	$7,072	$2,061	$16,391	$522	$34,371

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

For the years ended December 31, 2025 and 2024, there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation at December 31, 2025 and December 31, 2024:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$450,732	$294,398	$245,788	$424,971	$461,263	$684,116	$8,056	$2,569,324
30-59 Days Past Due	906	1,501	—	483	—	1,578	—	4,468
60-89 Days Past Due	—	1,090	1,334	800	—	1,309	—	4,533
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	219	5,884	7,528	2,552	1,659	11,018	—	28,860
Total Past Due	1,125	8,475	8,862	3,835	1,659	13,905	—	37,861
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185

Residential Real Estate
Current	$68,665	$40,653	$72,342	$121,355	$94,026	$288,227	$67,167	$752,435
30-59 Days Past Due	—	—	—	1,550	—	892	449	2,891
60-89 Days Past Due	—	—	384	267	—	—	—	651
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	25	94	981	347	1,447
Total Past Due	—	—	384	1,842	94	1,873	796	4,989
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424

Construction, Land Development, & Other Land
Current	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078

Commercial & Industrial
Current	$475,173	$359,765	$408,846	$427,149	$266,807	$262,362	$709,310	$2,909,412
30-59 Days Past Due	755	3,257	1,600	1,754	39	1,137	847	9,389
60-89 Days Past Due	—	2,312	5,797	583	92	1,182	349	10,315
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	589	2,407	3,440	9,786	10,890	7,390	2,952	37,454
Total Past Due	1,344	7,976	10,837	12,123	11,021	9,709	4,148	57,158
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570

Installment and Other
Current	$2,530	$193	$123	$114	$11	$7,459	$7,372	$17,802
30-59 Days Past Due	—	—	—	4	—	—	—	4
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	4	—	—	—	4
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806

Lease Financing Receivables
Current	$302,162	$189,542	$153,521	$70,493	$17,351	$1,310	$—	$734,379
30-59 Days Past Due	1,960	1,144	1,430	528	180	29	—	5,271
60-89 Days Past Due	2,384	2,775	2,227	934	760	47	—	9,127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	33	621	1,007	1,398	470	—	—	3,529
Total Past Due	4,377	4,540	4,664	2,860	1,410	76	—	17,927
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306

Total Loans and Leases
Current	$1,343,927	$969,721	$995,958	$1,147,535	$888,972	$1,253,302	$792,015	$7,391,430
30-59 Days Past Due	3,621	5,902	3,030	4,319	219	3,636	1,296	22,023
60-89 Days Past Due	2,384	6,177	9,742	2,584	852	2,538	349	24,626
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	841	8,912	11,975	13,761	13,113	19,389	3,299	71,290
Total Past Due	6,846	20,991	24,747	20,664	14,184	25,563	4,944	117,939
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

Total non-accrual loans without an allowance included $2.7 million of commercial real estate loans, $85,000 of residential real estate loans and $5.6 million of commercial and industrial loans as of December 31, 2025. The Company recognized $3.5 million of interest income on non-accrual loans and leases for the year ended December 31, 2025.

Total non-accrual loans without an allowance included $6.0 million of commercial real estate loans, $790,000 of residential real estate loans and $3.8 million of commercial and industrial loans as of December 31, 2024. The Company recognized $2.7 million of interest income on non-accrual loans and leases for the year ended December 31, 2024.

The following tables summarize the balance and activity within the allowance for credit losses, the components of the allowance for credit losses in terms of loans and leases individually and collectively evaluated for expected credit losses, and corresponding loan and lease balances by type for the years ended December 31, 2025, 2024, and 2023.

2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture)	7,715	85	1,105	24,483	71	2,295	35,754
Charge-offs	(11,536)	(70)	—	(20,365)	(24)	(2,376)	(34,371)
Recoveries	1,446	29	—	4,467	—	315	6,257
Ending balance	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Ending balance:
Individually evaluated for impairment	$5,466	$176	$1,166	$15,365	$—	$—	$22,173
Collectively evaluated for impairment	21,535	2,932	3,536	50,216	92	8,350	86,661
Total allowance for credit losses - loans and leases	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834

2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Loans and leases ending balance:
Individually evaluated for impairment	$46,376	$468	$3,097	$44,888	$—	$—	$94,829
Collectively evaluated for impairment	2,560,809	756,956	404,981	2,921,682	17,806	752,306	7,414,540
Total loans and leases	$2,607,185	$757,424	$408,078	$2,966,570	$17,806	$752,306	$7,509,369

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

The Company increased the allowance for credit losses - loans and leases by $10.8 million for the year ended December 31, 2025. The increase in allowance for credit losses reflects increased allowance for credit losses on collectively evaluated loans. Commercial and industrial loans increased $349.4 million for the year, which resulted in a $9.0 million increase in the allowance for credit losses ("ACL"). Additionally, the allocation of ACL to the individually evaluated portfolio decreased $1.4 million during the year due to charge-offs and resolutions of loans. For the year ended December 31, 2025, the ACL on PCD loans decreased $1.1 million, primarily related to reduction in the PCD loan portfolio balance.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The Company decreased the allowance for credit losses - loans and leases by $3.7 million for the year ended December 31, 2024. The decrease in allowance for credit losses reflects decreased allowance for credit losses on individually evaluated loans. Commercial and industrial loans increased $168.6 million for the year, which resulted in a $2.8 million increase in ACL. The CRE portfolio grew $34.1 million from prior year. The related ACL for the commercial real estate portfolio decreased primarily due to charge-offs of loans previously reserved for and improvement in classified loans. Additionally, the allocation of ACL to the individually evaluated portfolio decreased $3.7 million during the year due to charge-offs and resolutions of these loans. For the year ended December 31, 2024, the ACL on PCD loans decreased $5.8 million, primarily related to resolutions of PCD loans.

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

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the year ended December 31, 2025:

December 31, 2025	Payment Delay	Term Modification	Interest Rate Reduction	Combined Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Modified loans
Commercial real estate	$175	$—	$—	$—	$175	0.0%
Commercial and industrial	287	1,848	1,236	13,719	17,090	0.6%
Total modified loans	$462	$1,848	$1,236	$13,719	$17,265	0.2%

For the year ended December 31, 2025, loans having a payment delay reflect a six month weighted average forbearance. The financial effect of the term or combined modification presented above reflects an eight month weighted average extension of maturity date. Loans having an interest rate reduction or combined modification reflect a 0.7% weighted average reduction in the contractual rate. There were $2.0 million in commitments outstanding on modified loans as of December 31, 2025. As of December 31, 2025, the amortized cost of commercial real estate loans that had a payment default and were modified in the twelve months prior to default was $175,000 which represented 0.01% of outstanding commercial real estate loans. The amortized cost of commercial and industrial loans that had a payment default and were modified in the twelve months prior to default was $2.0 million, which represented 0.07% of outstanding commercial and industrial loans.

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the year ended December 31, 2024:

December 31, 2024	Term Modification	% of Class of Loans and Leases
Modified loans
Commercial real estate	$9,405	0.4%
Construction, land development, and other land	$2,566	0.5%
Commercial and industrial	4,568	0.2%
Total modified loans	$16,539	0.2%

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 5—Loans and Lease Receivables and Allowance for Credit Losses (continued)

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of December 31, 2025 and 2024:

2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$12,463	$33,912	$—	$—	$—	$46,375
Residential real estate	—	—	—	—	85	384	—	469
Construction, land development, and other land	2,481	616	—	—	—	—	—	3,097
Commercial and industrial	—	—	—	—	—	—	35,608	35,608
Total	$2,481	$616	$12,463	$33,912	$85	$384	$35,608	$85,549

2024	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$6,723	$29,697	$—	$—	$—	$36,420
Residential real estate	—	—	—	—	790	575	—	1,365
Commercial and industrial	—	—	—	—	—	—	30,512	30,512
Total	$—	$—	$6,723	$29,697	$790	$575	$30,512	$68,297

The following table presents the change in balance for allowance for credit losses - unfunded commitments, which are included in the Consolidated Statements of Financial Condition as part of accrued expenses and other liabilities, for the dates presented:

	For the Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,391	$3,636	$4,203
Adjustment for acquired unfunded commitments	476	—	—
Provision for (recapture of) unfunded commitments	348	(1,245)	(567)
Ending balance	$3,215	$2,391	$3,636

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025	2024	2023
Beginning balance	$18,952	$19,844	$19,172
Additions, net	5,884	5,812	5,761
Changes in fair value	(5,602)	(6,704)	(5,089)
Ending balance	$19,234	$18,952	$19,844

Loans serviced for others are not included in the Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others were as follows as of December 31, 2025 and 2024:

	2025	2024
Loan portfolios serviced for:
SBA guaranteed loans	$1,408,358	$1,522,389
USDA guaranteed loans	185,709	190,503
Total	$1,594,067	$1,712,892

Loan servicing revenue totaled $12.3 million, $12.9 million, and $13.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, totaled downward valuations of $5.6 million, $6.7 million, and $5.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Changes in the fair value of the loan servicing asset are reported on the Consolidated Statements of Operations.

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

Note 7—Other Real Estate Owned (OREO)

The following table presents the change in OREO for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Beginning balance	$5,170	$1,200	$4,717
Acquisition of OREO through business combination	168	—	—
Net additions to OREO	777	5,205	571
Proceeds from sales of OREO	(1,661)	(1,207)	(3,580)
Gains (losses) on sales of OREO	199	(28)	(81)
Valuation adjustments	(1,259)	—	(427)
Ending balance	$3,394	$5,170	$1,200

At December 31, 2025 and 2024, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2025 and 2024, there were $603,000 and $818,000 of consumer mortgage loans secured by residential real estate properties in foreclosure.

There were no internally financed sales of OREO for the year ended December 31, 2025, 2024, or 2023.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 8—Premises and Equipment and Assets Held for Sale

Classifications of premises and equipment as of December 31, 2025 and 2024 and were as follows:

	2025	2024
Premises	$41,953	$41,667
Furniture, fixtures and equipment	11,546	15,609
Leasehold improvements	5,029	6,339
Total cost	58,528	63,615
Less accumulated depreciation, amortization and impairment	(30,857)	(33,900)
Net book value of premises, furniture, fixtures, equipment, and leasehold improvements	27,671	29,715
Construction in progress	333	529
Land	29,984	30,258
Premises and equipment, net	$57,988	$60,502

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2025, 2024, and 2023 was $4.6 million, $5.0 million and $4.5 million, respectively.

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

During 2025, one branch was closed and consolidated into existing branch locations. One property was transferred to assets held for sale and subsequently sold for a gain of $834,000, which is reflected in other non-interest expense on the Consolidated Statements of Operations. In addition, during 2025, one previously leased branch location was purchased. Also, during 2025, one leased branch location was assumed as part of the First Security Trust and Savings Bank acquisition and was subsequently closed after acquisition.

During the year ended December 31, 2024, an impairment charge of $1.1 million was recognized on premises and equipment relating to two branches that were closed in 2024 and is reflected in other non-interest expense. During the year ended December 31, 2024, the Company recorded $258,000 of impairment related to one branch facility, which was damaged due to fire. There was no impact on the Consolidated Statements of Operations as a result of insurance proceeds received. During the years ended December 31, 2025 and 2023 there were no impairment charges on premises and equipment.

Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell. Assets are considered held for sale when management has approved the sale of the assets following a branch closure or other events. The following table presents the change in assets held for sale for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Beginning balance	$2,025	$4,484	$8,673
Transfers in	1,311	2,095	—
Proceeds from sales	(2,146)	(6,044)	(2,538)
Net gains on sales	834	1,490	349
Impairment charge	(195)	—	(2,000)
Ending balance	$1,829	$2,025	$4,484

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

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB regular advance rate, adjusted for the lease term and other factors. At December 31, 2025, the weighted average discount borrowing rate was 3.58% and the weighted average remaining life of operating leases was 4.7 years compared to 3.19% and 5.0 years for December 31, 2024.

The following table presents certain information related to the lease costs for operating leases included as a component of occupancy expense on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Operating lease cost	$2,629	$2,743	$2,738
Short-term lease cost	625	491	434
Variable lease cost	1,578	1,627	1,675
Less: Sublease income	(533)	(520)	(630)
Total lease cost, net	$4,299	$4,341	$4,217

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $3.5 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2024, operating cash flows paid included early termination payment of $228,000 for one of the Company’s previously closed branch facilities, resulting in a gain of $67,000.

The Company recorded $2.2 million, $2.3 million, and $4.8 million of right-of-use lease assets in exchange for operating lease liabilities for the years ended December 31, 2025, 2024, and 2023, respectively. In 2023, the additions recorded to right-of-use assets and operating lease liabilities included $3.8 million related to the acquisition of Inland.

During the year ended December 31, 2025 the Company recorded no impairment related to leases.

During the year ended December 31, 2024, the Company recorded $194,000 of impairment related to two branch facilities that were closed in 2024. Impairments were recognized on operating lease right-of-use assets and are reflected in other non-interest expense.

During the year ended December 31, 2023, the Company recorded $395,000 of impairment related to an acquired non-branch facility lease.

The future minimum lease payments for finance leases and operating leases, subsequent to December 31, 2025, as recorded on the balance sheet, are summarized as follows:

Operating Lease Commitments
2026	$3,160
2027	2,232
2028	1,929
2029	1,717
2030	796
Thereafter	1,158
Total	$10,992
Imputed interest	(1,141)
Present value of future minimum lease payments	$9,851

The total amount of minimum rentals to be received in the future on these subleases is approximately $2.2 million, and the leases have contractual lives extending through 2036. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 10—Goodwill, Core Deposit Intangible and Other Intangible Assets

The Company’s annual goodwill test was performed as of November 30, 2025. The Company determined that no impairment existed as of that date. Refer to Note 1—Business and Summary of Significant Accounting Policies for discussion of goodwill.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the years ended December 31, 2025, 2024, and 2023:

	2025			2024			2023
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380	$148,353	$8,886	$1,648
Additions	147	7,880	—	—	—	—	33,352	17,250	—
Amortization or accretion	—	(5,337)	(268)	—	(5,112)	(268)	—	(5,743)	(268)
Ending balance	$181,852	$17,824	$844	$181,705	$15,281	$1,112	$181,705	$20,393	$1,380
Accumulated amortization or accretion	N/A	$62,772	$2,372	N/A	$57,435	$2,104	N/A	$52,323	$1,836
Weighted average remaining amortization or accretion period	N/A	7.8 years	3.2 years	N/A	7.6 years	4.2 years	N/A	8.3 years	5.2 years

The Company added additional goodwill and core deposit intangible assets in conjunction with the First Security and Inland acquisitions. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and other intangible assets recognized at December 31, 2025:

Estimated Amortization
2026	$4,940
2027	3,895
2028	3,162
2029	2,337
2030	1,790
Thereafter	2,544
Total	$18,668

Note 11—Income Taxes

The following were the components of provision for income taxes for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Current tax expense:
Federal	$26,066	$30,663	$6,349
State and local	9,373	12,211	4,875
Total current tax expense	35,439	42,874	11,224
Deferred tax expense (benefit):
Federal	8,425	1,344	23,569
State and local	(662)	(3,898)	3,009
Total deferred tax expense (benefit)	7,763	(2,554)	26,578
Provision for income taxes	$43,202	$40,320	$37,802

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

The following is a reconciliation between the statutory U.S. federal income tax rate of 21% for 2025, 2024, and 2023, and the effective tax rate:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before provision for income taxes	$173,253		$161,079		$145,680
Calculated tax expense at statutory rate	$36,383	21.0%	$33,827	21.0%	$30,593	21.0%
State and local taxes, net of Federal Benefit (1)	8,711	5.0	8,313	5.3	7,884	5.4
Nontaxable or nondeductible items, net	(1,840)	(1.1)	(2,059)	(1.3)	(632)	(0.5)
Other adjustments	(52)	—	239	—	(43)	—
Effective tax rate	$43,202	24.9%	$40,320	25.0%	$37,802	25.9%

(1) State taxes in Illinois made up the majority of the effect of the state and local tax category.

The following were the significant components of the deferred tax assets and liabilities as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating losses	$27,083	$22,144
Interest on non-accrual loans	6,312	6,837
Allowance for credit losses - loans and leases and loan basis	33,928	32,693
Servicing assets	2,107	2,332
Premises and equipment	6,217	5,998
Other real estate owned	509	180
Net unrealized holding loss on securities available-for-sale	29,112	47,022
Accrued expenses	7,873	6,317
Other	6,172	5,670
Total deferred tax assets	119,313	129,193
Deferred tax liabilities:
Equipment leasing	(61,591)	(54,532)
Core deposit intangibles	(4,880)	(4,285)
Deposits	(16)	(43)
Trust preferred securities	(4,075)	(4,211)
Net unrealized holding gain on cash flow hedges	(4,105)	(7,643)
Other	(2,867)	(2,021)
Total deferred tax liabilities	(77,534)	(72,735)
Net deferred tax assets	$41,779	$56,458

The following were the gross carryforwards available to offset future taxable income as of December 31, 2025 and 2024:

	2025	2024
Federal gross NOL carryforwards - begin to expire in 2030	$16,907	$6,804
Federal gross NOL carryforwards - with no expiration	—	200
Illinois gross NLD carryforwards - begin to expire in 2031	305,781	268,469
All other state gross NOL carryforwards - begin to expire in 2036	6,129	4,724
All other state gross NOL carryforwards - with no expiration	6,533	5,790

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss ("NOL") and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three‑year period. The Company has determined that such an ownership change occurred as of June 28, 2013, as a result of our recapitalization. This ownership change resulted in estimated annual limitations on the utilization of tax attributes, including net operating loss carryforwards. Approximately $756,000 of the restricted Federal net operating losses will become available each year related to Federal net operating losses generated prior to the 2013 recapitalization.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 11—Income Taxes (continued)

In connection with the Company’s acquisition of Oak Park River Forest, the Company acquired $4.3 million in additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $781,000. In connection with the Company’s acquisition of Inland, the Company acquired $4.1 million in additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $4.2 million, which was pro-rated to $2.1 million for 2023 based on the Inland acquisition date. In connection with the Company’s acquisition of First Security, the Company acquired $12.0 million in additional Federal net operating losses that are subject to an annual Section 382 limitation of approximately $1.5 million, which is pro-rated to $1.1 million for 2025 based on the First Security acquisition date. The Company utilized the remaining balances of both the Oak Park River Forest and Inland losses on its 2024 tax return, and the Federal net operating losses acquired in connection with the First Security acquisition begin to expire in 2030.

During the second quarter of 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to utilizing a maximum of $500,000 of NLD against taxable income. NLDs that are limited during these years have an extended expiration date for the years in which they are limited. The extended expiration of the Company’s NLD carryforwards is December 31, 2043. During the third quarter of 2025, H.R. 1 was signed into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company has evaluated the impact of this law on future periods and has determined the impact to be immaterial.

The Company and the Bank file consolidated income tax returns. The Company and the Bank are no longer subject to United States federal income tax examinations for years before 2022 and state income tax examinations for years before 2021.

Note 12—Deposits

The following is a summary of the Company’s deposits as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Non-interest-bearing demand deposits	$1,818,888	$1,756,098
Interest-bearing checking accounts	878,638	767,835
Money market demand accounts	2,942,927	2,518,157
Other savings	489,504	483,650
Time deposits (below $250,000)	1,096,015	1,498,277
Time deposits ($250,000 and above)	421,471	434,611
Total deposits	$7,647,443	$7,458,628

At December 31, 2025, the scheduled maturities of time deposits were as follows:

Scheduled Maturities
2026	$1,419,176
2027	94,280
2028	1,940
2029	1,047
2030	1,043
Total	$1,517,486

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 21—Derivative Instruments and Hedging Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 13—Other Borrowings

The following is a summary of the Company’s other borrowings as of December 31, 2025 and 2024:

	2025	2024
Federal Home Loan Bank advances	$340,000	$575,000
Securities sold under agreements to repurchase	79,598	32,106
Term loan	—	11,667
Line of credit	—	—
Total	$419,598	$618,773

Byline Bank has the capacity to borrow funds from the discount window of the FRB. As of December 31, 2025 and 2024, there were no outstanding advances under the FRB discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

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

At December 31, 2025, FHLB fixed-rate advances totaled $90.0 million, with an interest rate of 3.80% and matured in January 2026. Total variable rate advances were $250.0 million at December 31, 2025, with an interest rate of 3.87% that may reset daily and will mature in March 2026. The Company’s advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Company’s required investment in FHLB stock is $4.50 for every $100 in advances. Refer to Note 4—Securities for additional discussion, subject to the availability of proper collateral. The Bank’s maximum borrowing capacity is limited to 35% of total assets.

Securities sold under agreements to repurchase represent a demand product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, the Company entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either SOFR plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At December 31, 2025 and 2024, the line of credit had no outstanding balance.

On May 21, 2025, the Company entered into the Second Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement (the "Amendment") with the lender, which is effective May 25, 2025, and provides for: (1) the renewal of the revolving line-of credit facility of up to $15.0 million, and (2) extending its maturity date to May 24, 2026, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

The variable term loan was paid in full in January of 2025 and at December 31, 2025 had no outstanding balance. At December 31, 2024, the variable rate term loan had a $11.7 million outstanding balance and an interest rate of 6.83%.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of December 31, 2025 and 2024:

	2025	2024
Federal Home Loan Bank line	$3,071,518	$2,700,234
Federal Reserve Bank of Chicago discount window line	787,184	792,345
Available federal funds lines	135,000	127,500

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 14—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

In 2020, the Company issued $75.0 million in fixed-to-floating rate subordinated notes with a maturity date of July 1, 2030. The subordinated notes bore a fixed interest rate of 6.00% until July 1, 2025 and a floating interest rate equal to the three-month SOFR, plus 588 basis points thereafter. As of July 1, 2025, the floating rate was 10.17%. The transaction resulted in debt issuance costs of approximately $1.7 million. On August 22, 2025, the Company provided notice of full redemption to the holders of the subordinated notes. On October 1, 2025, the Company redeemed the entire $75.0 million outstanding principal amount of subordinated notes due 2030 at a redemption price equal to 100% of the aggregate principal plus accrued interest of $1.9 million. As of December 31, 2024, the liability outstanding relating to the subordinated notes issued in 2020, net of unamortized debt issuance costs, was $74.0 million.

In connection with the notice of full redemption, the Company recognized an $843,000 loss on the early debt extinguishment, which is reflected in other non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2025.

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030 and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.1 million that will be amortized over 10 years. As of December 31, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $73.9 million. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

Junior Subordinated Debentures

Each of the junior subordinated debentures was issued to an underlying statutory trust (the "Trusts"), which issued trust preferred securities and used the proceeds from the issuance of the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the Trusts. The Trusts are not consolidated with the Company. Accordingly, the Company reports the subordinated debentures held by the Trusts as liabilities. The Company owns all of the common securities of each trust and pays interest on each quarterly. The junior subordinated debentures qualify and are treated as Tier 1 regulatory capital of the Company subject to regulatory limitations. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

At December 31, 2025 and 2024, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount		Contractual Rate at
Name of Trust	Stated Maturity	December 31, 2025	December 31, 2024	December 31, 2025	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	6.76%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	5.76%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	6.87%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	5.58%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	5.63%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	5.62%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.40%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(15,591)	(16,110)
Total liability, at carrying value		$71,409	$70,890

(1) SOFR is three month SOFR and the spread adjustment is 0.26161%.

(2) Assumed as part of the Company's recapitalization of its predecessor.

(3) Assumed in May 2018 as part of an acquisition.

(4) Assumed in July 2023 as part of an acquisition.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 15—Employee Benefit Plans

The Company’s defined contribution 401(k) savings plan (the "Plan") covers substantially all employees that have completed certain service requirements. The Board of Directors determines the amount of any discretionary profit sharing contribution made to the Plan. There were no profit sharing contributions to the Plan for the years ended December 31, 2025, 2024, or 2023. The net assets of the Plan are not included in the Consolidated Statements of Financial Condition.

The 401(k) employer match contribution is equal to 100% of the first 3% and 50% for the next 2% contributed to the Plan by employees. Total expense for the employer contributions made to the Plan were $3.7 million, $3.6 million, and $3.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

On June 14, 2017, the Company’s Board of Directors adopted the Byline Bancorp, Inc. Employee Stock Purchase Plan (the "ESPP") within the meaning of Section 423 of the Internal Revenue Code, as amended. The ESPP allows employees to purchase shares of the Company’s common stock at a discount to the market price of the stock through automatic payroll deductions. A total of 400,000 shares of common stock have been reserved for sale under the ESPP, subject to adjustment in accordance with the terms of the ESPP. The Company issued 57,301 shares in connection with the ESPP for the year ended December 31, 2025, leaving 31,343 available at December 31, 2025. The Company recognized $273,000, $394,000, and $388,000 of compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at December 31, 2025 and 2024:

	2025			2024
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$132,976	$1,812,187	$1,945,163	$190,269	$1,821,769	$2,012,038
Letters of credit	308	69,241	69,549	630	63,272	63,902
Total	$133,284	$1,881,428	$2,014,712	$190,899	$1,885,041	$2,075,940

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 16—Commitments and Contingent Liabilities (continued)

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.69% to 15.00% and maturities up to 2047. Variable rate loan commitments have interest rates ranging from 4.00% to 16.75% and maturities up to 2053.

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

Servicing assets—Fair value is based on a loan-by-loan basis taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. The valuation methodology utilized for the servicing assets begins with generating estimated future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions.

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2025 and 2024:

		Fair Value Measurements Using
2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$29,890	$29,890	$—	$—
U.S. Government agencies	109,747	—	109,747	—
Obligations of states, municipalities, and political subdivisions	54,554	—	54,554	—
Mortgage-backed securities; residential
Agency	825,298	—	825,298	—
Non-Agency	127,731	—	127,731	—
Mortgage-backed securities; commercial
Agency	217,029	—	217,029	—
Corporate securities	29,433	—	29,433	—
Asset-backed securities	11,424	—	11,424	—
Equity and other securities, at fair value
Mutual funds	2,600	2,600	—	—
Equity securities	8,060	—	7,766	294
Servicing assets	19,234	—	—	19,234
Derivative assets	27,530	—	27,530	—
Financial liabilities
Derivative liabilities	13,642	—	13,642	—

		Fair Value Measurements Using
2024	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$32,570	$32,570	$—	$—
U.S. Government agencies	136,487	—	136,487	—
Obligations of states, municipalities, and political subdivisions	79,306	—	79,306	—
Mortgage-backed securities; residential
Agency	750,802	—	750,802	—
Non-Agency	137,880	—	137,880	—
Mortgage-backed securities; commercial
Agency	226,940	—	226,940	—
Corporate securities	38,462	—	38,462	—
Asset-backed securities	13,249	—	13,249	—
Equity and other securities, at fair value
Mutual funds	2,505	2,505	—	—
Equity securities	7,360	—	7,072	288
Servicing assets	18,952	—	—	18,952
Derivative assets	44,401	—	44,401	—
Financial liabilities
Derivative liabilities	17,785	—	17,785	—

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

The Company did not have any transfers to or from Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Years Ended December 31,
	2025	2024	2025	2024
	Investment Securities		Servicing Assets
Balance, beginning of period	$288	$281	$18,952	$19,844
Additions, net	—	—	5,884	5,812
Change in fair value	6	7	(5,602)	(6,704)
Balance, end of period	$294	$288	$19,234	$18,952

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of December 31, 2025:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Input	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	1.1%—28.0%	17.5%	Decrease
		Discount rate	0.0%—41.2%	10.8%	Decrease
		Expected weighted average loan life	0.0—8.3 years	3.5 years	Increase

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 17—Fair Value Measurement (continued)

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of December 31, 2025 and 2024:

		Fair Value Measurements Using
2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$40,910	$—	$—	$40,910
Residential real estate	292	—	—	292
Construction, land development, and other land	1,931	—	—	1,931
Commercial and industrial	29,523	—	—	29,523
Assets held for sale	1,829	—	—	1,829
Other real estate owned	3,394	—	—	3,394

		Fair Value Measurements Using
2024	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,568	$—	$—	$29,568
Residential real estate	1,298	—	—	1,298
Commercial and industrial	24,063	—	—	24,063
Assets held for sale	2,025	—	—	2,025
Other real estate owned	5,170	—	—	5,170

The following methods and assumptions were used by the Company in estimating fair values of other assets and liabilities for disclosure purposes:

Cash and due from banks and interest bearing deposits with other banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities held-to-maturity—The Company obtained fair value measurements from an independent pricing service. Management reviewed the procedures used by the third party, including significant inputs used in the fair value calculations. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. When market quotes were not readily accessible or available, alternative approaches were utilized, such as matrix or model pricing.

Restricted stock—The fair value has been determined to approximate cost.

Loans held for sale—The fair value of loans held for sale are based on quoted market prices, where available, and determined by discounted estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Loan and lease receivables, net—For certain variable rate loans that reprice frequently and with no significant changes in credit risk, fair value is estimated at carrying value. The fair value of other types of loans is estimated using an exit price notion for 2025 and 2024 values. It is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy at December 31, 2025 and 2024 are as follows:

	Fair Value	2025		2024
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$60,184	$60,184	$58,759	$58,759
Interest bearing deposits with other banks	2	88,911	88,911	504,379	504,379
Securities held-to-maturity	2	—	—	605	605
Restricted stock	2	21,314	21,314	27,452	27,452
Loans held for sale	3	13,621	14,707	3,200	3,236
Loans and lease receivables, net (less individually evaluated loans of fair value $72,656 and $54,929, as of December 31, 2025 and 2024, respectively)	3	7,327,878	7,215,821	6,753,905	6,603,019
Accrued interest receivable	3	39,818	39,818	40,652	40,652
Financial liabilities
Non-interest-bearing deposits	2	1,818,888	1,818,888	1,756,098	1,756,098
Interest-bearing deposits	2	5,828,555	5,826,774	5,702,530	5,702,018
Accrued interest payable	2	11,777	11,777	21,114	21,114
Federal Home Loan Bank advances	2	340,000	340,000	575,000	575,000
Securities sold under repurchase agreement	2	79,598	79,598	32,106	32,106
Term loan	2	—	—	11,667	11,667
Subordinated notes	2	73,940	77,027	74,040	73,750
Junior subordinated debentures	3	71,409	76,753	70,890	75,172

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the Omnibus Plan. As of December 31, 2025, there were 483,586 shares available for future grants under the Omnibus Plan.

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

During 2025, the Company granted 329,702 shares of restricted common stock, par value $0.01 per share. Of this total, 243,818 restricted shares will vest ratably over three years on each anniversary of the grant date, 6,678 restricted shares will cliff vest on the third anniversary of the grant date, and 10,240 restricted shares will vest on the first anniversary of the grant date, all subject to continued employment. In addition, 68,966 performance-based restricted shares were included in the 2025 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2027, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years, and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in all unvested restricted shares for the year ended December 31, 2025:

	Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2025	751,127	$23.04
Granted	329,702	28.73
Incremental performance shares vested and issued	18,066
Vested	(336,592)	24.11
Forfeited	(18,265)	25.09
Ending balance outstanding at December 31, 2025	744,038	25.12

A total of 336,592, 244,548, and 238,638 restricted shares vested during the years ended December 31, 2025, 2024, and 2023, respectively. The fair value of restricted shares that vested during the years ended December 31, 2025, 2024, and 2023 were $9.6 million, $5.2 million and $5.7 million, respectively.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Consolidated Statements of Operations. The fair value of the total stockholder return performance-based awards granted in 2025 and 2024 were calculated based on a Monte Carlo simulation, using the following assumptions:

	Performance Based Grants
	2025	2024
Risk-free interest rate	4.15%	4.47%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	30.01%-34.52%	29.28% - 33.68%
Weighted average grant date fair value	$28.32	$20.18

The following table summarizes restricted stock compensation expense for the years ended:

	Years Ended December 31,
	2025	2024	2023
Total share-based compensation - restricted stock	$9,280	$7,889	$6,715
Income tax benefit	2,457	2,104	1,806
Unrecognized compensation expense - restricted stock	9,787	9,593	9,371
Weighted-average amortization period remaining	1.8 years	1.7 years	1.9 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The fair value of the unvested restricted stock awards at December 31, 2025 was $21.7 million.

In October 2014, the Company adopted the Byline Bancorp, Inc. Equity Incentive Plan ("BYB Plan"). The maximum number of shares available for grants under this plan was 2,476,122 shares. The Company granted 1,846,968 options to purchase shares under this plan. In June 2017, the Board of Directors terminated the BYB Plan and no future grants can be made under this plan. No options to purchase shares remain outstanding under the BYB Plan as of December 31, 2025.

The types of stock options granted under the BYB Plan were Time Options and Performance Options. The exercise price of each option was equal to the fair value of the stock as of the date of grant. These option awards had vesting periods ranging from one to five years and had 10-year contractual terms. Stock volatility was computed as the average of the volatilities of peer group companies.

The fair values of the stock options were determined using the Black-Scholes-Merton model for Time Options and a Monte Carlo simulation model for Performance Options.

The following table discloses the activity in shares subject to options and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2025:

BYB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	334,423	$11.18	$5,959	0.5
Exercised	(334,423)	11.18	4,813
Expired	—
Forfeited	—
Ending balance outstanding at December 31, 2025	—	$—	$—	—
Exercisable at December 31, 2025	—	$—	$—	—

Under the BYB plan, there were 334,423 and 434,141 stock options exercised during the year ended December 31, 2025, and 2024, respectively. No stock options were exercised during the year ended December 31, 2023. Proceeds from the exercise of stock options were $334,000 and $2.6 million with a related tax benefit of $1.3 million and $1.6 million, for the years ended December 31, 2025 and 2024, respectively. No stock options vested during the years ended December 31, 2025 or 2024, respectively. No stock option compensation expense was recognized for the years ended December 31, 2025, 2024, and 2023.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 18—Share-Based Compensation (continued)

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the year ended December 31, 2025:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2025	45,449	$12.28	$760	1.6
Exercised	(18,330)	$11.65	$318
Expired	—
Forfeited	—
Ending balance outstanding at December 31, 2025	27,119	$12.70	$446	1.0
Exercisable at December 31, 2025	27,119	$12.70	$446	1.0

Under the FEB plan, a total of 18,330, 57,686, and 59,153 stock options were exercised during the years ended December 31, 2025, 2024, and 2023, respectively. Proceeds from the exercise of stock options were $214,000, $675,000 and $659,000 with a related tax benefit of $83,000, $252,000 and $158,000, for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 19—Related Party Transactions

Loans to related parties—Loans that may be made to the Bank’s executive officers, as defined in 12 CFR 215 (Regulation O), directors, principal stockholders and their affiliates are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. As of December 31, 2025 and 2024, there were no material loans made to the related parties as described.

Deposits from related parties—Deposits from related parties were not material as of December 31, 2025 and 2024.

Other—As of December 31, 2025 and 2024, there were no receivables outstanding from related parties.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 20—Regulatory Capital Requirements (continued)

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well‑capitalized under the framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The required regulatory capital ratios are set forth in the following tables along with the minimum capital amounts required for the Company and the Bank and the minimum capital amount required for the Bank to be considered well capitalized. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are also presented.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Company	$1,383,162	15.34%	$721,423	8.00%	N/A	N/A
Bank	1,308,893	14.57%	718,592	8.00%	$898,240	10.00%
Tier 1 capital to risk-weighted assets:
Company	$1,198,860	13.29%	$541,067	6.00%	N/A	N/A
Bank	1,199,591	13.35%	538,944	6.00%	$718,592	8.00%
Common Equity Tier 1 (CET1) to risk-weighted assets:
Company	$1,111,860	12.33%	$405,801	4.50%	N/A	N/A
Bank	1,199,591	13.35%	404,208	4.50%	$583,856	6.50%
Tier 1 capital to average assets:
Company	$1,198,860	12.53%	$382,841	4.00%	N/A	N/A
Bank	1,199,591	12.56%	382,056	4.00%	$477,569	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Company	$1,242,391	14.74%	$674,471	8.00%	N/A	N/A
Bank	1,181,699	14.07%	672,045	8.00%	$840,056	10.00%
Tier 1 capital to risk-weighted assets:
Company	$1,073,042	12.73%	$505,853	6.00%	N/A	N/A
Bank	1,087,350	12.94%	504,033	6.00%	$672,045	8.00%
Common Equity Tier 1 (CET1) to risk-weighted assets:
Company	$986,042	11.70%	$379,390	4.50%	N/A	N/A
Bank	1,087,350	12.94%	378,025	4.50%	$546,036	6.50%
Tier 1 capital to average assets:
Company	$1,073,042	11.74%	$365,470	4.00%	N/A	N/A
Bank	1,087,350	11.92%	364,899	4.00%	$456,124	5.00%

The ratios above reflect the Company’s election to opt into the regulators’ joint CECL transition provision, which allowed the Company to phase in the capital impact of the adoption of CECL over three years beginning January 1, 2022. Accordingly, capital ratios reflect 75% of the CECL impact as of December 31, 2024. As of January 1, 2025, the capital impact of the adoption of CECL was fully phased in.

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The Company and Byline Bank's capital ratios exceeded the minimum capital requirement, including the conservation buffers, by 7.83% and 8.85%, respectively, as of December 31, 2025.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the Company’s primary cash flow from operating activities used to service its obligations. For the years ended December 31, 2025 and 2024, the Company received $70.0 million and $46.0 million, respectively, in cash dividends from Byline Bank. These funds were primarily used to pay interest on the subordinated notes, subordinated debentures issued in connection with trust preferred securities, dividends on the Company’s common stock, and other corporate expenses.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities

As required by ASC 815, the Company records all derivatives on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The following tables present the fair value of the Company’s derivative financial instruments and classification on the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024:

	2025			2024
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$650,000	$14,053	$—	$650,000	$26,529	$(52)
Interest rate swaps designated as fair value hedges	100,000	—	(61)	—	—	—
Derivatives not designated as hedging instruments
Other interest rate derivatives	938,004	13,470	(13,569)	851,742	17,865	(17,721)
Other credit derivatives	15,491	7	(12)	17,146	7	(12)
Total derivatives	$1,703,495	$27,530	$(13,642)	$1,518,888	$44,401	$(17,785)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $650.0 million as of December 31, 2025 and 2024. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of December 31, 2025, the cash flow hedges aggregating $650.0 million in notional amounts are comprised of $400.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $250.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the fair value of the designated hedge transaction. As of December 31, 2025, pay-fixed interest rate swaps are comprised of five effective hedges and the receive-fixed interest rate swaps are comprised of four effective hedges with notional amounts comprised of $200.0 million. A $50.0 million forward starting receive-fixed interest rate swap associated with certain variable rate loans will be effective in March 2026.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $14.1 million, $18.4 million, and $15.3 million of interest income recorded during the years ended December 31, 2025, 2024, and 2023, respectively, and is reported as a component of interest income on loans and interest expense on deposits and other borrowings. As of December 31, 2025, the Company estimates $9.6 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $2.0 million and $2.9 million as of December 31, 2025 and 2024, respectively.

The following table reflects the cash flow hedges as of December 31, 2025:

Notional amounts	$650,000
Derivative assets fair value	14,053
Derivative liabilities fair value	—
Weighted average remaining maturity	1.3 years

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

Receive rates are determined at the time the swaps become effective. As of December 31, 2025, the weighted average pay rates of the effective pay-fixed hedges for $400.0 million were 1.07% and the weighted average receive rates were 3.75%. As of December 31, 2025, the weighted average pay rates of the receive-fixed interest rate swaps of $250.0 million were 6.83% and the weighted average receive rates were 7.30%.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the years ended December 31, 2025, 2024, and 2023:

	Interest Rate Swaps
For the year ended December 31,	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from OCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
2025	$1,245	$14,778	$—
2024	$6,535	$18,387	$—
2023	$9,605	$15,336	$—

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of December 31, 2025. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of December 31, 2025:

Notional amounts	$100,000
Derivative assets fair value	—
Derivative liabilities fair value	(61)
Weighted average remaining maturity	3.3 years

At December 31, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities assigned in this hedging relationship was $552.5 million and included a cumulative basis adjustment associated with this hedging relationship of $98,000. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement. There were no interest rate swaps designated as fair value hedges at December 31, 2024.

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

The total combined notional amount was $938.0 million as of December 31, 2025, with maturities ranging from April 2026 to September 2035. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the years ended December 31, 2025, 2024, and 2023, there were $2.7 million, $1.3 million, and $617,000 of transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 21—Derivative Instruments and Hedge Activities (continued)

The following table reflects other interest rate derivatives as of December 31, 2025:

Notional amounts	$938,004
Derivative assets fair value	13,470
Derivative liabilities fair value	13,569
Weighted average pay rates	5.29%
Weighted average receive rates	5.54%
Weighted average remaining maturity	3.8 years

Other credit derivatives—The Company has entered into risk participation agreements with counterparty banks to assume or sell a portion of the credit risk related to borrower transactions. As of December 31, 2025, the total notional amount of risk participated in was $9.0 million and the notional amount of risk participated out was $6.5 million. As of December 31, 2024, the total notional amount of risk participated in was $10.4 million and the notional amount of risk participated out was $6.8 million. The credit risk related to the other credit derivatives assumed by the Company is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of December 31, 2025 and 2024. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

The Company has agreements with its derivative counterparties that contain a cross-default provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations resulted in a net asset position.

The following table reflects amounts included in non-interest income in the Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Other interest rate derivatives	$243	$(42)	$(174)
Other credit derivatives	—	(18)	—
Total	$243	$(60)	$(174)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of December 31, 2025 and 2024:

	2025		2024
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$27,530	$(13,642)	$44,401	$(17,785)
Less: Amounts offset in the Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Consolidated Statements of Financial Condition	$27,530	$(13,642)	$44,401	$(17,785)
Gross amounts not offset in the Consolidated Statements of Financial Condition
Offsetting derivative positions	(4,856)	4,856	(415)	415
Collateral posted	(17,520)	—	(42,770)	—
Net credit exposure	$5,154	$(8,786)	$1,216	$(17,370)

As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.6 million. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $4.9 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements

The following represents the condensed financial statements of Byline Bancorp, Inc., the Parent Company:

Statements of Financial Condition

Parent Company Only

	As of December 31,
	2025	2024
ASSETS
Cash	$40,486	$37,156
Investment in banking subsidiary	1,354,170	1,191,298
Other assets	21,973	20,882
Total assets	$1,416,629	$1,249,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Term loan	$—	$11,667
Subordinated notes, net	73,940	74,040
Junior subordinated debentures issued to capital trusts, net	71,409	70,890
Accrued expenses and other liabilities	3,374	1,242
Stockholders' equity	1,267,906	1,091,497
Total liabilities and stockholders' equity	$1,416,629	$1,249,336

Statements of Operations

Parent Company Only

	Years ended December 31,
	2025	2024	2023
INCOME
Dividends from subsidiary	$70,000	$46,000	$35,000
Other interest and dividend income	103	914	(247)
Other noninterest income	195	—	12
Total income	70,298	46,914	34,765
EXPENSES
Interest expense	12,870	13,070	11,495
Other noninterest expense	3,511	2,647	3,978
Total expenses	16,381	15,717	15,473
Income before provision for income taxes and equity in undistributed income of subsidiary	53,917	31,197	19,292
Benefit for income taxes	(4,123)	(5,098)	(4,107)
Income before equity in undistributed income of subsidiary	58,040	36,295	23,399
Equity in undistributed income of subsidiary	72,011	84,464	84,479
Net income	$130,051	$120,759	$107,878

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 22—Parent Company Only Condensed Financial Statements (continued)

Statements of Cash Flows

Parent Company Only

	Years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,051	$120,759	$107,878
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(72,011)	(84,464)	(84,479)
Share-based compensation expense	9,280	7,889	6,715
Amortization of subordinated debt issuance cost	160	174	175
Loss on extinguishment of subordinated debt	843	—	—
Accretion of junior subordinated debentures discount	519	438	453
Changes in other assets and other liabilities	(13,087)	(17,857)	7,498
Net cash provided by operating activities	55,755	26,939	38,240
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	—	—	(9,941)
Net cash received/(paid) in acquisition of business	335	—	(30,902)
Net cash used in investing activities	335	—	(40,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	—	15,000
Repayments of revolving line of credit	—	(11,250)	(3,750)
Proceeds from term loan	—	—	20,000
Repayments of term loan	(11,667)	(6,666)	(1,667)
Proceeds from subordinated debt	73,897	—	—
Repayment of subordinated debt	(75,000)	—	—
Dividends paid on common stock	(18,164)	(15,847)	(14,585)
Proceeds from issuance of common stock, net	1,903	4,519	1,791
Repurchase of common stock	(23,729)	—	—
Net cash provided by (used in) financing activities	(52,760)	(29,244)	16,789
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,330	(2,305)	14,186
CASH AND CASH EQUIVALENTS, beginning of period	37,156	39,461	25,275
CASH AND CASH EQUIVALENTS, end of period	$40,486	$37,156	$39,461

Note 23—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 27,119, 379,872, and 871,699 shares of common stock were outstanding as of December 31, 2025, 2024, and 2023, respectively. There were 744,038, 751,127, and 627,271 restricted stock awards outstanding at December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, 2024, and 2023, there were no stock options outstanding excluded from the calculation of diluted earnings per common share for anti-dilutive purposes. There were no non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as of December 31, 2025, 2024 or 2023.

	Years ended December 31,
	2025	2024	2023
Net income	$130,051	$120,759	$107,878
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	44,798,651	43,448,856	40,045,208
Incremental shares	264,960	405,083	400,345
Weighted-average common stock outstanding (dilutive)	45,063,611	43,853,939	40,445,553
Basic earnings per common share	$2.90	$2.78	$2.69
Diluted earnings per common share	$2.89	$2.75	$2.67

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 24—Stockholders’ Equity

A summary of our preferred and common stock at December 31, 2025 and 2024 is as follows:

	2025	2024
Preferred stock
Par value per share	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,871,512	46,252,693
Shares outstanding	45,545,928	44,459,584
Treasury shares	2,325,584	1,793,109

On December 5, 2024, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2025 until December 31, 2025, and we repurchased 922,729 shares totaling $23.7 million under the stock repurchase plan for the year ended December 31, 2025. We did not purchase any shares under the stock repurchase programs in effect for the years ended December 31, 2024 or 2023.

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

On June 12, 2025, the Estate of Daniel L. Goodwin (the "Estate") and Equity Shares Investors, LLC, an affiliate of the Estate (the "Selling Stockholders"), completed their sale of 4,282,210 shares (the "Shares") of our common stock in a registered public offering (the "Offering") pursuant to our Registration Statement on Form S-3 filed under the Securities Act of 1933, as amended, that became automatically effective upon filing on June 10, 2025. The Shares were sold pursuant to an Underwriting Agreement, dated June 10, 2025, among Byline, the Selling Stockholders and J.P. Morgan Securities LLC, as sole underwriter for the Offering (the "Underwriter"). We did not receive any proceeds from the sale of the Shares by the Selling Stockholders. In addition, we purchased 418,235 of the Shares, under our existing stock repurchase program, from the Underwriter at a price per share of $23.91, which was equal to the price per share paid by the Underwriter to the Selling Stockholders in the Offering.

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 2,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2026 until December 31, 2026, unless terminated earlier.

Total cash dividends declared and paid on our common stock during the years ended December 31, 2025, 2024, and 2023 were $18.2 million declared and paid, or $0.40 per share, $15.9 million declared and $15.8 million paid, or $0.36 per share, and $14.6 million declared and paid, or $0.36 per share, respectively.

On January 21, 2026, our Board of Directors declared a cash dividend of $0.12 per share that was paid on February 17, 2026, to stockholders of record of our common stock as of February 3, 2026.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

Note 25—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarized the change in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$34,315	$(151,865)	$(117,550)
Other comprehensive income (loss), net of tax	(4,184)	21,617	17,433
Balance, December 31, 2023	$30,131	$(130,248)	$(100,117)
Other comprehensive loss, net of tax	(8,536)	(5,034)	(13,570)
Balance, December 31, 2024	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(9,995)	50,607	40,612
Balance, December 31, 2025	$11,600	$(84,675)	$(73,075)

Note 26—Segment Information

We have one reportable segment: banking operations. Loans and leases, securities, deposits, and non-interest income provide the revenues of the banking operation. Loan and lease products offered to customers generate a majority of our interest and fee income. Deposit products also generate fees and service charge income. Interest income earned on securities, and net gains on the sales of loans to third parties are other sources of revenue. Interest expense, provisions for credit losses, salaries and employee benefits, and data processing provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in our Consolidated Financial Statements. The accounting policies of the banking operations are the same as those described in Note 1–Business and Summary of Significant Accounting Policies. All operations are domestic.

Our chief operating decision makers ("CODMs") are the Chief Executive Officer and the President. The CODMs are provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate revenue streams, significant expenses, and budget-to-actual results in assessing our segment and determining the allocation of resources. Our CODMs also review performance of various components of banking operations, such as loan portfolio types, funding sources, and overhead, to assess product pricing and significant expenses and to evaluate return on assets. The CODMs use consolidated net income to benchmark us against our competitors and monitor our budget-to-actual results to assess performance and establish compensation.

	Years ended December 31,
	2025	2024	2023
Interest and dividend income	$572,220	$565,929	$479,478
Reconciliation of revenue:
Other noninterest income	60,925	58,851	56,315
Total consolidated revenue	633,145	624,780	535,793
Less:
Interest expense	186,872	217,883	148,857
Segment net interest income and noninterest income	446,273	406,897	386,936
Less:
Provision for credit losses	36,102	27,041	31,653
Salaries and employee benefits	150,376	140,119	126,979
Depreciation and amortization	12,166	12,630	12,992
Data processing	19,445	16,869	19,509
Other segment items(1)	54,931	49,159	50,123
Income tax expense	43,202	40,320	37,802
Segment net income	130,051	120,759	107,878
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$130,051	$120,759	$107,878

Reconciliation of assets
Total assets for reportable segment	$9,652,676	$9,496,529	$8,881,967
Adjustments and reconciling items	—	—	—
Total consolidated assets	$9,652,676	$9,496,529	$8,881,967

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data)

(1) Other segment items include: legal, audit, and other professional fees, other occupancy expense, regulatory assessments, advertising and promotion expense, impairment charges on assets held for sale, loan and lease related expenses, net loss recognized on other real estate owned and other related expenses, other intangible assets amortization expense, telecommunications, and other non-interest expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the specified criteria.

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

Baker Tilly US, LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report, has issued an audit opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, is included in Part II, Item 8 - Financial Statements and Supplementary Data under the heading "Report of Independent Registered Public Accounting Firm".

Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements: During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information concerning our Directors and Executive Officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our Directors and Executive Officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Insider Trading. The information regarding the Company’s Insider Trading Policy and related procedures adopted by the Company that govern the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, or the Company required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Stockholder Nominating Procedures. The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee. The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information concerning the compensation paid to our Executive Officers and Directors required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information regarding the payments payable to our Executive Officers in the event of a change in control of the Company will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning any Compensation Committee interlocks required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The Report of the Compensation Committee required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The information concerning the Company’s policies and practices with respect to the timing of awards of stock options, stock appreciation rights and/or similar option-like instruments in relation to the disclosure by the Company of material nonpublic information required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the ownership of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2025, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of Byline and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of Securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by stockholders
2017 Omnibus Incentive Compensation Plan	744,038	N/A	483,586
Equity compensation plans not approved by stockholders
First Evanston Option Exchange(1)	27,119	$12.70	—
Total	771,157		483,586

(1) For a description of the plan, please see Note 18 - Share Based Compensation to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions, our policy regarding the review and approval of related party transactions and our Directors’ independence required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Baker Tilly US, LLP, required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
(1) Financial Statements

See Index to Consolidated Financial Statements on page 65

(2)
Financial Statement Schedules

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(3)
Exhibits

See (b) below

(b)
Exhibits

The exhibits filed as part of this report and exhibits incorporated by reference to other documents are as follows:

EXHIBIT
Num.	Description

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

10.5

Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference) †

10.6

First Amendment to Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan (filed as exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-219143) filed on June 7, 2023 and incorporated herein by reference)†

10.7

Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-219143) filed on July 3, 2017 and incorporated herein by reference)†

10.8

First Amendment to Byline Bancorp, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.9

First Evanston Bancorp, Inc. Stock Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-222935) filed on June 5, 2018 and incorporated herein by reference)†

10.10

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2021 and incorporated herein by reference)†

10.11

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Performance Based Vesting)(filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38139) filed on May 5, 2023 and incorporated herein by reference) †

10.12

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Time Based Vesting) (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.13

Form of Byline Bancorp, Inc. 2017 Omnibus Incentive Compensation Plan Restricted Share Award Agreement (Cliff Time Based Vesting) (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)†

10.14

Change in Control Severance Agreement with Brogan Ptacin dated as of August 7, 2018 (file as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38139 ) filed on August 10, 2020 and incorporated herein by reference)†

10.15

Second Amendment to Second Amended and Restated Term Loan and Revolving Credit Agreement dated May 21, 2025, but effective May 25, 2025, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38139) filed on May 27, 2025 and incorporated herein by reference)

19.1	Byline Bancorp, Inc. Insider Trading Policy

21.1	Subsidiaries of Byline Bancorp, Inc.

23.1	Consent of Baker Tilly US, LLP

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Byline Bancorp, Inc. Compensation Clawback Policy (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38139) filed on March 4, 2024, and incorporated herein by reference)

101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

BYLINE BANCORP, INC.

Date: February 27, 2026	By:	/s/ Roberto R. Herencia
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

Name	Title	Date

/s/ Roberto R. Herencia	Director (executive Chairman) and Chief Executive Officer (principal executive officer)	February 27, 2026
Roberto R. Herencia

/s/ Thomas J. Bell III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2026
Thomas J. Bell III

/s/ Maria Sherylle A. Olano	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2026
Maria Sherylle A. Olano

/s/ Alberto J. Paracchini	Director and President	February 27, 2026
Alberto J. Paracchini

/s/ Phillip R. Cabrera	Director	February 27, 2026
Phillip R. Cabrera

/s/ Mary Jo S. Herseth	Director	February 27, 2026
Mary Jo S. Herseth

/s/ Steven P. Kent	Director	February 27, 2026
Steven P. Kent

/s/ William G. Kistner	Director	February 27, 2026
William G. Kistner

/s/ Antonio del Valle Perochena	Director	February 27, 2026
Antonio del Valle Perochena

/s/ Margarita Hugues Vélez	Director	February 27, 2026
Margarita Hugues Vélez

/s/ Pamela Stewart	Director	February 27, 2026
Pamela Stewart

/s/ Carlos Ruiz Sacristán	Director	February 27, 2026
Carlos Ruiz Sacristán