Form 10-Q
period 2026-03-31
BYLINE BANCORP, INC.
filed 2026-05-01
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 45,409,259 shares outstanding as of April 27, 2026

BYLINE BANCORP, INC.

FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$62,341	$60,184
Interest bearing deposits with other banks	136,027	88,911
Cash and cash equivalents	198,368	149,095
Equity and other securities, at fair value	9,561	10,660
Securities available-for-sale, at fair value (amortized cost at March 31, 2026—$1,777,262, December 31, 2025—$1,516,376)	1,656,180	1,405,106
Restricted stock, at cost	20,615	21,314
Loans held for sale	9,686	13,621
Loans and leases:
Loans and leases	7,475,272	7,509,369
Allowance for credit losses - loans and leases	(108,879)	(108,834)
Net loans and leases	7,366,393	7,400,535
Servicing assets, at fair value	18,942	19,234
Premises and equipment, net	57,317	57,988
Other real estate owned, net	2,890	3,394
Goodwill and other intangible assets, net	199,285	200,520
Bank-owned life insurance	108,481	107,462
Deferred tax assets, net	45,525	41,779
Accrued interest receivable and other assets	216,437	221,968
Total assets	$9,909,680	$9,652,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,818,981	$1,818,888
Interest-bearing deposits	5,982,835	5,828,555
Total deposits	7,801,816	7,647,443
Other borrowings	504,520	419,598
Subordinated notes, net	73,938	73,940
Junior subordinated debentures issued to capital trusts, net	71,612	71,409
Accrued interest payable and other liabilities	177,502	172,380
Total liabilities	8,629,388	8,384,770
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	471	471
Additional paid-in capital	754,582	760,700
Retained earnings	677,854	645,724
Treasury stock, at cost	(71,048)	(65,914)
Accumulated other comprehensive loss, net of tax	(81,567)	(73,075)
Total stockholders’ equity	1,280,292	1,267,906
Total liabilities and stockholders’ equity	$9,909,680	$9,652,676

	March 31, 2026		December 31, 2025
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	47,864,850	—	47,871,512
Shares outstanding	—	45,442,851	—	45,545,928
Treasury shares	—	2,421,999	—	2,325,584

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$125,950	$121,230
Interest on securities	13,589	12,127
Other interest and dividend income	2,117	1,498
Total interest and dividend income	141,656	134,855
INTEREST EXPENSE
Deposits	36,284	42,049
Other borrowings	2,658	1,835
Subordinated notes and debentures	2,851	2,750
Total interest expense	41,793	46,634
Net interest income	99,863	88,221
PROVISION FOR CREDIT LOSSES	5,537	9,179
Net interest income after provision for credit losses	94,326	79,042
NON-INTEREST INCOME
Fees and service charges on deposits	2,919	2,703
Loan servicing revenue	3,041	3,043
Loan servicing asset revaluation	(1,862)	(1,051)
ATM and interchange fees	931	1,034
Change in fair value of equity securities, net	(1,099)	811
Net gains on sales of loans	5,468	4,938
Wealth management and trust income	1,262	1,082
Other non-interest income	1,878	2,299
Total non-interest income	12,538	14,859
NON-INTEREST EXPENSE
Salaries and employee benefits	36,245	36,252
Occupancy and equipment expense, net	4,445	4,852
Loan and lease related expenses	929	827
Legal, audit and other professional fees	3,244	3,251
Data processing	4,925	5,171
Net loss recognized on other real estate owned and other related expenses	810	42
Other intangible assets amortization expense	1,235	1,118
Other non-interest expense	5,356	4,916
Total non-interest expense	57,189	56,429
INCOME BEFORE PROVISION FOR INCOME TAXES	49,675	37,472
PROVISION FOR INCOME TAXES	12,096	9,224
NET INCOME	$37,579	$28,248
EARNINGS PER COMMON SHARE
Basic	$0.84	$0.65
Diluted	$0.83	$0.64

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Net income	$37,579	$28,248
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(9,180)	27,270
Tax effect	2,400	(7,128)
Net of tax	(6,780)	20,142
Hedges
Unrealized holding gains (losses) arising during the period	678	(100)
Reclassification adjustments for net gains included in net income	(2,996)	(3,744)
Tax effect	606	1,005
Net of tax	(1,712)	(2,839)
Total other comprehensive income (loss)	(8,492)	17,303
Comprehensive income	$29,087	$45,551

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	28,248	—	—	28,248
Other comprehensive income, net of tax	—	—	—	—	—	17,303	17,303
Issuance of common stock upon exercise of stock options, net	1,187	—	13	—	—	—	13
Restricted stock activity, net	240,782	—	(6,697)	—	3,839	—	(2,858)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,445)	—	—	(4,445)
Repurchase of common stock	(26,000)	—	—	—	(687)	—	(687)
Share-based compensation expense	—	—	2,007	—	—	—	2,007
Balance, March 31, 2025	44,675,553	$455	$713,086	$557,704	$(43,783)	$(96,384)	$1,131,078

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, January 1, 2026	45,545,928	$471	$760,700	$645,724	$(65,914)	$(73,075)	$1,267,906
Net income	—	—	—	37,579	—	—	37,579
Other comprehensive loss, net of tax	—	—	—	—	—	(8,492)	(8,492)
Issuance of common stock upon exercise of stock options, net	9,450	—	120	—	—	—	120
Restricted stock activity, net	205,681	—	(8,435)	—	4,678	—	(3,757)
Cash dividends declared on common stock ($0.12 per share)	—	—	—	(5,449)	—	—	(5,449)
Repurchases of common stock	(318,208)	—	—	—	(9,812)	—	(9,812)
Share-based compensation expense	—	—	2,197	—	—	—	2,197
Balance, March 31, 2026	45,442,851	$471	$754,582	$677,854	$(71,048)	$(81,567)	$1,280,292

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,579	$28,248
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,537	9,179
Depreciation and amortization of premises and equipment	1,129	1,158
Net accretion of securities	(1,665)	(956)
Net change in fair value of equity securities	1,099	(811)
Net gains on sales and disposal of right-of-use assets	—	(9)
Net gains on sales of loans	(5,468)	(4,938)
Originations of U.S. government guaranteed loans	(68,979)	(89,662)
Proceeds from U.S. government guaranteed loans sold	31,685	22,221
Accretion of premiums and discounts on acquired loans, net	(1,971)	(2,595)
Net change in servicing assets	292	(619)
Net losses on sales and valuation adjustments of other real estate owned	587	32
Net amortization of other acquisition accounting adjustments	1,249	1,144
Amortization of subordinated debt issuance cost	28	44
Accretion of junior subordinated debentures discount	203	110
Share-based compensation expense	2,197	2,007
Deferred tax benefit	(740)	(369)
Increase in cash surrender value of bank owned life insurance	(1,019)	(905)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(6,811)	6,343
Accrued interest payable and other liabilities	59,620	58,180
Net cash provided by operating activities	54,552	27,802
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(313,806)	(148,249)
Proceeds from maturities and calls of securities available-for-sale	4,085	20,069
Proceeds from paydowns of securities available-for-sale	49,937	34,658
Proceeds from maturities and calls of securities held-to-maturity	—	605
Redemptions of Federal Home Loan Bank stock, net	699	1,141
Net change in loans and leases	29,975	(124,384)
Purchases of premises and equipment	(458)	(2,012)
Proceeds from sales of other real estate owned	60	209
Net cash used in investing activities	(229,508)	(217,963)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$154,359	$94,654
Repayments of term loan	—	(11,667)
Proceeds from short-term borrowings	5,690,200	3,065,000
Repayments of short-term borrowings	(5,618,200)	(3,090,000)
Proceeds from long-term borrowings	12,750	—
Net increase (decrease) in securities sold under agreements to repurchase	172	(3,862)
Dividends paid on common stock	(5,360)	(4,371)
Proceeds from issuance of common stock	120	13
Repurchases of common stock	(9,812)	(687)
Net cash provided by financing activities	224,229	49,080
NET CHANGE IN CASH AND CASH EQUIVALENTS	49,273	(141,081)
CASH AND CASH EQUIVALENTS, beginning of period	149,095	563,138
CASH AND CASH EQUIVALENTS, end of period	$198,368	$422,057
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$43,579	$51,358
Cash paid during the period for income taxes	$332	$325
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$143	$1,320
Transfer of land and premises to assets held for sale	$—	$1,311
Right-of-use assets exchanged for operating lease liabilities	$138	$1,606
Due from counterparties - loans sold, not settled	$18,724	$20,776
Common dividend declared, not paid	$89	$74
Common share withholding	$3,757	$2,858

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2026 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

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

Derivatives and Hedging (Topic 815) – Hedge Accounting Improvements – In November 2025, the FASB issued ASU 2025-09 to better align hedge accounting with entities’ risk management activities. Key amendments include expanding the ability to group forecasted transactions with similar (rather than identical) risk exposure, establishing a model for hedging interest payments on choose‑your‑rate debt, expanding hedge accounting for certain forecasted nonfinancial transactions, and updating guidance on net written options and foreign‑currency‑denominated debt. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. As of January 1, 2026, the Company adopted this guidance to provide additional flexibility in forecasting hedge transactions, which included making certain adjustments to our existing designation documentation for active hedging relationships to take advantage of specific provisions in the new guidance.

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

Merger-related expenses, including acquisition advisory expenses of $192,000 and data processing expenses of $445,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025. There were no merger-related expenses in the three months ended March 31, 2026.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. The acquisition accounting values, including fair values, were final as of December 31, 2025.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit-deteriorated loans from the acquisition, and their respective expected contractual cash flows as of the acquisition date:

Fair value	$127,889
Gross contractual amounts receivable	148,674
Estimate of contractual cash flows not expected to be collected	1,184
Estimate of contractual cash flows expected to be collected	147,490

The following table provides the unaudited pro forma results of operations for the three months ended March 31, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of First Security into our Condensed Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

For the Three Months Ended
March 31,
(unaudited)	2025
Total revenues (net interest income and non-interest income)	$106,847
Net income	$24,151
Earnings per share—basic	$0.53
Earnings per share—diluted	$0.53

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through March 31, 2026. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale as of the dates presented and the corresponding amounts of gross unrealized gains and losses and cumulative basis adjustment for fair value hedges:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,700	$138	$(41)	$—	$29,797
U.S. Government agencies	116,009	14	(9,292)	—	106,731
Obligations of states, municipalities, and political subdivisions	55,557	185	(2,778)	(54)	52,910
Residential mortgage-backed securities
Agency	979,751	5,282	(67,207)	(164)	917,662
Non-agency	154,325	176	(16,287)	(127)	138,087
Commercial mortgage-backed securities
Agency	337,745	494	(29,593)	(177)	308,469
Corporate securities	30,304	1	(740)	(6)	29,559
Asset-backed securities	73,871	33	(933)	(6)	72,965
Total	$1,777,262	$6,323	$(126,871)	$(534)	$1,656,180

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments (1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,655	$268	$(33)	$—	$29,890
U.S. Government agencies	118,674	32	(8,959)	—	109,747
Obligations of states, municipalities, and political subdivisions	56,705	309	(2,470)	10	54,554
Residential mortgage-backed securities
Agency	881,735	8,407	(64,874)	30	825,298
Non-agency	143,372	419	(16,083)	23	127,731
Commercial mortgage-backed securities
Agency	243,762	752	(27,518)	33	217,029
Corporate securities	30,318	1	(887)	1	29,433
Asset-backed securities	12,155	36	(768)	1	11,424
Total	$1,516,376	$10,224	$(121,592)	$98	$1,405,106

(1) Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangements. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

The Company did not classify securities as trading during the three months ended March 31, 2026 or during 2025. There were no securities classified as held-to-maturity in our investment portfolio as of March 31, 2026 or December 31, 2025.

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
March 31, 2026	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,946	$(41)	$4,946	$(41)
U.S. Government agencies	14	—	—	103,379	(9,292)	103,379	(9,292)
Obligations of states, municipalities and political subdivisions	20	7,680	(88)	29,708	(2,690)	37,388	(2,778)
Residential mortgage-backed securities
Agency	112	199,896	(2,392)	432,774	(64,815)	632,670	(67,207)
Non-agency	21	18,587	(284)	85,012	(16,003)	103,599	(16,287)
Commercial mortgage-backed securities
Agency	54	95,944	(1,028)	159,830	(28,565)	255,774	(29,593)
Corporate securities	12	5,471	(23)	18,337	(717)	23,808	(740)
Asset-backed securities	10	57,564	(161)	6,118	(772)	63,682	(933)
Total	244	$385,142	$(3,976)	$840,104	$(122,895)	$1,225,246	$(126,871)

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,952	$(33)	$4,952	$(33)
U.S. Government agencies	14	—	—	103,722	(8,959)	103,722	(8,959)
Obligations of states, municipalities and political subdivisions	15	1,032	(10)	31,802	(2,460)	32,834	(2,470)
Residential mortgage-backed securities
Agency	94	31,077	(47)	459,883	(64,827)	490,960	(64,874)
Non-agency	21	2,878	(5)	104,650	(16,078)	107,528	(16,083)
Commercial mortgage-backed securities
Agency	44	1,697	(10)	164,229	(27,508)	165,926	(27,518)
Corporate securities	15	3,477	(16)	25,705	(871)	29,182	(887)
Asset-backed securities	1	—	—	6,149	(768)	6,149	(768)
Total	205	$40,161	$(88)	$901,092	$(121,504)	$941,253	$(121,592)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 244 securities available-for-sale with unrealized losses at March 31, 2026. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

Accrued interest receivable on securities available-for-sale totaled $5.2 million at March 31, 2026 and $4.6 million at December 31, 2025, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

There were no proceeds from sales of securities available-for-sale, nor associated gains and losses on sales and calls of securities, for the three months ended March 31, 2026 and 2025, respectively.

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	March 31, 2026	December 31, 2025
Public fund deposits	$401,335	$393,845
Customer repurchase agreements	88,058	75,681
Letters of credit	31,033	33,883
Federal Reserve Bank	—	—
Total pledged securities	$520,426	$503,409

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2026, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$25,033	$25,054
Due from one to five years	184,983	178,696
Due from five to ten years	60,064	55,982
Due after ten years	35,361	32,230
Mortgage-backed securities	1,471,821	1,364,218
Total	$1,777,262	$1,656,180

The Company hedges interest rates on certain investment securities using interest rate swaps, through which the Company pays fixed amounts and receives variable amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	March 31,	December 31,
	2026	2025
Commercial real estate	$2,549,327	$2,604,500
Residential real estate	752,302	756,870
Construction, land development, and other land	377,298	409,233
Commercial and industrial	3,044,255	2,961,959
Installment and other	10,950	17,727
Lease financing receivables	728,860	746,309
Total loans and leases	7,462,992	7,496,598
Net unamortized deferred fees and costs	6,581	6,774
Initial direct costs	5,699	5,997
Allowance for credit losses - loans and leases	(108,879)	(108,834)
Net loans and leases	$7,366,393	$7,400,535

	March 31,	December 31,
	2026	2025
Lease financing receivables
Net minimum lease payments	$669,425	$691,681
Unguaranteed residual values	144,992	143,839
Unearned income	(85,557)	(89,211)
Total lease financing receivables	728,860	746,309
Initial direct costs	5,699	5,997
Lease financial receivables before allowance for credits losses - loans and leases	$734,559	$752,306

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. At March 31, 2026 and December 31, 2025, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $107.5 million and $97.8 million, respectively. At March 31, 2026 and December 31, 2025, the discount on the unguaranteed portion of U.S. government guaranteed loans was $25.8 million and $25.6 million, respectively, which are included in total loans and leases. At March 31, 2026 and December 31, 2025, commercial and industrial loans included overdraft deposits of $1.0 million and $2.6 million, respectively, which were reclassified as loans. At each of March 31, 2026 and December 31, 2025, loans and leases and loans held for sale pledged as security for borrowings were $2.2 billion and $2.0 billion, respectively. Accrued interest on loans and leases were $34.3 million and $34.8 million as of March 31, 2026 and December 31, 2025, respectively, and are included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of March 31, 2026 are summarized as follows:

Minimum Lease Payments
Remainder of 2026	$196,233
2027	213,386
2028	144,419
2029	78,977
2030	31,940
Thereafter	4,470
Total	$669,425

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

March 31, 2026	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,307,557	$66,801	$177,524	$2,551,882
Residential real estate	576,932	20,330	155,623	752,885
Construction, land development, and other land	342,099	2,662	31,544	376,305
Commercial and industrial	2,946,640	10,780	91,192	3,048,612
Installment and other	4,868	72	6,089	11,029
Lease financing receivables	734,559	—	—	734,559
Total loans and leases	$6,912,655	$100,645	$461,972	$7,475,272

December 31, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,338,109	$68,987	$200,089	$2,607,185
Residential real estate	567,158	20,788	169,478	757,424
Construction, land development, and other land	360,003	2,533	45,542	408,078
Commercial and industrial	2,856,214	12,570	97,786	2,966,570
Installment and other	3,470	73	14,263	17,806
Lease financing receivables	752,306	—	—	752,306
Total loans and leases	$6,877,260	$104,951	$527,158	$7,509,369

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

PCD loans—The unpaid principal balance and carrying amount of all PCD loans are summarized below. The balances do not include an allowance for credit losses - loans and leases of $2.7 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$109,735	$66,801	$112,318	$68,987
Residential real estate	64,351	20,330	64,847	20,788
Construction, land development, and other land	2,755	2,662	2,648	2,533
Commercial and industrial	13,095	10,780	14,962	12,570
Installment and other	735	72	738	73
Total purchased credit deteriorated loans	$190,671	$100,645	$195,513	$104,951

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

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $3.1 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively, were as follows for the dates presented:

	March 31, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$181,514	$177,524	$204,719	$200,089
Residential real estate	165,406	155,623	179,873	169,478
Construction, land development, and other land	31,817	31,544	45,821	45,542
Commercial and industrial	94,108	91,192	101,049	97,786
Installment and other	6,098	6,089	14,274	14,263
Total acquired non-credit-deteriorated loans and leases	$478,943	$461,972	$545,736	$527,158

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the three months ended March 31, 2026, there were $15.2 million of revolving loans that were converted to term loans. During the year ended December 31, 2025, $43.3 million of revolving loans were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Term loans amortized cost by origination year						Revolving	Total
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans
Commercial Real Estate
Pass	$58,000	$459,598	$259,072	$206,387	$328,377	$1,022,155	$9,629	$2,343,218
Watch	—	3,166	17,496	33,684	31,637	50,429	—	136,412
Special Mention	—	—	3,098	4,207	1,995	21,767	—	31,067
Substandard	—	221	7,397	9,960	3,465	20,142	—	41,185
Total	$58,000	$462,985	$287,063	$254,238	$365,474	$1,114,493	$9,629	$2,551,882
Gross charge-offs, three months ended March 31, 2026	$—	$—	$1	$—	$—	$650	$—	$651
Residential Real Estate
Pass	$23,402	$71,191	$38,115	$71,519	$118,158	$340,485	$66,032	$728,902
Watch	—	—	—	—	1,965	18,979	1,520	22,464
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	356	—	815	348	1,519
Total	$23,402	$71,191	$38,115	$71,875	$120,123	$360,279	$67,900	$752,885
Gross charge-offs, three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$6,264	$59,801	$67,508	$102,784	$56,125	$38,836	$132	$331,450
Watch	—	—	9,641	—	7,199	2,988	—	19,828
Special Mention	—	—	—	—	12,366	10,051	—	22,417
Substandard	—	—	—	—	2,610	—	—	2,610
Total	$6,264	$59,801	$77,149	$102,784	$78,300	$51,875	$132	$376,305
Gross charge-offs, three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$115,046	$431,420	$338,651	$336,662	$384,300	$393,467	$636,407	$2,635,953
Watch	—	1,097	14,284	32,252	21,186	45,162	67,331	181,312
Special Mention	—	30,738	2,415	1,923	6,464	40,481	63,728	145,749
Substandard	—	1,416	6,074	30,083	15,976	20,599	11,450	85,598
Total	$115,046	$464,671	$361,424	$400,920	$427,926	$499,709	$778,916	$3,048,612
Gross charge-offs, three months ended March 31, 2026	$—	$390	$913	$1,411	$1,400	$875	$686	$5,675
Installment and Other
Pass	$154	$2,448	$177	$105	$16	$1,959	$6,170	$11,029
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$154	$2,448	$177	$105	$16	$1,959	$6,170	$11,029
Gross charge-offs, three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$58,656	$283,799	$174,268	$136,275	$59,207	$12,990	$—	$725,195
Watch	—	—	205	278	9	—	—	492
Special Mention	—	—	—	—	—	—	—	—
Substandard	27	681	2,588	2,644	2,312	620	—	8,872
Total	$58,683	$284,480	$177,061	$139,197	$61,528	$13,610	$—	$734,559
Gross charge-offs, three months ended March 31, 2026	$—	$93	$241	$20	$289	$109	$—	$752
Total Loans and Leases
Risk Rating
Pass	$261,522	$1,308,257	$877,791	$853,732	$946,183	$1,809,892	$718,370	$6,775,747
Watch	—	4,263	41,626	66,214	61,996	117,558	68,851	360,508
Special Mention	—	30,738	5,513	6,130	20,825	72,299	63,728	199,233
Substandard	27	2,318	16,059	43,043	24,363	42,176	11,798	139,784
Total	$261,549	$1,345,576	$940,989	$969,119	$1,053,367	$2,041,925	$862,747	$7,475,272
Gross charge-offs, three months ended March 31, 2026	$—	$483	$1,155	$1,431	$1,689	$1,634	$686	$7,078

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$449,861	$274,551	$206,477	$383,069	$440,425	$593,704	$8,056	$2,356,143
Watch	1,775	18,531	35,999	40,957	8,149	70,295	—	175,706
Special Mention	—	3,122	2,666	1,374	8,858	15,130	—	31,150
Substandard	221	6,669	9,508	3,406	5,490	18,892	—	44,186
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185
Gross charge-offs, year ended December 31, 2025	$—	$175	$210	$285	$228	$10,638	$—	$11,536
Residential Real Estate
Pass	$68,665	$40,653	$71,760	$119,383	$84,588	$269,136	$66,211	$720,396
Watch	—	—	582	3,789	9,438	19,984	1,405	35,198
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	384	25	94	980	347	1,830
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$70	$—	$70
Construction, Land Development, & Land
Pass	$44,665	$75,494	$115,338	$55,991	$39,517	$6,772	$110	$337,887
Watch	—	9,676	—	32,615	—	3,004	—	45,295
Special Mention	—	—	—	12,366	9,997	52	—	22,415
Substandard	—	—	—	2,481	—	—	—	2,481
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$443,606	$345,964	$349,598	$385,699	$211,144	$207,576	$607,729	$2,551,316
Watch	1,389	14,575	38,505	22,239	20,172	16,689	55,885	169,454
Special Mention	30,933	2,301	23,003	8,626	34,508	36,783	41,505	177,659
Substandard	589	4,901	8,577	22,708	12,004	11,023	8,339	68,141
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570
Gross charge-offs, year ended December 31, 2025	$—	$3,359	$3,394	$6,193	$1,281	$5,616	$522	$20,365
Installment and Other
Pass	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$20	$4	$—	$24
Lease Financing Receivables
Pass	$306,220	$191,521	$156,133	$71,754	$18,230	$1,379	$—	$745,237
Watch	—	220	329	15	—	—	—	564
Special Mention	—	—	—	—	—	7	—	7
Substandard	319	2,341	1,723	1,584	531	—	—	6,498
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306
Gross charge-offs, year ended December 31, 2025	$50	$521	$616	$594	$532	$63	$—	$2,376
Total Loans and Leases
Pass	$1,315,547	$928,376	$899,429	$1,016,014	$793,915	$1,086,026	$689,478	$6,728,785
Watch	3,164	43,002	75,415	99,615	37,759	109,972	57,290	426,217
Special Mention	30,933	5,423	25,669	22,366	53,363	51,972	41,505	231,231
Substandard	1,129	13,911	20,192	30,204	18,119	30,895	8,686	123,136
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369
Gross charge-offs, year ended December 31, 2025	$50	$4,055	$4,220	$7,072	$2,061	$16,391	$522	$34,371

At March 31, 2026 and at December 31, 2025 there were no loans or leases which were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$58,000	$461,147	$278,062	$236,694	$349,597	$1,095,872	$9,629	$2,489,001
30-59 Days Past Due	—	1,617	1,604	8,571	13,264	6,947	—	32,003
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	221	7,397	8,973	2,613	11,674	—	30,878
Total Past Due	—	1,838	9,001	17,544	15,877	18,621	—	62,881
Total	$58,000	$462,985	$287,063	$254,238	$365,474	$1,114,493	$9,629	$2,551,882
Residential Real Estate
Current	$23,402	$71,191	$38,115	$71,875	$119,675	$358,294	$67,312	$749,864
30-59 Days Past Due	—	—	—	—	423	873	70	1,366
60-89 Days Past Due	—	—	—	—	—	230	171	401
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	25	882	347	1,254
Total Past Due	—	—	—	—	448	1,985	588	3,021
Total	$23,402	$71,191	$38,115	$71,875	$120,123	$360,279	$67,900	$752,885
Construction, Land Development, & Land
Current	$6,264	$59,801	$77,149	$102,784	$78,300	$51,875	$132	$376,305
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$6,264	$59,801	$77,149	$102,784	$78,300	$51,875	$132	$376,305
Commercial & Industrial
Current	$115,046	$463,387	$352,647	$390,148	$421,977	$480,985	$775,266	$2,999,456
30-59 Days Past Due	—	379	4,072	6,671	2,369	2,718	1,167	17,376
60-89 Days Past Due	—	—	—	—	—	—	128	128
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	905	4,705	4,101	3,580	16,006	2,355	31,652
Total Past Due	—	1,284	8,777	10,772	5,949	18,724	3,650	49,156
Total	$115,046	$464,671	$361,424	$400,920	$427,926	$499,709	$778,916	$3,048,612
Installment and Other
Current	$154	$2,448	$177	$93	$16	$1,959	$6,170	$11,017
30-59 Days Past Due	—	—	—	12	—	—	—	12
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	12	—	—	—	12
Total	$154	$2,448	$177	$105	$16	$1,959	$6,170	$11,029
Lease Financing Receivables
Current	$58,683	$280,742	$173,058	$134,742	$58,628	$12,470	$—	$718,323
30-59 Days Past Due	—	1,789	1,297	1,238	447	93	—	4,864
60-89 Days Past Due	—	1,832	2,008	2,095	1,255	691	—	7,881
Greater than 90 Accruing	—		—	—	—	—	—	—
Non-accrual	—	117	698	1,122	1,198	356	—	3,491
Total Past Due	—	3,738	4,003	4,455	2,900	1,140	—	16,236
Total	$58,683	$284,480	$177,061	$139,197	$61,528	$13,610	$—	$734,559
Total Loans and Leases
Current	$261,549	$1,338,716	$919,208	$936,336	$1,028,193	$2,001,455	$858,509	$7,343,966
30-59 Days Past Due	—	3,785	6,973	16,492	16,503	10,631	1,237	55,621
60-89 Days Past Due	—	1,832	2,008	2,095	1,255	921	299	8,410
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,243	12,800	14,196	7,416	28,918	2,702	67,275
Total Past Due	—	6,860	21,781	32,783	25,174	40,470	4,238	131,306
Total	$261,549	$1,345,576	$940,989	$969,119	$1,053,367	$2,041,925	$862,747	$7,475,272

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$450,732	$294,398	$245,788	$424,971	$461,263	$684,116	$8,056	$2,569,324
30-59 Days Past Due	906	1,501	—	483	-	1,578	—	4,468
60-89 Days Past Due	—	1,090	1,334	800	—	1,309	—	4,533
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	219	5,884	7,528	2,552	1,659	11,018	—	28,860
Total Past Due	1,125	8,475	8,862	3,835	1,659	13,905	—	37,861
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185

Residential Real Estate
Current	$68,665	$40,653	$72,342	$121,355	$94,026	$288,227	$67,167	$752,435
30-59 Days Past Due	—	—	—	1,550	—	892	449	2,891
60-89 Days Past Due	—	—	384	267	—	—	—	651
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	25	94	981	347	1,447
Total Past Due	—	—	384	1,842	94	1,873	796	4,989
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424

Construction, Land Development, & Land
Current	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078

Commercial & Industrial
Current	$475,173	$359,765	$408,846	$427,149	$266,807	$262,362	$709,310	$2,909,412
30-59 Days Past Due	755	3,257	1,600	1,754	39	1,137	847	9,389
60-89 Days Past Due	—	2,312	5,797	583	92	1,182	349	10,315
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	589	2,407	3,440	9,786	10,890	7,390	2,952	37,454
Total Past Due	1,344	7,976	10,837	12,123	11,021	9,709	4,148	57,158
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570

Installment and Other
Current	$2,530	$193	$123	$114	$11	$7,459	$7,372	$17,802
30-59 Days Past Due	—	—	—	4	—	—	—	4
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	4	—	—	—	4
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806

Lease Financing Receivables
Current	$302,162	$189,542	$153,521	$70,493	$17,351	$1,310	$—	$734,379
30-59 Days Past Due	1,960	1,144	1,430	528	180	29	—	5,271
60-89 Days Past Due	2,384	2,775	2,227	934	760	47	—	9,127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	33	621	1,007	1,398	470	—	—	3,529
Total Past Due	4,377	4,540	4,664	2,860	1,410	76	—	17,927
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306

Total Loans and Leases
Current	$1,343,927	$969,721	$995,958	$1,147,535	$888,972	$1,253,302	$792,015	$7,391,430
30-59 Days Past Due	3,621	5,902	3,030	4,319	219	3,636	1,296	22,023
60-89 Days Past Due	2,384	6,177	9,742	2,584	852	2,538	349	24,626
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	841	8,912	11,975	13,761	13,113	19,389	3,299	71,290
Total Past Due	6,846	20,991	24,747	20,664	14,184	25,563	4,944	117,939
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Total non-accrual loans without an allowance included $5.6 million of commercial real estate loans, $84,000 of residential real estate loans, and $1.9 million of commercial and industrial loans as of March 31, 2026. The Company recognized $790,000 of interest income on non-accrual loans and leases for the three months ended March 31, 2026.

Total non-accrual loans without an allowance included $2.7 million of commercial real estate loans, $85,000 of residential real estate loans, and $5.6 million of commercial and industrial loans, as of December 31, 2025. The Company recognized $1.0 million of interest income on non-accrual loans and leases for the three months ended March 31, 2025.

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2026 are as follows:

March 31, 2026	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Provision/(recapture)	(867)	(485)	(764)	8,016	17	78	5,995
Charge-offs	(651)	—	—	(5,675)	—	(752)	(7,078)
Recoveries	190	6	2	773	—	157	1,128
Ending balance	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879
Ending balance:
Individually evaluated for impairment	$4,962	$157	$1,186	$18,003	$—	$—	$24,308
Collectively evaluated for impairment	20,711	2,472	2,754	50,692	109	7,833	84,571
Total allowance for credit losses - loans and leases	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879

Loans and leases ending balance:
Individually evaluated for impairment	$40,093	$440	$2,610	$62,988	$—	$—	$106,131
Collectively evaluated for impairment	2,511,789	752,445	373,695	2,985,624	11,029	734,559	7,369,141
Total loans and leases	$2,551,882	$752,885	$376,305	$3,048,612	$11,029	$734,559	$7,475,272

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the three months ended March 31, 2025:

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

The Company increased the allowance for credit losses - loans and leases by $45,000 and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. For loans individually evaluated for impairment, the Company increased allowance for credit losses - loans and leases by $2.1 million and decreased it $1.6 million for the three months ended March 31, 2026 and 2025, respectively. For loans and leases collectively evaluated for impairment, the Company decreased the allowance by $2.1 million and increased it $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the increase in allowance for credit losses - loans and leases, on loans individually evaluated for impairment was due to a ratings downgrade on a Commercial and Industrial relationship, and the decrease in the allowance for credit losses - loans and leases on collectively evaluated loans and leases was primarily due to risk rating improvements and a decrease in loans outstanding.

The following tables presents loans to borrowers experiencing financial difficulty and with modified terms for the periods presented:

Three Months Ended March 31, 2026	Term Modification	Interest Rate Reduction	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$338	$18,519	$191	$19,048	0.62%
Lease financing receivable	71	—	—	71	0.01%
Total modified loans and leases	$409	$18,519	$191	$19,119	0.26%

For the three months ended March 31, 2026, loans having an interest rate reduction or combined modification reflect a 1.0% weighted average reduction in contractual rate. The financial effect of the term and combined term modifications presented above reflect a 42 month weighted average extension of maturity. As of March 31, 2026, the amortized cost of loans which were modified in the prior twelve months and had a subsequent payment default were $805,000 for commercial and industrial loans, and $174,000 for commercial real estate loans. These amounts represent 0.03% and 0.01% of commercial and industrial loans and commercial real estate loans as of March 31, 2026.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Three Months Ended March 31, 2025	Payment Delay	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	3,545	$3,545	0.13%
Total modified loans and leases	$3,545	$3,545	0.05%

For the three months ended March 31, 2025, the financial effect of the payment delay presented above reflects a six-month deferral of principal payments. For the three months ended March 31, 2025, there were no loans modified due to financial difficulty within the last twelve months that had a subsequent payment default.

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

There were $4.1 million and $2.0 million of loan commitments outstanding on modified loans at March 31, 2026 and December 31, 2025.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

March 31, 2026	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$9,909	$30,184	$—	$—	$—	$40,093
Residential real estate	—	—	—	—	84	356	—	440
Construction, land development, and other land	2,610	—	—	—	—	—	—	2,610
Commercial and industrial	—	—	—	—	—	—	31,209	31,209
Total	$2,610	$—	$9,909	$30,184	$84	$356	$31,209	$74,352

December 31, 2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$12,463	$33,912	$—	$—	$—	$46,375
Residential real estate	—	—	—	—	85	384	—	469
Construction, land development, and other land	2,481	616	—	—	—	—	—	3,097
Commercial and industrial	—	—	—	—	—	—	35,608	35,608
Total	$2,481	$616	$12,463	$33,912	$85	$384	$35,608	$85,549

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments for the periods presented:

	For the Three Months Ended
	March 31,
	2026	2025
Beginning balance	$3,215	$2,391
Provision/(recapture) for unfunded commitments	(458)	103
Ending balance	$2,757	$2,494

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$19,234	$18,952
Additions, net	1,570	1,670
Changes in fair value	(1,862)	(1,051)
Ending balance	$18,942	$19,571

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	March 31,	December 31,
	2026	2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,428,516	$1,408,358
USDA guaranteed loans	142,624	185,709
Total	$1,571,140	$1,594,067

Loan servicing revenue totaled $3.0 million for each of the three months ended March 31, 2026 and 2025, respectively.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the periods presented:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$3,394	$5,170
Net additions to OREO	143	1,320
Proceeds from sales of OREO	(60)	(209)
Gains (losses) on sales of OREO	1	71
Valuation adjustments	(588)	(103)
Ending balance	$2,890	$6,249

At March 31, 2026 and December 31, 2025, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2026 and December 31, 2025, respectively, there were $505,000 and $603,000 of consumer mortgage loans secured by a residential real estate property in foreclosure.

There were no internally financed sales of OREO for the three months ended March 31, 2026 or 2025.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Operating lease right-of-use asset	Accrued interest receivable and other assets	$8,418	$9,034
Operating lease liability	Accrued interest payable and other liabilities	9,216	9,851

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank regular advance rate, adjusted for the lease term and other factors. At March 31, 2026, the weighted average discount rate of operating leases was 3.66% and the weighted average remaining life of operating leases was 4.5 years, compared to 3.58% and 4.7 years as of December 31, 2025.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$725	$712
Short-term lease cost	115	134
Variable lease cost	253	390
Less: Sublease income	(148)	(133)
Total lease cost, net	$945	$1,103

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $858,000 and $860,000 for the three months ended March 31, 2026 and 2025, respectively.

The future minimum lease payments for operating leases, subsequent to March 31, 2026, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2026	$2,434
2027	2,252
2028	1,929
2029	1,717
2030	796
Thereafter	1,158
Total undiscounted lease payments	10,286
Less: Imputed interest	(1,070)
Net lease liabilities	$9,216

The total amount of minimum rentals to be received in the future on these subleases is approximately $2.1 million, and the leases have contractual lives extending through 2036. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended March 31,
	2026			2025
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$17,824	$844	$181,705	$15,281	$1,112
Amortization	—	(1,168)	(67)	—	(1,051)	(67)
Ending balance	$181,852	$16,656	$777	$181,705	$14,230	$1,045
Accumulated amortization	N/A	$63,940	$2,439	N/A	$58,486	$2,171
Weighted average remaining amortization period	N/A	7.6 years	2.9 years	N/A	7.4 years	3.9 years

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at March 31, 2026:

Estimated Amortization
Remainder of 2026	$3,705
2027	3,895
2028	3,162
2029	2,337
2030	1,790
Thereafter	2,544
Total	$17,433

Note 10—Income Taxes

The Company uses an estimated annual effective tax rate method in computing its interim tax provision. This effective tax rate is based on forecasted annual pre-tax income, permanent tax differences and statutory tax rates.

The effective tax rate for the three months ended March 31, 2026 and 2025 was 24.4% and 24.6%, respectively. The Company recorded a discrete income tax benefit of $740,000 and $369,000 related to the exercise of stock options and vesting of restricted shares for the three months ended March 31, 2026 and 2025, respectively.

Net deferred tax assets increased to $45.5 million at March 31, 2026 compared to $41.8 million at December 31, 2025, primarily due to the increase in unrealized losses in available-for-sale securities during the quarter.

During the second quarter of 2024, Illinois House Bill 4951 was enacted, which amends certain Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	March 31,	December 31,
	2026	2025
Non-interest-bearing demand deposits	$1,818,981	$1,818,888
Interest-bearing checking accounts	934,177	878,638
Money market demand accounts	2,952,962	2,942,927
Other savings	488,833	489,504
Time deposits (below $250,000)	1,172,914	1,096,015
Time deposits ($250,000 and above)	433,949	421,471
Total deposits	$7,801,816	$7,647,443

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At March 31, 2026, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2026	$1,408,695
2027	190,723
2028	5,057
2029	1,061
2030	1,112
Thereafter	215
Total	$1,606,863

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedging Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	March 31,	December 31,
	2026	2025
Federal Home Loan Bank advances	$424,750	$340,000
Securities sold under agreements to repurchase	79,770	79,598
Line of credit	—	—
Total	$504,520	$419,598

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of March 31, 2026 and December 31, 2025, there were no outstanding advances under the Federal Reserve Bank discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

At March 31, 2026, fixed-rate Federal Home Loan Bank ("FHLB") advances totaled $200.0 million, with interest rates of 3.80% and 3.85% and maturity dates of April 2026 and May 2026. Total variable rate advances were $224.8 million at March 31, 2026, with interest rates between of 3.48% and 3.83% that may reset daily and maturity dates between September 2026 and February 2029. Advances from the FHLB are collateralized by residential real estate loans, commercial real estate loans, and securities. The Bank’s maximum borrowing capacity is limited to 35% of total assets, subject to the availability of proper collateral. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At March 31, 2026 and December 31, 2025, the line of credit had no outstanding balance.

On May 21, 2025, we entered into the First Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement with the lender, which is effective May 25, 2025, and provides for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extending its maturity date to May 24, 2026, subject to the existing Negative Pledge Agreement dated October 11, 2018, as amended.

The following table presents credit lines, subject to collateral requirements, available for use as of the dates presented:

	March 31,	December 31,
	2026	2025
Federal Home Loan Bank line	$2,930,553	$3,071,518
Federal Reserve Bank of Chicago discount window line	794,090	787,184
Available federal funds lines	135,000	135,000

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

In April 2026, we entered into a master repurchase agreement with a correspondent bank to provide a short-term facility of up to $50.0 million. The agreement allows us to buy or sell certain securities to be later repurchased based on market rates.

Note 13—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030, and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.1 million that will be amortized over 10 years. At both March 31, 2026 and December 31, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $73.9 million. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

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

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	March 31, 2026	December 31, 2025	Contractual Rate March 31, 2026	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	6.73%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	5.72%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	6.68%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	5.54%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	5.59%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	5.55%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.36%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(15,388)	(15,591)
Total liability, at carrying value		$71,612	$71,409

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments as of the dates presented:

	March 31, 2026			December 31, 2025
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$122,612	$2,062,229	$2,184,841	$132,976	$1,812,187	$1,945,163
Letters of credit	186	71,513	71,699	308	69,241	69,549
Total	$122,798	$2,133,742	$2,256,540	$133,284	$1,881,428	$2,014,712

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.90% to 15.00% and maturities up to 2047. Variable rate loan commitments have interest rates ranging from 4.00% to 16.75% and maturities up to 2055.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support the credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a "AA" rating for a comparable bond would be reduced to "AA-" for the Company’s valuation). In 2026 and 2025, all of the ratings derived by the Company were "BBB-" or better with and without comparable bond proxies. All of the ratings of non-Agency backed bonds derived by the Company were investment grade. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the dates presented:

		Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$29,797	$29,797	$—	$—
U.S. Government agencies	106,731	—	106,731	—
Obligations of states, municipalities, and political subdivisions	52,910	—	52,910	—
Mortgage-backed securities; residential
Agency	917,662	—	917,662	—
Non-Agency	138,087	—	138,087	—
Mortgage-backed securities; commercial
Agency	308,469	—	308,469	—
Corporate securities	29,559	—	29,559	—
Asset-backed securities	72,965	—	72,965	—
Equity and other securities, at fair value
Mutual funds	2,583	2,583	—	—
Equity securities	6,978	—	6,686	292
Servicing assets	18,942	—	—	18,942
Derivative assets	24,243	—	24,243	—
Financial liabilities
Derivative liabilities	11,955	—	11,955	—

		Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$29,890	$29,890	$—	$—
U.S. Government agencies	109,747	—	109,747	—
Obligations of states, municipalities, and political subdivisions	54,554	—	54,554	—
Mortgage-backed securities; residential
Agency	825,298	—	825,298	—
Non-Agency	127,731	—	127,731	—
Mortgage-backed securities; commercial
Agency	217,029	—	217,029	—
Corporate securities	29,433	—	29,433	—
Asset-backed securities	11,424	—	11,424	—
Equity and other securities, at fair value
Mutual funds	2,600	2,600	—	—
Equity securities	8,060	—	7,766	294
Servicing assets	19,234	—	—	19,234
Derivative assets	27,530	—	27,530	—
Financial liabilities
Derivative liabilities	13,642	—	13,642	—

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2026	2025	2026	2025
	Investment Securities		Servicing Assets
Balance, beginning of period	$294	$288	$19,234	$18,952
Additions, net	—	—	1,570	1,670
Change in fair value	(2)	—	(1,862)	(1,051)
Balance, end of period	$292	$288	$18,942	$19,571

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of March 31, 2026:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Single issuer trust preferred	Discounted cash flow	Discount rate	7.9%	7.9%	Decrease
Servicing assets	Discounted cash flow	Prepayment speeds	1.6% - 28.1%	17.5%	Decrease
		Discount rate	0.0% - 43.6%	11.3%	Decrease
		Expected weighted average loan life	0.0 - 8.0 years	3.4 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$35,131	$—	$—	$35,131
Residential real estate	283	—	—	283
Construction, land development, and other land	1,424	—	—	1,424
Commercial and industrial	44,985	—	—	44,985
Assets held for sale	1,829	—	—	1,829
Other real estate owned	2,890	—	—	2,890

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

		Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$40,910	$—	$—	$40,910
Residential real estate	292	—	—	292
Construction, land development, and other land	1,931	—	—	1,931
Commercial and industrial	29,523	—	—	29,523
Assets held for sale	1,829	—	—	1,829
Other real estate owned	3,394	—	—	3,394

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		March 31,		December 31,
	Fair Value	2026		2025
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$62,341	$62,341	$60,184	$60,184
Interest bearing deposits with other banks	2	136,027	136,027	88,911	88,911
Restricted stock	2	20,615	20,615	21,314	21,314
Loans held for sale	3	9,686	10,503	13,621	14,707
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	7,284,570	7,134,911	7,327,878	7,215,821
Accrued interest receivable	3	40,090	40,090	39,818	39,818
Financial liabilities
Non-interest-bearing deposits	2	1,818,981	1,818,981	1,818,888	1,818,888
Interest-bearing deposits	2	5,982,835	5,979,661	5,828,555	5,826,774
Accrued interest payable	2	9,882	9,882	11,777	11,777
Federal Home Loan Bank advances	2	424,750	424,750	340,000	340,000
Securities sold under repurchase agreement	2	79,770	79,770	79,598	79,598
Subordinated notes	2	73,938	75,911	73,940	77,027
Junior subordinated debentures	3	71,612	76,396	71,409	76,753

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

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$550,000	$11,829	$—	$650,000	$14,053	$—
Interest rate swaps designated as fair value hedges	100,000	557	—	100,000	—	(61)
Derivatives not designated as hedging instruments
Other interest rate derivatives	966,434	11,852	(11,945)	938,004	13,470	(13,569)
Other credit derivatives	15,362	5	(10)	15,491	7	(12)
Total derivatives	$1,631,796	$24,243	$(11,955)	$1,703,495	$27,530	$(13,642)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $550.0 million and $650.0 million at March 31, 2026 and December 31, 2025, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of March 31, 2026, the cash flow hedges aggregating $550.0 million in notional amounts are comprised of $300.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $250.0 million receive-fixed interest rate swaps associated with certain variable rate loans.

The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivative hedging instrument with the fair value of the designated hedge transaction. As of March 31, 2026, pay-fixed interest rate swaps are comprised of four effective hedges and the receive-fixed interest rate swaps are comprised of five effective hedges.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $2.9 million and $3.7 million of interest income recorded during the three months ended March 31, 2026 and 2025, respectively, and is reported as a component of interest income on loans and interest expense on deposits and other borrowings. As of March 31, 2026, the Company estimates $9.0 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million in notional amount, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $1.8 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively.

The following table reflects the cash flow hedges as of March 31, 2026:

Notional amounts	$550,000
Derivative assets fair value	11,829
Derivative liabilities fair value	—
Weighted average remaining maturity	1.3 years

Receive rates are determined at the time the swaps become effective. As of March 31, 2026, the weighted average pay rates of the effective pay-fixed hedges for $300.0 million in notional amounts were 1.15% and the weighted average receive rates were 3.64%. As of March 31, 2026, the weighted average pay rates of the five effective receive-fixed interest rate swaps of $250.0 million in notional amounts were 6.13% and the weighted average receive rates were 6.64%.

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of March 31, 2026. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of March 31, 2026:

Notional amounts	$100,000
Derivative assets fair value	557
Derivative liabilities fair value	—
Weighted average remaining maturity	3.0 years

At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities assigned in this hedging relationship was $537.1 million and $552.5 million, respectively, and included cumulative basis adjustments associated with this hedging relationship consisting of a loss of $534,000 and a gain of $98,000, respectively. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the derivative instruments designated as hedges:

	Interest Rate Swaps
For the three months ended March 31,	Amount of Gain (Loss) Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
2026	$678	$2,996	$—
2025	$(100)	$3,744	$—

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

The total combined notional amount was $966.4 million as of March 31, 2026 with maturities ranging from April 2026 to September 2035. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended March 31, 2026 and 2025, there were $270,000 and $415,000 of net premiums related to these derivative instruments which were included in other non-interest income.

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

The following table reflects other interest rate derivatives as of March 31, 2026:

Notional amounts	$966,434
Derivative assets fair value	11,852
Derivative liabilities fair value	11,945
Weighted average pay rates	5.32%
Weighted average receive rates	5.73%
Weighted average remaining maturity	3.5 years

Other credit derivatives— The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of March 31, 2026 and December 31, 2025, the total notional amount of risk participated in was $9.0 million, and the notional amount of risk participated out was $6.4 million and $6.5 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of March 31, 2026 and December 31, 2025. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Other interest rate derivatives	$(6)	$127
Other credit derivatives	—	1
Total	$(6)	$128

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	March 31, 2026		December 31, 2025
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$24,243	$(11,955)	$27,530	$(13,642)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$24,243	$(11,955)	$27,530	$(13,642)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(3,052)	3,052	(4,856)	4,856
Collateral posted	(20,230)	—	(17,520)	—
Net credit exposure	$961	$(8,903)	$5,154	$(8,786)

As of March 31, 2026, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.0 million. If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $3.1 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the "2017 Omnibus Plan"). The 2017 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock have been reserved for issuance under the 2017 Omnibus Plan. As of March 31, 2026, there were 164,484 shares available for future grants under the 2017 Omnibus Plan.

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

During 2026, the Company granted 301,894 shares of restricted common stock, par value $0.01 per share. Of this total, 224,985 restricted shares will vest ratably over three years on each anniversary of the grant date and 13,430 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 63,479 performance-based restricted shares were included in the 2026 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2028, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the three months ended March 31, 2026:

	2017 Omnibus Plan
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2026	744,038	$25.12
Granted	301,894	33.10
Incremental performance shares issued and vested	18,424
Vested	(335,214)	25.16
Forfeited	(1,216)	25.17
Ending balance outstanding at March 31, 2026	727,926	$28.41

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

A total of 335,214 restricted shares vested during the three months ended March 31, 2026. A total of 336,592 restricted shares vested during the year ended December 31, 2025. The fair value of restricted shares that vested during the three months ended March 31, 2026 was $11.1 million. The fair value of restricted shares that vested during the year ended December 31, 2025 was $9.6 million.

The Company recognizes share-based compensation based on the estimated fair value of the restricted stock at the grant date. Share-based compensation expense is included in non-interest expense in the Condensed Consolidated Statements of Operations. The fair value of the total stock return performance-based awards granted in 2026 and 2025 were calculated based on a Monte Carlo simulation, using the following assumptions:

	Performance Based Grants
	2026	2025
Risk-free interest rate	3.47%	4.15%
Expected term (years)	2.85 years	2.85 years
Expected stock price volatility	29.44% - 33.66%	30.01% - 34.52%
Weighted average grant date fair value	$32.97	$28.32

The following table summarizes restricted stock compensation expense for the periods presented:

	Three Months Ended March 31,
	2026	2025
Total share-based compensation - restricted stock	$2,197	$2,007
Income tax benefit	578	530
Unrecognized compensation expense	17,555	16,851
Weighted average remaining amortization period	2.3 years	2.3 years

The fair value of the unvested restricted stock awards at March 31, 2026 was $23.0 million.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the three months ended March 31, 2026:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2026	27,119	$12.70	$446	1.0
Exercised	(9,450)	$12.70	$193
Expired	—
Ending balance outstanding at March 31, 2026	17,669	$12.70	$333	0.7
Exercisable at March 31, 2026	17,669	$12.70	$333	0.7

Under the FEB plan, 9,450 stock options were exercised during the three months ended March 31, 2026, with proceeds of $120,000 and a related tax benefit of $51,000. A total of 18,330 stock options were exercised under the FEB plan during the during the year ended December 31, 2025, with proceeds of $214,000 and a related tax benefit of $83,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 17,669 and 378,685 shares of common stock were outstanding as of March 31, 2026 and 2025, respectively. There were 727,926 and 796,002 restricted stock awards outstanding at March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, no stock options or restricted stock awards outstanding were excluded from the calculation of diluted earnings per common share.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income	$37,579	$28,248
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	44,739,433	43,788,353
Incremental shares	306,371	501,904
Weighted-average common stock outstanding (dilutive)	45,045,804	44,290,257
Basic earnings per common share	$0.84	$0.65
Diluted earnings per common share	$0.83	$0.64

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	March 31,	December 31,
	2026	2025
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,864,850	47,871,512
Shares outstanding	45,442,851	45,545,928
Treasury shares	2,421,999	2,325,584

On December 5, 2024, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2025 until December 31, 2025. We purchased 26,000 shares with a cost of $687,000 under the stock repurchase program during the three months ended March 31, 2025.

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

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 2,250,000 shares of our outstanding common stock. The program is in effect from January 1,

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

2026 until December 31, 2026, unless terminated earlier. We repurchased 318,208 shares with a cost of $9.8 million under the stock repurchase program during the three months ended March 31, 2026.

For each of the three months ended March 31, 2026 and 2025, cash dividends were declared and paid to stockholders of record of our common stock of $0.12 and $0.10 per share, respectively.

On April 21, 2026, our Board of Directors declared a cash dividend of $0.12 per share payable on May 19, 2026 to stockholders of record of our common stock as of May 5, 2026.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(2,839)	20,142	17,303
Balance, March 31, 2025	$18,756	$(115,140)	$(96,384)

Balance, January 1, 2026	$11,600	$(84,675)	$(73,075)
Other comprehensive loss, net of tax	(1,712)	(6,780)	(8,492)
Balance, March 31, 2026	$9,888	$(91,455)	$(81,567)

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

The accounting policies of the banking operations are the same as those described in Note 1–Business and Summary of Significant Accounting Policies. Additional information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on February 27, 2026. All operations are domestic.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following is a summary of certain operating information for the dates presented:

	As of or for the three months ended March 31,
	2026	2025
Interest and dividend income	$141,656	$134,855
Reconciliation of revenue:
Other noninterest income	12,538	14,859
Total consolidated revenue	154,194	149,714
Less:
Interest expense	41,793	46,634
Segment net interest income and noninterest income	112,401	103,080
Less:
Provision for credit losses	5,537	9,179
Salaries and employee benefits	36,245	36,252
Depreciation and amortization	2,726	2,848
Data processing	4,925	5,171
Other segment items(1)	13,293	12,158
Income tax expense	12,096	9,224
Segment net income	37,579	28,248
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$37,579	$28,248

Reconciliation of assets
Total assets for reportable segment	$9,909,680	$9,584,732
Adjustments and reconciling items	—	—
Total consolidated assets	$9,909,680	$9,584,732

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

These risks and uncertainties should be considered in evaluating any forward-looking statements, and undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made. You should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on February 27, 2026, as well as those set forth in the reports we file with the SEC. We assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois and California. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) lender in Illinois for the quarter ended March 31, 2026.

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

We reported consolidated net income of $37.6 million, or $0.84 per basic and $0.83 per diluted common share, for the three months ended March 31, 2026, compared to net income of $28.2 million, or $0.65 per basic and $0.64 per diluted common share, for the three months ended March 31, 2025, an increase of $9.3 million. The increase in net income was attributable to a $11.6 million increase in net interest income and $3.6 million decrease in the provision for credit losses, partially offset by a $2.3 million decrease to non-interest income.

Dividends declared and paid on common shares were $5.4 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.

Our results of operations for the three months ended March 31, 2026 and 2025 yielded an annualized return on average assets of 1.56% and 1.25%, and an annualized return on average stockholders’ equity of 11.43% and 10.32%, respectively.

As of March 31, 2026, we had consolidated total assets of $9.9 billion, total gross loans and leases outstanding of $7.5 billion, total deposits of $7.8 billion, and total stockholders’ equity of $1.3 billion.

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

There have been no significant changes in our application of the critical accounting policies and significant estimates since December 31, 2025. Information about these policies can be found in Note 1 of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on February 27, 2026.

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2026, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or for the Three Months Ended
	March 31,
(dollars in thousands, except share and per share data)	2026	2025
Summary of Operations
Common Share Data
Basic earnings per common share	$0.84	$0.65
Diluted earnings per common share	$0.83	$0.64
Adjusted diluted earnings per share(1)(3)	$0.83	$0.65
Weighted-average common shares outstanding (basic)	44,739,433	43,788,353
Weighted-average common shares outstanding (diluted)	45,045,804	44,290,257
Common shares outstanding	45,442,851	44,675,553
Cash dividends per common share	$0.12	$0.10
Dividend payout ratio on common stock	14.46%	15.63%
Book value per common share	$28.17	$25.32
Tangible book value per common share(1)	$23.79	$20.91
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.33%	4.07%
Net interest margin, fully taxable equivalent (1)(4)	4.34%	4.08%
Average cost of deposits	1.91%	2.30%
Efficiency ratio(2)	49.78%	53.66%
Adjusted efficiency ratio(1)(2)(3)	49.78%	53.04%
Non-interest income to total revenues(1)	11.15%	14.41%
Non-interest expense to average assets	2.37%	2.49%
Adjusted non-interest expense to average assets(1)(3)	2.37%	2.46%
Return on average stockholders' equity	11.43%	10.32%
Adjusted return on average stockholders' equity(1)(3)	11.43%	10.50%
Return on average assets	1.56%	1.25%
Adjusted return on average assets(1)(3)	1.56%	1.27%
Pre-tax pre-provision return on average assets(1)	2.29%	2.06%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.29%	2.09%
Return on average tangible common stockholders' equity(1)	13.77%	12.92%
Adjusted return on average tangible common stockholders' equity(1)(3)	13.77%	13.14%
Non-interest-bearing deposits to total deposits	23.31%	22.71%
Loans and leases held for sale and loans and leases held for investment to total deposits	95.94%	93.30%
Deposits to total liabilities	90.41%	89.35%
Deposits per branch	$173,374	$164,202
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.90%	0.76%
Non-performing assets to total assets	0.71%	0.62%
ACL to total loans and leases held for investment, net before ACL	1.46%	1.43%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.32%	0.39%
Capital Ratios
Common equity to total assets	12.92%	11.80%
Tangible common equity to tangible assets(1)	11.13%	9.95%
Leverage ratio	12.62%	11.98%
Common equity tier 1 capital ratio	12.55%	11.78%
Tier 1 capital ratio	13.51%	12.80%
Total capital ratio	15.55%	14.86%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes merger-related expenses.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, Federal Home Loan Bank advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on interest-earning assets, (ii) the costs of deposits and other funding sources, (iii) net interest spread, and (iv) net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of March 31, 2026, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.3% of our total loan and lease portfolio compared to 1.4% at December 31, 2025.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate	Average Balance(5)	Interest Inc / Exp	Average Yield / Rate
ASSETS
Cash and cash equivalents	$126,721	$993	3.18%	$134,519	$1,017	3.07%
Loans and leases(1)	7,469,281	125,950	6.84%	6,935,790	121,230	7.09%
Taxable securities	1,616,019	13,978	3.51%	1,560,861	11,745	3.05%
Tax-exempt securities(2)	135,211	931	2.79%	154,936	1,091	2.86%
Total interest-earning assets	$9,347,232	$141,852	6.15%	$8,786,106	$135,083	6.24%
Allowance for credit losses - loans and leases	(109,375)			(99,513)
All other assets	559,975			500,172
TOTAL ASSETS	$9,797,832			$9,186,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$908,602	$3,776	1.69%	$765,919	$3,262	1.73%
Money market accounts	2,971,407	19,396	2.65%	2,606,907	19,618	3.05%
Savings	489,630	127	0.11%	484,708	126	0.11%
Time deposits	1,552,695	12,985	3.39%	1,822,305	19,043	4.24%
Total interest-bearing deposits	5,922,334	36,284	2.48%	5,679,839	42,049	3.00%
Other borrowings	427,551	2,642	2.51%	338,141	1,835	2.20%
Federal funds purchased	1,500	16	4.27%	—	—	0.00%
Subordinated notes and debentures	145,432	2,851	7.95%	145,018	2,750	7.69%
Total borrowings	574,483	5,509	3.89%	483,159	4,585	3.85%
Total interest-bearing liabilities	$6,496,817	$41,793	2.61%	$6,162,998	$46,634	3.07%
Non-interest-bearing demand deposits	1,791,132			1,730,340
Other liabilities	176,460			183,259
Total stockholders’ equity	1,333,423			1,110,168
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,797,832			$9,186,765
Net interest spread(3)			3.54%			3.17%
Net interest income, fully taxable equivalent		$100,059			$88,449
Net interest margin, fully taxable equivalent(2)(4)			4.34%			4.08%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		196	0.01%		228	0.01%
Net interest income		$99,863			$88,221
Net interest margin(4)			4.33%			4.07%

Net loan accretion impact on margin		$1,971	0.09%		$2,595	0.12%

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

	Three Months Ended March 31, 2026
	Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(60)	$36	$(24)
Loans and leases(1)	8,995	(4,275)	4,720
Taxable securities	463	1,770	2,233
Tax-exempt securities(2)	(133)	(27)	(160)
Total interest income	$9,265	$(2,496)	$6,769
Interest expense
Deposits
Interest checking	$590	$(76)	$514
Money market accounts	2,349	(2,571)	(222)
Savings	1	—	1
Time deposits	(2,239)	(3,819)	(6,058)
Total interest-bearing deposits	701	(6,466)	(5,765)
Other borrowings	549	258	807
Federal funds purchased	16	—	16
Subordinated notes and debentures	8	93	101
Total borrowings	573	351	924
Total interest expense	$1,274	$(6,115)	$(4,841)
Net interest income, fully taxable equivalent	$7,991	$3,619	$11,610
(1)
Includes loans and leases on non-accrual status.
(2)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the three months ended March 31, 2026 was $99.9 million compared to $88.2 million during the same period in 2025, an increase of $11.6 million, or 13.2%. Interest income increased $6.8 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily as a result of higher average balances on loans and leases. Interest expense decreased by $4.8 million, or 10.4% for the three months ended March 31, 2026 compared to the same period in 2025 mainly due to lower rates paid on interest-bearing deposits.

The net interest margin for the three months ended March 31, 2026 was 4.33%, an increase of 26 basis points compared to 4.07% for the three months ended March 31, 2025. The increase was primarily attributable to lower rates paid on deposits, offset by lower yields on loans.

Net loan accretion income was $2.0 million for the three months ended March 31, 2026 compared to $2.6 million for the three months ended March 31, 2025, a decrease of $624,000 due to lower accretion on acquired loans. Total net loan accretion on acquired loans contributed nine basis points to the net interest margin for the three months ended March 31, 2026 compared to 12 basis points for the three months ended March 31, 2025. Estimated projected accretion income as of March 31, 2026 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2026	$3,448
2027	2,957
2028	1,711
2029	1,200
2030	814
Thereafter	8,288
Total	$18,418

(1) Estimated projected accretion excludes contractual interest income on acquired loans and leases.

(2) Projections are updated quarterly, assume no prepayments, and are subject to change.

Provision for Credit Losses

The provision for credit losses is the amount required to maintain the ACL at an appropriate level based upon management’s evaluation of collectively and individually evaluated loss reserves. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The ACL is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs.

The provision for credit losses was $5.5 million for the three months ended March 31, 2026, compared to $9.2 million for the three months ended March 31, 2025, a decrease of $3.6 million and is comprised of a provision for credit losses - loans and leases and a recapture of the provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $6.0 million for the three months ended March 31, 2026, compared to $9.1 million for the three months ended March 31, 2025, a decrease of $3.1 million. The decrease in provision for credit losses - loans and leases was driven by a recapture of provision on commercial real estate loans and construction, land development, and other land loans. The provision for credit losses - unfunded commitments was a recapture of $458,000 for the three months ended March 31, 2026 and a provision of $103,000 for the three months ended March 31, 2025.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended March 31,		QTD 2026 Compared to 2025
	2026	2025	$ Change	% Change
Fees and service charges on deposits	$2,919	$2,703	$216	8.0%
Loan servicing revenue	3,041	3,043	(2)	(0.1)%
Loan servicing asset revaluation	(1,862)	(1,051)	(811)	77.1%
ATM and interchange fees	931	1,034	(103)	(9.9)%
Change in fair value of equity securities, net	(1,099)	811	(1,910)	NM
Net gains on sales of loans	5,468	4,938	530	10.8%
Wealth management and trust income	1,262	1,082	180	16.6%
Other non-interest income	1,878	2,299	(421)	(18.4)%
Total non-interest income	$12,538	$14,859	$(2,321)	(15.6)%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, treasury management fees, and other charges. Fees and service charges on deposits were $2.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of 8.0%. The increase is primarily due to growth in deposits and increased fees.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.0 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended March 31, 2026 and 2025. At March 31, 2026 and 2025, the outstanding balance of guaranteed loans serviced was $1.6 billion and $1.7 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had downward adjustments of $1.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, a change of $811,000, or 77.1%. Changes in the revaluation were mainly due to higher prepayments.

ATM and interchange fees were $931,000 for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025, a decrease of $103,000 or 9.9%, mainly due to lower ATM fees.

Net gains on sales of loans were $5.5 million for the three months ended March 31, 2026 compared to $4.9 million for the three months ended March 31, 2025, an increase of $530,000, or 10.8%, driven mainly by higher premiums. We sold $71.8 million of U.S. government guaranteed loans during the three months ended March 31, 2026, compared to $70.2 million during the three months ended March 31, 2025.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.3 million for the three months ended March 31, 2026 compared to $1.1 million for the three months ended March 31, 2025, an increase of $180,000 or 16.6%. Assets under administration were $803.9 million and $741.8 million as of March 31, 2026 and 2025, respectively.

Other non-interest income was $1.9 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025, a decrease of $421,000 or 18.4%. The decrease was primarily from lower swap fee income from decreased swap activity and a loss on a sale of leased assets incurred in the three months ended March 31, 2026.

Non-Interest Expense

The following table presents the major components of non-interest expense for the periods presented (dollars in thousands):

	Three Months Ended March 31,		QTD 2026 Compared to 2025
	2026	2025	$ Change	% Change
Salaries and employee benefits	$36,245	$36,252	$(7)	(0.0)%
Occupancy and equipment expense, net	4,445	4,852	(407)	(8.4)%
Loan and lease related expenses	929	827	102	12.2%
Legal, audit and other professional fees	3,244	3,251	(7)	(0.2)%
Data processing	4,925	5,171	(246)	(4.8)%
Net loss recognized on other real estate owned and other related expenses	810	42	768	NM
Other intangible assets amortization expense	1,235	1,118	117	10.4%
Other non-interest expense	5,356	4,916	440	9.0%
Total non-interest expense	$57,189	$56,429	$760	1.3%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $36.2 million for the three months ended March 31, 2026 compared to $36.3 million for the three months ended March 31, 2025, a decrease of $7,000.

Occupancy and equipment expense, net, was $4.4 million for the three months ended March 31, 2026 compared to $4.9 million for the three months ended March 31, 2025, a decrease of $407,000 or 8.4%. The decrease is primarily due to lower repair and maintenance expense, and lower software expenses.

Loan and lease related expenses were $929,000 for the three months ended March 31, 2026 compared to $827,000 for the three months ended March 31, 2025, an increase of $102,000, or 12.2%. The increase was primarily due to higher appraisal and survey fees, higher commercial fees, and higher tax liens and judgments.

Legal, audit, and other professional fees were $3.2 million for the three months ended March 31, 2026 compared to $3.3 million for the three months ended March 31, 2025, a decrease of $7,000.

Data processing was $4.9 million for the three months ended March 31, 2026, compared to $5.2 million for the three months ended March 31, 2025, a decrease of $246,000 or 4.8%. The decrease was mainly due to lower outside service provider expenses.

Net loss recognized recognized on other real estate owned and other related expenses was $810,000 for the three months ended March 31, 2026, compared to $42,000 for the three months ended March 31, 2025, an increase of $768,000. The increase was driven by writedowns on other real estate owned assets.

Other non-interest expense was $5.4 million for the three months ended March 31, 2026 compared to $4.9 million for the three months ended March 31, 2025, an increase of $440,000, or 9.0%. The increase was primarily due to higher telecommunications expenses, higher advertising expenses, and increased insurance-related operating costs.

Our efficiency ratio was 49.78% for the three months ended March 31, 2026 compared to 53.66% for the three months ended March 31, 2025. The change in our efficiency ratio for the three months ended March 31, 2026 was driven by increased net interest income. Our adjusted efficiency ratio was 49.78% for the three months ended March 31, 2026 compared to 53.04% for the three months ended March 31, 2025.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2026 totaled $12.1 million compared to $9.2 million for the three months ended March 31, 2025, an increase of $2.9 million, or 31.1%. The increase in income tax expense was principally due to an increase in net income before provision for income taxes. Our effective tax rate was 24.4% for the three months ended March 31, 2026 and 24.6% for the three months ended March 31, 2025.

We expect our effective tax rate for 2026 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $257.0 million, or 2.7%, to $9.9 billion at March 31, 2026 compared to $9.7 billion at December 31, 2025. The increase in total assets was primarily due to an increase in securities available-for-sale of $251.1 million, or 17.9%, and an increase in cash and cash equivalents of $49.3 million, or 33.0%. These were offset by decreases to total loans and leases of $34.1 million or 0.5%.

Total liabilities increased by $244.6 million, or 2.9%, to $8.6 billion at March 31, 2026 compared to $8.4 billion at December 31, 2025. Total deposits increased by $154.4 million, or 2.0%, driven by growth in time deposits and interest-bearing checking accountsadd. Other borrowings increased by $84.9 million, or 20.2%, mainly due to higher FHLB advances.

Investment Portfolio,

Our investment securities portfolio consists of securities classified as available-for-sale. There were no securities classified as trading in our investment portfolio during the three months ended March 31, 2026 or the year ended December 31, 2025. There were no securities classified as held-to-maturity as of March 31, 2026 or December 31, 2025. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities, and U.S. government agencies securities.

Securities available-for-sale increased by $251.1 million, or 17.9%, from $1.4 billion at December 31, 2025 to $1.7 billion at March 31, 2026. The increase was mainly attributed to purchases of securities, net of maturities, calls, and repayments.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,700	$29,797	$29,655	$29,890
U.S. Government agencies	116,009	106,731	118,674	109,747
Obligations of states, municipalities, and political subdivisions	55,557	52,910	56,705	54,554
Residential mortgage-backed securities
Agency	979,751	917,662	881,735	825,298
Non-agency	154,325	138,087	143,372	127,731
Commercial mortgage-backed securities
Agency	337,745	308,469	243,762	217,029
Corporate securities	30,304	29,559	30,318	29,433
Asset-backed securities	73,871	72,965	12,155	11,424
Total available-for-sale	$1,777,262	$1,656,180	$1,516,376	$1,405,106

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2026, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 244 investment securities with unrealized losses at March 31, 2026. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of March 31, 2026
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$14,934	4.18%	$14,766	3.83%	$—	—	$—	—
U.S. government agencies	4,994	3.33%	86,175	1.53%	19,840	1.81%	5,000	3.36%
Obligations of states, municipalities, and political subdivisions	2,590	3.55%	7,675	3.63%	14,931	3.50%	30,361	2.42%
Residential mortgage- backed securities
Agency	4,613	1.73%	44,751	1.50%	169,983	1.64%	760,404	3.73%
Non-agency	—	—	—	—	—	—	154,325	3.13%
Commercial mortgage- backed securities
Agency	9,754	5.84%	18,193	2.37%	23,955	2.58%	285,843	3.67%
Corporate securities	2,515	3.06%	20,786	5.21%	7,003	2.92%	—	—
Asset-backed securities	—	—	55,581	4.27%	18,290	3.33%	—	—
Total available-for-sale	$39,400	4.08%	$247,927	2.71%	$254,002	2.01%	$1,235,933	3.61%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $38.6 million at March 31, 2026, a decrease of $380,000 from December 31, 2025.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of March 31, 2026 or December 31, 2025.

Restricted Stock

As a member of the Federal Home Loan Bank system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of March 31, 2026 and December 31, 2025, we held $20.6 million and $21.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of March 31, 2026 and December 31, 2025.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases at March 31, 2026 and December 31, 2025 were $7.5 billion, a decrease of $34.1 million, or 0.5%. Originated loans and leases were $6.9 billion at March 31, 2026, an increase of $35.4 million, or 0.5%, compared to December 31, 2025. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $562.6 million at March 31, 2026, a decrease of $69.5 million, or 11.0%, compared to $632.1 million at December 31, 2025. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected in originated loans. The decrease in the PCD and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals of acquired loans and leases as well as resolutions.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of March 31, 2026, the loan portfolio included $407.0 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 20.4% retail trade, 14.5% accommodation and food services, and 8.2% health care and social assistance. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,307,557	30.9%	$2,338,109	31.1%
Residential real estate	576,932	7.7%	567,158	7.6%
Construction, land development, and other land	342,099	4.6%	360,003	4.8%
Commercial and industrial	2,946,640	39.4%	2,856,214	38.0%
Installment and other	4,868	0.1%	3,470	0.0%
Leasing financing receivables	734,559	9.8%	752,306	10.0%
Total originated loans and leases	$6,912,655	92.5%	$6,877,260	91.5%
Purchased credit deteriorated loans
Commercial real estate	$66,801	0.9%	$68,987	0.9%
Residential real estate	20,330	0.3%	20,788	0.3%
Construction, land development, and other land	2,662	0.0%	2,533	0.0%
Commercial and industrial	10,780	0.1%	12,570	0.2%
Installment and other	72	0.0%	73	0.0%
Total purchased credit deteriorated loans	$100,645	1.3%	$104,951	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$177,524	2.4%	$200,089	2.7%
Residential real estate	155,623	2.1%	169,478	2.3%
Construction, land development, and other land	31,544	0.4%	45,542	0.6%
Commercial and industrial	91,192	1.2%	97,786	1.3%
Installment and other	6,089	0.1%	14,263	0.2%
Total acquired non-credit-deteriorated loans and leases	$461,972	6.2%	$527,158	7.1%
Total loans and leases	$7,475,272	100.0%	$7,509,369	100.0%
Allowance for credit losses - loans and leases	(108,879)		(108,834)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,366,393		$7,400,535

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 49.3% and 50.3% of the total loan and lease portfolio at March 31, 2026 and December 31, 2025, respectively.

Commercial Real Estate Loans. Commercial real estate loans, including owner occupied and non-owner occupied, comprised the largest portion of the real estate loan portfolio as of March 31, 2026 and totaled $2.6 billion, or 69.3% of real estate loans and 34.2% of the total loan and lease portfolio. At December 31, 2025, commercial real estate loans totaled $2.6 billion, or 69.1% of real estate loans and 34.7% of the total loan and lease portfolio.Acquired non-credit-deteriorated commercial real estate loans decreased from $200.1 million as of December 31, 2025 to $177.5 million as of March 31, 2026, as a result of the migration of renewed loans to originated, paydowns, and resolutions.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate ("CRE") portfolio by collateral type and state (location of the property), as of the date presented (dollars in thousands):

	March 31, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by Collateral Type
Industrial/Warehouse	$694,485	9.3%	$480,957	6.4%	$1,175,442	15.7%
Retail/Restaurant	377,679	5.1%	210,416	2.8%	588,095	7.9%
Office	83,832	1.1%	148,832	2.0%	232,664	3.1%
Gas Stations	108,527	1.5%	6,900	0.1%	115,427	1.6%
Mixed Use	46,230	0.6%	56,094	0.8%	102,324	1.4%
Other(1)	202,135	2.7%	133,239	1.8%	335,374	4.5%
CRE, prior to deferred fees and costs	$1,512,888	20.3%	$1,036,438	13.9%	$2,549,326	34.2%
Net unamortized deferred fees and costs	3,416	0.0%	(860)	0.0%	2,556	0.0%
Total CRE	$1,516,304	20.3%	$1,035,578	13.9%	$2,551,882	34.2%

	March 31, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by State
Illinois	$1,150,552	15.4%	$608,960	8.1%	$1,759,512	23.5%
Wisconsin	78,251	1.0%	59,790	0.8%	138,041	1.8%
New Jersey	9,300	0.1%	85,125	1.1%	94,425	1.2%
California	40,356	0.5%	33,553	0.4%	73,909	0.9%
Florida	21,259	0.3%	45,018	0.6%	66,277	0.9%
Indiana	43,972	0.6%	15,717	0.2%	59,689	0.8%
Arizona	19,398	0.3%	36,574	0.5%	55,972	0.8%
Michigan	35,327	0.5%	16,088	0.2%	51,415	0.7%
Texas	18,183	0.2%	13,167	0.2%	31,350	0.4%
North Carolina	5,040	0.1%	22,607	0.3%	27,647	0.4%
Ohio	2,631	0.1%	23,208	0.3%	25,839	0.4%
Georgia	4,390	0.1%	19,875	0.3%	24,265	0.4%
All Others(2)	84,229	1.1%	56,756	0.9%	140,985	2.0%
CRE, prior to deferred fees and costs	$1,512,888	20.3%	$1,036,438	13.9%	$2,549,326	34.2%
Net unamortized deferred fees and costs	3,416	0.0%	(860)	0.0%	2,556	0.0%
Total CRE	$1,516,304	20.3%	$1,035,578	13.9%	$2,551,882	34.2%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the CRE loan portfolio remained stable at March 31, 2026 compared to December 31, 2025. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 26.7% of total loans and leases held for investment at March 31, 2026 compared to 26.9% at December 31, 2025. CRE office represents 9.1% of our total CRE portfolio as of March 31, 2026, compared to 9.2% as of December 31, 2025. Geographically, CRE loans in Illinois held steady at 23.5% of total loans and leases held for investment at both March 31, 2026 and December 31, 2025, and compared to 68.9% and 67.6% of total CRE loans at March 31, 2026 and December 31, 2025, respectively. CRE loans outside of Illinois comprised 10.7% of total loans and leases held for investment as of March 31, 2026, compared to 11.2% as of December 31, 2025.

Owner occupied CRE loans were $1.5 billion, or 20.3% of our loan and lease portfolio at March 31, 2026, compared to $1.5 billion, or 20.2% of our loan and lease portfolio at December 31, 2025, a decrease of $5.3 million, or 0.3%. Non-owner occupied CRE loans were $1.0 billion, or 13.9% of our loan and lease portfolio at March 31, 2026, compared to $1.1 billion, or 14.5% of our loan and lease portfolio at December 31, 2025, a decrease of $50.0 million, or 4.6%. Non-owner occupied CRE loans were 77.4% and 82.9% of Byline Bank's total capital, at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, CRE loan concentration, per the Federal Register includes owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), and as a percentage of Byline Bank's total capital was 255.8% and 268.3%, respectively. We have not experienced concentration shift during the three months ended March 31, 2026, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $752.9 million at March 31, 2026 compared to $757.4 million at December 31, 2025, a decrease of $4.5 million, or 0.6%. The residential real estate loan portfolio comprised 20.5% of real estate loans as of March 31, 2026 and December 31, 2025, and 10.1% of total loans and leases at March 31, 2026 and December 31, 2025. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $190.3 million at December 31, 2025 to $176.0 million at March 31, 2026, a decrease of $14.3 million, or 7.5%. Multifamily real estate loans were $476.9 million and $476.1 million, or 35.7% and 36.4% of Byline Bank's total capital at March 31, 2026 and December 31, 2025, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $376.3 million at March 31, 2026 compared to $408.1 million at December 31, 2025, a decrease of $31.8 million, or 7.8%. The construction, land development and other land loan portfolio comprised 10.2% and 10.8% of real estate loans at March 31, 2026 and December 31, 2025, respectively, and 5.0% and 5.4% of the total loan and lease portfolio at March 31, 2026 and December 31, 2025, respectively. The construction, land development and other land loan portfolio was 28.1% and 31.1% of Byline Bank's total capital, at March 31, 2026 and December 31, 2025, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $3.0 billion at March 31, 2026 and $2.6 billion at December 31, 2025, an increase of $82.0 million, or 2.8%. The commercial and industrial loan portfolio comprised 40.7% and 39.5% of the total loan and lease portfolio at March 31, 2026 and December 31, 2025, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio. As of March 31, 2026, we had $802.7 million in sponsor finance loans outstanding, to 69 portfolio companies. The commercial and industrial portfolio was 228.3% and 227.1% of Byline Bank's total capital, at March 31, 2025 and December 31, 2025, respectively.

Lease financing receivables. Lease financing receivables comprised 9.8% and 10.0% of the loan and lease portfolio at March 31, 2026 and December 31, 2025, respectively. Total lease financing receivables were $734.6 million and $752.3 million at March 31, 2026 and December 31, 2025, respectively, a decrease of $17.7 million, or 2.4%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at March 31, 2026 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$196,127	$343,073	$911,816	$445,297	$139,082	$117,127	$6,362	$148,673	$2,307,557
Residential real estate	52,722	58,555	158,271	163,382	14,192	75,585	45,913	8,312	576,932
Construction, land development, and other land	7,013	107,971	19,374	181,144	4,584	19,892	—	2,121	342,099
Commercial and industrial	88,558	610,921	429,315	1,324,636	164,936	294,376	28,320	5,578	2,946,640
Installment and other	1,332	—	1,795	1,605	136	—	—	—	4,868
Leasing financing receivables	34,139	—	671,433	—	28,987	—	—	—	734,559
Total originated loans and leases	$379,891	$1,120,520	$2,192,004	$2,116,064	$351,917	$506,980	$80,595	$164,684	$6,912,655
Purchased credit deteriorated loans
Commercial real estate	$12,860	$9,028	$23,490	$17,073	$199	$4,151	$—	$—	$66,801
Residential real estate	1,970	417	7,572	1,464	3,346	275	3,206	2,080	20,330
Construction, land development, and other land	52	—	—	2,610	—	—	—	—	2,662
Commercial and industrial	5,514	—	533	4,733	—	—	—	—	10,780
Installment and other	4	—	68	—	—	—	—	—	72
Total purchased credit deteriorated loans	$20,400	$9,445	$31,663	$25,880	$3,545	$4,426	$3,206	$2,080	$100,645
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$40,265	$14,793	$73,575	$18,529	$3,704	$21,047	$2,037	$3,574	$177,524
Residential real estate	13,220	13,072	30,344	4,438	4,859	6,182	3,089	80,419	155,623
Construction, land development, and other land	—	14,904	—	—	—	—	616	16,024	31,544
Commercial and industrial	14,953	3,416	32,538	4,541	33,482	2,262	—	—	91,192
Installment and other	9	3,462	134	2,484	—	—	—	—	6,089
Total acquired non-credit- deteriorated loans and leases	$68,447	$49,647	$136,591	$29,992	$42,045	$29,491	$5,742	$100,017	$461,972
Total loans and leases	$468,738	$1,179,612	$2,360,258	$2,171,936	$397,507	$540,897	$89,543	$266,781	$7,475,272

At March 31, 2026, 44.4% of the loan and lease portfolio bears interest at fixed rates and 55.6% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. As a portion of the portfolio is accounted for under ASC 326, the carrying value is affected by estimates and it is impracticable to allocate scheduled payments for those loans. Consequently, the tables presented include information limited to contractual maturities of the underlying loans.

Allowance for Credit Losses - Loans and Leases

The ACL is determined by us on a quarterly basis, although we are engaged in monitoring the appropriate level on a more frequent basis. The ACL reflects management’s estimate of current expected credit losses inherent in the loan and lease portfolios. The computation includes elements of judgment and high levels of subjectivity. Factors considered by us include, but are not limited to, actual loss experience, peer loss experience, changes in size and risk profile of the portfolio, identification of individual problem loan and lease situations that may affect a borrower’s ability to repay, application of a reasonable and supportable forecast, and evaluation of the prevailing economic conditions. Changes in conditions may necessitate revision of the estimate in future periods. We assess the ACL based on three categories: (i) originated loans and leases, (ii) acquired non-credit-deteriorated loans and leases, and (iii) PCD loans.

Total ACL was $108.9 million at March 31, 2026 compared to $108.8 million at December 31, 2025, an increase of $45,000. Total ACL to total loans and leases held for investment, net before ACL, was 1.46% and 1.45% of total loans and leases at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, approximately $30.0 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Provision/(recapture) for PCD loans	(265)	(27)	19	(69)	—	—	(342)
Provision/(recapture) for acquired non-credit-deteriorated loans	(249)	(83)	(29)	(96)	(21)	—	(478)
Provision/(recapture) for originated loans	(355)	(375)	(754)	8,183	38	78	6,815
Total provision/(recapture)	$(869)	$(485)	$(764)	$8,018	$17	$78	$5,995
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(651)	—	—	(5,675)	—	(752)	(7,078)
Total charge-offs	$(651)	$—	$—	$(5,675)	$—	$(752)	$(7,078)
Recoveries for PCD loans	—	—	—	1	—	—	1
Recoveries for acquired non-credit deteriorated loans	—	—	—	6	—	—	6
Recoveries for originated loans	190	6	2	766	—	157	1,121
Total recoveries	$190	$6	$2	$773	$—	$157	$1,128
Net (charge-offs) recoveries	(461)	6	2	(4,902)	—	(595)	(5,950)
Balance at March 31, 2026	$25,671	$2,629	$3,940	$68,697	$109	$7,833	$108,879
Ending ACL Balances
PCD loans	$1,122	$255	$1,186	$144	$1	$—	$2,708
Acquired non-credit-deteriorated loans	1,492	286	383	931	37	—	3,129
Originated loans	23,059	2,088	2,371	67,620	71	7,833	103,042
Balance at March 31, 2026	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879
Loans individually evaluated for impairment	$4,962	$157	$1,186	$18,003	$—	$—	$24,308
Loans collectively evaluated for impairment	20,711	2,472	2,754	50,692	109	7,833	84,571
Balance at March 31, 2026	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879
Loans and leases ending balance
Loans individually evaluated for impairment	$40,093	$440	$2,610	$62,988	$—	$—	$106,131
Loans collectively evaluated for impairment	2,511,789	752,445	373,695	2,985,624	11,029	734,559	7,369,141
Total loans and leases at March 31, 2026, gross	$2,551,882	$752,885	$376,305	$3,048,612	$11,029	$734,559	$7,475,272
Ratio of net charge-offs to average loans outstanding during the year
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.03%	0.00%	0.00%	0.26%	0.00%	0.03%	0.32%
Total	0.03%	0.00%	0.00%	0.26%	0.00%	0.03%	0.32%
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.54%	0.01%	0.03%	0.84%	0.00%	0.00%	1.42%
Loans collectively evaluated for impairment	33.60%	10.06%	5.00%	39.94%	0.15%	9.83%	98.58%
Total	34.14%	10.07%	5.03%	40.78%	0.15%	9.83%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Provision/(recapture) for PCD loans	117	(25)	(3)	(20)	—	—	69
Provision/(recapture) for acquired non-credit-deteriorated loans	(53)	(30)	250	(2)	1	—	166
Provision for originated loans	1,322	(38)	235	6,698	(3)	627	8,841
Total provision	$1,386	$(93)	$482	$6,676	$(2)	$627	$9,076
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit-deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs for originated loans and leases	(1,609)	—	—	(5,316)	(21)	(625)	(7,571)
Total charge-offs	$(1,662)	$—	$—	$(5,326)	$(23)	$(625)	$(7,636)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit-deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans and leases	197	9	—	688	—	98	992
Total recoveries	$197	$9	$—	$688	$—	$98	$992
Net (charge-offs) recoveries	(1,465)	9	—	(4,638)	(23)	(527)	(6,644)
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Ending ACL Balances
PCD loans	$3,494	$470	$—	$285	$1	$—	$4,250
Acquired non-credit-deteriorated loans	1,553	389	567	976	—	—	3,485
Originated loans	22,747	1,977	2,360	57,366	19	8,216	92,685
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Loans individually evaluated for impairment	$6,360	$61	$—	$15,580	$—	$—	$22,001
Loans collectively evaluated for impairment	21,434	2,775	2,927	43,047	20	8,216	78,419
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Loans and leases ending balance
Loans individually evaluated for impairment	$27,939	$1,339	$—	$40,714	$—	$—	$69,992
Loans collectively evaluated for impairment	2,343,684	726,057	481,096	2,684,219	2,118	718,671	6,955,845
Total loans and leases at March 31, 2025, gross	$2,371,623	$727,396	$481,096	$2,724,933	$2,118	$718,671	$7,025,837
Ratio of net charge-offs to average loans and leases outstanding during the period (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.09%	0.00%	0.00%	0.27%	0.00%	0.03%	0.39%
Total	0.09%	0.00%	0.00%	0.27%	0.00%	0.03%	0.39%
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.40%	0.02%	0.00%	0.58%	0.00%	0.00%	1.00%
Loans collectively evaluated for impairment	33.36%	10.33%	6.85%	38.20%	0.03%	10.23%	99.00%
Total	33.76%	10.35%	6.85%	38.78%	0.03%	10.23%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases 90 days past due and still accruing and loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-performing loans and leases plus other real estate owned. Non-performing assets at March 31, 2026 and December 31, 2025 totaled $70.2 million and $74.7 million, respectively, with the decrease driven mainly by decreases to non-accrual loans and leases mainly due to charge-offs and resolutions. The U.S. government guaranteed portion of non-performing loans totaled $7.7 million at March 31, 2026 and $9.7 million at December 31, 2025.

Total OREO decreased from $3.4 million at December 31, 2025 to $2.9 million at March 31, 2026. The decrease in OREO resulted from write-downs.

The following table sets forth the amounts of non-performing loans and leases, non-performing assets, and OREO as of the dates presented (dollars in thousands):

	March 31,	December 31,
	2026	2025
Non-performing assets:
Non-accrual loans and leases(1)(2)	$67,275	$71,290
Past due loans and leases 90 days or more and still accruing interest	—	—
Total non-performing loans and leases	67,275	71,290
Other real estate owned	2,890	3,394
Total non-performing assets	$70,165	$74,684
Total non-performing loans and leases as a percentage of total loans and leases	0.90%	0.95%
Total non-accrual loans and leases as a percentage of total loans and leases	0.90%	0.95%
Total non-performing assets as a percentage of total assets	0.71%	0.77%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	161.84%	152.66%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	161.84%	152.66%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$7,737	$9,716
Past due loans 90 days or more and still accruing interest guaranteed	—	—
Total non-performing loans guaranteed	$7,737	$9,716
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.82%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.80%	0.82%
Total non-performing assets not guaranteed as a percentage of total assets	0.63%	0.67%

(1)
Includes $979,000 and $2.2 million of non-accrual loan modifications at March 31, 2026 and December 31, 2025, respectively.
(2)
For the three months ended March 31, 2026 and 2025, $1.7 million and $1.3 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at March 31, 2026 were $7.8 billion, representing an increase of $154.4 million, or 2.0%, compared to $7.6 billion at December 31, 2025, driven by an increase in interest-bearing checking accounts and time deposits. Non-interest-bearing deposits were $1.8 billion, at March 31, 2026, an increase of $93,000 from December 31, 2025. Non-interest bearing deposits were or 23.3% and 23.8% of total deposits at March 31, 2026 and December 31, 2025, respectively. Core deposits were 86.6% and 87.0% of total deposits at March 31, 2026 and December 31, 2025, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods presented (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	March 31, 2026		March 31, 2025
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,791,132	0.00%	$1,730,340	0.00%
Interest-bearing checking accounts	908,602	1.69%	765,919	1.73%
Money market demand accounts	2,971,407	2.65%	2,606,907	3.05%
Other Savings	489,630	0.11%	484,708	0.11%
Time deposits (below $100,000)	531,686	3.26%	809,276	4.14%
Time deposits ($100,000 and above)	1,021,009	3.46%	1,013,029	4.32%
Total	$7,713,466	1.91%	$7,410,179	2.30%

Our average cost of deposits was 1.91% during the three months ended March 31, 2026, compared to 2.30% for the three months ended March 31, 2025. This decrease was principally attributed to lower rates on time deposits as a result of the changing interest rate environment, and an increase in interest bearing deposits and non-interest bearing deposits. The ratio of our average non-interest bearing deposits to total average deposits was 23.2% during the three months ended March 31, 2026, compared to 23.4% during the three months ended March 31, 2025.

We had $80.3 million in brokered time deposits at March 31, 2026 and $31.0 million at December 31, 2025, which represented 1.0% and 0.4% of total deposits, respectively. The increase in brokered deposits was due to an effort to diversify our funding sources.

The following table shows time deposits and other time deposits of $250,000 or more by time remaining until maturity as of March 31, 2026 (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$535,726	$204,480	$740,206	$79,480
Over three months through six months	367,393	143,336	510,729	57,836
Over six months through 12 months	224,868	73,224	298,092	23,224
Over 12 months	44,927	12,909	57,836	5,160
Total	$1,172,914	$433,949	$1,606,863	$165,700

Total estimated uninsured deposits were $2.6 billion and $2.7 billion, as of March 31, 2026 and December 31, 2025, respectively.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At March 31, 2026 and December 31, 2025, we had maximum available borrowing capacity from the FHLB of $2.9 billion and $3.0 billion, respectively, subject to the availability of collateral.

At March 31, 2026, the Bank had $424.8 million of FHLB advances outstanding with a maturities ranging from April 2026 to February 2029.

We have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the Federal Reserve Bank discount window line as of March 31, 2026 and December 31, 2025. We pledge loans as collateral for any borrowings under the Federal Reserve Bank discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$347,301	$299,889
Maximum outstanding at any month-end period during the year	462,750	550,000
Balance outstanding at end of period	424,750	550,000
Weighted average interest rate during period(1)	2.38%	2.04%
Weighted average interest rate at end of period	3.80%	4.47%
Federal funds purchased:
Average balance outstanding	$1,500	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	4.27%	N/A
Weighted average interest rate at end of period	N/A	N/A
Term Loan:
Average balance outstanding	$—	$2,908
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	6.97%
Weighted average interest rate at end of period	N/A	N/A
Revolving Line of Credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
(1)
Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16 - Derivative Instruments and Hedge Activities of the notes to condensed consolidated financial statements contained in Item 1 of this report for further information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the FDIC insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase increased by $172,000, from $79.6 million at December 31, 2025 to $79.8 million, at March 31, 2026.

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

As of March 31, 2026, Byline Bank had maximum borrowing capacity from the FHLB of $3.4 billion and $794.1 million from the FRB. As of March 31, 2026, Byline Bank had open FHLB advances of $424.8 million and open letters of credit of $9.3 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at March 31, 2026 was $1.2 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at March 31, 2026.

As of December 31, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.4 billion and $787.2 million from the FRB. As of December 31, 2025, Byline Bank had open advances of $340.0 million and open letters of credit of $9.3 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2025 was $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million available at December 31, 2025.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 24, 2026. At March 31, 2026 and December 31, 2025, the line of credit had no outstanding balance. For additional information on the agreement see Note 12—Other Borrowings in in this report.

There are regulatory limitations that affect the ability of Byline Bank to pay dividends to the Company. See Note 20 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. Management believes that such limitations will not impact our ability to meet our ongoing short-term cash obligations.

We expect that our cash and liquidity resources will be generated by the operations of Byline Bank, which we expect to be sufficient to satisfy our liquidity and capital requirements for at least the next twelve months.

Capital Resources

Stockholders’ equity increased $12.4 million, or 1.0% from December 31, 2025 to March 31, 2026, and was $1.3 billion at both dates. The increase was primarily driven by increases to retained earnings from net income.

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

As of March 31, 2026, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized." There have been no conditions or events since March 31, 2026 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,405,390	15.55%	$723,067	8.00%	N/A	N/A
Bank	1,337,506	14.86%	720,159	8.00%	$900,199	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,221,194	13.51%	$542,300	6.00%	N/A	N/A
Bank	1,228,310	13.64%	540,119	6.00%	$720,159	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,134,194	12.55%	$406,725	4.50%	N/A	N/A
Bank	1,228,310	13.64%	405,090	4.50%	$585,129	6.50%
Tier 1 capital to average assets:
Company	$1,221,194	12.62%	$386,991	4.00%	N/A	N/A
Bank	1,228,310	12.72%	386,234	4.00%	$482,792	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,383,162	15.34%	$721,423	8.00%	N/A	N/A
Bank	1,308,893	14.57%	718,592	8.00%	$898,240	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,198,860	13.29%	$541,067	6.00%	N/A	N/A
Bank	1,199,591	13.35%	538,944	6.00%	$718,592	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,111,860	12.33%	$405,801	4.50%	N/A	N/A
Bank	1,199,591	13.35%	404,208	4.50%	$583,856	6.50%
Tier 1 capital to average assets:
Company	$1,198,860	12.53%	$382,841	4.00%	N/A	N/A
Bank	1,199,591	12.56%	382,056	4.00%	$477,569	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of March 31, 2026.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the three months ended March 31, 2026 the Company received $15.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated notes, junior subordinated debentures in connection with its trust preferred securities interest, and to fund other Company-related activities. For the year ended December 31, 2025, the Company received $70.0 million in cash dividends from Byline Bank.

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program. Refer to Note 20 for further information.

On April 21, 2026, our Board of Directors declared a cash dividend of $0.12 per share payable on May 19, 2026 to stockholders of record of our common stock as of May 5, 2026.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 3.20% to 15.00% and maturities up to 2038. Variable rate loan commitments have interest rates ranging from 4.00% to 16.75% and maturities up to 2055.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at March 31, 2026 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	March 31, 2026
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$550,000	$11,829	$—
Interest rate swaps designated as fair value hedges	100,000	557	—
Other interest rate derivatives	966,434	11,852	(11,945)
Other credit derivatives	15,362	5	(10)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2026, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include merger-related expenses, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include merger-related expenses.
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
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include merger-related expenses. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
"Pre‑tax pre‑provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
•
"Adjusted pre-tax pre-provision return on average assets" excludes certain significant items, which include merger-related expenses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Net income and earnings per share excluding significant items
Reported Net Income	$37,579	$28,248
Significant items:
Merger-related expense	—	637
Tax benefit	—	(134)
Adjusted Net Income	$37,579	$28,751
Reported Diluted Earnings per Share	$0.83	$0.64
Significant items:
Merger-related expense	—	0.01
Tax benefit	—	—
Adjusted Diluted Earnings per Share	$0.83	$0.65

	As of or For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Adjusted non-interest expense:
Non-interest expense	$57,189	$56,429
Less: Merger-related expenses	—	637
Adjusted non-interest expense	$57,189	$55,792
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$57,189	$55,792
Less: Amortization of intangible assets	1,235	1,118
Adjusted non-interest expense excluding amortization of intangible assets	$55,954	$54,674
Pre-tax pre-provision net income:
Pre-tax income	$49,675	$37,472
Add: Provision for credit losses	5,537	9,179
Pre-tax pre-provision net income	$55,212	$46,651
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$55,212	$46,651
Merger-related expenses	—	637
Adjusted pre-tax pre-provision net income	$55,212	$47,288
Taxable equivalent net interest income:
Net interest income	$99,863	$88,221
Add: Tax-equivalent adjustment	196	228
Net interest income, fully taxable equivalent	$100,059	$88,449
Total revenues:
Net interest income	$99,863	$88,221
Add: non-interest income	12,538	14,859
Total revenues	$112,401	$103,080
Tangible common stockholders' equity:
Total stockholders' equity	$1,280,292	$1,131,078
Less: Goodwill and other intangibles	199,285	196,980
Tangible common stockholders' equity	$1,081,007	$934,098
Tangible assets:
Total assets	$9,909,680	$9,584,732
Less: Goodwill and other intangibles	199,285	196,980
Tangible assets	$9,710,395	$9,387,752
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,333,423	$1,110,168
Less: Average goodwill and other intangibles	199,943	197,514
Average tangible common stockholders' equity	$1,133,480	$912,654
Average tangible assets:
Average total assets	$9,797,832	$9,186,765
Less: Average goodwill and other intangibles	199,943	197,514
Average tangible assets	$9,597,889	$8,989,251
Tangible net income:
Net income available to common stockholders	$37,579	$28,248
Add: After-tax intangible asset amortization	912	826
Tangible net income	$38,491	$29,074
Adjusted tangible net income:
Tangible net income	$38,491	$29,074
Merger-related expenses	—	637
Tax benefit on significant items	—	(134)
Adjusted tangible net income	$38,491	$29,577

	As of or For the Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2026	2025
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$55,212	$46,651
Average total assets	9,797,832	9,186,765
Pre-tax pre-provision return on average assets	2.29%	2.06%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$55,212	$47,288
Average total assets	9,797,832	9,186,765
Adjusted pre-tax pre-provision return on average assets:	2.29%	2.09%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$100,059	$88,449
Total average interest-earning assets	9,347,232	8,786,106
Net interest margin, fully taxable equivalent	4.34%	4.08%
Non-interest income to total revenues:
Non-interest income	$12,538	$14,859
Total revenues	112,401	103,080
Non-interest income to total revenues	11.15%	14.41%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$57,189	$55,792
Average total assets	9,797,832	9,186,765
Adjusted non-interest expense to average assets	2.37%	2.46%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$55,954	$54,674
Total revenues	112,401	103,080
Adjusted efficiency ratio	49.78%	53.04%
Adjusted return on average assets:
Adjusted net income	$37,579	$28,751
Average total assets	9,797,832	9,186,765
Adjusted return on average assets	1.56%	1.27%
Adjusted return on average stockholders' equity:
Adjusted net income	$37,579	$28,751
Average stockholders' equity	1,333,423	1,110,168
Adjusted return on average stockholders' equity	11.43%	10.50%
Tangible common equity to tangible assets:
Tangible common equity	$1,081,007	$934,098
Tangible assets	9,710,395	9,387,752
Tangible common equity to tangible assets	11.13%	9.95%
Return on average tangible common stockholders' equity:
Tangible net income	$38,491	$29,074
Average tangible common stockholders' equity	1,133,480	912,654
Return on average tangible common stockholders' equity	13.77%	12.92%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$38,491	$29,577
Average tangible common stockholders' equity	1,133,480	912,654
Adjusted return on average tangible common stockholders' equity	13.77%	13.14%
Tangible book value per share:
Tangible common equity	$1,081,007	$934,098
Common shares outstanding	45,442,851	44,675,553
Tangible book value per share	$23.79	$20.91

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of March 31, 2026, we had a notional amount of $1.6 billion of interest rate derivatives outstanding that includes customer swaps and those on Byline Bank’s balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of March 31, 2026 are presented below.

	Estimated Increase/Decrease in Net Interest Income(1)		Estimated Percentage Change in EVE
	Year ending March 31,		As of
Basis Point Change in Interest Rates	2027	2028	March 31, 2026
+300	10.2%	17.7%	(8.5)%
+200	8.1%	13.6%	(5.1)%
+100	4.0%	7.4%	(2.4)%
-100	(2.6)%	(3.6)%	2.2%
-200	(4.3)%	(7.8)%	3.6%
-300	(2.6)%	(9.0)%	3.6%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 1.9% and 3.6%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.0% and 4.0%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the "Risk Factors" section included in our Form 10-K for our fiscal year ended December 31, 2025 that was filed with the SEC on February 27, 2026.

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

The table below includes information regarding purchases of our common stock during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
January 1 - January 31, 2026	136,000	$30.36	136,000	2,114,000
February 1 - February 28, 2026	160,289	32.90	47,246	2,066,754
March 1 - March 31, 2026	135,340	30.79	134,962	1,931,792
Total	431,629	$31.44	318,208
(1)
Includes 113,421 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: May 1, 2026	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)