Form 10-Q
period 2026-06-30
BYLINE BANCORP, INC.
filed 2026-08-06
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 45,186,420 shares outstanding as of August 3, 2026

BYLINE BANCORP, INC.

FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$77,159	$60,184
Interest bearing deposits with other banks	116,400	88,911
Cash and cash equivalents	193,559	149,095
Equity and other securities, at fair value	7,476	10,660
Securities available-for-sale, at fair value (amortized cost at June 30, 2026—$1,743,352, December 31, 2025—$1,516,376)	1,616,748	1,405,106
Restricted stock, at cost	18,777	21,314
Loans held for sale	21,518	13,621
Loans and leases:
Loans and leases	7,542,411	7,509,369
Allowance for credit losses - loans and leases	(111,861)	(108,834)
Net loans and leases	7,430,550	7,400,535
Servicing assets, at fair value	19,291	19,234
Premises and equipment, net	55,981	57,988
Other real estate owned, net	3,153	3,394
Goodwill and other intangible assets, net	198,050	200,520
Bank-owned life insurance	109,414	107,462
Deferred tax assets, net	40,624	41,779
Accrued interest receivable and other assets	217,324	221,968
Total assets	$9,932,465	$9,652,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,826,739	$1,818,888
Interest-bearing deposits	6,044,023	5,828,555
Total deposits	7,870,762	7,647,443
Other borrowings	460,449	419,598
Subordinated notes, net	73,967	73,940
Junior subordinated debentures issued to capital trusts, net	71,814	71,409
Accrued interest payable and other liabilities	151,258	172,380
Total liabilities	8,628,250	8,384,770
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	471	471
Additional paid-in capital	756,361	760,700
Retained earnings	712,588	645,724
Treasury stock, at cost	(78,627)	(65,914)
Accumulated other comprehensive loss, net of tax	(86,578)	(73,075)
Total stockholders’ equity	1,304,215	1,267,906
Total liabilities and stockholders’ equity	$9,932,465	$9,652,676

	June 30, 2026		December 31, 2025
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	47,836,955	—	47,871,512
Shares outstanding	—	45,191,493	—	45,545,928
Treasury shares	—	2,645,462	—	2,325,584

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$127,524	$128,199	$253,474	$249,429
Interest on securities	14,426	13,907	28,015	26,034
Other interest and dividend income	2,356	2,433	4,473	3,931
Total interest and dividend income	144,306	144,539	285,962	279,394
INTEREST EXPENSE
Deposits	37,338	44,380	73,622	86,429
Other borrowings	3,273	1,396	5,931	3,231
Subordinated notes and debentures	2,859	2,781	5,710	5,531
Total interest expense	43,470	48,557	85,263	95,191
Net interest income	100,836	95,982	200,699	184,203
PROVISION FOR CREDIT LOSSES	7,162	11,923	12,699	21,102
Net interest income after provision for credit losses	93,674	84,059	188,000	163,101
NON-INTEREST INCOME
Fees and service charges on deposits	2,853	2,633	5,772	5,336
Loan servicing revenue	3,047	3,071	6,088	6,114
Loan servicing asset revaluation	(1,126)	(2,150)	(2,988)	(3,201)
ATM and interchange fees	1,377	1,059	2,308	2,093
Net realized gains (losses) on securities available-for-sale	21	(37)	21	(37)
Change in fair value of equity securities, net	814	83	(285)	894
Net gains on sales of loans	6,095	5,414	11,563	10,352
Wealth management and trust income	1,270	1,074	2,532	2,156
Other non-interest income	2,525	3,324	4,403	5,623
Total non-interest income	16,876	14,471	29,414	29,330
NON-INTEREST EXPENSE
Salaries and employee benefits	35,656	37,819	71,901	74,071
Occupancy and equipment expense, net	4,065	4,739	8,510	9,591
Impairment charge on assets held for sale	496	—	496	—
Loan and lease related expenses	752	938	1,681	1,765
Legal, audit and other professional fees	3,231	4,843	6,475	8,094
Data processing	4,866	4,986	9,791	10,157
Net loss (gain) recognized on other real estate owned and other related expenses	137	(44)	947	(2)
Other intangible assets amortization expense	1,235	1,499	2,470	2,617
Other non-interest expense	6,041	4,822	11,397	9,738
Total non-interest expense	56,479	59,602	113,668	116,031
INCOME BEFORE PROVISION FOR INCOME TAXES	54,071	38,928	103,746	76,400
PROVISION FOR INCOME TAXES	13,890	8,846	25,986	18,070
NET INCOME	$40,181	$30,082	$77,760	$58,330
EARNINGS PER COMMON SHARE
Basic	$0.90	$0.66	$1.74	$1.31
Diluted	$0.90	$0.66	$1.73	$1.30

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$40,181	$30,082	$77,760	$58,330
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(4,570)	11,537	(13,750)	38,807
Reclassification adjustments for net (gains) losses included in net income	(21)	37	(21)	37
Tax effect	1,200	(3,026)	3,600	(10,154)
Net of tax	(3,391)	8,548	(10,171)	28,690
Hedges
Unrealized holding gains arising during the period	255	467	933	367
Reclassification adjustments for net gains included in net income	(2,448)	(3,721)	(5,444)	(7,465)
Tax effect	573	851	1,179	1,856
Net of tax	(1,620)	(2,403)	(3,332)	(5,242)
Total other comprehensive income (loss)	(5,011)	6,145	(13,503)	23,448
Comprehensive income	$35,170	$36,227	$64,257	$81,778

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2025	44,675,553	$455	$713,086	$557,704	$(43,783)	$(96,384)	$1,131,078
Net income	—	—	—	30,082	—	—	30,082
Other comprehensive income, net of tax	—	—	—	—	—	6,145	6,145
Issuance of common stock upon exercise of stock options, net	128,159	—	(172)	—	(1,324)	—	(1,496)
Restricted stock activity, net	(11,196)	—	(542)	—	354	—	(188)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,616)	—	—	(4,616)
Repurchase of common stock	(543,599)	—	—	—	(13,096)	—	(13,096)
Share-based compensation expense	—	—	2,370	—	—	—	2,370
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416

Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	58,330	—	—	58,330
Other comprehensive income, net of tax	—	—	—	—	—	23,448	23,448
Issuance of common stock upon exercise of stock options, net	129,346	—	(159)	—	(1,324)	—	(1,483)
Restricted stock activity, net	229,586	—	(7,239)	—	4,193	—	(3,046)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,061)	—	—	(9,061)
Repurchases of common stock	(569,599)	—	—	—	(13,783)	—	(13,783)
Share-based compensation expense	—	—	4,377	—	—	—	4,377
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, March 31, 2026	45,442,851	$471	$754,582	$677,854	$(71,048)	$(81,567)	$1,280,292
Net income	—	—	—	40,181	—	—	40,181
Other comprehensive loss, net of tax	—	—	—	—	—	(5,011)	(5,011)
Issuance of common stock upon exercise of stock options, net	1,417	—	18	—	—	—	18
Restricted stock activity, net	(9,468)	—	(654)	—	353	—	(301)
Issuance of common stock in connection with employee stock purchase plan	31,221	—	—	—	1,176	—	1,176
Cash dividends declared on common stock ($0.12 per share)	—	—	—	(5,447)	—	—	(5,447)
Repurchases of common stock	(274,528)	—	—	—	(9,108)	—	(9,108)
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Balance, June 30, 2026	45,191,493	$471	$756,361	$712,588	$(78,627)	$(86,578)	$1,304,215

Balance, January 1, 2026	45,545,928	$471	$760,700	$645,724	$(65,914)	$(73,075)	$1,267,906
Net income	—	—	—	77,760	—	—	77,760
Other comprehensive loss, net of tax	—	—	—	—	—	(13,503)	(13,503)
Issuance of common stock upon exercise of stock options, net	10,867	—	138	—	—	—	138
Restricted stock activity, net	196,213	—	(9,089)	—	5,031	—	(4,058)
Issuance of common stock in connection with employee stock purchase plan	31,221	—	—	—	1,176	—	1,176
Cash dividends declared on common stock ($0.24 per share)	—	—	—	(10,896)	—	—	(10,896)
Repurchases of common stock	(592,736)	—	—	—	(18,920)	—	(18,920)
Share-based compensation expense	—	—	4,612	—	—	—	4,612
Balance, June 30, 2026	45,191,493	$471	$756,361	$712,588	$(78,627)	$(86,578)	$1,304,215

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,760	$58,330
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	12,699	21,102
Impairment loss on assets held for sale	496	—
Depreciation and amortization of premises and equipment	2,208	2,270
Net accretion of securities	(2,908)	(2,564)
Change in fair value of equity securities, net	285	(894)
Net (gains) losses on sales and calls of securities available-for-sale	(21)	37
Net (gains) losses on sales or disposals of premises and assets held for sale	49	(843)
Net gains on sales of loans	(11,563)	(10,352)
Net gains on sales of leases	—	(119)
Originations of U.S. government guaranteed loans	(159,872)	(168,234)
Proceeds from U.S. government guaranteed loans sold	127,652	124,600
Accretion of premiums and discounts on acquired loans, net	(4,447)	(5,573)
Net change in servicing assets	(57)	155
Net (gains) losses on sales and valuation adjustments of other real estate owned	669	(28)
Net amortization of other acquisition accounting adjustments	2,497	2,679
Amortization of subordinated debt issuance cost	57	87
Accretion of junior subordinated debentures discount	405	246
Share-based compensation expense	4,612	4,377
Deferred tax provision (benefit)	5,934	(1,489)
Increase in cash surrender value of bank owned life insurance	(1,953)	(1,768)
Gain on death benefit on bank owned life insurance	—	(587)
Changes in assets and liabilities:
Accrued interest receivable and other assets	505	9,295
Accrued interest payable and other liabilities	13,714	13,621
Net cash provided by operating activities	68,721	44,348
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities	2,599	—
Proceeds from calls of equity securities	300	—
Purchases of securities available-for-sale	(372,329)	(151,270)
Proceeds from maturities and calls of securities available-for-sale	25,044	26,558
Proceeds from paydowns of securities available-for-sale	114,233	80,824
Proceeds from sales of securities available-for-sale	9,109	14,221
Proceeds from maturities and calls of securities held-to-maturity	—	605
Redemptions of Federal Home Loan Bank stock, net	2,537	8,803
Proceeds from other loans and leases sold	6,946	12,184
Net change in loans and leases	(46,482)	(289,717)
Purchases of premises and equipment	(1,467)	(3,100)
Proceeds from sales of assets held for sale	—	2,146
Proceeds from sales of other real estate owned	117	1,016
Proceeds from bank owned life insurance death benefit	—	1,736
Net cash received in acquisition of business	—	61,834
Net cash used in investing activities	(259,393)	(234,160)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$223,292	$72,597
Repayments of term loan	—	(11,667)
Proceeds from short-term borrowings	8,172,200	4,300,000
Repayments of short-term borrowings	(8,140,200)	(4,495,000)
Proceeds from long-term borrowings	12,750	—
Net change in securities sold under agreements to repurchase	(3,899)	2,004
Dividends paid on common stock	(11,055)	(9,148)
Proceeds from issuance of common stock	912	1,043
Repurchases of common stock	(18,864)	(13,783)
Net cash provided by (used in) financing activities	235,136	(153,954)
NET CHANGE IN CASH AND CASH EQUIVALENTS	44,464	(343,766)
CASH AND CASH EQUIVALENTS, beginning of period	149,095	563,138
CASH AND CASH EQUIVALENTS, end of period	$193,559	$219,372
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$86,270	$104,445
Cash paid during the period for income taxes	$29,916	$22,829
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$545	$596
Transfer of land and premises to assets held for sale	$1,217	$1,311
Right-of-use assets exchanged for operating lease liabilities	$1,081	$2,143
Due from counterparties - loans sold, not settled	$24,998	$16,275
Common dividend declared, not paid	$(159)	$(87)
Common share withholding	$4,058	$4,863
Common stock issued due to acquisition of business	$—	$41,303
Total assets acquired from acquisition	$—	$321,991
Value ascribed to goodwill	$—	$147
Total liabilities assumed from acquisition	$—	$280,634

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2026 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

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

Adopted Accounting Pronouncements

Financial Instruments – Credit Losses (Topic 326) – Purchased Loans – In November 2025, the FASB issued ASU 2025-08 to change the accounting for certain acquired purchased seasoned loans ("PSL") by applying the gross‑up method, which records an allowance for expected credit losses at acquisition as an adjustment to amortized cost basis rather than a Day 1 provision through earnings. The guidance is intended to simplify post‑acquisition accounting, reduce inconsistency between PCD and non-PCD loans, and eliminate Day 1 credit loss expense for in‑scope PSLs. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. As of January 1, 2026, the Company adopted this guidance on a prospective basis. Early adoption will eliminate Day 1 credit loss expense on future eligible purchased loans and provide consistency in accounting with PCD loans.

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

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $597,000, core system conversion expenses of $251,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025. There were no merger-related expenses in the three months ended June 30, 2026.

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $788,000, core system conversion expenses of $696,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. There were no merger-related expenses in the six months ended June 30, 2026.

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

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of First Security into our Condensed Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

For the Six Months Ended
June 30,
(unaudited)	2025
Total revenues (net interest income and non-interest income)	$217,265
Net income	$59,513
Earnings per share—basic	$1.31
Earnings per share—diluted	$1.31

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through June 30, 2026. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale as of the dates presented and the corresponding amounts of gross unrealized gains and losses and cumulative basis adjustments for fair value:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,747	$35	$(44)	$—	$29,738
U.S. Government agencies	116,025	1	(9,425)	—	106,601
Obligations of states, municipalities, and political subdivisions	37,292	59	(2,338)	(92)	34,921
Residential mortgage-backed securities
Agency	956,867	3,366	(69,225)	(424)	890,584
Non-agency	149,271	40	(16,570)	(378)	132,363
Commercial mortgage-backed securities
Agency	370,382	365	(29,894)	(530)	340,323
Corporate securities	20,791	—	(588)	(21)	20,182
Asset-backed securities	62,977	—	(921)	(20)	62,036
Total	$1,743,352	$3,866	$(129,005)	$(1,465)	$1,616,748

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments (1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,655	$268	$(33)	$—	$29,890
U.S. Government agencies	118,674	32	(8,959)	—	109,747
Obligations of states, municipalities, and political subdivisions	56,705	309	(2,470)	10	54,554
Residential mortgage-backed securities
Agency	881,735	8,407	(64,874)	30	825,298
Non-agency	143,372	419	(16,083)	23	127,731
Commercial mortgage-backed securities
Agency	243,762	752	(27,518)	33	217,029
Corporate securities	30,318	1	(887)	1	29,433
Asset-backed securities	12,155	36	(768)	1	11,424
Total	$1,516,376	$10,224	$(121,592)	$98	$1,405,106

(1) Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangements. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

The Company did not classify securities as trading during the three and six months ended June 30, 2026 or during 2025. There were no securities classified as held-to-maturity in our investment portfolio as of June 30, 2026 or December 31, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
June 30, 2026	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,946	$(44)	$4,946	$(44)
U.S. Government agencies	15	1,425	(3)	103,240	(9,422)	104,665	(9,425)
Obligations of states, municipalities and political subdivisions	15	6,006	(91)	19,885	(2,247)	25,891	(2,338)
Residential mortgage-backed securities
Agency	118	244,278	(4,106)	414,338	(65,119)	658,616	(69,225)
Non-agency	22	30,724	(724)	82,469	(15,846)	113,193	(16,570)
Commercial mortgage-backed securities
Agency	60	138,759	(1,932)	158,715	(27,962)	297,474	(29,894)
Corporate securities	10	5,445	(50)	14,487	(538)	19,932	(588)
Asset-backed securities	11	55,238	(136)	6,069	(785)	61,307	(921)
Total	252	$481,875	$(7,042)	$804,149	$(121,963)	$1,286,024	$(129,005)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,952	$(33)	$4,952	$(33)
U.S. Government agencies	14	—	—	103,722	(8,959)	103,722	(8,959)
Obligations of states, municipalities and political subdivisions	15	1,032	(10)	31,802	(2,460)	32,834	(2,470)
Residential mortgage-backed securities
Agency	94	31,077	(47)	459,883	(64,827)	490,960	(64,874)
Non-agency	21	2,878	(5)	104,650	(16,078)	107,528	(16,083)
Commercial mortgage-backed securities
Agency	44	1,697	(10)	164,229	(27,508)	165,926	(27,518)
Corporate securities	15	3,477	(16)	25,705	(871)	29,182	(887)
Asset-backed securities	1	—	—	6,149	(768)	6,149	(768)
Total	205	$40,161	$(88)	$901,092	$(121,504)	$941,253	$(121,592)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated the securities which had unrealized losses for potential credit losses and determined there were none. There were 252 securities available-for-sale with unrealized losses at June 30, 2026. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Accrued interest receivable on securities available-for-sale totaled $5.0 million at June 30, 2026 and $4.6 million at December 31, 2025, respectively, and are excluded from the estimate of credit losses.

The Company anticipates full recovery of amortized cost with respect to these securities by maturity. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities available-for-sale, and the associated gains and losses were as follows for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Proceeds	$19,202	$14,221	$19,202	$14,221
Gross gains	106	90	106	90
Gross losses	85	127	85	127

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	June 30, 2026	December 31, 2025
Public fund deposits	$488,764	$393,845
Customer repurchase agreements	89,872	75,681
Letters of credit	31,030	33,883
Federal Reserve Bank	—	—
Total pledged securities	$609,666	$503,409

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At June 30, 2026, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$29,285	$29,241
Due from one to five years	169,103	161,836
Due from five to ten years	43,297	40,067
Due after ten years	25,147	22,334
Mortgage-backed securities	1,476,520	1,363,270
Total	$1,743,352	$1,616,748

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	June 30,	December 31,
	2026	2025
Commercial real estate	$2,512,055	$2,604,500
Residential real estate	742,030	756,870
Construction, land development, and other land	348,216	409,233
Commercial and industrial	3,201,988	2,961,959
Installment and other	9,729	17,727
Lease financing receivables	715,664	746,309
Total loans and leases	7,529,682	7,496,598
Net unamortized deferred fees and costs	7,303	6,774
Initial direct costs	5,426	5,997
Allowance for credit losses - loans and leases	(111,861)	(108,834)
Net loans and leases	$7,430,550	$7,400,535

	June 30,	December 31,
	2026	2025
Lease financing receivables
Net minimum lease payments	$652,298	$691,681
Unguaranteed residual values	146,257	143,839
Unearned income	(82,891)	(89,211)
Total lease financing receivables	715,664	746,309
Initial direct costs	5,426	5,997
Lease financial receivables before allowance for credits losses - loans and leases	$721,090	$752,306

Total loans and leases consist of originated loans and leases, purchased credit deteriorated ("PCD") and acquired non-credit-deteriorated loans and leases. Fair value adjustments for acquired loans are included in total loans and leases. At June 30, 2026 and December 31, 2025, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $104.5 million and $97.8 million, respectively. At June 30, 2026 and December 31, 2025, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.0 million and $25.6 million, respectively, which is included in total loans and leases. At June 30, 2026 and December 31, 2025, commercial and industrial loans included overdraft deposits of $570,000 and $2.6 million, respectively, which were reclassified as loans. At June 30, 2026 and December 31, 2025, loans and leases and loans held for sale pledged as security for borrowings were $2.1 billion and $2.0 billion, respectively. Accrued interest on loans and leases was $33.0 million and $34.8 million at June 30, 2026 and December 31, 2025, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of June 30, 2026 are summarized as follows:

Minimum Lease Payments
Remainder of 2026	$133,149
2027	226,586
2028	155,946
2029	89,188
2030	39,336
Thereafter	8,093
Total	$652,298

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

June 30, 2026	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,303,785	$59,161	$152,230	$2,515,176
Residential real estate	575,062	18,941	148,709	742,712
Construction, land development, and other land	344,578	2,674	—	347,252
Commercial and industrial	3,120,209	5,633	80,537	3,206,379
Installment and other	4,817	66	4,919	9,802
Lease financing receivables	721,090	—	—	721,090
Total loans and leases	$7,069,541	$86,475	$386,395	$7,542,411

December 31, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,338,109	$68,987	$200,089	$2,607,185
Residential real estate	567,158	20,788	169,478	757,424
Construction, land development, and other land	360,003	2,533	45,542	408,078
Commercial and industrial	2,856,214	12,570	97,786	2,966,570
Installment and other	3,470	73	14,263	17,806
Lease financing receivables	752,306	—	—	752,306
Total loans and leases	$6,877,260	$104,951	$527,158	$7,509,369

PCD loans—The unpaid principal balance and carrying amount of PCD loans excluding an allowance for credit losses - loans and leases of $2.5 million and $3.0 million as of the dates presented:

	June 30, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$101,615	$59,161	$112,318	$68,987
Residential real estate	62,917	18,941	64,847	20,788
Construction, land development, and other land	2,745	2,674	2,648	2,533
Commercial and industrial	7,894	5,633	14,962	12,570
Installment and other	730	66	738	73
Total purchased credit deteriorated loans	$175,901	$86,475	$195,513	$104,951

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-credit-deteriorated loans and leases—The unpaid principal balance and carrying value for acquired non-credit deteriorated loans and leases, excluding an allowance for credit losses of $2.5 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively, were as follows for the dates presented:

	June 30, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$155,823	$152,230	$204,719	$200,089
Residential real estate	158,005	148,709	179,873	169,478
Construction, land development, and other land	63	—	45,821	45,542
Commercial and industrial	83,000	80,537	101,049	97,786
Installment and other	4,926	4,919	14,274	14,263
Total acquired non-credit-deteriorated loans and leases	$401,817	$386,395	$545,736	$527,158

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Allowance for Credit Losses ("ACL")

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the six months ended June 30, 2026, there were $29.7 million of revolving loans that were converted to term loans. During the year ended December 31, 2025, there were $43.3 million of revolving loans that were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the six months ended June 30, 2026 and year ended December 31, 2025:

	Term loans amortized cost by origination year						Revolving	Total
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans
Commercial Real Estate
Pass	$163,600	$443,057	$239,179	$203,799	$300,110	$995,614	$14,964	$2,360,323
Watch	—	3,225	16,634	28,680	19,280	20,101	—	87,920
Special Mention	—	—	2,006	2,185	1,176	23,590	—	28,957
Substandard	—	1,481	9,182	4,553	4,551	18,209	—	37,976
Total	$163,600	$447,763	$267,001	$239,217	$325,117	$1,057,514	$14,964	$2,515,176
Gross charge-offs, six months ended June 30, 2026	$—	$—	$1	$165	$654	$115	$—	$935
Residential Real Estate
Pass	$46,459	$72,624	$31,867	$70,535	$112,866	$318,898	$66,445	$719,694
Watch	—	—	—	—	1,912	17,391	1,040	20,343
Special Mention	—	—	—	—	—	—	167	167
Substandard	343	—	—	355	697	1,113	—	2,508
Total	$46,802	$72,624	$31,867	$70,890	$115,475	$337,402	$67,652	$742,712
Gross charge-offs, six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$13,822	$67,924	$67,938	$92,210	$31,178	$26,205	$150	$299,427
Watch	—	—	9,606	—	—	2,971	—	12,577
Special Mention	—	—	—	—	12,366	9,998	—	22,364
Substandard	—	—	—	10,210	2,674	—	—	12,884
Total	$13,822	$67,924	$77,544	$102,420	$46,218	$39,174	$150	$347,252
Gross charge-offs, six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$295,253	$393,275	$316,788	$329,376	$355,552	$414,978	$683,312	$2,788,534
Watch	125	45,675	13,748	34,313	29,663	51,614	70,919	246,057
Special Mention	4,921	7,348	1,658	652	2,575	20,466	49,853	87,473
Substandard	—	3,010	8,139	30,290	14,890	16,504	11,482	84,315
Total	$300,299	$449,308	$340,333	$394,631	$402,680	$503,562	$815,566	$3,206,379
Gross charge-offs, six months ended June 30, 2026	$—	$392	$1,357	$2,176	$1,650	$4,596	$894	$11,065
Installment and Other
Pass	$562	$2,372	$145	$92	$12	$1,937	$4,682	$9,802
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$562	$2,372	$145	$92	$12	$1,937	$4,682	$9,802
Gross charge-offs, six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$118,108	$261,734	$156,088	$117,304	$46,687	$7,323	$—	$707,244
Watch	—	—	190	177	2	—	—	369
Special Mention	—	—	—	—	—	—	—	—
Substandard	462	1,812	3,990	3,654	2,891	668	—	13,477
Total	$118,570	$263,546	$160,268	$121,135	$49,580	$7,991	$—	$721,090
Gross charge-offs, six months ended June 30, 2026	$—	$93	$282	$232	$455	$412	$—	$1,474
Total Loans and Leases
Risk Rating
Pass	$637,804	$1,240,986	$812,005	$813,316	$846,405	$1,764,955	$769,553	$6,885,024
Watch	125	48,900	40,178	63,170	50,857	92,077	71,959	367,266
Special Mention	4,921	7,348	3,664	2,837	16,117	54,054	50,020	138,961
Substandard	805	6,303	21,311	49,062	25,703	36,494	11,482	151,160
Total	$643,655	$1,303,537	$877,158	$928,385	$939,082	$1,947,580	$903,014	$7,542,411
Gross charge-offs, six months ended June 30, 2026	$—	$485	$1,640	$2,573	$2,759	$5,123	$894	$13,474

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$449,861	$274,551	$206,477	$383,069	$440,425	$593,704	$8,056	$2,356,143
Watch	1,775	18,531	35,999	40,957	8,149	70,295	—	175,706
Special Mention	—	3,122	2,666	1,374	8,858	15,130	—	31,150
Substandard	221	6,669	9,508	3,406	5,490	18,892	—	44,186
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185
Gross charge-offs, year ended December 31, 2025	$—	$175	$210	$285	$228	$10,638	$—	$11,536
Residential Real Estate
Pass	$68,665	$40,653	$71,760	$119,383	$84,588	$269,136	$66,211	$720,396
Watch	—	—	582	3,789	9,438	19,984	1,405	35,198
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	384	25	94	980	347	1,830
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$70	$—	$70
Construction, Land Development, & Land
Pass	$44,665	$75,494	$115,338	$55,991	$39,517	$6,772	$110	$337,887
Watch	—	9,676	—	32,615	—	3,004	—	45,295
Special Mention	—	—	—	12,366	9,997	52	—	22,415
Substandard	—	—	—	2,481	—	—	—	2,481
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$443,606	$345,964	$349,598	$385,699	$211,144	$207,576	$607,729	$2,551,316
Watch	1,389	14,575	38,505	22,239	20,172	16,689	55,885	169,454
Special Mention	30,933	2,301	23,003	8,626	34,508	36,783	41,505	177,659
Substandard	589	4,901	8,577	22,708	12,004	11,023	8,339	68,141
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570
Gross charge-offs, year ended December 31, 2025	$—	$3,359	$3,394	$6,193	$1,281	$5,616	$522	$20,365
Installment and Other
Pass	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$20	$4	$—	$24
Lease Financing Receivables
Pass	$306,220	$191,521	$156,133	$71,754	$18,230	$1,379	$—	$745,237
Watch	—	220	329	15	—	—	—	564
Special Mention	—	—	—	—	—	7	—	7
Substandard	319	2,341	1,723	1,584	531	—	—	6,498
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306
Gross charge-offs, year ended December 31, 2025	$50	$521	$616	$594	$532	$63	$—	$2,376
Total Loans and Leases
Pass	$1,315,547	$928,376	$899,429	$1,016,014	$793,915	$1,086,026	$689,478	$6,728,785
Watch	3,164	43,002	75,415	99,615	37,759	109,972	57,290	426,217
Special Mention	30,933	5,423	25,669	22,366	53,363	51,972	41,505	231,231
Substandard	1,129	13,911	20,192	30,204	18,119	30,895	8,686	123,136
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369
Gross charge-offs, year ended December 31, 2025	$50	$4,055	$4,220	$7,072	$2,061	$16,391	$522	$34,371

At June 30, 2026 and at December 31, 2025, there were no loans or leases that were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$163,600	$445,439	$257,819	$235,890	$320,746	$1,042,696	$14,964	$2,481,154
30-59 Days Past Due	—	—	—	—	—	117	—	117
60-89 Days Past Due	—	843	421	1,023	1,036	925	—	4,248
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,481	8,761	2,304	3,335	13,776	—	29,657
Total Past Due	—	2,324	9,182	3,327	4,371	14,818	—	34,022
Total	$163,600	$447,763	$267,001	$239,217	$325,117	$1,057,514	$14,964	$2,515,176
Residential Real Estate
Current	$46,459	$72,624	$31,867	$70,890	$114,513	$336,008	$67,485	$739,846
30-59 Days Past Due	—	—	—	—	—	55	167	222
60-89 Days Past Due	—	—	—	—	265	226	—	491
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	343	—	—	—	697	1,113	—	2,153
Total Past Due	343	—	—	—	962	1,394	167	2,866
Total	$46,802	$72,624	$31,867	$70,890	$115,475	$337,402	$67,652	$742,712
Construction, Land Development, & Land
Current	$13,822	$67,924	$77,544	$102,420	$46,218	$39,174	$150	$347,252
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$13,822	$67,924	$77,544	$102,420	$46,218	$39,174	$150	$347,252
Commercial & Industrial
Current	$300,299	$446,762	$332,436	$368,529	$398,781	$487,126	$809,412	$3,143,345
30-59 Days Past Due	—	—	—	20,573	—	2,002	4,277	26,852
60-89 Days Past Due	—	1,425	1,904	1,668	1,092	975	31	7,095
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,121	5,993	3,861	2,807	13,459	1,846	29,087
Total Past Due	—	2,546	7,897	26,102	3,899	16,436	6,154	63,034
Total	$300,299	$449,308	$340,333	$394,631	$402,680	$503,562	$815,566	$3,206,379
Installment and Other
Current	$562	$2,372	$145	$92	$12	$1,913	$4,682	$9,778
30-59 Days Past Due	—	—	—	—	—	24	—	24
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	24	—	24
Total	$562	$2,372	$145	$92	$12	$1,937	$4,682	$9,802
Lease Financing Receivables
Current	$118,155	$260,340	$156,391	$117,095	$47,223	$7,333	$—	$706,537
30-59 Days Past Due	415	1,884	906	919	304	105	—	4,533
60-89 Days Past Due	—	233	218	136	127	2	—	716
Greater than 90 Accruing	—	98	292	717	—	7	—	1,114
Non-accrual	—	991	2,461	2,268	1,926	544	—	8,190
Total Past Due	415	3,206	3,877	4,040	2,357	658	—	14,553
Total	$118,570	$263,546	$160,268	$121,135	$49,580	$7,991	$—	$721,090
Total Loans and Leases
Current	$642,897	$1,295,461	$856,202	$894,916	$927,493	$1,914,250	$896,693	$7,427,912
30-59 Days Past Due	415	1,884	906	21,492	304	2,303	4,444	31,748
60-89 Days Past Due	—	2,501	2,543	2,827	2,520	2,128	31	12,550
Greater than 90 Accruing	—	98	292	717	—	7	—	1,114
Non-accrual	343	3,593	17,215	8,433	8,765	28,892	1,846	69,087
Total Past Due	758	8,076	20,956	33,469	11,589	33,330	6,321	114,499
Total	$643,655	$1,303,537	$877,158	$928,385	$939,082	$1,947,580	$903,014	$7,542,411

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$450,732	$294,398	$245,788	$424,971	$461,263	$684,116	$8,056	$2,569,324
30-59 Days Past Due	906	1,501	—	483	—	1,578	—	4,468
60-89 Days Past Due	—	1,090	1,334	800	—	1,309	—	4,533
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	219	5,884	7,528	2,552	1,659	11,018	—	28,860
Total Past Due	1,125	8,475	8,862	3,835	1,659	13,905	—	37,861
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185

Residential Real Estate
Current	$68,665	$40,653	$72,342	$121,355	$94,026	$288,227	$67,167	$752,435
30-59 Days Past Due	—	—	—	1,550	—	892	449	2,891
60-89 Days Past Due	—	—	384	267	—	—	—	651
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	25	94	981	347	1,447
Total Past Due	—	—	384	1,842	94	1,873	796	4,989
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424

Construction, Land Development, & Land
Current	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078

Commercial & Industrial
Current	$475,173	$359,765	$408,846	$427,149	$266,807	$262,362	$709,310	$2,909,412
30-59 Days Past Due	755	3,257	1,600	1,754	39	1,137	847	9,389
60-89 Days Past Due	—	2,312	5,797	583	92	1,182	349	10,315
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	589	2,407	3,440	9,786	10,890	7,390	2,952	37,454
Total Past Due	1,344	7,976	10,837	12,123	11,021	9,709	4,148	57,158
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570

Installment and Other
Current	$2,530	$193	$123	$114	$11	$7,459	$7,372	$17,802
30-59 Days Past Due	—	—	—	4	—	—	—	4
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	4	—	—	—	4
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806

Lease Financing Receivables
Current	$302,162	$189,542	$153,521	$70,493	$17,351	$1,310	$—	$734,379
30-59 Days Past Due	1,960	1,144	1,430	528	180	29	—	5,271
60-89 Days Past Due	2,384	2,775	2,227	934	760	47	—	9,127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	33	621	1,007	1,398	470	—	—	3,529
Total Past Due	4,377	4,540	4,664	2,860	1,410	76	—	17,927
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306

Total Loans and Leases
Current	$1,343,927	$969,721	$995,958	$1,147,535	$888,972	$1,253,302	$792,015	$7,391,430
30-59 Days Past Due	3,621	5,902	3,030	4,319	219	3,636	1,296	22,023
60-89 Days Past Due	2,384	6,177	9,742	2,584	852	2,538	349	24,626
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	841	8,912	11,975	13,761	13,113	19,389	3,299	71,290
Total Past Due	6,846	20,991	24,747	20,664	14,184	25,563	4,944	117,939
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369

Total non-accrual loans without an allowance included $2.8 million of commercial real estate loans, $83,000 of residential real estate, and $1.9 million of commercial and industrial loans as of June 30, 2026. The Company recognized $701,000 and $1.5 million of interest income on non-accrual loans and leases for the three and six months ended June 30, 2026, respectively.

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

The following tables summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the periods presented:

June 30, 2026	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879
Provision/(recapture)	(637)	(31)	(363)	7,247	(52)	1,264	7,428
Charge-offs	(284)	—	—	(5,390)	—	(722)	(6,396)
Recoveries	121	8	—	1,752	—	69	1,950
Ending balance	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Six months ended
Beginning balance	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Provision/(recapture)	(1,504)	(516)	(1,127)	15,263	(35)	1,342	13,423
Charge-offs	(935)	—	—	(11,065)	—	(1,474)	(13,474)
Recoveries	311	14	2	2,525	—	226	3,078
Ending balance	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Ending balance:
Individually evaluated for impairment	$5,864	$154	$1,326	$20,638	$—	$—	$27,982
Collectively evaluated for impairment	19,009	2,452	2,251	51,666	57	8,444	83,879
Total allowance for credit losses - loans and leases	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861

Loans and leases ending balance:
Individually evaluated for impairment	$35,648	$437	$12,884	$59,726	$—	$—	$108,695
Collectively evaluated for impairment	2,479,528	742,275	334,368	3,146,653	9,802	721,090	7,433,716
Total loans and leases	$2,515,176	$742,712	$347,252	$3,206,379	$9,802	$721,090	$7,542,411

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

June 30, 2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture)	7,086	14	(495)	4,085	156	911	11,757
Charge-offs	(5,278)	(70)	—	(2,373)	—	(639)	(8,360)
Recoveries	44	7	—	580	—	73	704
Ending balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Six months ended
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision	8,472	(79)	(13)	10,761	154	1,538	20,833
Charge-offs	(6,940)	(70)	—	(7,699)	(23)	(1,264)	(15,996)
Recoveries	241	16	—	1,268	—	171	1,696
Ending balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ending balance:
Individually evaluated for impairment	$9,289	$119	$1,158	$15,757	$—	$—	$26,323
Collectively evaluated for impairment	21,860	2,812	2,426	45,569	176	8,561	81,404
Total allowance for credit losses - loans and leases	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727

Loans and leases ending balance:
Individually evaluated for impairment	$57,586	$1,421	$4,456	$48,600	$—	$—	$112,063
Collectively evaluated for impairment	2,435,790	732,287	476,046	2,819,491	20,768	731,610	7,215,992
Total loans and leases	$2,493,376	$733,708	$480,502	$2,868,091	$20,768	$731,610	$7,328,055

The Company increased the allowance for credit losses - loans and leases by $3.0 million for both the three and six months ended June 30, 2026, respectively. The Company increased the allowance for credit losses - loans and leases by $7.3 million and $9.7 million for the three and six months ended June 30, 2025, respectively. During the second quarter of 2025, a $3.2 million adjustment was made to the allowance for credit losses to account for acquired PCD loans, as a result of the First Security acquisition.

For loans individually evaluated for impairment, the Company increased the allowance for credit losses - loans and leases by $3.7 million and $5.8 million for the three and six months ended June 30, 2026, and increased the allowance for credit losses for loans individually evaluated by $4.3 million and $2.8 million for the three and six months ended June 30, 2025, respectively.

For loans and leases collectively evaluated for impairment, the allowance for credit losses decreased by $692,000 and $2.8 million for the three and six months ended June 30, 2026, respectively. For loans and leases collectively evaluated for impairment, the allowance for credit losses decreased by $3.0 million and $7.0 million for the three and six months ended June 30, 2025, respectively.

For the three months ended June 30, 2026, the increase in the ACL - loans and leases on loans individually evaluated for impairment was primarily due to an increase in allocation on a Commercial and Industrial ("C&I") relationship and new allocations for risk rating downgrades to a C&I loan and a government guaranteed loan. The decrease in the ACL - loans and leases on collectively evaluated loans and leases was due to net risk rating migration upgrades.

For the six months ended June 30, 2026, the increase in the ACL - loans and leases on loans individually evaluated for impairment was primarily due to increased allocations resulting from newly downgraded C&I loans, and the decrease in the ACL - loans and leases on collectively evaluated loans and leases was primarily due to net risk rating migration upgrades and lower outstanding balances in the Commercial Real Estate portfolio.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the periods presented:

Three Months Ended June 30, 2026	Term Modification	Interest Rate Reduction	Combination Term Modification and Payment Delay	Combination Term Modification and Principal Forgiveness	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$792	$—	$—	$48	$—	$840	0.03%
Lease financing receivable	—	—	88	—	—	88	0.01%
Total modified loans and leases	$792	$—	$88	$48	$—	$928	0.01%

Six Months Ended June 30, 2026	Term Modification	Interest Rate Reduction	Combination Term Modification and Payment Delay	Combination Term Modification and Principal Forgiveness	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$1,086	$18,276	$—	$48	$184	$19,594	0.61%
Lease financing receivable	61	—	88	—	—	149	0.02%
Total modified loans	$1,147	$18,276	$88	$48	$184	$19,743	0.26%

For the three months ended June 30, 2026, the financial effect of the term modification presented above reflects a 13-month extension of maturity date. The financial effects of loans having a principal forgiveness modification reflect a weighted-average of $100,000 in principal forgiveness. The financial effects of the modifications are estimated using a weighted average based on loan or lease amortized cost.

For the six months ended June 30, 2026, the financial effect of the term modification presented above reflects a 24 month extension of maturity date. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 1.0% reduction in the contractual rate. The financial effects of loans having a principal forgiveness modification reflect a weighted-average of $100,000 in principal forgiveness.

Three Months Ended June 30, 2025	Payment Delay	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$—	$1,928	$1,928	0.07%
Total modified loans and leases	$—	$1,928	$1,928	0.03%

Six Months Ended June 30, 2025	Payment Delay	Term Modification	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$3,545	$1,928	$5,473	0.19%
Total modified loans and leases	$3,545	$1,928	$5,473	0.07%

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the amortized cost basis of loans that had a payment default as of the dates presented, and were modified in the twelve months prior to default:

June 30, 2026	Non-Accrual	% of Class of Loans and Leases
Commercial real estate	$163	0.01%
Commercial and industrial	835	0.03%
Total modified loans and leases	$998	0.01%

June 30, 2025	Non-Accrual	% of Class of Loans and Leases
Commercial real estate	$6,946	0.28%
Commercial and industrial	1,919	0.07%
Total modified loans and leases	$8,865	0.12%

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

There was $3.9 million and $2.0 million in outstanding commitments on modified loans as of June 30, 2026 and December 31, 2025.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

June 30, 2026	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$10,131	$25,517	$—	$—	$—	$35,648
Residential real estate	—	—	—	—	83	355	—	438
Construction, land development, and other land	12,884	—	—	—	—	—	—	12,884
Commercial and industrial	—	—	—	—	—	—	27,061	27,061
Total	$12,884	$—	$10,131	$25,517	$83	$355	$27,061	$76,031

December 31, 2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$12,463	$33,912	$—	$—	$—	$46,375
Residential real estate	—	—	—	—	85	384	—	469
Construction, land development, and other land	2,481	616	—	—	—	—	—	3,097
Commercial and industrial	—	—	—	—	—	—	35,608	35,608
Total	$2,481	$616	$12,463	$33,912	$85	$384	$35,608	$85,549

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$2,757	$2,494	$3,215	$2,391
Adjustment for acquired loans	—	476	—	476
Provision for/(recapture of) unfunded commitments	(266)	166	(724)	269
Ending balance	$2,491	$3,136	$2,491	$3,136

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$18,942	$19,571	$19,234	$18,952
Additions, net	1,475	1,376	3,045	3,046
Changes in fair value	(1,126)	(2,150)	(2,988)	(3,201)
Ending balance	$19,291	$18,797	$19,291	$18,797

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	June 30,	December 31,
	2026	2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,429,874	$1,408,358
USDA guaranteed loans	143,775	185,709
Total	$1,573,649	$1,594,067

Loan servicing revenue totaled $3.0 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively. Loan servicing revenue totaled $6.1 million for both of the six months ended June 30, 2026 and 2025.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.1 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $3.0 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

Note 7—Other Real Estate Owned

The following table presents the change in OREO for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,890	$6,249	$3,394	$5,170
Acquisitions of OREO through business combination	—	168	—	168
Net additions/(reductions) to OREO	402	(724)	545	596
Proceeds from sales of OREO	(57)	(807)	(117)	(1,016)
Gains on sales of OREO	11	60	12	131
Valuation adjustments	(93)	—	(681)	(103)
Ending balance	$3,153	$4,946	$3,153	$4,946

At June 30, 2026 and December 31, 2025, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2026 and December 31, 2025, there was $731,000 and $603,000 of consumer mortgage loans secured by residential real estate properties in foreclosure, respectively.

There were no internally financed sales of OREO for the three and six months ended June 30, 2026 or 2025.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Operating lease right-of-use asset	Accrued interest receivable and other assets	$8,829	$9,034
Operating lease liability	Accrued interest payable and other liabilities	9,507	9,851

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank ("FHLB") regular advance rate, adjusted for the lease term and other factors. At June 30, 2026, the weighted average discount rate of operating leases was 3.83% and the weighted average remaining life of operating leases was 4.6 years, compared to 3.58% and 4.7 years as of December 31, 2025.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$736	$676	$1,461	$1,388
Short-term lease cost	83	146	198	280
Variable lease cost	299	475	552	865
Less: Sublease income	(156)	(135)	(304)	(268)
Total lease cost, net	$962	$1,162	$1,907	$2,265

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $848,000 and $976,000 for the three months ended June 30, 2026 and 2025, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $1.7 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

The future minimum lease payments for operating leases, subsequent to June 30, 2026, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2026	$1,527
2027	2,456
2028	2,170
2029	1,963
2030	1,045
Thereafter	1,292
Total undiscounted lease payments	10,453
Less: Imputed interest	(946)
Net lease liabilities	$9,507

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.9 million, and the leases have contractual lives extending to 2036. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended June 30,
	2026			2025
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$16,656	$777	$181,705	$14,230	$1,045
Additions	—	—	—	147	7,880	—
Amortization	—	(1,168)	(67)	—	(1,432)	(67)
Ending balance	$181,852	$15,488	$710	$181,852	$20,678	$978
Accumulated amortization	N/A	$65,108	$2,506	N/A	$59,918	$2,238
Weighted average remaining amortization period	N/A	7.4 years	2.7 years	N/A	8.1 years	3.7 years

	For the Six Months Ended June 30,
	2026			2025
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$17,824	$844	$181,705	$15,281	$1,112
Additions	—	—	—	147	7,880	—
Amortization	—	(2,336)	(134)	—	(2,483)	(134)
Ending balance	$181,852	$15,488	$710	$181,852	$20,678	$978
Accumulated amortization	N/A	$65,108	$2,506	N/A	$59,918	$2,238
Weighted average remaining amortization period	N/A	7.4 years	2.7 years	N/A	8.1 Years	3.7 Years

During the three and six months ended June 30, 2025, the Company recorded additional goodwill and core deposit intangible assets in conjunction with the First Security acquisition. Please refer to Note 3—Acquisition of a Business for further details.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at June 30, 2026:

Estimated Amortization
Remainder of 2026	$2,470
2027	3,895
2028	3,162
2029	2,337
2030	1,790
Thereafter	2,544
Total	$16,198

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

The effective tax rate for the six months ended June 30, 2026 and 2025 was 25.0% and 23.7%, respectively. The Company recorded a discrete income tax benefit of $822,000 and $1.5 million related to the exercise of stock options and vesting of restricted shares for the six months ended June 30, 2026 and 2025, respectively.

During the second quarter 2024, Illinois House Bill 4951 was enacted, which amends numerous Illinois tax law provisions, including a temporary limitation on Net Loss Deduction ("NLD") usage. For tax years 2024, 2025, and 2026, C Corporations are limited to applying a maximum of $500,000 of NLD to taxable income.

During the second quarter of 2026, Illinois enacted IL Senate Bill 3019, which amends the IL Finance Authority Act, including an extension of the temporary limitation on NLD usage at various percentages in tax years 2027 through 2031. Although the Company expects the NLD limit to be applicable, the Company anticipates full utilization of the NLD prior to statute expiration.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	June 30,	December 31,
	2026	2025
Non-interest-bearing demand deposits	$1,826,739	$1,818,888
Interest-bearing checking accounts	1,229,287	878,638
Money market demand accounts	2,710,183	2,942,927
Other savings	489,415	489,504
Time deposits (below $250,000)	1,152,305	1,096,015
Time deposits ($250,000 and above)	462,833	421,471
Total deposits	$7,870,762	$7,647,443

At June 30, 2026, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2026	$1,070,325
2027	536,957
2028	5,159
2029	1,136
2030	1,124
Thereafter	437
Total	$1,615,138

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	June 30,	December 31,
	2026	2025
Federal Home Loan Bank advances	$384,750	$340,000
Securities sold under agreements to repurchase	75,699	79,598
Line of credit	—	—
Total	$460,449	$419,598

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of June 30, 2026 and December 31, 2025, there were no outstanding advances under the Federal Reserve Bank ("FRB") discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

At June 30, 2026, the Company had variable-rate FHLB advances outstanding for $384.8 million, with interest rates between 3.47% and 3.82% and maturities between August 2026 and February 2029. Advances from the FHLB are collateralized by residential real estate loans and commercial real estate loans. The Bank’s maximum borrowing capacity is limited to 35% of total assets. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

On October 13, 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At June 30, 2026 and December 31, 2025, the line of credit had no outstanding balance.

On May 22, 2026, we entered into the Third Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement with the lender, which was effective May 24, 2026, and provided for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extended its maturity date to May 23, 2027.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of the dates presented:

	June 30,	December 31,
	2026	2025
Federal Home Loan Bank line	$3,061,663	$3,071,518
Federal Reserve Bank of Chicago discount window line	805,684	787,184
Available federal funds lines	135,000	135,000

The Company hedges interest rates on borrowed funds using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Note 13—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030, and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.1 million that will be amortized over 10 years. At June 30, 2026 and December 31, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $74.0 million and $73.9 million, respectively. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

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

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	June 30, 2026	December 31, 2025	Contractual Rate June 30, 2026	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	6.72%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	5.71%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	6.68%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	5.53%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	5.58%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	5.53%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.35%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(15,186)	(15,591)
Total liability, at carrying value		$71,814	$71,409

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at the dates presented:

	June 30, 2026			December 31, 2025
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$105,009	$1,938,924	$2,043,933	$132,976	$1,812,187	$1,945,163
Letters of credit	186	71,198	71,384	308	69,241	69,549
Total	$105,195	$2,010,122	$2,115,317	$133,284	$1,881,428	$2,014,712

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

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at the dates presented:

		Fair Value Measurements Using
June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$29,738	$29,738	$—	$—
U.S. Government agencies	106,601	—	106,601	—
Obligations of states, municipalities, and political subdivisions	34,921	—	34,921	—
Mortgage-backed securities; residential
Agency	890,584	—	890,584	—
Non-Agency	132,363	—	132,363	—
Mortgage-backed securities; commercial
Agency	340,323	—	340,323	—
Corporate securities	20,182	—	20,182	—
Asset-backed securities	62,036	—	62,036	—
Equity and other securities, at fair value	7,476	1,882	5,594	—
Servicing assets	19,291	—	—	19,291
Derivative assets	22,623	—	22,623	—
Financial liabilities
Derivative liabilities	11,373	—	11,373	—

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

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2026	2025	2026	2025
	Investment Securities		Servicing Assets
Balance, beginning of period	$294	$288	$19,234	$18,952
Additions, net	—	—	3,045	3,046
Redeemed securities	(300)	—	—	—
Change in fair value	6	—	(2,988)	(3,201)
Balance, end of period	$—	$288	$19,291	$18,797

The Company did not have any transfers to or from Level 3 of the fair value hierarchy during the six months ended June 30, 2026 and 2025. The Company's only level 3 investment was called during the six months ended June 30, 2026.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of June 30, 2026:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Servicing assets	Discounted cash flow	Prepayment speeds	1.6% - 29.6%	17.7%	Decrease
Servicing assets	Discounted cash flow	Discount rate	0.0% - 44.1%	10.4%	Decrease
Servicing assets	Discounted cash flow	Expected weighted average loan life	0.0 - 7.8 years	3.5 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,784	$—	$—	$29,784
Residential real estate	283	—	—	283
Construction, land development, and other land	11,558	—	—	11,558
Commercial and industrial	39,088	—	—	39,088
Assets held for sale	2,550	—	—	2,550
Other real estate owned	3,153	—	—	3,153

		Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$40,910	$—	$—	$40,910
Residential real estate	292	—	—	292
Construction, land development, and other land	1,931	—	—	1,931
Commercial and industrial	29,523	—	—	29,523
Assets held for sale	1,829	—	—	1,829
Other real estate owned	3,394	—	—	3,394

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		June 30,		December 31,
	Fair Value	2026		2025
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$77,159	$77,159	$60,184	$60,184
Interest bearing deposits with other banks	2	116,400	116,400	88,911	88,911
Restricted stock	2	18,777	18,777	21,314	21,314
Loans held for sale	3	21,518	23,731	13,621	14,707
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	7,349,837	7,278,001	7,327,878	7,215,821
Accrued interest receivable	3	38,579	38,579	39,818	39,818
Financial liabilities
Non-interest-bearing deposits	2	1,826,739	1,826,739	1,818,888	1,818,888
Interest-bearing deposits	2	6,044,023	6,039,778	5,828,555	5,826,774
Accrued interest payable	2	10,554	10,554	11,777	11,777
Federal Home Loan Bank advances	2	384,750	384,750	340,000	340,000
Securities sold under repurchase agreement	2	75,699	75,699	79,598	79,598
Subordinated notes	2	73,967	74,925	73,940	77,027
Junior subordinated debentures	3	71,814	74,064	71,409	76,753

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of the dates presented:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$500,000	$9,819	$—	$650,000	$14,053	$—
Interest rate swaps designated as fair value hedges	100,000	1,480	—	100,000	—	(61)
Derivatives not designated as hedging instruments
Other interest rate derivatives	1,013,279	11,312	(11,367)	938,004	13,470	(13,569)
Other credit derivatives	22,033	12	(6)	15,491	7	(12)
Total derivatives	$1,635,312	$22,623	$(11,373)	$1,703,495	$27,530	$(13,642)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $500.0 million and $650.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of June 30, 2026, the cash flow hedges aggregating $500.0 million in notional amounts are comprised of $300.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $200.0 million receive-fixed interest rate swaps associated with certain variable rate loans. As of June 30, 2026, pay-fixed interest rate swaps are comprised of four effective hedges and the receive-fixed interest rate swaps are comprised of four effective hedges.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $2.4 million and $3.5 million of interest income recorded for each of the three months ended June 30, 2026 and 2025, respectively, and $5.3 million and $7.2 million of interest income recorded during six months ended June 30, 2026 and 2025, respectively. The interest is reported as a component of interest expense on deposits and other borrowings, and interest income on loans. As of June 30, 2026, the Company estimates $8.1 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

Accumulated other comprehensive income (loss) also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $1.6 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively.

The following table reflects the cash flow hedges as of June 30, 2026:

Notional amounts	$500,000
Derivative assets fair value	9,819
Derivative liabilities fair value	—
Weighted average remaining maturity	1.2 years

Receive rates are determined at the time the swaps become effective. As of June 30, 2026, the weighted average pay rates of the four effective pay-fixed hedges for $300.0 million were 1.15% and the weighted average receive rates were 3.63%. As of June 30, 2026, the weighted average pay rates of the receive-fixed interest rate swaps of $200.0 million were 5.97% and the weighted average receive rates were 6.40%.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of June 30, 2026. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of June 30, 2026:

Notional amounts	$100,000
Derivative assets fair value	1,480
Derivative liabilities fair value	—
Weighted average remaining maturity	2.8 years

At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities assigned in this hedging relationship was $513.9 million and $552.5 million, respectively, and included a cumulative basis adjustment associated with this hedging relationship of $1.5 million loss and $98,000 gain, respectively. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow and fair value derivative instruments for the periods presented:

	Interest Rate Swaps
For the three months ended June 30,	Amount of Gain Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
2026	$255	$2,448	$—
2025	$467	$3,721	$—

For the six months ended June 30,
2026	$933	$5,444	$—
2025	$367	$7,465	$—

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

The total combined notional amount was $1.0 billion as of June 30, 2026 with maturities ranging from July 2026 to April 2036. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended June 30, 2026 and 2025, there were $565,000 and $1.1 million of net transaction fees, included in other non-interest income, related to these derivative instruments. During the six months ended June 30, 2026 and 2025, there were $835,000 and $1.6 million of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects other interest rate derivatives as of June 30, 2026:

Notional amounts	$1,013,279
Derivative assets fair value	11,312
Derivative liabilities fair value	11,367
Weighted average pay rates	5.42%
Weighted average receive rates	6.05%
Weighted average remaining maturity	3.4 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of June 30, 2026 and December 31, 2025, the notional amount of risk participated in was $8.9 million and $9.0 million, respectively, and the notional amount of risk participated out was $13.1 million and $6.5 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of June 30, 2026 and December 31, 2025. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Other interest rate derivatives	$(38)	$154	$(44)	$281
Other credit derivatives	—	(1)	—	—
Total (increase) decrease to non-interest income	$(38)	$153	$(44)	$281

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	June 30, 2026		December 31, 2025
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$22,623	$(11,373)	$27,530	$(13,642)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$22,623	$(11,373)	$27,530	$(13,642)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,198)	1,198	(4,856)	4,856
Collateral posted	(20,010)	—	(17,520)	—
Net credit exposure	$1,415	$(10,175)	$5,154	$(8,786)

As of June 30, 2026, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.4 million. If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.2 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 17 – Share-Based Compensation

In June 2017, the Company's Board of Directors adopted, and the Company's stockholder approved, the 2017 Omnibus Incentive Compensation Plan (the " 2017 Omnibus Plan"). The 2017 Omnibus Plan provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other equity-based, equity-related or cash-based awards. A total of 2,600,000 shares of our common stock were reserved for issuance under the Omnibus Plan.

In April 2026 the Company's Board of Directors adopted, and in June 2026, the Company's stockholders approved, the 2026 Omnibus Incentive Compensation Plan (the "2026 Omnibus Plan"). The 2026 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other equity-based, equity-related or cash-based awards, and performance-based awards. A total of 1,697,594 shares of our common stock have been reserved for issuance under the 2026 Omnibus Plan. Upon approval of the 2026 Omnibus Plan, remaining shares eligible to be issued under the 2017 Omnibus Plan were canceled. As of June 30, 2026, there were 1,694,528 shares available for future grants under the 2026 Omnibus Plan.

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

During 2026, the Company granted 307,366 shares of restricted common stock, par value $0.01 per share. Of this total, 5,822 restricted shares will vest on the first anniversary of the grant date, 222,229 restricted shares will vest ratably over three years on each anniversary of the grant date, and 15,836 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. In addition, 63,479 performance-based restricted shares were included in the 2026 grant. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2028, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the six months ended June 30, 2026:

	Omnibus Plans
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2026	744,038	$25.12
Granted	307,366	33.10
Incremental performance shares issued and vested	18,424
Vested	(364,254)	24.95
Forfeited	(6,960)	29.11
Ending balance outstanding at June 30, 2026	698,614	$28.68

A total of 364,254 restricted shares vested during the six months ended June 30, 2026. A total of 336,592 restricted shares vested during the year ended December 31, 2025. The fair value of restricted shares that vested during the six months ended June 30, 2026 was $12.1 million. The fair value of restricted shares that vested during the year ended December 31, 2025 was $9.6 million.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the periods presented:

	Six Months Ended June 30,
	2026	2025
Total share-based compensation - restricted stock	$4,612	$4,377
Income tax benefit	1,210	1,166
Unrecognized compensation expense	15,247	14,391
Weighted average remaining amortization period	2.1 Years	2.1 Years

The fair value of the unvested restricted stock awards at June 30, 2026 was $26.3 million.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the six months ended June 30, 2026:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in Years)
Beginning balance, January 1, 2026	27,119	$12.70	$446	1.0
Exercised	(10,867)	$12.70	$224
Expired	—
Ending balance outstanding at June 30, 2026	16,252	$12.70	$406	0.5
Exercisable at June 30, 2026	16,252	$12.70	$406	0.5

Under the FEB plan, 10,867 options were exercised during the six months ended June 30, 2026, with proceeds of $138,000 and a related tax benefit of $59,000. A total of 18,330 stock options were exercised under the FEB plan during the during the year ended December 31, 2025, with proceeds of $214,000 and a related tax benefit of $83,000.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 16,252 and 45,449 shares of common stock were outstanding as of June 30, 2026 and 2025, respectively. There were 698,614 and 768,776 restricted stock awards outstanding at June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, there were no anti-dilutive weighted average shares outstanding.

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$40,181	$30,082	$77,760	$58,330
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	44,596,967	45,306,240	44,667,806	44,551,490
Incremental shares	192,225	178,152	233,743	253,359
Weighted-average common stock outstanding (dilutive)	44,789,192	45,484,392	44,901,549	44,804,849
Basic earnings per common share	$0.90	$0.66	$1.74	$1.31
Diluted earnings per common share	$0.90	$0.66	$1.73	$1.30

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	June 30,	December 31,
	2026	2025
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,836,955	47,871,512
Shares outstanding	45,191,493	45,545,928
Treasury shares	2,645,462	2,325,584

On December 5, 2024, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2025 until December 31, 2025. We purchased 543,599 and 569,599 shares with a cost of $13.1 million and $13.8 million, respectively, under the stock repurchase program during the three and six months ended June 30, 2025.

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

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 2,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2026 until December 31, 2026, unless terminated earlier. We repurchased 274,528 and 592,736 shares with a cost of $9.1 million and $18.9 million, respectively, under the stock repurchase program during the three and six months ended June 30, 2026.

For the three months ended June 30, 2026 and 2025, cash dividends were declared and paid to stockholders of record of our common stock of $0.12 and $0.10 per share, respectively. For the six months ended June 30, 2026 and 2025, cash dividends were declared and paid to stockholders of record of our common stock of $0.24 and $0.20 per share, respectively.

On July 21, 2026, our Board of Directors declared a cash dividend of $0.14 per share payable on August 18, 2026 to stockholders of record of our common stock as of August 4, 2026.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the dates presented:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2025	$18,756	$(115,140)	$(96,384)
Other comprehensive income (loss), net of tax	(2,403)	8,548	6,145
Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)

Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(5,242)	28,690	23,448
Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)

Balance, March 31, 2026	$9,888	$(91,455)	$(81,567)
Other comprehensive loss, net of tax	(1,620)	(3,391)	(5,011)
Balance, June 30, 2026	$8,268	$(94,846)	$(86,578)

Balance, January 1, 2026	$11,600	$(84,675)	$(73,075)
Other comprehensive loss, net of tax	(3,332)	(10,171)	(13,503)
Balance, June 30, 2026	$8,268	$(94,846)	$(86,578)

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

The following is a summary of certain operating information as of the dates and periods presented:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income	$144,306	$144,539	$285,962	$279,394
Reconciliation of revenue:
Other noninterest income	16,876	14,471	29,414	29,330
Total consolidated revenue	161,182	159,010	315,376	308,724
Less:
Interest expense	43,470	48,557	85,263	95,191
Segment net interest income and noninterest income	117,712	110,453	230,113	213,533
Less:
Provision for credit losses	7,162	11,923	12,699	21,102
Salaries and employee benefits	35,656	37,819	71,901	74,071
Depreciation and amortization	2,608	3,169	5,333	6,017
Data processing	4,866	4,986	9,791	10,157
Other segment items(1)	13,349	13,628	26,643	25,786
Income tax expense	13,890	8,846	25,986	18,070
Segment net income	40,181	30,082	77,760	58,330
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$40,181	$30,082	$77,760	$58,330

Reconciliation of assets
Total assets for reportable segment	$9,932,465	$9,720,218	$9,932,465	$9,720,218
Adjustments and reconciling items	—	—	—	—
Total consolidated assets	$9,932,465	$9,720,218	$9,932,465	$9,720,218

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

Forward-Looking Statements

Statements contained in this report and in other documents we file with or furnish to the Securities and Exchange Commission ("SEC") that are not historical facts may constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, strategies, predictions, forecasts, objectives or assumptions of future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipates," "believes," "expects," "can," "could," "may," "predicts," "potential," "opportunity," "should," "will," "estimate," "plans," "projects," "continuing," "ongoing," "seeks," "intends" and similar words or phrases. Accordingly, these statements involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual strategies, actions or results to differ materially from those expressed in such statements, and are not guarantees of future results or other events or performance. Because forward-looking statements are necessarily only estimates of future strategies, actions or results, based on management’s current expectations, assumptions and estimates on the date hereof, there can be no assurance that actual strategies, actions or results will not differ materially from expectations and, readers are cautioned not to place undue reliance on such statements.

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly-owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois and California. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) lender in Illinois for the quarter ended June 30, 2026.

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

We reported consolidated net income of $40.2 million, or $0.90 per basic and $0.90 per diluted common share, for the three months ended June 30, 2026, compared to net income of $30.1 million, or $0.66 per basic and per diluted common share, for the three months ended June 30, 2025, an increase of $10.1 million. The increase in net income was principally attributable to a $4.9 million increase in net interest income and $4.8 million decrease in the provision for credit losses, partially offset by a $5.0 million increase to provision for income taxes.

We reported consolidated net income of $77.8 million, or $1.74 per basic and $1.73 per diluted common share, for the six months ended June 30, 2026, compared to net income of $58.3 million, or $1.31 per basic and $1.30 per diluted common share, for the six months ended June 30, 2025, an increase of $19.4 million. The increase in net income was principally attributable to a $16.5 million increase in net interest income and an $8.4 million decrease in the provision for credit losses, partially offset by a $7.9 million increase to provision for income taxes.

Dividends declared on common shares were $5.4 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. Dividends paid on common shares were $5.7 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively.

Dividends declared on common shares were $10.9 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively. Dividends paid on common shares were $11.1 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.

Our results of operations for the three months ended June 30, 2026 and 2025 yielded an annualized return on average assets of 1.63% and 1.25%, and an annualized return on average stockholders’ equity of 12.05% and 10.24%, respectively. Our results of operations for the six months ended June 30, 2026 and 2025 yielded an annualized return on average assets of 1.59% and 1.25%, and an annualized return on average stockholders’ equity of 11.74% and 10.28%, respectively.

As of June 30, 2026, we had consolidated total assets of $9.9 billion, total gross loans and leases outstanding of $7.6 billion, total deposits of $7.9 billion, and total stockholders’ equity of $1.3 billion.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2026, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended		As of or For the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Summary of Operations
Common Share Data
Basic earnings per common share	$0.90	$0.66	$1.74	$1.31
Diluted earnings per common share	$0.90	$0.66	$1.73	$1.30
Adjusted diluted earnings per share(1)(3)	$0.91	$0.75	$1.74	$1.39
Weighted-average common shares outstanding (basic)	44,596,967	45,306,240	44,667,806	44,551,490
Weighted-average common shares outstanding (diluted)	44,789,192	45,484,392	44,901,549	44,804,849
Common shares outstanding	45,191,493	45,866,649	45,191,493	45,866,649
Cash dividends per common share	$0.12	$0.10	$0.24	$0.20
Dividend payout ratio on common stock	13.33%	15.15%	13.87%	15.38%
Book value per common share	$28.86	$26.00	$28.86	$26.00
Tangible book value per common share(1)	$24.48	$21.56	$24.48	$21.56
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.28%	4.18%	4.30%	4.13%
Net interest margin, fully taxable equivalent (1)(4)	4.29%	4.19%	4.31%	4.14%
Average cost of deposits	1.92%	2.27%	1.91%	2.28%
Efficiency ratio(2)	46.93%	52.61%	48.32%	53.11%
Adjusted efficiency ratio(1)(2)(3)	46.51%	48.20%	48.11%	50.54%
Non-interest income to total revenues(1)	14.34%	13.10%	12.78%	13.74%
Non-interest expense to average assets	2.29%	2.48%	2.33%	2.49%
Adjusted non-interest expense to average assets(1)(3)	2.27%	2.28%	2.32%	2.37%
Return on average stockholders' equity	12.05%	10.24%	11.74%	10.28%
Adjusted return on average stockholders' equity(1)(3)	12.16%	11.51%	11.80%	11.03%
Return on average assets	1.63%	1.25%	1.59%	1.25%
Adjusted return on average assets(1)(3)	1.65%	1.41%	1.60%	1.34%
Pre-tax pre-provision return on average assets(1)	2.49%	2.12%	2.39%	2.09%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.51%	2.32%	2.40%	2.21%
Return on average tangible common stockholders' equity(1)	14.47%	12.83%	14.12%	12.87%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.60%	14.37%	14.19%	13.78%
Non-interest-bearing deposits to total deposits	23.21%	22.70%	23.21%	22.70%
Loans and leases held for sale and loans and leases held for investment to total deposits	96.10%	94.15%	96.10%	94.15%
Deposits to total liabilities	91.22%	91.59%	91.22%	91.59%
Deposits per branch	$178,881	$173,566	$178,881	$173,566
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	0.92%	0.92%	0.92%	0.92%
Non-performing assets to total assets	0.73%	0.75%	0.73%	0.75%
ACL to total loans and leases held for investment, net before ACL	1.48%	1.47%	1.48%	1.47%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.24%	0.43%	0.28%	0.41%
Capital Ratios
Common equity to total assets	13.13%	12.27%	13.13%	12.27%
Tangible common equity to tangible assets(1)	11.36%	10.39%	11.36%	10.39%
Leverage ratio	12.79%	11.92%	12.79%	11.92%
Common equity tier 1 capital ratio	12.92%	11.85%	12.92%	11.85%
Tier 1 capital ratio	13.88%	12.83%	13.88%	12.83%
Total capital ratio	15.96%	14.87%	15.96%	14.87%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes merger-related expenses, secondary public offering of common stock expense, and impairment on assets held for sale.

(4) Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which include loans, leases and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, which include interest-bearing deposits, subordinated debt, Federal Home Loan Bank ("FHLB") advances, junior subordinated debentures and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of deposits and other funding sources, (iii) net interest spread, and (iv) net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchase credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a meaningful portion of our interest-earning assets. As of June 30, 2026, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.1% of our loan and lease portfolio compared to 1.4% at December 31, 2025.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate
ASSETS
Cash and cash equivalents	$145,381	$1,132	3.12%	$183,162	$1,667	3.65%
Loans and leases(1)	7,472,818	127,524	6.84%	7,220,834	128,199	7.12%
Taxable securities	1,707,484	14,978	3.52%	1,650,463	13,806	3.36%
Tax-exempt securities(2)	131,354	850	2.60%	154,719	1,098	2.85%
Total interest-earning assets	$9,457,037	$144,484	6.13%	$9,209,178	$144,770	6.31%
Allowance for credit losses - loans and leases	(111,021)			(106,278)
All other assets	536,969			530,917
TOTAL ASSETS	$9,882,985			$9,633,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$1,050,011	$5,048	1.93%	$820,341	$3,551	1.74%
Money market accounts	2,854,519	18,585	2.61%	2,905,465	22,749	3.14%
Savings	490,500	130	0.11%	506,874	139	0.11%
Time deposits	1,624,667	13,575	3.35%	1,810,909	17,941	3.97%
Total interest-bearing deposits	6,019,697	37,338	2.49%	6,043,589	44,380	2.95%
Other borrowings	442,187	3,273	2.97%	298,916	1,396	1.87%
Subordinated notes and debentures	145,672	2,859	7.87%	145,175	2,781	7.68%
Total borrowings	587,859	6,132	4.18%	444,091	4,177	3.77%
Total interest-bearing liabilities	$6,607,556	$43,470	2.64%	$6,487,680	$48,557	3.00%
Non-interest-bearing demand deposits	1,792,439			1,802,639
Other liabilities	145,406			164,944
Total stockholders’ equity	1,337,584			1,178,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,882,985			$9,633,817
Net interest spread(3)			3.49%			3.31%
Net interest income, fully taxable equivalent		$101,014			$96,213
Net interest margin, fully taxable equivalent(2)(4)			4.29%			4.19%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		178	0.01%		231	0.01%
Net interest income		$100,836			$95,982
Net interest margin(4)			4.28%			4.18%

Net loan accretion impact on margin		$2,476	0.11%		$2,978	0.13%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $2.6 million and $2.3 million for each of the three months ended June 30, 2026 and 2025, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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
(5)
Average balances are average daily balances.

	For the Six Months Ended June 30,
	2026			2025
	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate
ASSETS
Cash and cash equivalents	$136,102	$2,125	3.15%	$158,975	$2,684	3.41%
Loans and leases(1)	7,471,059	253,474	6.84%	7,079,099	249,429	7.11%
Taxable securities	1,662,005	28,956	3.51%	1,605,910	25,551	3.21%
Tax-exempt securities(2)	133,272	1,781	2.70%	154,827	2,190	2.85%
Total interest-earning assets	$9,402,438	$286,336	6.14%	$8,998,811	$279,854	6.27%
Allowance for credit losses - loans and leases	(110,203)			(102,914)
All other assets	548,408			515,629
TOTAL ASSETS	$9,840,643			$9,411,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$979,697	$8,824	1.82%	$793,281	$6,813	1.73%
Money market accounts	2,912,640	37,981	2.63%	2,757,010	42,367	3.10%
Savings	490,067	257	0.11%	495,852	265	0.11%
Time deposits	1,588,880	26,560	3.37%	1,816,576	36,984	4.11%
Total interest-bearing deposits	5,971,284	73,622	2.49%	5,862,719	86,429	2.97%
Other borrowings	434,910	5,915	2.74%	318,420	3,231	2.05%
Federal funds purchased	746	16	4.27%	—	—	—
Subordinated notes and debentures	145,553	5,710	7.91%	145,097	5,531	7.69%
Total borrowings	581,209	11,641	4.04%	463,517	8,762	3.81%
Total interest-bearing liabilities	$6,552,493	$85,263	2.62%	$6,326,236	$95,191	3.03%
Non-interest-bearing demand deposits	1,791,789			1,766,689
Other liabilities	160,846			174,051
Total stockholders’ equity	1,335,515			1,144,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,840,643			$9,411,526
Net interest spread(3)			3.52%			3.24%
Net interest income, fully taxable equivalent		$201,073			$184,663
Net interest margin, fully taxable equivalent(2)(4)			4.31%			4.14%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		374	0.01%		460	0.01%
Net interest income		$200,699			$184,203
Net interest margin(4)			4.30%			4.13%

Net loan accretion impact on margin		$4,447	0.10%		$5,573	0.12%
(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $5.0 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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

	Three Months Ended June 30, 2026
	Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(293)	$(242)	$(535)
Loans and leases(1)	4,366	(5,041)	(675)
Taxable securities	514	658	1,172
Tax-exempt securities(2)	(152)	(96)	(248)
Total interest income	$4,435	$(4,721)	$(286)
Interest expense
Deposits
Interest checking	$1,108	$389	$1,497
Money market accounts	(325)	(3,839)	(4,164)
Savings	(9)	—	(9)
Time deposits	(1,567)	(2,799)	(4,366)
Total interest-bearing deposits	(793)	(6,249)	(7,042)
Other borrowings	1,058	819	1,877
Subordinated notes and debentures	9	69	78
Total borrowings	1,067	888	1,955
Total interest expense	$274	$(5,361)	$(5,087)
Net interest income, fully taxable equivalent	$4,161	$640	$4,801

	Six Months Ended June 30, 2026
	Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(354)	$(205)	$(559)
Loans and leases(1)	13,523	(9,478)	4,045
Taxable securities	1,016	2,389	3,405
Tax-exempt securities(2)	(294)	(115)	(409)
Total interest income	$13,891	$(7,409)	$6,482
Interest expense
Deposits
Interest checking	$1,657	$354	$2,011
Money market accounts	2,040	(6,426)	(4,386)
Savings	(8)	—	(8)
Time deposits	(3,758)	(6,666)	(10,424)
Total interest-bearing deposits	(69)	(12,738)	(12,807)
Other borrowings	1,591	1,093	2,684
Federal funds purchased	16	—	16
Subordinated notes and debentures	20	159	179
Total borrowings	1,627	1,252	2,879
Total interest expense	$1,558	$(11,486)	$(9,928)
Net interest income, fully taxable equivalent	$12,333	$4,077	$16,410
(1)
Includes loans and leases on non-accrual status.
(2)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the three months ended June 30, 2026 was $100.8 million compared to $96.0 million during the same period in 2025, an increase of $4.9 million, or 5.1%. Interest income decreased $233,000 for the three months ended June 30, 2026 compared to the same period in 2025 primarily a result of lower yields on the loan and lease portfolio, partially offset by growth in the loan and lease portfolio. Interest expense decreased by $5.1 million for the three months ended June 30, 2026 compared to the same period in 2025 mostly due to lower rates paid on interest-bearing deposits, primarily money market accounts and time deposits.

Net interest income for the six months ended June 30, 2026 was $200.7 million compared to $184.2 million during the same period in 2025, an increase of $16.5 million, or 9.0%. Interest income increased $6.6 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily from growth in the loan and lease portfolio, offset by lower yields on loans and leases. Interest expense decreased by $9.9 million for the six months ended June 30, 2026 compared to the same period in 2025 mostly due lower rates paid on interest-bearing deposits, primarily money market accounts and time deposits.

The net interest margin for the three months ended June 30, 2026 was 4.28%, an increase of ten basis points compared to 4.18% for the three months ended June 30, 2025. The increase was primarily attributable to lower rates paid on money market accounts and time deposits, offset by lower yields on loans and leases. The net interest margin for the six months ended June 30, 2026 was 4.30%, an increase of 17 basis points compared to 4.13% for the six months ended June 30, 2025. The increase was primarily attributable to lower rates paid on money market accounts and time deposits, offset by lower yields on loans and leases.

Net loan accretion income was $2.5 million for the three months ended June 30, 2026 compared to $3.0 million for the three months ended June 30, 2025, a decrease of $502,000 mainly due to acquired loans converting to originated. Total net loan accretion on acquired loans contributed 11 basis points to the net interest margin for the three months ended June 30, 2026 compared to 13 basis points for the three months ended June 30, 2025. Net loan accretion income was $4.4 million for the six months ended June 30, 2026 compared to $5.6 million for the six months ended June 30, 2025, a decrease of $1.1 million due to acquired loans converting to originated and charge-offs of PCD loans. Total net loan accretion on acquired loans contributed ten basis points to the net interest margin for the six months ended June 30, 2026 compared to 12 basis points for the six months ended June 30, 2025. Estimated projected accretion income for the remaining periods as of June 30, 2026 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2026	$2,058
2027	2,843
2028	1,692
2029	1,183
2030	799
Thereafter	7,831
Total	$16,406

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

The provision for credit losses was $7.2 million for the three months ended June 30, 2026, compared to $11.9 million for the three months ended June 30, 2025, a decrease of $4.8 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $7.4 million for the three months ended June 30, 2026, and $11.8 million for the three months ended June 30, 2025, a decrease of $4.3 million. The provision for credit losses - unfunded commitments was a recapture of $266,000 and a provision of $166,000 for the three months ended June 30, 2026 and 2025, respectively.

The provision for credit losses was $12.7 million for the six months ended June 30, 2026, compared to $21.1 million for the six months ended June 30, 2025, a decrease of $8.4 million. Provision for credit losses - loans and leases was $13.4 million for the six months ended June 30, 2026, and $20.8 million for the six months ended June 30, 2025, a decrease of $7.4 million. On April 1, 2025, a provision for credit losses of $864,000 was recorded on acquired non-credit-deteriorated loans related to the First Security acquisition. The provision for credit losses - unfunded commitments reflects a recapture of $724,000 and a provision of $269,000 for the six months ended June 30, 2026 and 2025, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2026 Compared to 2025		YTD 2026 Compared to 2025
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,853	$2,633	$5,772	$5,336	$220	8.4%	$436	8.2%
Loan servicing revenue	3,047	3,071	6,088	6,114	(24)	(0.8)%	(26)	(0.4)%
Loan servicing asset revaluation	(1,126)	(2,150)	(2,988)	(3,201)	1,024	(47.6)%	213	(6.6)%
ATM and interchange fees	1,377	1,059	2,308	2,093	318	30.0%	215	10.3%
Net realized gains (losses) on securities available-for-sale	21	(37)	21	(37)	58	NM	58	NM
Change in fair value of equity securities, net	814	83	(285)	894	731	NM	(1,179)	NM
Net gains on sales of loans	6,095	5,414	11,563	10,352	681	12.6%	1,211	11.7%
Wealth management and trust income	1,270	1,074	2,532	2,156	196	18.3%	376	17.5%
Other non-interest income	2,525	3,324	4,403	5,623	(799)	(24.0)%	(1,220)	(21.7)%
Total non-interest income	$16,876	$14,471	$29,414	$29,330	$2,405	16.6%	$84	0.3%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, treasury management fees, and other charges. Fees and service charges on deposits were $2.9 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. Fees and service charges on deposits were $5.8 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively. The increases were primarily due to growth in deposits and increased fees.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.0 million and $3.1 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the three months ended June 30, 2026 and 2025, respectively. We generated $6.1 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for each of the six months ended June 30, 2026 and 2025. The decrease in revenue in each period is due to lower volume of loans serviced. At June 30, 2026 and 2025, the outstanding balance of guaranteed loans serviced was $1.6 billion and $1.7 billion, respectively.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.1 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, a change of $1.0 million. Loan servicing asset revaluation had a downward adjustment of $3.0 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively, a change of $213,000. Change in the revaluations were mainly due to changes in the size of the serviced loan portfolio, offset by decreases to the discount rate and longer weighted-average life of the loans.

ATM and interchange fees were $1.4 million for the three months ended June 30, 2026 compared to $1.1 million for the three months ended June 30, 2025, an increase of $318,000 or 30.0%. ATM and interchange fees were $2.3 million for the six months ended June 30, 2026 compared to $2.1 million for the six months ended June 30, 2025, an increase of $215,000 or 10.3%. The increases were primarily due to higher interchange fees and higher third-party merchant fees.

Net gains on sales of loans were $6.1 million for the three months ended June 30, 2026 compared to $5.4 million for the three months ended June 30, 2025, an increase of $681,000 or 12.6%. We sold $78.1 million of U.S. government guaranteed loans during the three months ended June 30, 2026 compared to $73.0 million during the three months ended June 30, 2025. Net gains on sales of loans were $11.6 million for the six months ended June 30, 2026 compared to $10.4 million for the six months ended June 30, 2025, an increase of $1.2 million or 11.7%. The increases were mainly due to an increase in guaranteed balances sold. We sold $149.9 million of U.S. government guaranteed loans during the six months ended June 30, 2026 compared to $143.2 million during the six months ended June 30, 2025.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.3 million for the three months ended June 30, 2026 compared to $1.1 million for the three months ended June 30, 2025, an increase of $196,000 or 18.3%. Wealth management and trust income was $2.5 million for the six months ended June 30, 2026 compared to $2.2 million for the six months ended June 30, 2025, an increase of $376,000 or 17.5%. The increases were primarily driven by increases to assets under management. Assets under management were $1.0 billion and $869.1 million as of June 30, 2026 and 2025, respectively, an increase of $138.6 million or 16.0%.

Other non-interest income was $2.5 million for the three months ended June 30, 2026, compared to $3.3 million for the three months ended June 30, 2025, a decrease of $799,000 or 24.0%. Other non-interest income was $4.4 million for the six months ended June 30, 2026 compared to $5.6 million for the six months ended June 30, 2025, a decrease of $1.2 million or 21.7%. These decreases were primarily driven by lower swap fee income, lower gains on sales of leased equipment and higher income associated with bank owned life insurance during 2025.

Non-Interest Expense

The following table presents the major components of non-interest expense for periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		QTD 2026 Compared to 2025		YTD 2026 Compared to 2025
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$35,656	$37,819	$71,901	$74,071	$(2,163)	(5.7)%	$(2,170)	(2.9)%
Occupancy and equipment expense, net	4,065	4,739	8,510	9,591	(674)	(14.2)%	(1,081)	(11.3)%
Impairment charge on assets held for sale	496	—	496	—	496	100.0%	496	100.0%
Loan and lease related expenses	752	938	1,681	1,765	(186)	(19.7)%	(84)	(4.7)%
Legal, audit and other professional fees	3,231	4,843	6,475	8,094	(1,612)	(33.3)%	(1,619)	(20.0)%
Data processing	4,866	4,986	9,791	10,157	(120)	(2.4)%	(366)	(3.6)%
Net loss (gain) recognized on other real estate owned and other related expenses	137	(44)	947	(2)	181	NM	949	NM
Other intangible assets amortization expense	1,235	1,499	2,470	2,617	(264)	(17.6)%	(147)	(5.6)%
Other non-interest expense	6,041	4,822	11,397	9,738	1,219	25.2%	1,659	17.0%
Total non-interest expense	$56,479	$59,602	$113,668	$116,031	$(3,123)	(5.2)%	$(2,363)	(2.0)%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $35.7 million and $37.8 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $2.2 million, or 5.7%. Salaries and employee benefits, totaled $71.9 million for the six months ended June 30, 2026 compared to $74.1 million for the six months ended June 30, 2025, a decrease of $2.2 million, or 2.9%. These decreases were primarily a result of merger-related expenses incurred during the three and six months ended June 30, 2025.

Occupancy and equipment expenses, net was $4.1 million for the three months ended June 30, 2026, compared to $4.7 million for the three months ended June 30, 2025, a decrease of $674,000 or 14.2%. Occupancy and equipment expenses, net was $8.5 million for the six months ended June 30, 2026, compared to $9.6 million for the six months ended June 30, 2025, a decrease of $1.1 million or 11.3%. The decreases in both periods were driven by lower depreciation expense on software, lower maintenance expenses, and lower rent expenses.

Loan and lease related expenses were $752,000 for the three months ended June 30, 2026 compared to $938,000 for the three months ended June 30, 2025, a decrease of $186,000, or 19.8%. Loan and lease related expenses were $1.7 million for the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025, a decrease of $84,000 or 4.7%. These decreases were primarily driven by lower government guaranteed loan expenses during the three and six months ended June 30, 2026.

Legal, audit, and other professional fees were $3.2 million for the three months ended June 30, 2026 compared to $4.8 million for the three months ended June 30, 2025, a decrease of $1.6 million or 33.3%. Legal, audit, and other professional fees were $6.5 million for the six months ended June 30, 2026 compared to $8.1 million for the six months ended June 30, 2025, a decrease of $1.6 million or 20.0%. The decrease for both periods were principally driven by merger-related expenses and fees and expenses related to the secondary offering of common stock that were incurred during the three and six months ended June 30, 2025.

Data processing was $4.9 million for the three months ended June 30, 2026 compared to $5.0 million for the three months ended June 30, 2025, a decrease of $120,000 or 2.4%. Data processing was $9.8 million for the six months ended June 30, 2026, compared to $10.2 million for the six months ended June 30, 2025, a decrease of $366,000 or 3.6%. These decreases were driven mainly by lower outside services spending due to merger-related data processing expenses incurred during the three and six months ended June 30, 2025, these were offset by higher software fees for the three and six months ended June 30, 2026.

Other non-interest expense was $6.0 million for the three months ended June 30, 2026 compared to $4.8 million for the three months ended June 30, 2025, an increase of $1.2 million or 25.2%. Other non-interest expense was $11.4 million for the six months ended June 30, 2026, compared to $9.7 million for the six months ended June 30, 2025, an increase of $1.7 million or 17.0%. The increase for both periods was primarily driven by a gain on the sale of asset recorded in the three months ended June 30, 2025 and increases in advertising and promotions for the three and six months ended June 30, 2026.

Our efficiency ratio was 46.93% for the three months ended June 30, 2026 compared to 52.61% for the three months ended June 30, 2025. Our adjusted efficiency ratio was 46.51% for the three months ended June 30, 2026 compared to 48.20% for the three months ended June 30, 2025. The change in our efficiency ratio was mainly driven by higher net interest income and lower non-interest expense. Our efficiency ratio was 48.32% for the six months ended June 30, 2026, compared to 53.11% for the six months ended June 30, 2025. Our adjusted efficiency ratio was 48.11% for the six months ended June 30, 2026, compared to 50.54% for the six months ended June 30, 2025. The change in our efficiency ratio was principally driven by higher net interest income.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for the three months ended June 30, 2026 totaled $13.9 million compared to $8.8 million for the three months ended June 30, 2025, an increase of $5.0 million, or 57.0%. The increase in income tax expense was principally due to higher net income before provision for income taxes, and lower discrete tax benefit due to the exercise of stock options and vesting of restricted shares. Our effective tax rate was 25.7% for the three months ended June 30, 2026 and 22.7% for the three months ended June 30, 2025.

Our provision for income taxes for the six months ended June 30, 2026 totaled $26.0 million compared to $18.1 million for the six months ended June 30, 2025, an increase of $7.9 million or 43.8%. The increase in income tax expense was principally due higher net income before provision for income taxes, and lower discrete tax benefit due to the exercise of stock options and vesting of restricted shares. Our effective tax rate was 25.0% for the six months ended June 30, 2026 and 23.7% for the six months ended June 30, 2025.

We expect our effective tax rate for 2026 to be approximately 25-27%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $279.8 million, or 2.9%, to $9.9 billion at June 30, 2026 compared to $9.7 billion at December 31, 2025. The increase in total assets was primarily due to an increase in securities available-for-sale of $211.6 million, or 15.1%.

Total liabilities increased by $243.5 million, or 2.9%, to $8.6 billion at June 30, 2026 compared to $8.4 billion at December 31, 2025. Total deposits increased by $223.3 million, or 2.9%, driven by growth in interest-bearing checking accounts and time deposits. Other borrowings increased by $40.9 million, or 9.7%, due to increased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale. There were no securities classified held-to-maturity or as trading in our investment portfolio as of June 30, 2026 or December 31, 2025. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agencies securities.

Securities available-for-sale increased by $211.6 million, or 15.1%, from $1.4 billion at December 31, 2025 to $1.6 billion at June 30, 2026. The increase was primarily attributed to purchases of securities, mainly mortgage-backed securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,747	$29,738	$29,655	$29,890
U.S. Government agencies	116,025	106,601	118,674	109,747
Obligations of states, municipalities, and political subdivisions	37,292	34,921	56,705	54,554
Residential mortgage-backed securities
Agency	956,867	890,584	881,735	825,298
Non-agency	149,271	132,363	143,372	127,731
Commercial mortgage-backed securities
Agency	370,382	340,323	243,762	217,029
Corporate securities	20,791	20,182	30,318	29,433
Asset-backed securities	62,977	62,036	12,155	11,424
Total available-for-sale	$1,743,352	$1,616,748	$1,516,376	$1,405,106

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2026, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 252 investment securities with unrealized losses at June 30, 2026. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The following table (dollars in thousands) set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of June 30, 2026
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$19,949	3.88%	$9,798	4.25%	$—	—	$—	—
U.S. government agencies	4,999	3.33%	86,181	1.53%	19,845	1.81%	5,000	3.36%
Obligations of states, municipalities, and political subdivisions	1,827	3.36%	4,368	3.05%	10,950	3.19%	20,147	2.51%
Residential mortgage- backed securities
Agency	4,428	1.73%	45,959	1.62%	199,097	1.61%	707,383	3.81%
Non-agency	—	—	—	—	—	—	149,271	3.09%
Commercial mortgage- backed securities
Agency	9,784	3.05%	18,170	2.37%	33,811	2.89%	308,617	3.74%
Corporate securities	2,510	3.06%	16,281	4.29%	2,000	3.13%	—	—
Asset-backed securities	—	—	52,475	3.84%	10,502	4.25%	—	—
Total available-for-sale	$43,497	3.34%	$233,232	2.47%	$276,205	1.96%	$1,190,418	3.68%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $23.4 million at June 30, 2026, a decrease of $15.5 million from December 31, 2025.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of June 30, 2026 or December 31, 2025.

Restricted Stock

As a member of the FHLB system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of June 30, 2026 and December 31, 2025, we held $18.8 million and $21.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of June 30, 2026 and December 31, 2025.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases were $7.5 billion at June 30, 2026, an increase of an increase of $33.0 million, or 0.4% from December 31, 2025. Originated loans and leases were $7.1 billion at June 30, 2026, an increase of $192.3 million, or 2.8%, compared to $6.9 billion at December 31, 2025. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $472.9 million at June 30, 2026, a decrease of $159.2 million, or 25.2%, compared to $632.1 million at December 31, 2025. The increase in our originated portfolio was primarily attributed to organic loan and lease growth, and renewals of acquired loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals reflected in originated loans as well as resolutions.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of June 30, 2026, the loan portfolio included $412.3 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 18.5% retail trade, 16.7% accommodation and food services, and 7.7% health care and social assistance. The following table shows our allocation of originated, purchase credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,303,785	30.5%	$2,338,109	31.1%
Residential real estate	575,062	7.6%	567,158	7.6%
Construction, land development, and other land	344,578	4.6%	360,003	4.8%
Commercial and industrial	3,120,209	41.3%	2,856,214	38.0%
Installment and other	4,817	0.1%	3,470	0.0%
Leasing financing receivables	721,090	9.6%	752,306	10.0%
Total originated loans and leases	$7,069,541	93.7%	$6,877,260	91.5%
Purchased credit deteriorated loans
Commercial real estate	$59,161	0.8%	$68,987	0.9%
Residential real estate	18,941	0.2%	20,788	0.3%
Construction, land development, and other land	2,674	0.0%	2,533	0.0%
Commercial and industrial	5,633	0.1%	12,570	0.2%
Installment and other	66	0.0%	73	0.0%
Total purchased credit deteriorated loans	$86,475	1.1%	$104,951	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$152,230	2.0%	$200,089	2.7%
Residential real estate	148,709	2.0%	169,478	2.3%
Construction, land development, and other land	—	—	45,542	0.6%
Commercial and industrial	80,537	1.1%	97,786	1.3%
Installment and other	4,919	0.1%	14,263	0.2%
Total acquired non-credit-deteriorated loans and leases	$386,395	5.2%	$527,158	7.1%
Total loans and leases	$7,542,411	100.0%	$7,509,369	100.0%
Allowance for credit losses - loans and leases	(111,861)		(108,834)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,430,550		$7,400,535

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 47.8% and 50.3% of the total loan and lease portfolio at June 30, 2026 and December 31, 2025, respectively.

Commercial Real Estate Loans. Commercial real estate ("CRE") loans comprised the largest portion of the real estate loan portfolio as of June 30, 2026 and December 31, 2025 and totaled $2.5 billion, or 69.8% of real estate loans and 33.3% of the total loan and lease portfolio at June 30, 2026. At December 31, 2025, commercial real estate loans totaled $2.6 billion and comprised 69.1% of real estate loans and 34.7% of the total loan and lease portfolio. Acquired non-credit-deteriorated and purchased credit deteriorated CRE loans decreased from $269.1 million as of December 31, 2025 to $211.4 million as of June 30, 2026, a decrease of $57.7 million, or 21.4%.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the date presented:

	June 30, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by Collateral Type
Industrial/Warehouse	$702,996	9.3%	$442,882	5.9%	$1,145,878	15.2%
Retail/Restaurant	393,523	5.2%	203,222	2.7%	596,745	7.9%
Office	81,184	1.1%	136,503	1.8%	217,687	2.9%
Gas Stations	118,672	1.6%	6,835	0.1%	125,507	1.7%
Mixed Use	54,674	0.7%	56,901	0.8%	111,575	1.5%
Other(1)	200,027	2.7%	114,636	1.5%	314,663	4.2%
CRE, prior to deferred fees and costs	$1,551,076	20.6%	$960,979	12.8%	$2,512,055	33.4%
Net unamortized deferred fees and costs	3,651	0.0%	(530)	0.0%	3,121	0.0%
Total CRE	$1,554,727	20.6%	$960,449	12.8%	$2,515,176	33.4%

	June 30, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by State
Illinois	$1,191,034	15.8%	$580,702	7.7%	$1,771,736	23.5%
Wisconsin	80,570	1.1%	59,112	0.8%	139,682	1.9%
New Jersey	9,156	0.1%	66,708	0.9%	75,864	1.0%
California	40,734	0.5%	33,441	0.4%	74,175	0.9%
Indiana	42,143	0.6%	15,597	0.2%	57,740	0.8%
Florida	21,575	0.3%	35,351	0.5%	56,926	0.8%
Arizona	19,099	0.3%	36,694	0.5%	55,793	0.8%
Michigan	37,510	0.5%	16,010	0.2%	53,520	0.7%
North Carolina	4,937	0.1%	32,081	0.4%	37,018	0.5%
Ohio	2,817	0.0%	25,491	0.3%	28,308	0.3%
Texas	18,290	0.2%	7,503	0.1%	25,793	0.3%
Georgia	4,494	0.1%	19,875	0.3%	24,369	0.4%
All Others(2)	78,717	1.0%	32,414	0.5%	111,131	1.5%
CRE, prior to deferred fees and costs	$1,551,076	20.6%	$960,979	12.8%	$2,512,055	33.4%
Net unamortized deferred fees and costs	3,651	0.0%	(530)	0.0%	3,121	0.0%
Total CRE	$1,554,727	20.6%	$960,449	12.8%	$2,515,176	33.4%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the commercial real estate loan portfolio remained stable at June 30, 2026 compared to December 31, 2025. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 26.0% of total loans and leases held for investment at June 30, 2026 compared to 27.0% at December 31, 2025. CRE office represents 8.7% of our total CRE portfolio as of June 30, 2026, compared to 9.2% as of December 31, 2025. Geographically, CRE loans in Illinois were 23.5% of total loans and leases held for investment and represented 70.4% of total CRE loans at June 30, 2026, compared to 23.5% of total loans and leases held for investment and 67.6% of total CRE loans at December 31, 2025. CRE loans outside of Illinois comprised 9.9% of total loans and leases held for investment as of June 30, 2026, compared to 11.2% as of December 31, 2025.

Owner occupied CRE loans were $1.6 billion, or 20.6% of our loan and lease portfolio at June 30, 2026, compared to $1.5 billion, or 20.2% of our loan and lease portfolio at December 31, 2025, an increase of $33.1 million, or 2.2%. Non-owner occupied CRE loans were $960.4 million, or 12.7% of our loan and lease portfolio at June 30, 2026, compared to $1.1 billion, or 14.5% of our loan and lease portfolio at December 31, 2025, a decrease of $125.1 million, or 11.5%. Non-owner occupied CRE loans were 70.2% and 82.9% of Byline Bank's total capital, at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank's total capital were 243.8% and 268.3%, respectively. We have not experienced a portfolio concentration shift during the six months ended June 30, 2026, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $742.7 million at June 30, 2026 compared to $757.4 million at December 31, 2025, a decrease of $14.7 million, or 1.9%. The residential real estate loan portfolio comprised 20.6% and 20.1% of real estate loans as of June 30, 2026 and December 31, 2025, respectively, and 9.8% and 10.2% of total loans and leases at June 30, 2026 and December 31, 2025, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $190.3 million at December 31, 2025 to $167.7 million at June 30, 2026, a decrease of $22.6 million, or 11.9%. Multifamily real estate loans were $456.4 million and $476.1 million, or 33.3% and 36.4% of Byline Bank's total capital, at June 30, 2026 and December 31, 2025, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $347.3 million at June 30, 2026 compared to $408.1 million at December 31, 2025, a decrease of $60.8 million, or 14.9%. The construction, land development and other land loan portfolio comprised 9.6% and 10.8% of real estate loans at June 30, 2026 and December 31, 2025, respectively, and 4.6% and 5.4% of the total loan and lease portfolio at June 30, 2026 and December 31, 2025, respectively. The construction, land development and other land loan portfolio was 25.3% and 31.1% of Byline Bank's total capital, at June 30, 2026 and December 31, 2025, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $3.2 billion at June 30, 2026 and $3.0 billion at December 31, 2025, an increase of $239.8 million, or 8.1%. The commercial and industrial loan portfolio comprised 42.5% and 39.5% of the total loan and lease portfolio at June 30, 2026 and December 31, 2025, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio, as of June 30, 2026 we had $818.9 million in sponsor finance loans outstanding to 71 portfolio companies. The commercial and industrial portfolio was 235.3% and 227.1% of Byline Bank's total capital, at June 30, 2026 and December 31, 2025, respectively.

Lease financing receivables. Lease financing receivables comprised 9.6% and 10.0% of the loan and lease portfolio at June 30, 2026 and December 31, 2025, respectively. Total lease financing receivables were $721.1 million and $752.3 million at June 30, 2026 and December 31, 2025, respectively, a decrease of $31.2 million, or 4.1%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at June 30, 2026 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$214,548	$322,218	$903,288	$449,812	$136,602	$126,119	$7,005	$144,193	$2,303,785
Residential real estate	60,638	76,725	137,602	155,461	14,546	75,784	45,537	8,769	575,062
Construction, land development, and other land	15,901	121,447	20,255	174,917	750	9,256	—	2,052	344,578
Commercial and industrial	138,774	707,633	395,309	1,350,898	176,568	316,889	28,119	6,019	3,120,209
Installment and other	1,590	—	1,818	1,281	128	—	—	—	4,817
Leasing financing receivables	39,302	—	650,346	—	31,442	—	—	—	721,090
Total originated loans and leases	$470,753	$1,228,023	$2,108,618	$2,132,369	$360,036	$528,048	$80,661	$161,033	$7,069,541
Purchased credit deteriorated loans
Commercial real estate	$10,255	$8,915	$22,360	$15,168	$86	$2,377	$—	$—	$59,161
Residential real estate	3,177	410	5,303	1,344	3,196	270	3,173	2,068	18,941
Construction, land development, and other land	—	2,674	—	—	—	—	—	—	2,674
Commercial and industrial	658	—	467	4,508	—	—	—	—	5,633
Installment and other	1	—	65	—	—	—	—	—	66
Total purchased credit deteriorated loans	$14,091	$11,999	$28,195	$21,020	$3,282	$2,647	$3,173	$2,068	$86,475
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$40,934	$7,217	$57,159	$18,362	$2,741	$22,195	$2,019	$1,603	$152,230
Residential real estate	10,192	885	26,787	4,253	4,457	5,447	3,665	93,023	148,709
Construction, land development, and other land	—	—	—	—	—	—	—	—	—
Commercial and industrial	7,519	659	28,147	10,229	31,767	2,216	—	—	80,537
Installment and other	15	2,918	—	1,986	—	—	—	—	4,919
Total acquired non-credit- deteriorated loans and leases	$58,660	$11,679	$112,093	$34,830	$38,965	$29,858	$5,684	$94,626	$386,395
Total loans and leases	$543,504	$1,251,701	$2,248,906	$2,188,219	$402,283	$560,553	$89,518	$257,727	$7,542,411

At June 30, 2026, 43.5% of the loan and lease portfolio bears interest at fixed rates and 56.5% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. As a portion of the portfolio is accounted for under ASC 326, the carrying value is affected by estimates and it is impracticable to allocate scheduled payments for those loans. Consequently, the tables presented include information limited to contractual maturities of the underlying loans

Allowance for Credit Losses - Loans and Leases

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

Total ACL was $111.9 million at June 30, 2026 compared to $108.8 million at December 31, 2025, an increase of $3.0 million or 2.8%. Total ACL to total loans and leases held for investment, net before ACL, was 1.48% and 1.45% of total loans and leases at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, approximately $31.4 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2026	$25,673	$2,629	$3,940	$68,695	$109	$7,833	$108,879
Provision/(recapture) for PCD loans	(349)	(38)	140	(28)	—	—	(275)
Provision/(recapture) for acquired non-credit-deteriorated loans	(231)	56	(383)	(102)	(16)	—	(676)
Provision/(recapture) for originated loans	(57)	(49)	(120)	7,377	(36)	1,264	8,379
Total provision/(recapture)	$(637)	$(31)	$(363)	$7,247	$(52)	$1,264	$7,428
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(284)	—	—	(5,390)	—	(722)	(6,396)
Total charge-offs	$(284)	$—	$—	$(5,390)	$—	$(722)	$(6,396)
Recoveries for PCD loans	43	—	—	3	—	—	46
Recoveries for acquired non-credit deteriorated loans	12	—	—	23	—	—	35
Recoveries for originated loans	66	8	—	1,726	—	69	1,869
Total recoveries	$121	$8	$—	$1,752	$—	$69	$1,950
Net (charge-offs) recoveries	(163)	8	—	(3,638)	—	(653)	(4,446)
Balance at June 30, 2026	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Ratio of net charge-offs to avg. loans outstanding during the quarter (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.01%	0.00%	0.00%	0.20%	0.00%	0.03%	0.24%
Total	0.01%	0.00%	0.00%	0.20%	0.00%	0.03%	0.24%

Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Provision/(recapture) for PCD loans	(614)	(65)	159	(97)	—	—	(617)
Provision/(recapture) for acquired non-credit-deteriorated loans	(480)	(27)	(412)	(198)	(37)	—	(1,154)
Provision/(recapture) for originated loans	(410)	(424)	(874)	15,558	2	1,342	15,194
Total provision/(recapture)	$(1,504)	$(516)	$(1,127)	$15,263	$(35)	$1,342	$13,423
Charge-offs for PCD loans	—	—	—	—	—	—	—
Charge-offs for acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans	(935)	—	—	(11,065)	—	(1,474)	(13,474)
Total charge-offs	$(935)	$—	$—	$(11,065)	$—	$(1,474)	$(13,474)
Recoveries for PCD loans	43	—	—	4	—	—	47
Recoveries for acquired non-credit deteriorated loans	12	—	—	29	—	—	41
Recoveries for originated loans	256	14	2	2,492	—	226	2,990
Total recoveries	$311	$14	$2	$2,525	$—	$226	$3,078
Net (charge-offs) recoveries	(624)	14	2	(8,540)	—	(1,248)	(10,396)
Balance at June 30, 2026	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Ratio of net charge-offs to avg. loans outstanding during the year (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.02%	0.00%	0.00%	0.23%	0.00%	0.03%	0.28%
Total	0.02%	0.00%	0.00%	0.23%	0.00%	0.03%	0.28%

Ending ACL Balances
PCD loans	$816	$217	$1,326	$119	$1	$—	$2,479
Acquired non-credit-deteriorated loans	1,273	342	—	852	21	—	2,488
Originated loans	22,784	2,047	2,251	71,333	35	8,444	106,894
Balance at June 30, 2026	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Loans individually evaluated for impairment	$5,864	$154	$1,326	$20,638	$—	$—	$27,982
Loans collectively evaluated for impairment	19,009	2,452	2,251	51,666	57	8,444	83,879
Balance at June 30, 2026	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Loans and leases ending balance
Loans individually evaluated for impairment	$35,648	$437	$12,884	$59,726	$—	$—	$108,695
Loans collectively evaluated for impairment	2,479,528	742,275	334,368	3,146,653	9,802	721,090	7,433,716
Total loans and leases at June 30, 2026, gross	$2,515,176	$742,712	$347,252	$3,206,379	$9,802	$721,090	$7,542,411
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.47%	0.01%	0.17%	0.79%	0.00%	0.00%	1.44%
Loans collectively evaluated for impairment	32.88%	9.84%	4.43%	41.72%	0.13%	9.56%	98.56%
Total	33.35%	9.85%	4.60%	42.51%	0.13%	9.56%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at March 31, 2025	$27,794	$2,836	$2,927	$58,627	$20	$8,216	$100,420
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) for PCD loans	(193)	(84)	8	(54)	—	—	(323)
Provision/(recapture) for acquired non-credit-deteriorated loans	266	97	(98)	153	146	—	564
Provision for originated loans	7,013	1	(405)	3,986	10	911	11,516
Total provision	$7,086	$14	$(495)	$4,085	$156	$911	$11,757
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit-deteriorated loans	—	—	—	—	—	—	—
Charge-offs for originated loans and leases	(2,502)	(70)	—	(2,373)	—	(639)	(5,584)
Total charge-offs	$(5,278)	$(70)	$—	$(2,373)	$—	$(639)	$(8,360)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit-deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans and leases	44	7	—	580	—	73	704
Total recoveries	$44	$7	$—	$580	$—	$73	$704
Net (charge-offs) recoveries	(5,234)	(63)	—	(1,793)	—	(566)	(7,656)
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ratio of net charge-offs to avg. loans outstanding during the quarter (annualized)
PCD loans	0.15%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.14%	0.00%	0.00%	0.10%	0.00%	0.04%	0.28%
Total	0.29%	0.00%	0.00%	0.10%	0.00%	0.04%	0.43%

Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) for PCD loans	(76)	(109)	5	(74)	—	—	(254)
Provision/(recapture) for acquired non-credit-deteriorated loans	213	67	152	151	147	—	730
Provision/(recapture) for originated loans	8,335	(37)	(170)	10,684	7	1,538	20,357
Total provision/(recapture)	$8,472	$(79)	$(13)	$10,761	$154	$1,538	$20,833
Charge-offs for PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs for acquired non-credit deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs for originated loans	(4,111)	(70)	—	(7,689)	(21)	(1,264)	(13,155)
Total charge-offs	$(6,940)	$(70)	$—	$(7,699)	$(23)	$(1,264)	$(15,996)
Recoveries for PCD loans	—	—	—	—	—	—	—
Recoveries for acquired non-credit-deteriorated loans	—	—	—	—	—	—	—
Recoveries for originated loans	241	16	—	1,268	—	171	1,696
Total recoveries	$241	$16	$—	$1,268	$—	$171	$1,696
Net (charge-offs) recoveries	(6,699)	(54)	—	(6,431)	(23)	(1,093)	(14,300)
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Ratio of net charge-offs to avg. loans and leases outstanding during year-to-date (annualized)
PCD loans	0.08%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.11%	0.00%	0.00%	0.19%	0.00%	0.03%	0.33%
Total	0.19%	0.00%	0.00%	0.19%	0.00%	0.03%	0.41%

Ending ACL Balances
PCD loans	$2,028	$530	$1,160	$638	$1	$—	$4,357
Acquired non-credit-deteriorated loans	1,819	486	469	1,129	146	—	4,049
Originated loans	27,302	1,915	1,955	59,559	29	8,561	99,321
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Loans individually evaluated for impairment	$9,289	$119	$1,158	$15,757	$—	$—	$26,323
Loans collectively evaluated for impairment	21,860	2,812	2,426	45,569	176	8,561	81,404
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727

Loans and leases ending balance
Loans individually evaluated for impairment	$57,586	$1,421	$4,456	$48,600	$—	$—	$112,063
Loans collectively evaluated for impairment	2,435,790	732,287	476,046	2,819,491	20,768	731,610	7,215,992
Total loans and leases at June 30, 2025, gross	$2,493,376	$733,708	$480,502	$2,868,091	$20,768	$731,610	$7,328,055
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.79%	0.02%	0.06%	0.66%	0.00%	0.00%	1.53%
Loans collectively evaluated for impairment	33.24%	9.99%	6.50%	38.48%	0.28%	9.98%	98.47%
Total	34.03%	10.01%	6.56%	39.14%	0.28%	9.98%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-accrual loans and leases plus other real estate owned. Non-performing assets at June 30, 2026 and December 31, 2025 totaled $72.2 million and $74.7 million, with the decrease driven mainly by decreases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $8.1 million at June 30, 2026 and $9.7 million at December 31, 2025. At June 30, 2026, there were $1.1 million of past due leases 90 days or more and accruing interest. There were no past due loans or leases 90 days or more and still accruing interest at December 31, 2025.

Total other real estate owned ("OREO") decreased from $3.4 million at December 31, 2025 to $3.2 million at June 30, 2026. The decrease in OREO resulted from sales and write-downs of OREO properties.

The following table sets forth the amounts of non-accrual loans and leases, non-performing assets, OREO, and past due loans and leases 90 days or more and accruing interest, at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2026	2025
Non-performing assets:
Non-accrual loans and leases(1)(2)	$69,087	$71,290
Other real estate owned	3,153	3,394
Total non-performing assets	$72,240	$74,684
Total non-performing loans and leases as a percentage of total loans and leases	0.92%	0.95%
Total non-accrual loans and leases as a percentage of total loans and leases	0.92%	0.95%
Total non-performing assets as a percentage of total assets	0.73%	0.77%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	161.91%	152.66%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	161.91%	152.66%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$8,136	$9,716
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	0.81%	0.82%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	0.81%	0.82%
Total non-performing assets not guaranteed as a percentage of total assets	0.65%	0.67%

Past due loans and leases 90 days or more and accruing interest:
Past due leases 90 days or more and accruing interest	$1,114	$—
Total past due loans and leases 90 days or more and accruing as a percentage of total loans and leases	0.01%	—

(1)
Includes $998,000 and $2.2 million of non-accrual loan modifications at June 30, 2026 and December 31, 2025, respectively.
(2)
For the six months ended June 30, 2026 and 2025, $3.4 million and $2.8 million in interest income would have been recorded had non-accrual loans been current.

Deposits

Our loan and lease growth is funded primarily through core deposits. We gather deposits primarily through each of our 43 branch locations in the Chicago metropolitan area and one branch in Wauwatosa, Wisconsin. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. We offer competitive online, mobile, and direct banking channels. Small businesses are a significant source of low cost deposits as they value convenience, flexibility, and access to local decision makers that are responsive to their needs.

Total deposits at June 30, 2026 were $7.9 billion, representing an increase of $223.3 million, or 2.9%, compared to $7.6 billion at December 31, 2025, driven by an increase in interest-bearing checking and time deposits. Non-interest-bearing deposits were $1.8 billion, or 23.2% of total deposits, at June 30, 2026, an increase of $7.9 million, or 0.4%, compared to $1.8 billion at December 31, 2025, or 23.8% of total deposits. Core deposits were 86.0% and 87.0% of total deposits at June 30, 2026 and December 31, 2025, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	June 30, 2026		June 30, 2025
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,792,439	0.00%	$1,802,639	0.00%
Interest-bearing checking accounts	1,050,011	1.93%	820,341	1.74%
Money market demand accounts	2,854,519	2.61%	2,905,465	3.14%
Other Savings	490,500	0.11%	506,874	0.11%
Time deposits (below $100,000)	551,983	3.16%	715,057	3.86%
Time deposits ($100,000 and above)	1,072,684	3.45%	1,095,852	4.05%
Total	$7,812,136	1.92%	$7,846,228	2.27%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,791,789	0.00%	$1,766,689	0.00%
Interest checking	979,697	1.82%	793,281	1.73%
Money market accounts	2,912,640	2.63%	2,757,010	3.10%
Savings	490,067	0.11%	495,852	0.11%
Time deposits (below $100,000)	541,891	3.21%	761,906	4.01%
Time deposits ($100,000 and above)	1,046,989	3.45%	1,054,670	4.18%
Total	$7,763,073	1.91%	$7,629,408	2.28%

Our average cost of deposits was 1.92% during the three months ended June 30, 2026, compared to 2.27% for the three months ended June 30, 2025. Our average cost of deposits was 1.91% during the six months ended June 30, 2026, compared to 2.28% for the six months ended June 30, 2025. These decreases were principally attributed to lower rates paid on time deposits and money market accounts. The ratio of our average non-interest bearing deposits to total average deposits was 22.9% during the three months ended June 30, 2026, compared to 23.0% during the three months ended June 30, 2025. The ratio of our average non-interest bearing deposits to total average deposits ratios was 23.1% during the six months ended June 30, 2026 compared to 23.2% during the six months ended June 30, 2025.

We had $55.6 million in brokered time deposits at June 30, 2026 and $31.0 million at December 31, 2025, which represented 0.7% and 0.4% of total deposits, respectively.

The following table shows time deposits less than $250,000, and equal to or greater than $250,000, by the time remaining until maturity as of June 30, 2026, and the uninsured portion of each (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$421,840	$170,324	$592,164	$73,171
Over three months through six months	340,721	137,440	478,161	62,575
Over six months through 12 months	364,900	145,842	510,742	52,937
Over 12 months	24,844	9,227	34,071	4,991
Total	$1,152,305	$462,833	$1,615,138	$193,674

Total estimated uninsured deposits were $2.7 billion as of both June 30, 2026 and December 31, 2025.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At June 30, 2026 and December 31, 2025, we had an available borrowing capacity from the FHLB of $3.1 billion and $3.0 billion, respectively, subject to the availability of collateral.

At June 30, 2026, the Company had $384.8 million of FHLB advances outstanding with a maturities ranging from August 2026 to February 2029.

We have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the FRB discount window line as of June 30, 2026 and December 31, 2025. We pledge loans as collateral for any borrowings under the FRB discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$355,587	$282,348
Maximum outstanding at any month-end period during the year	524,750	550,000
Balance outstanding at end of period	384,750	380,000
Weighted average interest rate during period(1)	2.68%	1.89%
Weighted average interest rate at end of period	3.76%	4.52%
Federal funds purchased:
Average balance outstanding	$746	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	4.27%	N/A
Weighted average interest rate at end of period	N/A	N/A
Term Loan:
Average balance outstanding	$—	$1,446
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	6.97%
Weighted average interest rate at end of period	N/A	N/A
Revolving Line of Credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

(1) Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16 - Derivative Instruments and Hedge Activities of the notes to condensed consolidated financial statements contained in Item 1 of this report for further information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $3.9 million, from $79.6 million at December 31, 2025 to $75.7 million at June 30, 2026.

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

As of June 30, 2026, Byline Bank had maximum borrowing capacity from the FHLB of $3.5 billion and $805.7 million from the FRB. As of June 30, 2026, Byline Bank had open FHLB advances of $384.8 million and open letters of credit of $7.8 million. Based on collateral, our available aggregate borrowing capacity at June 30, 2026 was $1.2 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million available at June 30, 2026.

As of December 31, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.4 billion and $787.2 million from the FRB. As of December 31, 2025, Byline Bank had open FHLB advances of $340.0 million and open letters of credit of $9.3 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2025 was $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million available at December 31, 2025.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 23, 2027. At June 30, 2026 and December 31, 2025, the line of credit had no outstanding balance. For additional information on the agreement see Note 12—Other Borrowings in in this report.

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

Capital Resources

Stockholders’ equity at June 30, 2026 was $1.3 billion, an increase of $36.3 million, or 2.9%, compared to December 31, 2025. The increase was primarily driven by an increase in retained earnings, partially offset by repurchases of common stock.

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

As of June 30, 2026, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized". There have been no conditions or events since June 30, 2026 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,438,170	15.96%	$720,787	8.00%	N/A	N/A
Bank	1,368,832	15.25%	717,868	8.00%	$897,335	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,250,970	13.88%	$540,590	6.00%	N/A	N/A
Bank	1,256,665	14.00%	538,401	6.00%	$717,868	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,163,970	12.92%	$405,443	4.50%	N/A	N/A
Bank	1,256,665	14.00%	403,801	4.50%	$583,268	6.50%
Tier 1 capital to average assets:
Company	$1,250,970	12.79%	$391,208	4.00%	N/A	N/A
Bank	1,256,665	12.88%	390,356	4.00%	$487,945	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,383,162	15.34%	$721,423	8.00%	N/A	N/A
Bank	1,308,893	14.57%	718,592	8.00%	$898,240	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,198,860	13.29%	$541,067	6.00%	N/A	N/A
Bank	1,199,591	13.35%	538,944	6.00%	$718,592	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,111,860	12.33%	$405,801	4.50%	N/A	N/A
Bank	1,199,591	13.35%	404,208	4.50%	$583,856	6.50%
Tier 1 capital to average assets:
Company	$1,198,860	12.53%	$382,841	4.00%	N/A	N/A
Bank	1,199,591	12.56%	382,056	4.00%	$477,569	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of June 30, 2026.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the six months ended June 30, 2026 the Company received $32.5 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2025, the Company received $70.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program. Refer to Note 19 for further information.

On July 21, 2026, our Board of Directors declared a cash dividend of $0.14 per share payable on August 18, 2026 to stockholders of record of our common stock as of August 4, 2026.

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

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at June 30, 2026 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	June 30, 2026
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$500,000	$9,819	$—
Interest rate swaps designated as fair value hedges	100,000	1,480	—
Other interest rate derivatives	1,013,279	11,312	(11,367)
Other credit derivatives	22,033	12	(6)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of June 30, 2026, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on derivatives.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our "Selected Financial Data" are not measures of financial performance in accordance with GAAP. Our management uses the non‑GAAP financial measures set forth below in its analysis of our performance:

•
"Adjusted net income" and "adjusted diluted earnings per share" exclude certain significant items, which include merger-related expenses, secondary public offering of common stock expenses, and impairment charges on assets held for sale, adjusted for applicable income tax. Management believes the significant items are not indicative of or useful to measure the Company’s operating performance on an ongoing basis.
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
•
"Adjusted non-interest expense" is non-interest expense excluding certain significant items, which include merger-related expenses, secondary public offering of common stock expenses, and impairment charges on assets held for sale,.
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
•
"Pre-tax pre-provision net income" is pre-tax income plus the provision for credit losses. Management believes this metric demonstrates income excluding the tax provision or benefit and the provision for credit losses, and enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.
•
"Adjusted pre-tax pre-provision net income" is pre-tax pre-provision net income excluding certain significant items, which include merger-related expenses, secondary public offering of common stock expenses, and impairment charges on assets held for sale. Management believes the metric is an important measure of the Company’s operating performance on an ongoing basis.
•
"Pre-tax pre-provision return on average assets" is pre-tax income plus the provision for credit losses, divided by average assets. Management believes this ratio demonstrates profitability excluding the tax provision or benefit and excludes the provision for credit losses.
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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net income and earnings per share excluding significant items
Reported Net Income	$40,181	$30,082	$77,760	$58,330
Significant items:
Merger-related expense	—	4,450	—	5,087
Secondary public offering of common stock expenses	—	413	—	413
Impairment charges on assets held for sale	496	—	496	—
Tax benefit	(130)	(1,117)	(130)	(1,251)
Adjusted Net Income	$40,547	$33,828	$78,126	$62,579
Reported Diluted Earnings per Share	$0.90	$0.66	$1.73	$1.30
Significant items:
Merger-related expense	—	0.10	—	0.11
Secondary public offering of common stock expenses	—	0.01	—	0.01
Impairment charges on assets held for sale	0.01	—	0.01	—
Tax benefit	—	(0.02)	—	(0.03)
Adjusted Diluted Earnings per Share	$0.91	$0.75	$1.74	$1.39

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Adjusted non-interest expense:
Non-interest expense	$56,479	$59,602	$113,668	$116,031
Less: Merger-related expenses	—	4,450	—	5,087
Less: Secondary public offering of common stock expenses	—	413	—	413
Less: Impairment charges on assets held for sale	496	—	496	—
Adjusted non-interest expense	$55,983	$54,739	$113,172	$110,531
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$55,983	$54,739	$113,172	$110,531
Less: Amortization of intangible assets	1,235	1,499	2,470	2,617
Adjusted non-interest expense excluding amortization of intangible assets	$54,748	$53,240	$110,702	$107,914
Pre-tax pre-provision net income:
Pre-tax income	$54,071	$38,928	$103,746	$76,400
Add: Provision for credit losses	7,162	11,923	12,699	21,102
Pre-tax pre-provision net income	$61,233	$50,851	$116,445	$97,502
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$61,233	$50,851	$116,445	$97,502
Add: Merger-related expenses	—	4,450	—	5,087
Add: Secondary public offering of common stock expenses	—	413	—	413
Add: Impairment charges on assets held for sale	496	—	496	—
Adjusted pre-tax pre-provision net income	$61,729	$55,714	$116,941	$103,002
Taxable equivalent net interest income:
Net interest income	$100,836	$95,982	$200,699	$184,203
Add: Tax-equivalent adjustment	178	231	374	460
Net interest income, fully taxable equivalent	$101,014	$96,213	$201,073	$184,663
Total revenues:
Net interest income	$100,836	$95,982	$200,699	$184,203
Add: non-interest income	16,876	14,471	29,414	29,330
Total revenues	$117,712	$110,453	$230,113	$213,533
Tangible common stockholders' equity:
Total stockholders' equity	$1,304,215	$1,192,416	$1,304,215	$1,192,416
Less: Goodwill and other intangibles	198,050	203,508	198,050	203,508
Tangible common stockholders' equity	$1,106,165	$988,908	$1,106,165	$988,908
Tangible assets:
Total assets	$9,932,465	$9,720,218	$9,932,465	$9,720,218
Less: Goodwill and other intangibles	198,050	203,508	198,050	203,508
Tangible assets	$9,734,415	$9,516,710	$9,734,415	$9,516,710
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,337,584	$1,178,554	$1,335,515	$1,144,550
Less: Average goodwill and other intangibles	198,629	203,767	199,283	200,658
Average tangible common stockholders' equity	$1,138,955	$974,787	$1,136,232	$943,892
Average tangible assets:
Average total assets	$9,882,985	$9,633,817	$9,840,643	$9,411,526
Less: Average goodwill and other intangibles	198,629	203,767	199,283	200,658
Average tangible assets	$9,684,356	$9,430,050	$9,641,360	$9,210,868
Tangible net income:
Net income	$40,181	$30,082	$77,760	$58,330
Add: After-tax intangible asset amortization	912	1,107	1,824	1,933
Tangible net income	$41,093	$31,189	$79,584	$60,263
Adjusted tangible net income:
Tangible net income	$41,093	$31,189	$79,584	$60,263
Add: Merger-related expenses	—	4,450	—	5,087
Add: Secondary public offering of common stock expenses	—	413	—	413
Add: Impairment charges on assets held for sale	496	—	496	—
Add: Tax benefit on significant items	(130)	(1,117)	(130)	(1,251)
Adjusted tangible net income	$41,459	$34,935	$79,950	$64,512

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$61,233	$50,851	$116,445	$97,502
Average total assets	9,882,985	9,633,817	9,840,643	9,411,526
Pre-tax pre-provision return on average assets	2.49%	2.12%	2.39%	2.09%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$61,729	$55,714	$116,941	$103,002
Average total assets	9,882,985	9,633,817	9,840,643	9,411,526
Adjusted pre-tax pre-provision return on average assets:	2.51%	2.32%	2.40%	2.21%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$101,014	$96,213	$201,073	$184,663
Total average interest-earning assets	9,457,037	9,209,178	9,402,438	8,998,811
Net interest margin, fully taxable equivalent	4.29%	4.19%	4.31%	4.14%
Non-interest income to total revenues:
Non-interest income	$16,876	$14,471	$29,414	$29,330
Total revenues	117,712	110,453	230,113	213,533
Non-interest income to total revenues	14.34%	13.10%	12.78%	13.74%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$55,983	$54,739	$113,172	$110,531
Average total assets	9,882,985	9,633,817	9,840,643	9,411,526
Adjusted non-interest expense to average assets	2.27%	2.28%	2.32%	2.37%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$54,748	$53,240	$110,702	$107,914
Total revenues	117,712	110,453	230,113	213,533
Adjusted efficiency ratio	46.51%	48.20%	48.11%	50.54%
Adjusted return on average assets:
Adjusted net income	$40,547	$33,828	$78,126	$62,579
Average total assets	9,882,985	9,633,817	9,840,643	9,411,526
Adjusted return on average assets	1.65%	1.41%	1.60%	1.34%
Adjusted return on average stockholders' equity:
Adjusted net income	$40,547	$33,828	$78,126	$62,579
Average stockholders' equity	1,337,584	1,178,554	1,335,515	1,144,550
Adjusted return on average stockholders' equity	12.16%	11.51%	11.80%	11.03%
Tangible common equity to tangible assets:
Tangible common equity	$1,106,165	$988,908	$1,106,165	$988,908
Tangible assets	9,734,415	9,516,710	9,734,415	9,516,710
Tangible common equity to tangible assets	11.36%	10.39%	11.36%	10.39%
Return on average tangible common stockholders' equity:
Tangible net income	$41,093	$31,189	$79,584	$60,263
Average tangible common stockholders' equity	1,138,955	974,787	1,136,232	943,892
Return on average tangible common stockholders' equity	14.47%	12.83%	14.12%	12.87%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$41,459	$34,935	$79,950	$64,512
Average tangible common stockholders' equity	1,138,955	974,787	1,136,232	943,892
Adjusted return on average tangible common stockholders' equity	14.60%	14.37%	14.19%	13.78%
Tangible book value per share:
Tangible common equity	$1,106,165	$988,908	$1,106,165	$988,908
Common shares outstanding	45,191,493	45,866,649	45,191,493	45,866,649
Tangible book value per share	$24.48	$21.56	$24.48	$21.56

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of June 30, 2026, we had a notional amount of $1.6 billion of interest rate derivatives outstanding that includes customer derivatives and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of June 30, 2026 are presented below.

	Estimated Increase/Decrease in Net Interest Income(1)		Estimated Percentage Change in EVE
	Year ending June 30,		As of
Basis Point Change in Interest Rates	2027	2028	June 30, 2026
+300	10.5%	14.0%	(7.8)%
+200	8.2%	10.6%	(4.8)%
+100	4.1%	5.4%	(2.3)%
-100	(2.7)%	(4.1)%	2.0%
-200	(4.7)%	(7.5)%	3.2%
-300	(3.9)%	(8.9)%	2.7%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 2.1% and 3.9%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.4% and 4.8%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities
					Maximum Number of
	Total		Average	Total Number of Shares	Shares that
	Number of		Price	Purchased as Part of a	May Yet Be
	Shares		Paid per	Publicly Announced	Purchased Under the
	Purchased(1)		Share	Plan or Program	Plan or Program
April 1 - April 30, 2026	43,358		$32.52	36,198	1,895,594
May 1 - May 31, 2026	166,000		32.70	166,000	1,729,594
June 1 - June 30, 2026	74,366	`	33.82	72,330	1,657,264
Total	283,724		$32.97	274,528
(1)
Includes 9,196 shares acquired pursuant to the Company’s 2017 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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

10.1

Third Amendment to Second Amended and Restated Term Loan and Revolving Credit Agreement, dated May 22, 2026, but effective May 24, 2026, by and between Byline Bancorp, Inc. and CIBC Bank USA (filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2026, and incorporated herein by reference)

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: August 6, 2026	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)