Form 10-Q
period 2026-09-30
BYLINE BANCORP, INC.
filed 2026-11-06
CIK 1702750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 44,516,392 shares outstanding as of November 2, 2026

BYLINE BANCORP, INC.

FORM 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(dollars in thousands, except share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$54,221	$60,184
Interest-bearing deposits with other banks	164,454	88,911
Cash and cash equivalents	218,675	149,095
Equity and other securities, at fair value	1,897	10,660
Securities available-for-sale, at fair value (amortized cost at September 30, 2026—$1,828,206, December 31, 2025—$1,516,376)	1,640,029	1,405,106
Restricted stock, at cost	10,269	21,314
Loans held for sale	28,878	13,621
Loans and leases:
Loans and leases	7,461,517	7,509,369
Allowance for credit losses - loans and leases	(113,040)	(108,834)
Net loans and leases	7,348,477	7,400,535
Servicing assets, at fair value	19,242	19,234
Premises and equipment, net	55,735	57,988
Other real estate owned, net	2,781	3,394
Goodwill and other intangible assets, net	196,815	200,520
Bank-owned life insurance	108,940	107,462
Deferred tax assets, net	57,124	41,779
Accrued interest receivable and other assets	209,918	221,968
Total assets	$9,898,780	$9,652,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest-bearing demand deposits	$1,872,965	$1,818,888
Interest-bearing deposits	6,166,145	5,828,555
Total deposits	8,039,110	7,647,443
Other borrowings	272,629	419,598
Subordinated notes, net	73,995	73,940
Junior subordinated debentures issued to capital trusts, net	72,016	71,409
Accrued interest payable and other liabilities	165,788	172,380
Total liabilities	8,623,538	8,384,770
COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	471	471
Additional paid-in capital	758,540	760,700
Retained earnings	748,048	645,724
Treasury stock, at cost	(98,874)	(65,914)
Accumulated other comprehensive loss, net of tax	(132,943)	(73,075)
Total stockholders’ equity	1,275,242	1,267,906
Total liabilities and stockholders’ equity	$9,898,780	$9,652,676

	September 30, 2026		December 31, 2025
	Preferred Shares	Common Shares	Preferred Shares	Common Shares
Par value	$0.01	$0.01	$0.01	$0.01
Shares authorized	25,000,000	150,000,000	25,000,000	150,000,000
Shares issued	—	47,835,067	—	47,871,512
Shares outstanding	—	44,674,518	—	45,545,928
Treasury shares	—	3,160,549	—	2,325,584

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans and leases	$128,969	$132,401	$382,443	$381,830
Interest on securities	15,042	13,289	43,057	39,323
Other interest and dividend income	3,581	2,936	8,054	6,867
Total interest and dividend income	147,592	148,626	433,554	428,020
INTEREST EXPENSE
Deposits	39,284	42,857	112,906	129,286
Other borrowings	1,750	1,502	7,681	4,733
Subordinated notes and debentures	2,882	4,377	8,592	9,908
Total interest expense	43,916	48,736	129,179	143,927
Net interest income	103,676	99,890	304,375	284,093
PROVISION FOR CREDIT LOSSES	6,748	5,298	19,447	26,400
Net interest income after provision for credit losses	96,928	94,592	284,928	257,693
NON-INTEREST INCOME
Fees and service charges on deposits	2,925	2,741	8,697	8,077
Loan servicing revenue	3,062	3,062	9,150	9,176
Loan servicing asset revaluation	(1,791)	(1,294)	(4,779)	(4,495)
ATM and interchange fees	1,289	1,015	3,597	3,108
Net realized gains (losses) on securities available-for-sale	—	—	21	(37)
Change in fair value of equity securities, net	218	(298)	(67)	596
Net gains on sales of loans	5,802	6,981	17,365	17,333
Wealth management and trust income	1,394	1,366	3,926	3,522
Other non-interest income	4,433	2,272	8,836	7,895
Total non-interest income	17,332	15,845	46,746	45,175
NON-INTEREST EXPENSE
Salaries and employee benefits	39,069	37,492	110,970	111,563
Occupancy and equipment expense, net	3,872	4,531	12,382	14,122
Impairment charge on assets held for sale	—	—	496	—
Loan and lease related expenses	832	1,274	2,513	3,039
Legal, audit and other professional fees	3,578	3,876	10,053	11,970
Data processing	4,773	4,903	14,564	15,060
Net loss recognized on other real estate owned and other related expenses	93	617	1,040	615
Other intangible assets amortization expense	1,235	1,494	3,705	4,111
Other non-interest expense	6,348	6,331	17,745	16,069
Total non-interest expense	59,800	60,518	173,468	176,549
INCOME BEFORE PROVISION FOR INCOME TAXES	54,460	49,919	158,206	126,319
PROVISION FOR INCOME TAXES	12,674	12,719	38,660	30,789
NET INCOME	$41,786	$37,200	$119,546	$95,530
EARNINGS PER COMMON SHARE
Basic	$0.94	$0.82	$2.68	$2.14
Diluted	$0.94	$0.82	$2.67	$2.12

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$41,786	$37,200	$119,546	$95,530
Securities available-for-sale
Unrealized holding gains (losses) arising during the period	(59,853)	17,515	(73,603)	56,322
Reclassification adjustments for net (gains) losses included in net income	—	—	(21)	37
Tax effect	15,645	(4,578)	19,245	(14,732)
Net of tax	(44,208)	12,937	(54,379)	41,627
Hedges
Unrealized holding gains (losses) arising during the period	(434)	527	499	894
Reclassification adjustments for net gains included in net income	(2,487)	(3,777)	(7,931)	(11,242)
Tax effect	764	849	1,943	2,705
Net of tax	(2,157)	(2,401)	(5,489)	(7,643)
Total other comprehensive income (loss)	(46,365)	10,536	(59,868)	33,984
Comprehensive income (loss)	$(4,579)	$47,736	$59,678	$129,514

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2025	45,866,649	$471	$756,029	$583,170	$(57,015)	$(90,239)	$1,192,416
Net income	—	—	—	37,200	—	—	37,200
Other comprehensive income, net of tax	—	—	—	—	—	10,536	10,536
Issuance of common stock upon exercise of stock options, net	11,812	—	137	—	—	—	137
Restricted stock activity, net	(11,060)	—	(389)	—	249	—	(140)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,586)	—	—	(4,586)
Repurchase of common stock	(7,424)	—	—	—	(193)	—	(193)
Share-based compensation expense	—	—	2,312	—	—	—	2,312
Balance, September 30, 2025	45,859,977	$471	$758,089	$615,784	$(56,959)	$(79,703)	$1,237,682

Balance, January 1, 2025	44,459,584	$455	$717,763	$533,901	$(46,935)	$(113,687)	$1,091,497
Net income	—	—	—	95,530	—	—	95,530
Other comprehensive income, net of tax	—	—	—	—	—	33,984	33,984
Issuance of common stock upon exercise of stock options, net	141,158	—	(22)	—	(1,324)	—	(1,346)
Restricted stock activity, net	218,526	—	(7,628)	—	4,442	—	(3,186)
Issuance of common stock in connection with employee stock purchase plan	31,190	—	—	—	834	—	834
Issuance of common stock due to business combination, net of issuance costs	1,586,542	16	41,287	—	—	—	41,303
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(13,647)	—	—	(13,647)
Repurchases of common stock	(577,023)	—	—	—	(13,976)	—	(13,976)
Share-based compensation expense	—	—	6,689	—	—	—	6,689
Balance, September 30, 2025	45,859,977	$471	$758,089	$615,784	$(56,959)	$(79,703)	$1,237,682

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Accumulated Other	Total
(dollars in thousands,	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
except share data)	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, June 30, 2026	45,191,493	$471	$756,361	$712,588	$(78,627)	$(86,578)	$1,304,215
Net income	—	—	—	41,786	—	—	41,786
Other comprehensive loss, net of tax	—	—	—	—	—	(46,365)	(46,365)
Issuance of common stock upon exercise of stock options, net	9,450	—	120	—	—	—	120
Restricted stock activity, net	(4,445)	—	(245)	—	135	—	(110)
Cash dividends declared on common stock ($0.14 per share)	—	—	—	(6,326)	—	—	(6,326)
Repurchases of common stock	(521,980)	—	—	—	(20,382)	—	(20,382)
Share-based compensation expense	—	—	2,304	—	—	—	2,304
Balance, September 30, 2026	44,674,518	$471	$758,540	$748,048	$(98,874)	$(132,943)	$1,275,242

Balance, January 1, 2026	45,545,928	$471	$760,700	$645,724	$(65,914)	$(73,075)	$1,267,906
Net income	—	—	—	119,546	—	—	119,546
Other comprehensive loss, net of tax	—	—	—	—	—	(59,868)	(59,868)
Issuance of common stock upon exercise of stock options, net	20,317	—	258	—	—	—	258
Restricted stock activity, net	191,768	—	(9,334)	—	5,166	—	(4,168)
Issuance of common stock in connection with employee stock purchase plan	31,221	—	—	—	1,176	—	1,176
Cash dividends declared on common stock ($0.38 per share)	—	—	—	(17,222)	—	—	(17,222)
Repurchases of common stock	(1,114,716)	—	—	—	(39,302)	—	(39,302)
Share-based compensation expense	—	—	6,916	—	—	—	6,916
Balance, September 30, 2026	44,674,518	$471	$758,540	$748,048	$(98,874)	$(132,943)	$1,275,242

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,546	$95,530
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	19,447	26,400
Impairment loss on assets held for sale	496	—
Impairment loss on securities available-for-sale	1,082	—
Depreciation and amortization of premises and equipment	3,245	3,410
Net accretion of securities	(4,863)	(4,116)
Change in fair value of equity securities, net	67	(596)
Net (gains) losses on sales and calls of securities available-for-sale	(21)	37
Net (gains) losses on sales or disposals of premises and assets held for sale	49	(843)
Net gains on sales of loans	(17,365)	(17,333)
Net gains on sales of leases	—	(119)
Originations of U.S. government guaranteed loans	(239,176)	(256,994)
Proceeds from U.S. government guaranteed loans sold	228,964	214,197
Accretion of premiums and discounts on acquired loans, net	(5,981)	(8,101)
Net change in servicing assets	(8)	(67)
Net losses on sales and valuation adjustments of other real estate owned	755	491
Net amortization of other acquisition accounting adjustments	3,745	4,206
Amortization of subordinated debt issuance cost	85	133
Loss on extinguishment of subordinated debt	—	843
Accretion of junior subordinated debentures discount	607	382
Share-based compensation expense	6,916	6,689
Deferred tax provision	5,843	1,969
Increase in cash surrender value of bank owned life insurance	(2,886)	(2,630)
Gain on death benefit on bank owned life insurance	(1,508)	(587)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(7,372)	1,087
Accrued interest payable and other liabilities	19,570	19,848
Net cash provided by operating activities	131,237	83,836
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of equity securities	8,396	—
Proceeds from calls of equity securities	300	—
Purchases of securities available-for-sale	(596,566)	(151,270)
Proceeds from maturities and calls of securities available-for-sale	117,621	65,883
Proceeds from paydowns of securities available-for-sale	161,915	124,307
Proceeds from sales of securities available-for-sale	9,109	14,221
Proceeds from maturities and calls of securities held-to-maturity	—	605
Redemptions of Federal Home Loan Bank stock, net	11,045	11,518
Proceeds from other loans and leases sold	18,898	12,184
Net change in loans and leases	11,369	(407,077)
Purchases of premises and equipment	(2,258)	(3,481)
Proceeds from sales of assets held for sale	—	2,146
Proceeds from sales of other real estate owned	7,182	1,304
Proceeds from bank owned life insurance death benefit	1,950	1,736
Net cash received in acquisition of business	—	61,834
Net cash used in investing activities	(251,039)	(266,090)

See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements.

BYLINE BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$391,627	$90,282
Repayments of term loan	—	(11,667)
Proceeds from short-term borrowings	8,387,200	5,890,000
Repayments of short-term borrowings	(8,560,200)	(6,145,000)
Proceeds from long-term borrowings	29,450	—
Proceeds from subordinated debt, net	—	73,955
Net change in securities sold under agreements to repurchase	(3,419)	9,180
Dividends paid on common stock	(17,284)	(13,658)
Proceeds from issuance of common stock	1,032	1,180
Repurchases of common stock	(39,024)	(13,976)
Net cash provided by (used in) financing activities	189,382	(119,704)
NET CHANGE IN CASH AND CASH EQUIVALENTS	69,580	(301,958)
CASH AND CASH EQUIVALENTS, beginning of period	149,095	563,138
CASH AND CASH EQUIVALENTS, end of period	$218,675	$261,180
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$131,175	$151,591
Cash paid during the period for income taxes	$32,472	$33,594
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$7,324	$677
Transfer of land and premises to assets held for sale	$1,217	$1,311
Right-of-use assets exchanged for operating lease liabilities	$1,863	$2,175
Due from counterparties - loans sold, not settled	$6,251	$24,616
Common dividend declared, not paid	$(62)	$(11)
Common share withholding	$4,168	$5,003
Common stock issued due to acquisition of business	$—	$41,303
Total assets acquired from acquisition	$—	$321,991
Value ascribed to goodwill	$—	$147
Total liabilities assumed from acquisition	$—	$280,634

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2026 for potential recognition or disclosure. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the SEC and the accounting standards for interim financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

The Company has one reportable segment. The Company’s chief operating decision makers evaluate the operations of the Company using consolidated information for purposes of allocating resources and assessing performance. Refer to Note 21—Segment Information for additional disclosures.

On October 6, 2026, we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of Illinois State Bancorp, Inc., an Illinois corporation ("Illinois State Bancorp"), and Illinois State Bancorp’s wholly owned bank subsidiaries, First Nations Bank and The Bank of Bourbonnais, both Illinois chartered banks. As of September 30, 2026, on a consolidated basis, Illinois State Bancorp reported $609.6 million in assets, $477.6 million of loans, and $500.2 million of deposits. Under the terms of the merger agreement, at the closing of the transaction, Byline will issue approximately 1.4 million shares of common stock and $28.9 million in cash to Illinois State Bancorp shareholders. In addition, Byline will pay approximately $5.1 million in cash in connection with the settlement of all outstanding stock options. Completion of the transaction is subject to regulatory approvals, the approval of Illinois State Bancorp's shareholders, and the satisfaction of certain other closing conditions. We expect the acquisition to close in the first quarter of 2027.

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

During the third quarter of 2026, the Company refined the presentation of certain structured mortgage-backed securities within its securities available-for-sale disclosures. Prior-period amounts have been reclassified to conform to the current-period presentation. The reclassification had no impact on total securities available-for-sale, total assets, stockholders' equity, net income, earnings per share, accumulated other comprehensive income, or regulatory capital ratios.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2—Accounting Pronouncements Recently Adopted or Issued

The following reflect recent accounting pronouncements that have been adopted or are pending adoption by the Company.

Adopted Accounting Pronouncements

Financial Instruments – Credit Losses (Topic 326) – Purchased Loans – In November 2025, the FASB issued ASU 2025-08 to change the accounting for certain acquired purchased seasoned loans ("PSL") by applying the gross‑up method, which records an allowance for expected credit losses at acquisition as an adjustment to amortized cost basis rather than a Day 1 provision through earnings. The guidance is intended to simplify post‑acquisition accounting, reduce inconsistency between purchased credit deteriorated ("PCD") and non-PCD loans, and eliminate Day 1 credit loss expense for in‑scope PSLs. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. As of January 1, 2026, the Company adopted this guidance on a prospective basis. Early adoption will eliminate Day 1 credit loss expense on future eligible purchased loans and provide consistency in accounting with PCD loans.

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

Merger-related expenses, including salaries and employee benefits of $3.5 million, acquisition advisory expenses of $788,000, core system conversion expenses of $696,000, and other non-interest expenses of $78,000 related to the acquisition are reflected in non-interest expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. There were no merger-related expenses in the three months ended September 30, 2025.

There were no merger-related expenses in the three or nine months ended September 30, 2026.

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

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2025, as if the acquisition had occurred on January 1, 2025. The pro forma results combine the historical results of First Security into our Condensed Consolidated Statements of Operations, including the impact of certain acquisition accounting adjustments, which includes loan discount accretion, intangible assets amortization, and deposit premium amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2025. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Recognized acquisition-related expenses and other adjustments related to the timing of expenses, are included in net income in the following table:

For the Nine Months Ended
September 30,
(unaudited)	2025
Total revenues (net interest income and non-interest income)	$332,900
Net income	$96,647
Earnings per share—basic	$2.14
Earnings per share—diluted	$2.12

The operating results of the Company include the operating results generated by the acquired assets and assumed liabilities of First Security for the period from April 1, 2025 through September 30, 2026. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as First Security was merged into the Company and separate financial information is not readily available.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 4—Securities

The following tables summarize the amortized cost and fair values of securities available-for-sale as of the dates presented and the corresponding amounts of gross unrealized gains and losses and cumulative basis adjustments for fair value:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$163,912	$—	$(1,440)	$—	$162,472
U.S. Government agencies	111,038	—	(11,740)	—	99,298
Obligations of states, municipalities, and political subdivisions	36,304	2	(4,510)	(198)	31,598
Residential mortgage-backed securities
Agency	925,600	4	(100,248)	(909)	824,447
Non-agency	144,826	—	(22,490)	(821)	121,515
Commercial mortgage-backed securities
Agency	426,746	—	(43,912)	(1,209)	381,625
Corporate securities	19,780	—	(658)	(48)	19,074
Total	$1,828,206	$6	$(184,998)	$(3,185)	$1,640,029

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Basis Adjustments(1)	Fair Value
Available-for-sale
U.S. Treasury Notes	$29,655	$268	$(33)	$—	$29,890
U.S. Government agencies	118,674	32	(8,959)	—	109,747
Obligations of states, municipalities, and political subdivisions	56,705	309	(2,470)	10	54,554
Residential mortgage-backed securities
Agency	881,735	8,407	(64,874)	30	825,298
Non-agency	143,372	419	(16,083)	23	127,731
Commercial mortgage-backed securities
Agency	253,758	787	(28,286)	34	226,293
Corporate securities	30,318	1	(887)	1	29,433
Asset-backed securities	2,159	1	—	—	2,160
Total	$1,516,376	$10,224	$(121,592)	$98	$1,405,106

(1) Basis adjustments represent the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangements. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

The Company did not classify securities as trading during the three and nine months ended September 30, 2026 or during 2025. There were no securities classified as held-to-maturity in our investment portfolio as of September 30, 2026 or December 31, 2025.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates presented, are summarized as follows:

		Less than 12 Months		12 Months or Longer		Total
September 30, 2026	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	12	$152,519	$(1,400)	$4,953	$(40)	$157,472	$(1,440)
U.S. Government agencies	15	3,366	(23)	95,933	(11,717)	99,299	(11,740)
Obligations of states, municipalities and political subdivisions	30	12,638	(677)	18,137	(3,833)	30,775	(4,510)
Residential mortgage-backed securities
Agency	147	436,536	(21,753)	384,691	(78,495)	821,227	(100,248)
Non-agency	23	45,467	(3,248)	76,046	(19,242)	121,513	(22,490)
Commercial mortgage-backed securities
Agency	80	228,105	(7,605)	153,520	(36,307)	381,625	(43,912)
Corporate securities	9	5,435	(60)	13,389	(598)	18,824	(658)
Total	316	$884,066	$(34,766)	$746,669	$(150,232)	$1,630,735	$(184,998)

		Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Notes	1	$—	$—	$4,952	$(33)	$4,952	$(33)
U.S. Government agencies	14	—	—	103,722	(8,959)	103,722	(8,959)
Obligations of states, municipalities and political subdivisions	15	1,032	(10)	31,802	(2,460)	32,834	(2,470)
Residential mortgage-backed securities
Agency	94	31,077	(47)	459,883	(64,827)	490,960	(64,874)
Non-agency	21	2,878	(5)	104,650	(16,078)	107,528	(16,083)
Commercial mortgage-backed securities
Agency	45	1,697	(10)	170,378	(28,276)	172,075	(28,286)
Corporate securities	15	3,477	(16)	25,705	(871)	29,182	(887)
Total	205	$40,161	$(88)	$901,092	$(121,504)	$941,253	$(121,592)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company evaluated securities with unrealized losses for potential credit losses and determined no credit losses exist. There were 316 securities available-for-sale with unrealized losses at September 30, 2026. The evaluation for potential credit losses is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing payment performance of the securities.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Accrued interest receivable on securities available-for-sale totaled $5.5 million at September 30, 2026 and $4.6 million at December 31, 2025, respectively, and is excluded from the estimate of credit losses.

As of September 30, 2026, management intends to sell an Agency commercial mortgage-backed security for factors unrelated to credit. An impairment loss of $1.1 million was recognized in other non-interest expense in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026. The Company anticipates full recovery of amortized cost with respect to remaining securities by maturity. The Company does not intend to sell these remaining securities and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity.

The proceeds from all sales and calls of securities available-for-sale, and the associated gains and losses were as follows for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Proceeds	$—	$—	$19,202	$14,221
Gross gains	—	—	106	90
Gross losses	—	—	85	127

Securities posted and pledged as collateral for the following purpose or beneficiary as of the following dates:

Purpose or beneficiary	September 30, 2026	December 31, 2025
Public fund deposits	$488,342	$393,845
Customer repurchase agreements	89,246	75,681
Letters of credit	25,756	33,883
Federal Reserve Bank	—	—
Total pledged securities	$603,344	$503,409

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

At September 30, 2026, the amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$37,726	$37,327
Due from one to five years	237,341	228,385
Due from five to ten years	30,536	25,999
Due after ten years	25,431	20,731
Mortgage-backed securities	1,497,172	1,327,587
Total	$1,828,206	$1,640,029

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 5—Loan and Lease Receivables and Allowance for Credit Losses

Loan and Lease Receivables

Outstanding loan and lease receivables as of the dates presented were categorized as follows:

	September 30,	December 31,
	2026	2025
Commercial real estate	$2,575,241	$2,604,500
Residential real estate	796,506	756,870
Construction, land development, and other land	241,553	409,233
Commercial and industrial	3,138,151	2,961,959
Installment and other	7,344	17,727
Lease financing receivables	690,493	746,309
Total loans and leases	7,449,288	7,496,598
Net unamortized deferred fees and costs	7,266	6,774
Initial direct costs	4,963	5,997
Allowance for credit losses - loans and leases	(113,040)	(108,834)
Net loans and leases	$7,348,477	$7,400,535

	September 30,	December 31,
	2026	2025
Lease financing receivables
Net minimum lease payments	$623,696	$691,681
Unguaranteed residual values	145,448	143,839
Unearned income	(78,651)	(89,211)
Total lease financing receivables	690,493	746,309
Initial direct costs	4,963	5,997
Lease financial receivables before allowance for credits losses - loans and leases	$695,456	$752,306

Total loans and leases consist of originated, purchased credit deteriorated, and acquired non-credit-deteriorated loans and leases. Fair value adjustments for acquired loans are included in total loans and leases. At September 30, 2026 and December 31, 2025, total loans and leases included the guaranteed amount of U.S. government guaranteed loans of $113.7 million and $97.8 million, respectively. At September 30, 2026 and December 31, 2025, the discount on the unguaranteed portion of U.S. government guaranteed loans was $26.3 million and $25.6 million, respectively, which is included in total loans and leases. At September 30, 2026 and December 31, 2025, commercial and industrial loans included overdraft deposits of $759,000 and $2.6 million, respectively, which were reclassified as loans. At September 30, 2026 and December 31, 2025, loans and leases and loans held for sale pledged as security for borrowings were $2.3 billion and $2.0 billion, respectively. Accrued interest on loans and leases was $33.1 million and $34.8 million at September 30, 2026 and December 31, 2025, respectively, and is included in the accrued interest receivable and other assets line item on the Condensed Consolidated Statement of Financial Condition.

The minimum annual lease payments for lease financing receivables as of September 30, 2026 are summarized as follows:

Minimum Lease Payments
Remainder of 2026	$64,829
2027	237,599
2028	165,195
2029	97,828
2030	46,334
Thereafter	11,911
Total	$623,696

Originated loans and leases represent originations excluding loans initially acquired in a business combination. However, once an acquired loan reaches its maturity date, and is re-underwritten and renewed, it is classified as an originated loan. PCD loans are those acquired from a business combination with evidence of credit quality deterioration and are accounted

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

for under ASC Topic 326. Acquired non-credit-deteriorated loans represent loans acquired with an outstanding balance from a business combination without more than insignificant evidence of credit quality deterioration and are accounted for under ASC Topic 310-20. The following tables summarize the balances for each respective loan and lease category as of the dates presented:

September 30, 2026	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,390,641	$50,926	$136,720	$2,578,287
Residential real estate	638,538	15,549	143,173	797,260
Construction, land development, and other land	237,851	2,689	—	240,540
Commercial and industrial	3,070,144	5,332	67,086	3,142,562
Installment and other	4,324	64	3,024	7,412
Lease financing receivables	695,456	—	—	695,456
Total loans and leases	$7,036,954	$74,560	$350,003	$7,461,517

December 31, 2025	Originated	Purchased Credit Deteriorated	Acquired Non-Credit- Deteriorated	Total
Commercial real estate	$2,338,109	$68,987	$200,089	$2,607,185
Residential real estate	567,158	20,788	169,478	757,424
Construction, land development, and other land	360,003	2,533	45,542	408,078
Commercial and industrial	2,856,214	12,570	97,786	2,966,570
Installment and other	3,470	73	14,263	17,806
Lease financing receivables	752,306	—	—	752,306
Total loans and leases	$6,877,260	$104,951	$527,158	$7,509,369

PCD loans—The unpaid principal balance and carrying value for PCD loans, excluding an allowance for credit losses of $2.2 million and $3.0 million, at September 30, 2026 and December 31, 2025, respectively, were as follows for the dates presented:

	September 30, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$93,208	$50,926	$112,318	$68,987
Residential real estate	59,422	15,549	64,847	20,788
Construction, land development, and other land	2,741	2,689	2,648	2,533
Commercial and industrial	7,572	5,332	14,962	12,570
Installment and other	729	64	738	73
Total purchased credit deteriorated loans	$163,672	$74,560	$195,513	$104,951

The following table is a reconciliation of acquired First Security PCD loans between their purchase price and their par value at the time of the acquisition. Refer to Note 3—Acquisition of a Business for additional information.

Fair value of PCD loans at acquisition	$21,809
Allowance for credit losses - loans and leases, at acquisition	3,206
Non-credit discount/premium at acquisition	1,370
Par value of acquired PCD loans at acquisition	$26,385

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Acquired non-credit-deteriorated loans —The unpaid principal balance and carrying value for acquired non-credit-deteriorated loans, excluding an allowance for credit losses of $2.1 million and $3.6 million at September 30, 2026 and December 31, 2025, respectively, were as follows for the dates presented:

	September 30, 2026		December 31, 2025
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial real estate	$139,889	$136,720	$204,719	$200,089
Residential real estate	151,951	143,173	179,873	169,478
Construction, land development, and other land	63	—	45,821	45,542
Commercial and industrial	69,294	67,086	101,049	97,786
Installment and other	3,029	3,024	14,274	14,263
Total acquired non-credit-deteriorated loans	$364,226	$350,003	$545,736	$527,158

The Company hedges interest rates on certain loans using interest rate swaps through which the Company pays variable amounts and receives fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

Allowance for Credit Losses ("ACL")

Loans and leases considered for inclusion in the allowance for credit losses include acquired non-credit-deteriorated loans, purchased credit deteriorated loans, and originated loans and leases.

The Bank’s credit risk rating methodology assigns risk ratings from 1 to 10, where a higher rating represents higher risk. Risk ratings for all loans of $1.0 million or more are reviewed annually. The risk rating categories are described by the following groupings:

Pass—Ratings 1–4 define the risk levels of borrowers and guarantors that offer a minimal to an acceptable level of risk.

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

Revolving loans that are converted to term loans are treated as new originations and are presented by year of origination. Generally, existing term loans that are re-underwritten are reflected in the table in the year of renewal. During the nine months ended September 30, 2026, there were $31.2 million of revolving loans that were converted to term loans. During the year ended December 31, 2025, there were $43.3 million of revolving loans that were converted to term loans.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the risk rating categories of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation, as of the dates presented, and includes the gross charge-offs for the nine months ended September 30, 2026 and year ended December 31, 2025:

	Term loans amortized cost by origination year						Revolving	Total
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans
Commercial Real Estate
Pass	$328,610	$418,427	$222,955	$211,180	$303,634	$905,841	$25,965	$2,416,612
Watch	—	3,294	27,293	27,423	18,550	25,311	—	101,871
Special Mention	—	—	68	2,337	1,173	21,563	—	25,141
Substandard	—	1,480	7,621	4,797	3,682	17,083	—	34,663
Total	$328,610	$423,201	$257,937	$245,737	$327,039	$969,798	$25,965	$2,578,287
Gross charge-offs, nine months ended September 30, 2026	$—	$—	$1,541	$212	$883	$179	$—	$2,815
Residential Real Estate
Pass	$89,995	$74,034	$31,736	$70,378	$112,192	$330,957	$75,495	$784,787
Watch	—	—	—	353	681	8,129	665	9,828
Special Mention	—	—	—	—	—	—	—	—
Substandard	337	—	—	—	830	1,313	165	2,645
Total	$90,332	$74,034	$31,736	$70,731	$113,703	$340,399	$76,325	$797,260
Gross charge-offs, nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Construction, Land Development, & Land
Pass	$33,157	$76,201	$50,306	$47,786	$19,156	$1,027	$150	$227,783
Watch	—	—	10,068	—	—	—	—	10,068
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,689	—	—	2,689
Total	$33,157	$76,201	$60,374	$47,786	$21,845	$1,027	$150	$240,540
Gross charge-offs, nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$409,357	$390,528	$299,324	$329,906	$310,488	$386,032	$606,482	$2,732,117
Watch	9,217	47,528	19,270	32,450	19,613	33,131	94,239	255,448
Special Mention	—	7,215	975	1,425	1,713	8,770	25,789	45,887
Substandard	44	2,563	8,098	26,448	14,667	46,848	10,442	109,110
Total	$418,618	$447,834	$327,667	$390,229	$346,481	$474,781	$736,952	$3,142,562
Gross charge-offs, nine months ended September 30, 2026	$—	$646	$2,468	$2,383	$1,915	$6,694	$1,170	$15,276
Installment and Other
Pass	$1,066	$2,178	$125	$76	$5	$1,928	$2,033	$7,411
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	—	—
Total	$1,066	$2,178	$125	$76	$5	$1,929	$2,033	$7,412
Gross charge-offs, nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—
Lease Financing Receivables
Pass	$162,390	$240,448	$139,040	$100,292	$36,255	$3,938	$—	$682,363
Watch	—	—	175	101	—	—	—	276
Special Mention	—	—	—	—	—	—	—	—
Substandard	497	1,622	4,232	3,504	2,518	444	—	12,817
Total	$162,887	$242,070	$143,447	$103,897	$38,773	$4,382	$—	$695,456
Gross charge-offs, nine months ended September 30, 2026	$—	$244	$600	$455	$633	$484	$—	$2,416
Total Loans and Leases
Risk Rating
Pass	$1,024,575	$1,201,816	$743,486	$759,618	$781,730	$1,629,723	$710,125	$6,851,073
Watch	9,217	50,822	56,806	60,327	38,844	66,571	94,904	377,491
Special Mention	—	7,215	1,043	3,762	2,886	30,334	25,789	71,029
Substandard	878	5,665	19,951	34,749	24,386	65,688	10,607	161,924
Total	$1,034,670	$1,265,518	$821,286	$858,456	$847,846	$1,792,316	$841,425	$7,461,517
Gross charge-offs, nine months ended September 30, 2026	$—	$890	$4,609	$3,050	$3,431	$7,357	$1,170	$20,507

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

	Term loans amortized cost by origination year						Revolving	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans
Commercial Real Estate
Pass	$449,861	$274,551	$206,477	$383,069	$440,425	$593,704	$8,056	$2,356,143
Watch	1,775	18,531	35,999	40,957	8,149	70,295	—	175,706
Special Mention	—	3,122	2,666	1,374	8,858	15,130	—	31,150
Substandard	221	6,669	9,508	3,406	5,490	18,892	—	44,186
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185
Gross charge-offs, year ended December 31, 2025	$—	$175	$210	$285	$228	$10,638	$—	$11,536
Residential Real Estate
Pass	$68,665	$40,653	$71,760	$119,383	$84,588	$269,136	$66,211	$720,396
Watch	—	—	582	3,789	9,438	19,984	1,405	35,198
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	384	25	94	980	347	1,830
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$70	$—	$70
Construction, Land Development, & Land
Pass	$44,665	$75,494	$115,338	$55,991	$39,517	$6,772	$110	$337,887
Watch	—	9,676	—	32,615	—	3,004	—	45,295
Special Mention	—	—	—	12,366	9,997	52	—	22,415
Substandard	—	—	—	2,481	—	—	—	2,481
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & Industrial
Pass	$443,606	$345,964	$349,598	$385,699	$211,144	$207,576	$607,729	$2,551,316
Watch	1,389	14,575	38,505	22,239	20,172	16,689	55,885	169,454
Special Mention	30,933	2,301	23,003	8,626	34,508	36,783	41,505	177,659
Substandard	589	4,901	8,577	22,708	12,004	11,023	8,339	68,141
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570
Gross charge-offs, year ended December 31, 2025	$—	$3,359	$3,394	$6,193	$1,281	$5,616	$522	$20,365
Installment and Other
Pass	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Watch	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806
Gross charge-offs, year ended December 31, 2025	$—	$—	$—	$—	$20	$4	$—	$24
Lease Financing Receivables
Pass	$306,220	$191,521	$156,133	$71,754	$18,230	$1,379	$—	$745,237
Watch	—	220	329	15	—	—	—	564
Special Mention	—	—	—	—	—	7	—	7
Substandard	319	2,341	1,723	1,584	531	—	—	6,498
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306
Gross charge-offs, year ended December 31, 2025	$50	$521	$616	$594	$532	$63	$—	$2,376
Total Loans and Leases
Pass	$1,315,547	$928,376	$899,429	$1,016,014	$793,915	$1,086,026	$689,478	$6,728,785
Watch	3,164	43,002	75,415	99,615	37,759	109,972	57,290	426,217
Special Mention	30,933	5,423	25,669	22,366	53,363	51,972	41,505	231,231
Substandard	1,129	13,911	20,192	30,204	18,119	30,895	8,686	123,136
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369
Gross charge-offs, year ended December 31, 2025	$50	$4,055	$4,220	$7,072	$2,061	$16,391	$522	$34,371

At September 30, 2026 and at December 31, 2025, there were no loans or leases that were risk rated Doubtful or Loss.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize contractual delinquency information of the loans and leases considered for inclusion in the allowance for credit losses - loans and leases calculation as of the dates presented:

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$328,610	$420,799	$250,316	$241,175	$321,854	$952,319	$25,965	$2,541,038
30-59 Days Past Due	—	—	—	—	1,604	2,957	—	4,561
60-89 Days Past Due	—	922	422	—	521	1,724	—	3,589
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	1,480	7,199	4,562	3,060	12,798	—	29,099
Total Past Due	—	2,402	7,621	4,562	5,185	17,479	—	37,249
Total	$328,610	$423,201	$257,937	$245,737	$327,039	$969,798	$25,965	$2,578,287
Residential Real Estate
Current	$89,995	$74,034	$31,736	$70,731	$112,609	$338,793	$76,160	$794,058
30-59 Days Past Due	—	—	—	—	—	99	—	99
60-89 Days Past Due	—	—	—	—	264	125	—	389
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	337	—	—	—	830	1,382	165	2,714
Total Past Due	337	—	—	—	1,094	1,606	165	3,202
Total	$90,332	$74,034	$31,736	$70,731	$113,703	$340,399	$76,325	$797,260
Construction, Land Development, & Land
Current	$33,157	$76,201	$60,374	$47,786	$21,845	$1,027	$150	$240,540
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$33,157	$76,201	$60,374	$47,786	$21,845	$1,027	$150	$240,540
Commercial & Industrial
Current	$418,574	$445,394	$319,657	$383,848	$342,752	$443,865	$733,748	$3,087,838
30-59 Days Past Due	—	—	—	33	—	—	135	168
60-89 Days Past Due	—	1,864	1,752	2,067	878	1,527	1,341	9,429
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	44	576	6,258	4,281	2,851	29,389	1,728	45,127
Total Past Due	44	2,440	8,010	6,381	3,729	30,916	3,204	54,724
Total	$418,618	$447,834	$327,667	$390,229	$346,481	$474,781	$736,952	$3,142,562
Installment and Other
Current	$1,066	$2,178	$125	$76	$5	$1,928	$2,033	$7,411
30-59 Days Past Due	—	—	—	—	—	1	—	1
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	1	—	1
Total	$1,066	$2,178	$125	$76	$5	$1,929	$2,033	$7,412
Lease Financing Receivables
Current	$161,584	$239,433	$139,573	$99,716	$36,512	$3,836	$—	$680,654
30-59 Days Past Due	124	1,097	678	1,691	197	48	—	3,835
60-89 Days Past Due	1,141	274	379	182	240	70	—	2,286
Greater than 90 Accruing	—	404	—	64	58	18	—	544
Non-accrual	38	862	2,817	2,244	1,766	410	—	8,137
Total Past Due	1,303	2,637	3,874	4,181	2,261	546	—	14,802
Total	$162,887	$242,070	$143,447	$103,897	$38,773	$4,382	$—	$695,456
Total Loans and Leases
Current	$1,032,986	$1,258,039	$801,781	$843,332	$835,577	$1,741,768	$838,056	$7,351,539
30-59 Days Past Due	124	1,097	678	1,724	1,801	3,105	135	8,664
60-89 Days Past Due	1,141	3,060	2,553	2,249	1,903	3,446	1,341	15,693
Greater than 90 Accruing	—	404	—	64	58	18	—	544
Non-accrual	419	2,918	16,274	11,087	8,507	43,979	1,893	85,077
Total Past Due	1,684	7,479	19,505	15,124	12,269	50,548	3,369	109,978
Total	$1,034,670	$1,265,518	$821,286	$858,456	$847,846	$1,792,316	$841,425	$7,461,517

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans
Commercial Real Estate
Current	$450,732	$294,398	$245,788	$424,971	$461,263	$684,116	$8,056	$2,569,324
30-59 Days Past Due	906	1,501	—	483	—	1,578	—	4,468
60-89 Days Past Due	—	1,090	1,334	800	—	1,309	—	4,533
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	219	5,884	7,528	2,552	1,659	11,018	—	28,860
Total Past Due	1,125	8,475	8,862	3,835	1,659	13,905	—	37,861
Total	$451,857	$302,873	$254,650	$428,806	$462,922	$698,021	$8,056	$2,607,185

Residential Real Estate
Current	$68,665	$40,653	$72,342	$121,355	$94,026	$288,227	$67,167	$752,435
30-59 Days Past Due	—	—	—	1,550	—	892	449	2,891
60-89 Days Past Due	—	—	384	267	—	—	—	651
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	25	94	981	347	1,447
Total Past Due	—	—	384	1,842	94	1,873	796	4,989
Total	$68,665	$40,653	$72,726	$123,197	$94,120	$290,100	$67,963	$757,424

Construction, Land Development, & Land
Current	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078
30-59 Days Past Due	—	—	—	—	—	—	—	—
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	—	—	—	—	—
Total	$44,665	$85,170	$115,338	$103,453	$49,514	$9,828	$110	$408,078

Commercial & Industrial
Current	$475,173	$359,765	$408,846	$427,149	$266,807	$262,362	$709,310	$2,909,412
30-59 Days Past Due	755	3,257	1,600	1,754	39	1,137	847	9,389
60-89 Days Past Due	—	2,312	5,797	583	92	1,182	349	10,315
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	589	2,407	3,440	9,786	10,890	7,390	2,952	37,454
Total Past Due	1,344	7,976	10,837	12,123	11,021	9,709	4,148	57,158
Total	$476,517	$367,741	$419,683	$439,272	$277,828	$272,071	$713,458	$2,966,570

Installment and Other
Current	$2,530	$193	$123	$114	$11	$7,459	$7,372	$17,802
30-59 Days Past Due	—	—	—	4	—	—	—	4
60-89 Days Past Due	—	—	—	—	—	—	—	—
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	—	—	—	—	—	—	—	—
Total Past Due	—	—	—	4	—	—	—	4
Total	$2,530	$193	$123	$118	$11	$7,459	$7,372	$17,806

Lease Financing Receivables
Current	$302,162	$189,542	$153,521	$70,493	$17,351	$1,310	$—	$734,379
30-59 Days Past Due	1,960	1,144	1,430	528	180	29	—	5,271
60-89 Days Past Due	2,384	2,775	2,227	934	760	47	—	9,127
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	33	621	1,007	1,398	470	—	—	3,529
Total Past Due	4,377	4,540	4,664	2,860	1,410	76	—	17,927
Total	$306,539	$194,082	$158,185	$73,353	$18,761	$1,386	$—	$752,306

Total Loans and Leases
Current	$1,343,927	$969,721	$995,958	$1,147,535	$888,972	$1,253,302	$792,015	$7,391,430
30-59 Days Past Due	3,621	5,902	3,030	4,319	219	3,636	1,296	22,023
60-89 Days Past Due	2,384	6,177	9,742	2,584	852	2,538	349	24,626
Greater than 90 Accruing	—	—	—	—	—	—	—	—
Non-accrual	841	8,912	11,975	13,761	13,113	19,389	3,299	71,290
Total Past Due	6,846	20,991	24,747	20,664	14,184	25,563	4,944	117,939
Total	$1,350,773	$990,712	$1,020,705	$1,168,199	$903,156	$1,278,865	$796,959	$7,509,369

Total non-accrual loans without an allowance included $8.9 million of commercial real estate loans, $698,000 of residential real estate, and $9.1 million of commercial and industrial loans as of September 30, 2026. The Company recognized $745,000 and $2.2 million of interest income on non-accrual loans and leases for the three and nine months ended September 30, 2026, respectively.

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

The following tables summarize the balance and activity within the allowance for credit losses - loans and leases, the components of the allowance for credit losses - loans and leases by loans and leases individually and collectively evaluated for impairment, and corresponding loan and lease balances by type for the periods presented:

September 30, 2026	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Provision/(recapture)	(3,769)	(510)	(176)	10,653	(15)	842	7,025
Charge-offs	(1,880)	—	—	(4,211)	—	(942)	(7,033)
Recoveries	862	7	—	283	—	35	1,187
Ending balance	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Nine months ended
Beginning balance	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Provision/(recapture)	(5,273)	(1,026)	(1,303)	25,916	(50)	2,184	20,448
Charge-offs	(2,815)	—	—	(15,276)	—	(2,416)	(20,507)
Recoveries	1,173	21	2	2,808	—	261	4,265
Ending balance	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Ending balance:
Individually evaluated for impairment	$3,883	$59	$1,312	$28,766	$—	$—	$34,020
Collectively evaluated for impairment	16,203	2,044	2,089	50,263	42	8,379	79,020
Total allowance for credit losses - loans and leases	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040

Loans and leases ending balance:
Individually evaluated for impairment	$33,601	$945	$2,689	$76,695	$—	$—	$113,930
Collectively evaluated for impairment	2,544,686	796,315	237,851	3,065,867	7,412	695,456	7,347,587
Total loans and leases	$2,578,287	$797,260	$240,540	$3,142,562	$7,412	$695,456	$7,461,517

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

September 30, 2025	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Allowance for credit losses - loans and leases
Three months ended
Beginning balance	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Provision/(recapture)	(720)	(171)	1,147	4,652	(68)	257	5,097
Charge-offs	(4,242)	—	—	(4,751)	(1)	(508)	(9,502)
Recoveries	792	7	—	1,534	—	62	2,395
Ending balance	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Nine months ended
Beginning balance	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision	7,752	(250)	1,134	15,413	86	1,795	25,930
Charge-offs	(11,182)	(70)	—	(12,450)	(24)	(1,772)	(25,498)
Recoveries	1,033	23	—	2,802	—	233	4,091
Ending balance	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ending balance:
Individually evaluated for impairment	$5,821	$179	$1,166	$12,685	$—	$—	$19,851
Collectively evaluated for impairment	21,158	2,588	3,565	50,076	107	8,372	85,866
Total allowance for credit losses - loans and leases	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717

Loans and leases ending balance:
Individually evaluated for impairment	$47,060	$1,421	$3,078	$40,245	$—	$—	$91,804
Collectively evaluated for impairment	2,475,086	754,520	461,960	2,890,209	16,645	750,531	7,348,951
Total loans and leases	$2,522,146	$755,941	$465,038	$2,930,454	$16,645	$750,531	$7,440,755

The Company increased the ACL - loans and leases by $1.2 million and $4.2 million for the three and nine months ended September 30, 2026, respectively. The Company decreased the ACL - loans and leases by $2.0 million and increased it by $7.7 million for the three and nine months ended September 30, 2025, respectively. During the second quarter of 2025, a $3.2 million adjustment was made to the allowance for credit losses to account for acquired PCD loans, as a result of the First Security acquisition.

For loans individually evaluated for impairment, the Company increased the ACL - loans and leases by $6.0 million and $11.8 million for the three and nine months ended September 30, 2026, and decreased the ACL - loans and leases for loans individually evaluated by $6.5 million and $3.7 million for the three and nine months ended September 30, 2025, respectively.

For loans and leases collectively evaluated for impairment, the ACL - loans and leases decreased by $4.9 million and $7.6 million for the three and nine months ended September 30, 2026, respectively. For loans and leases collectively evaluated for impairment, the ACL - loans and leases increased by $4.5 million and $11.4 million for the three and nine months ended September 30, 2025, respectively.

For the three months ended September 30, 2026, the increase in the ACL - loans and leases on loans individually evaluated for impairment was primarily due to higher non-performing loans, mainly in the commercial and industrial portfolio.

For the nine months ended September 30, 2026, the increase in the ACL - loans and leases on loans individually evaluated for impairment was primarily due to increased allocations resulting from newly downgraded commercial and industrial loans, and the decrease in the ACL - loans and leases on collectively evaluated loans and leases was primarily due to net risk rating migration upgrades and lower outstanding balances in commercial real estate loans and leases.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents loans to borrowers experiencing financial difficulty and with modified terms for the periods presented:

Three Months Ended September 30, 2026	Payment Delay	Term Modification	Interest Rate Reduction	Combination Term Modification and Payment Delay	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$20,900	$—	$—	$—	$—	$20,900	0.67%
Lease financing receivable	—	—	—	154	—	154	0.02%
Total modified loans and leases	$20,900	$—	$—	$154	$—	$21,054	0.28%

Nine Months Ended September 30, 2026	Payment Delay	Term Modification	Interest Rate Reduction	Combination Term Modification and Payment Delay	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$20,900	$1,628	$17,344	$—	$176	$40,048	1.27%
Lease financing receivable	—	54	—	235	—	289	0.04%
Total modified loans	$20,900	$1,682	$17,344	$235	$176	$40,337	0.54%

For the three months ended September 30, 2026, the financial effect of the term modifications presented above reflects a 4-month principal deferral and a 41-month extension of maturity date.

For the nine months ended September 30, 2026, the financial effect of the term modifications presented above reflects a 21-month extension of maturity date. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 1.0% reduction in the contractual rate. The financial effects of loans having a term modification reflected a 4-month weighted-average principal deferral.

Three Months Ended September 30, 2025	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$95	$243	$338	0.01%
Total modified loans and leases	$95	$243	$338	0.00%

Nine Months Ended September30, 2025	Term Modification	Combination Term Modification and Interest Rate Reduction	Total Modified by Class	% of Class of Loans and Leases
Commercial and industrial	$1,596	$243	$1,839	0.06%
Total modified loans and leases	$1,596	$243	$1,839	0.02%

For the three months ended September 30, 2025, the financial effect of the term modifications presented above reflects a six-month extension of maturity date. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 60-month extension of maturity date, a 2.5% reduction in the contractual rate, and other miscellaneous term adjustments.

For the nine months ended September 30, 2025, the financial effect of the term modifications presented above reflects a 12-month extension of maturity date. The financial effects of the modifications are estimated using a weighted average based on loan or lease amortized cost. The financial effect of loans having a combination of term modification and interest rate reduction presented above reflects a 60-month extension of maturity date, a 2.5% reduction in the contractual rate, and other miscellaneous term adjustments.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table presents the amortized cost basis of loans that had a payment default as of the dates presented, and were modified in the twelve months prior to default:

September 30, 2026	Term Modification	% of Class of Loans and Leases
Commercial real estate	$163	0.01%
Commercial and industrial	559	0.02%
Lease financing receivable	154	0.02%
Total modified loans and leases	$876	0.01%

September 30, 2025	Term Modification	% of Class of Loans and Leases
Commercial real estate	$6,946	0.30%
Commercial and industrial	2,109	0.10%
Total modified loans and leases	$9,055	0.10%

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

There was $3.5 million and $2.0 million in outstanding commitments on modified loans as of September 30, 2026 and December 31, 2025.

The following table presents the amortized cost basis of collateral-dependent loans and leases, which are individually evaluated to determine expected credit losses as of the dates presented:

September 30, 2026	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$11,731	$21,869	$—	$—	$—	$33,600
Residential real estate	—	—	—	—	945	—	—	945
Construction, land development, and other land	2,689	—	—	—	—	—	—	2,689
Commercial and industrial	—	—	—	—	—	—	43,209	43,209
Total	$2,689	$—	$11,731	$21,869	$945	$—	$43,209	$80,443

December 31, 2025	Commercial Construction	Residential Construction	Non-owner Occupied Commercial	Owner-Occupied Commercial	Single Family Residence (1st Lien)	Single Family Residence (2nd Lien)	Business Assets	Total
Commercial real estate	$—	$—	$12,463	$33,912	$—	$—	$—	$46,375
Residential real estate	—	—	—	—	85	384	—	469
Construction, land development, and other land	2,481	616	—	—	—	—	—	3,097
Commercial and industrial	—	—	—	—	—	—	35,608	35,608
Total	$2,481	$616	$12,463	$33,912	$85	$384	$35,608	$85,549

The following table presents the change in the balance of the allowance for credit losses - unfunded commitments as of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$2,491	$3,136	$3,215	$2,391
Adjustment for acquired loans	—	—	—	476
Provision for/(recapture of) unfunded commitments	(277)	201	(1,001)	470
Ending balance	$2,214	$3,337	$2,214	$3,337

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 6—Servicing Assets

Activity for servicing assets and the related changes in fair value for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$19,291	$18,797	$19,234	$18,952
Additions, net	1,742	1,516	4,787	4,562
Changes in fair value	(1,791)	(1,294)	(4,779)	(4,495)
Ending balance	$19,242	$19,019	$19,242	$19,019

Loans serviced for others are not included in the Condensed Consolidated Statements of Financial Condition. The unpaid principal balances of these loans serviced for others as of the dates presented were as follows:

	September 30,	December 31,
	2026	2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,431,747	$1,408,358
USDA guaranteed loans	150,431	185,709
Total	$1,582,178	$1,594,067

Loan servicing revenue totaled $3.1 million for both of the three months ended September 30, 2026 and 2025, respectively. Loan servicing revenue totaled $9.2 million for both of the nine months ended September 30, 2026 and 2025.

Loan servicing asset revaluation, which represents the changes in fair value of servicing assets, resulted in a downward valuation adjustment of $1.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Loan servicing asset revaluation resulted in a downward valuation adjustment of $4.8 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in secondary market premiums and prepayment speed assumptions have the most significant impact on the fair value of servicing rights. Generally, as interest rates rise on variable rate loans, loan prepayments increase due to an increase in refinance activity, which may result in a decrease in the fair value of servicing assets. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time, and those assumptions may change over time. Refer to Note 15—Fair Value Measurement for additional information.

Note 7—Other Real Estate Owned ("OREO")

The following table presents the change in OREO for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$3,153	$4,946	$3,394	$5,170
Acquisitions of OREO through business combination	—	—	—	168
Net additions to OREO	6,779	81	7,324	677
Proceeds from sales of OREO	(7,065)	(288)	(7,182)	(1,304)
Gains on sales of OREO	742	31	754	162
Valuation adjustments	(828)	(550)	(1,509)	(653)
Ending balance	$2,781	$4,220	$2,781	$4,220

At September 30, 2026 and December 31, 2025, the balance of real estate owned did not include any foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2026 and December 31, 2025, consumer mortgage loans secured by residential real estate properties in foreclosure totaled $818,000 and $603,000, respectively.

There were no internally financed sales of OREO for the three and nine months ended September 30, 2026 or 2025.

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

The following table summarizes the amount and balance sheet line item for our operating lease right-of-use asset and liability as of the dates presented:

	Balance Sheet Line Item	September 30, 2026	December 31, 2025
Operating lease right-of-use asset	Accrued interest receivable and other assets	$8,858	$9,034
Operating lease liability	Accrued interest payable and other liabilities	9,577	9,851

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the Federal Home Loan Bank ("FHLB") regular advance rate, adjusted for the lease term and other factors. At September 30, 2026, the weighted average discount rate of operating leases was 3.96% and the weighted average remaining life of operating leases was 4.6 years, compared to 3.58% and 4.7 years as of December 31, 2025.

The following table presents components of total lease costs included as a component of occupancy expense on the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$737	$625	$2,198	$2,013
Short-term lease cost	58	148	256	428
Variable lease cost	277	449	829	1,314
Less: Sublease income	(158)	(136)	(462)	(404)
Total lease cost, net	$914	$1,086	$2,821	$3,351

Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $816,000 and $899,000 for the three months ended September 30, 2026 and 2025, respectively. Operating cash flows paid for operating lease amounts included in the measure of lease liabilities were $2.5 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The future minimum lease payments for operating leases, subsequent to September 30, 2026, as recorded on the Condensed Consolidated Statements of Financial Condition, are summarized as follows:

Operating Lease Commitments
Remainder of 2026	$757
2027	2,640
2028	2,354
2029	2,147
2030	1,229
Thereafter	1,399
Total undiscounted lease payments	10,526
Less: Imputed interest	(949)
Net lease liabilities	$9,577

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The total amount of minimum rentals to be received in the future on these subleases is approximately $1.8 million, and the leases have contractual lives extending to 2036. In addition to the above required lease payments, the Company has contractual obligations related primarily to information technology contracts and other maintenance contracts.

Note 9—Goodwill, Core Deposit Intangible and Other Intangible Assets

The following tables summarize the changes in the Company’s goodwill, core deposit intangible assets, and customer relationship intangible assets for the periods presented:

	For the Three Months Ended September 30,
	2026			2025
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$15,488	$710	$181,852	$20,678	$978
Amortization	—	(1,168)	(67)	—	(1,427)	(67)
Ending balance	$181,852	$14,320	$643	$181,852	$19,251	$911
Accumulated amortization	N/A	$66,276	$2,573	N/A	$61,345	$2,305
Weighted average remaining amortization period	N/A	7.2 years	2.4 years	N/A	8.0 years	3.4 years

	For the Nine Months Ended September 30,
	2026			2025
	Goodwill	Core Deposit Intangible	Customer Relationship Intangible	Goodwill	Core Deposit Intangible	Customer Relationship Intangible
Beginning balance	$181,852	$17,824	$844	$181,705	$15,281	$1,112
Additions	—	—	—	147	7,880	—
Amortization	—	(3,504)	(201)	—	(3,910)	(201)
Ending balance	$181,852	$14,320	$643	$181,852	$19,251	$911
Accumulated amortization	N/A	$66,276	$2,573	N/A	$61,345	$2,305
Weighted average remaining amortization period	N/A	7.2 years	2.4 years	N/A	8.0 years	3.4 years

During the nine months ended September 30, 2025, the Company recorded additional goodwill and core deposit intangible assets in conjunction with the First Security acquisition. Please refer to Note 3—Acquisition of a Business for additional information.

The following table presents the estimated amortization expense for core deposit intangible and customer relationship intangible assets remaining at September 30, 2026:

Estimated Amortization
Remainder of 2026	$1,235
2027	3,895
2028	3,162
2029	2,337
2030	1,790
Thereafter	2,544
Total	$14,963

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

During the second quarter of 2026, Illinois enacted IL Senate Bill 3019, which amends the IL Finance Authority Act, including an extension of the temporary limitation on NLD usage at various percentages in tax years 2027 through 2030. Starting in 2031, Illinois conforms to the Federal NLD utilization rules. Although the Company expects the NLD limit to be applicable, the Company anticipates full utilization of the NLD prior to statute expiration.

The effective tax rate for the nine months ended September 30, 2026 and 2025 was 24.4% for each period. The Company recorded a discrete income tax benefit of $2.2 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the Company realized a discrete income tax benefit of $1.3 million equal to the discount related to the purchase of Internal Revenue Code Section 45Z transfer credits to be utilized on the Company's 2025 federal tax return. Additionally, the Company realized a discrete tax benefit of $913,000 related to the exercise of stock options and vesting of restricted share awards. For the nine months ended September 30, 2025, the benefit was related to the exercise of stock options and vesting of restricted share awards.

Note 11—Deposits

The composition of deposits was as follows as of the dates presented:

	September 30,	December 31,
	2026	2025
Non-interest-bearing demand deposits	$1,872,965	$1,818,888
Interest-bearing checking accounts	1,346,583	878,638
Money market demand accounts	2,692,285	2,942,927
Other savings	474,333	489,504
Time deposits (below $250,000)	1,163,972	1,096,015
Time deposits ($250,000 and above)	488,972	421,471
Total deposits	$8,039,110	$7,647,443

At September 30, 2026, the scheduled maturities of time deposits were:

Scheduled Maturities
Remainder of 2026	$472,704
2027	1,160,783
2028	16,302
2029	1,303
2030	1,160
Thereafter	692
Total	$1,652,944

The Company hedges interest rates on certain money market accounts using interest rate swaps through which the Company receives variable amounts and pays fixed amounts. Refer to Note 16—Derivative Instruments and Hedge Activities for additional discussion.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 12—Other Borrowings

The following is a summary of the Company’s other borrowings as of the dates presented:

	September 30,	December 31,
	2026	2025
Federal Home Loan Bank advances	$196,450	$340,000
Securities sold under agreements to repurchase	76,179	79,598
Line of credit	—	—
Total	$272,629	$419,598

Byline Bank has the capacity to borrow funds from the discount window of the Federal Reserve System. As of September 30, 2026 and December 31, 2025, there were no outstanding advances under the Federal Reserve Bank ("FRB") discount window line. The Company pledges loans and leases as collateral for the FRB discount window borrowing. Refer to Note 5—Loan and Lease Receivables and Allowance for Credit Losses for additional discussion.

At September 30, 2026, the Company had variable-rate FHLB advances outstanding for $141.5 million, with interest rates between 3.14% and 4.10% and maturities between November 2026 and February 2029. Total fixed rate advances outstanding were $55.0 million, with an interest rate of 4.04% and a maturity in October 2026. Advances from the FHLB are collateralized by residential real estate loans and commercial real estate loans. The Bank’s maximum borrowing capacity is limited to 35% of total assets, subject to certain collateral requirements. Required investment in FHLB stock is $4.50 for every $100 in advances thereafter.

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. The Company pledges securities as collateral for the repurchase agreements. Refer to Note 4—Securities for additional discussion.

In 2016, we entered into a $30.0 million revolving credit agreement with a correspondent bank. Through subsequent amendments, the revolving credit agreement was reduced to $15.0 million. The amended revolving line of credit bears interest at either the Secured Overnight Financing Rate ("SOFR") plus 205 basis points or Prime Rate minus 75 basis points, not to be less than 2.00%, based on the Company’s election, which is required to be communicated at least three business days prior to the commencement of an interest period. If the Company fails to provide timely notification, the interest rate will be Prime Rate minus 75 basis points. At September 30, 2026 and December 31, 2025, the line of credit had no outstanding balance.

On May 22, 2026, we entered into the Third Amendment to the Second Amended and Restated Term Loan and Revolving Credit Agreement with the lender, which was effective May 24, 2026, and provided for: (1) the renewal of the revolving line-of-credit facility of up to $15.0 million, and (2) extended its maturity date to May 23, 2027.

The following table presents short-term credit lines, subject to collateral requirements, available for use as of the dates presented:

	September 30,	December 31,
	2026	2025
Federal Home Loan Bank line	$3,258,029	$3,071,518
Federal Reserve Bank of Chicago discount window line	783,194	787,184
Available federal funds lines	135,000	135,000

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Note 13—Subordinated Notes and Junior Subordinated Debentures

Subordinated Notes

On August 7, 2025, the Company issued $75.0 million in aggregate principal amount of 6.875% fixed-to-floating rate subordinated notes that mature on August 15, 2035. The subordinated notes bear a fixed interest rate of 6.875% until August 15, 2030, and a floating interest rate equal to the then current three-month SOFR plus 322 basis points thereafter until maturity. The Company may, at its option, redeem the notes, in whole or in part, on a quarterly basis beginning on August 15, 2030, subject to obtaining the prior approval of the Federal Reserve to the extent such approval is then required. The transaction resulted in debt issuance costs of $1.1 million that will be amortized over 10 years. At September 30, 2026 and December 31, 2025, the liability outstanding relating to the subordinated notes issued on August 7, 2025, net of unamortized debt issuance costs, was $74.0 million and $73.9 million, respectively. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.

Junior Subordinated Debentures

Each of the junior subordinated debentures was issued to an underlying statutory trust (the "Trusts"), which issued trust preferred securities and used the proceeds from the issuance of the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the Trusts. The Trusts are not consolidated with the Company. Accordingly, the Company reports the subordinated debentures held by the Trusts as liabilities. The Company owns all of the common securities of each trust and pays interest each quarter. The junior subordinated debentures qualify, and are treated as, Tier 1 regulatory capital of the Company subject to regulatory limitations. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

As of the dates presented, the Company’s junior subordinated debentures by issuance were as follows:

		Aggregate Principal Amount
Name of Trust	Stated Maturity	September 30, 2026	December 31, 2025	Contractual Rate September 30, 2026	Interest Rate Spread(1)
Metropolitan Statutory Trust I(2)	March 17, 2034	$35,000	$35,000	7.03%	SOFR + spread adjustment + 2.79%
First Evanston Bancorp Trust I(3)	March 15, 2035	10,000	10,000	5.94%	SOFR + spread adjustment + 1.78%
AmeriMark Capital Trust I(4)	April 23, 2034	5,000	5,000	6.76%	SOFR + spread adjustment + 2.75%
Inland Bancorp Trust II(4)	September 15, 2035	10,000	10,000	5.76%	SOFR + spread adjustment + 1.60%
Inland Bancorp Trust III(4)	December 15, 2036	10,000	10,000	5.81%	SOFR + spread adjustment + 1.65%
Inland Bancorp Trust IV(4)	June 6, 2037	7,000	7,000	5.73%	SOFR + spread adjustment + 1.62%
Inland Bancorp Trust V(4)	September 15, 2037	10,000	10,000	5.58%	SOFR + spread adjustment + 1.42%
Total liability, at par		87,000	87,000
Discount		(14,984)	(15,591)
Total liability, at carrying value		$72,016	$71,409

(1) SOFR is three-month SOFR and the spread adjustment is 0.26161%.

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

The following table summarizes the contract or notional amount of outstanding loan and lease commitments at the dates presented:

	September 30, 2026			December 31, 2025
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$116,254	$2,116,767	$2,233,021	$132,976	$1,812,187	$1,945,163
Letters of credit	186	72,628	72,814	308	69,241	69,549
Total	$116,440	$2,189,395	$2,305,835	$133,284	$1,881,428	$2,014,712

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.90% to 15.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 4.00% to 17.00% and maturities up to 2055.

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

The Company’s methodology for pricing non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Company references a publicly issued bond by the same issuer if available as well as other additional key metrics to support credit worthiness. Typically, pricing for these types of bonds would require a higher yield than a similar rated bond from the same issuer. A reduction in price is applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one notch lower (i.e. a "AA" rating for a comparable bond would be reduced to "AA-" for the Company’s valuation). In 2026 and 2025, all of the ratings derived by the Company were "BBB-" or better with and without comparable bond proxies. All of the ratings of non-Agency backed bonds derived by the Company were investment grade. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined, the Company obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following tables summarize the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at the dates presented:

		Fair Value Measurements Using
September 30, 2026	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$162,472	$162,472	$—	$—
U.S. Government agencies	99,298	—	99,298	—
Obligations of states, municipalities, and political subdivisions	31,598	—	31,598	—
Mortgage-backed securities; residential
Agency	824,447	—	824,447	—
Non-Agency	121,515	—	121,515	—
Mortgage-backed securities; commercial
Agency	381,625	—	381,625	—
Corporate securities	19,074	—	19,074	—
Equity and other securities, at fair value	1,897	—	1,897	—
Servicing assets	19,242	—	—	19,242
Derivative assets	30,601	—	30,601	—
Financial liabilities
Derivative liabilities	20,044	—	20,044	—

		Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$29,890	$29,890	$—	$—
U.S. Government agencies	109,747	—	109,747	—
Obligations of states, municipalities, and political subdivisions	54,554	—	54,554	—
Mortgage-backed securities; residential
Agency	825,298	—	825,298	—
Non-Agency	127,731	—	127,731	—
Mortgage-backed securities; commercial
Agency	226,293	—	226,293	—
Corporate securities	29,433	—	29,433	—
Asset-backed securities	2,160	—	2,160	—
Equity and other securities, at fair value
Mutual funds	2,600	2,600	—	—
Equity securities	8,060	—	7,766	294
Servicing assets	19,234	—	—	19,234
Derivative assets	27,530	—	27,530	—
Financial liabilities
Derivative liabilities	13,642	—	13,642	—

The following table presents additional information about financial assets measured at fair value on recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2026	2025	2026	2025
	Investment Securities		Servicing Assets
Balance, beginning of period	$294	$288	$19,234	$18,952
Additions, net	—	—	4,787	4,562
Securities calls	(300)	—	—	—
Change in fair value	6	2	(4,779)	(4,495)
Balance, end of period	$—	$290	$19,242	$19,019

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The Company did not have any transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2026 and 2025. The Company's only level 3 investment was called during the nine months ended September 30, 2026.

The following table presents additional information about the unobservable inputs used in the fair value measurements on recurring basis that were categorized within Level 3 of the fair value hierarchy as of September 30, 2026:

Financial Instruments	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Range	Impact to Valuation from an Increased or Higher Input Value
Servicing assets	Discounted cash flow	Prepayment speeds	1.6% - 28.7%	17.5%	Decrease
Servicing assets	Discounted cash flow	Discount rate	0.0% - 41.5%	10.1%	Decrease
Servicing assets	Discounted cash flow	Expected weighted average loan life	0.0 - 7.6 years	3.5 years	Increase

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

Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following tables summarize the Company’s assets that were measured at fair value on a non-recurring basis, as of the dates presented:

		Fair Value Measurements Using
September 30, 2026	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$29,718	$—	$—	$29,718
Residential real estate	886	—	—	886
Construction, land development, and other land	1,377	—	—	1,377
Commercial and industrial	47,929	—	—	47,929
Assets held for sale	2,550	—	—	2,550
Other real estate owned	2,781	—	—	2,781

		Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Non-recurring
Individually evaluated loans
Commercial real estate	$40,910	$—	$—	$40,910
Residential real estate	292	—	—	292
Construction, land development, and other land	1,931	—	—	1,931
Commercial and industrial	29,523	—	—	29,523
Assets held for sale	1,829	—	—	1,829
Other real estate owned	3,394	—	—	3,394

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following methods and assumptions were used by the Company in estimating fair values of other assets and liabilities for disclosure purposes:

Cash and cash equivalents and interest-bearing deposits with other banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of financial instruments not carried at fair value and levels within the fair value hierarchy are as follows:

		September 30,		December 31,
	Fair Value	2026		2025
	Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	1	$54,221	$54,221	$60,184	$60,184
Interest-bearing deposits with other banks	2	164,454	164,454	88,911	88,911
Restricted stock	2	10,269	10,269	21,314	21,314
Loans held for sale	3	28,878	30,992	13,621	14,707
Loans and lease receivables, net (less individually evaluated loans at fair value)	3	7,268,567	7,162,053	7,327,878	7,215,821
Accrued interest receivable	3	39,205	39,205	39,818	39,818
Financial liabilities
Non-interest-bearing deposits	2	1,872,965	1,872,965	1,818,888	1,818,888
Interest-bearing deposits	2	6,166,145	6,163,857	5,828,555	5,826,774
Accrued interest payable	2	9,461	9,461	11,777	11,777
Federal Home Loan Bank advances	2	196,450	196,450	340,000	340,000
Securities sold under repurchase agreement	2	76,179	76,179	79,598	79,598
Subordinated notes	2	73,995	72,586	73,940	77,027
Junior subordinated debentures	3	72,016	77,979	71,409	76,753

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

The following tables present the fair value of the Company’s derivative financial instruments and classification on the Condensed Consolidated Statements of Financial Condition as of the dates presented:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	$450,000	$8,247	$(1,055)	$650,000	$14,053	$—
Interest rate swaps designated as fair value hedges	100,000	3,200	—	100,000	—	(61)
Derivatives not designated as hedging instruments
Other interest rate derivatives	1,060,362	19,150	(18,986)	938,004	13,470	(13,569)
Other credit derivatives	36,902	4	(3)	15,491	7	(12)
Total derivatives	$1,647,264	$30,601	$(20,044)	$1,703,495	$27,530	$(13,642)

Interest rate swaps designated as cash flow hedges—Cash flow hedges of interest payments associated with certain financial instruments had notional amounts totaling $450.0 million and $650.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged transactions. As of September 30, 2026, the cash flow hedges aggregating $450.0 million in notional amounts are comprised of $300.0 million pay-fixed interest rate swaps associated with certain deposits and other borrowings, and $150.0 million receive-fixed interest rate swaps associated with certain variable rate loans. As of September 30, 2026, pay-fixed interest rate swaps are comprised of four effective hedges and the receive-fixed interest rate swaps are comprised of three effective hedges.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into interest income or expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income or expense as interest payments are made on the hedged instruments. Interest recorded on these swap transactions included $2.4 million and $3.5 million of interest income recorded for each of the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $10.7 million of interest income recorded during nine months ended September 30, 2026 and 2025, respectively. The interest is reported as a component of interest expense on deposits and other borrowings, and interest income on loans. As of September 30, 2026, the Company estimates $6.9 million of the net unrealized gain to be reclassified as a net decrease to interest expense during the next twelve months.

AOCI also includes the amortization of the remaining balance related to terminated interest rate swaps designated as cash flow hedges, which are over the original life of the cash flow hedge. In March 2023, the Company terminated interest rate swaps designated as cash flow hedges totaling $100.0 million, of which $50.0 million became effective in May 2023 and $50.0 million became effective in June 2023. The transaction resulted in a gain of $4.2 million, net of tax, which was the clean value at termination date and began amortizing as a decrease to interest expense on the effective dates. The remaining unamortized balance was $1.4 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively.

The following table reflects the cash flow hedges as of September 30, 2026:

Notional amounts	$450,000
Derivative assets fair value	8,247
Derivative liabilities fair value	1,055
Weighted average remaining maturity	1.0 year

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

Receive rates are determined at the time the swaps become effective. As of September 30, 2026, the weighted average pay rates of the four effective pay-fixed hedges for $300.0 million were 1.15% and the weighted average receive rates were 3.75%. As of September 30, 2026, the weighted average pay rates of the receive-fixed interest rate swaps of $150.0 million were 5.83% and the weighted average receive rates were 6.19%.

Interest rate swaps designated as fair value hedges—A fair value hedge associated with certain fixed-rate investment securities had notional amounts totaling $100.0 million as of September 30, 2026. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value of the derivatives hedging instrument with the fair value of the designated hedged securities.

The following table reflects the fair value hedge as of September 30, 2026:

Notional amounts	$100,000
Derivative assets fair value	3,200
Derivative liabilities fair value	—
Weighted average remaining maturity	2.5 years

At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios of available-for-sale securities assigned in this hedging relationship was $501.3 million and $552.5 million, respectively, and included a cumulative basis adjustment associated with this hedging relationship of $3.2 million loss and $98,000 gain, respectively. This represents the amount of fair value hedging adjustments included in the carrying amounts of fixed-rate investment securities designated in fair value hedging arrangement.

The following table reflects the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Condensed Consolidated Statements of Operations relating to the cash flow and fair value derivative instruments for the periods presented:

	Interest Rate Swaps
For the Three Months Ended September 30,	Amount of Gain (Loss) Recognized in OCI	Amount of Net Gain Reclassified from AOCI to Income as an Increase to Net Interest Income	Amount of Gain (Loss) Recognized in Other Non-Interest Income
2026	$(434)	$2,487	$—
2025	$527	$3,777	$—

For the Nine Months Ended September 30,
2026	$499	$7,931	$—
2025	$894	$11,242	$—

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

The total combined notional amount was $1.1 billion as of September 30, 2026 with maturities ranging from October 2026 to July 2036. The fair values of the interest rate derivative agreements are reflected in other assets and other liabilities with corresponding gains or losses reflected in non-interest income. During the three months ended September 30, 2026 and 2025, there were $851,000 and $360,000 of net transaction fees, included in other non-interest income, related to these derivative instruments. During the nine months ended September 30, 2026 and 2025, there were $1.7 million and $1.9 million of net transaction fees, respectively, included in other non-interest income, related to these derivative instruments.

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

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table reflects other interest rate derivatives as of September 30, 2026:

Notional amounts	$1,060,362
Derivative assets fair value	19,150
Derivative liabilities fair value	18,986
Weighted average pay rates	5.53%
Weighted average receive rates	6.75%
Weighted average remaining maturity	3.4 years

Other derivatives—The Company has entered into risk participation agreements with counterparty banks to assume a portion of the credit risk related to borrower transactions. As of September 30, 2026 and December 31, 2025, the notional amount of risk participated in was $23.9 million and $9.0 million, respectively, and the notional amount of risk participated out was $13.0 million and $6.5 million, respectively. The credit risk related to these other derivatives is managed through the Company’s loan underwriting process. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain customer foreign currency transactions. These transactions were not material to the consolidated financial statements as of September 30, 2026 and December 31, 2025. The fair values of the credit derivatives is reflected in accrued interest receivable and other assets and accrued interest payable and other liabilities with corresponding gains or losses reflected in non-interest income or other comprehensive income.

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

The following table reflects amounts included in non-interest income in the Condensed Consolidated Statements of Operations relating to derivative instruments that are not designated in a hedging relationship for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Other interest rate derivatives	$(218)	$(12)	$(262)	$269
Other credit derivatives	—	—	—	—
Total (increase) decrease to non-interest income	$(218)	$(12)	$(262)	$269

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative asset and liabilities on the Condensed Consolidated Statements of Financial Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates presented:

	September 30, 2026		December 31, 2025
	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Gross amounts recognized	$30,601	$(20,044)	$27,530	$(13,642)
Less: Amounts offset in the Condensed Consolidated Statements of Financial Condition	—	—	—	—
Net amount presented in the Condensed Consolidated Statements of Financial Condition	$30,601	$(20,044)	$27,530	$(13,642)
Gross amounts not offset in the Condensed Consolidated Statements of Financial Condition
Offsetting derivative positions	(1,102)	1,102	(4,856)	4,856
Collateral posted	(29,310)	—	(17,520)	—
Net credit exposure	$189	$(18,942)	$5,154	$(8,786)

As of September 30, 2026, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.0 million. If the Company had breached any of these provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at their termination value less offsetting positions of $1.1 million. For purposes of this disclosure, the amount of posted collateral by the Company and counterparties is limited to the amount offsetting the derivative asset and derivative liability.

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

In April 2026, the Company's Board of Directors adopted, and in June 2026, the Company's stockholders approved, the 2026 Omnibus Incentive Compensation Plan (the "2026 Omnibus Plan"). The 2026 Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other equity-based, equity-related or cash-based awards, and performance-based awards. A total of 1,697,594 shares of our common stock have been reserved for issuance under the 2026 Omnibus Plan. Upon approval of the 2026 Omnibus Plan, remaining shares eligible to be issued under the 2017 Omnibus Plan were canceled. As of September 30, 2026, there were 1,694,528 shares available for future grants under the 2026 Omnibus Plan.

The Company primarily grants time-based restricted share awards that vest over a one to four year period, subject to continued employment. The Company also grants performance-based restricted share awards. The number of shares which may be earned under the award is dependent upon the Company’s return on average assets, weighted equally over a three-year period and measured against a peer group consisting of publicly traded bank holding companies. Results will be measured cumulatively at the end of the three years. Any earned shares will vest on the third anniversary of the grant date.

During 2026, the Company granted 307,366 shares of restricted common stock, par value $0.01 per share. Of this total, 5,822 restricted shares will vest on the first anniversary of the grant date, 222,229 restricted shares will vest ratably over three years on each anniversary of the grant date, and 15,836 restricted shares will cliff vest on the third anniversary of the grant date, all subject to continued employment. The remaining 63,479 shares are performance-based restricted stock awards. The number of performance-based shares which may be earned under the award is dependent upon the Company’s total stockholder return and return on average assets, weighted equally, over a three-year period ending December 31, 2028, measured against the KBW Regional Bank Index. Results will be measured cumulatively at the end of the three years and any earned shares will vest on the third anniversary of the grant date.

The following table discloses the changes in restricted shares for the nine months ended September 30, 2026:

	Omnibus Plans
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance, January 1, 2026	744,038	$25.12
Granted	307,366	33.10
Incremental performance shares issued and vested	18,424
Vested	(374,045)	24.96
Forfeited	(8,507)	29.64
Ending balance outstanding at September 30, 2026	687,276	$28.73

A total of 374,045 restricted shares vested during the nine months ended September 30, 2026. A total of 336,592 restricted shares vested during the year ended December 31, 2025. The fair value of restricted shares that vested during the nine months ended September 30, 2026 was $12.4 million. The fair value of restricted shares that vested during the year ended December 31, 2025 was $9.6 million.

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

	Performance Based Grants
	2026	2025
Risk-free interest rate	3.47%	4.15%
Expected term	2.85 years	2.85 years
Expected stock price volatility	29.44% - 33.66%	30.01% - 34.52%
Weighted average grant date fair value	$32.97	$28.32

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following table summarizes restricted stock compensation expense for the periods presented:

	As of or For the Nine Months Ended September 30,
	2026	2025
Total share-based compensation - restricted stock	$6,916	$6,689
Income tax benefit	1,815	1,780
Unrecognized compensation expense	12,893	11,926
Weighted average remaining amortization period	1.9 years	1.9 years

The fair value of the unvested restricted stock awards at September 30, 2026 was $25.3 million.

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

The following table discloses the activity in shares subject to options under the FEB Plan and the weighted average exercise prices, in actual dollars, for the nine months ended September 30, 2026:

	FEB Plan
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Beginning balance, January 1, 2026	27,119	$12.70	$446	1.0
Exercised	(20,317)	$12.70	$479
Expired	—
Ending balance outstanding at September 30, 2026	6,802	$12.70	$164	0.2
Exercisable at September 30, 2026	6,802	$12.70	$164	0.2

Under the FEB plan, 20,317 options were exercised during the nine months ended September 30, 2026, with proceeds of $258,000 and a related tax benefit of $125,000. A total of 18,330 stock options were exercised under the FEB plan during the year ended December 31, 2025, with proceeds of $214,000 and a related tax benefit of $83,000.

Note 18—Earnings per Share

A reconciliation of the numerators and denominators for earnings per common share computations is presented below. Incremental shares represent outstanding stock options for which the exercise price is less than the average market price of the Company’s common stock during the periods presented. Options to purchase 6,802 and 33,637 shares of common stock were outstanding as of September 30, 2026 and 2025, respectively. There were 687,276 and 746,733 restricted stock awards outstanding at September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, there were no anti-dilutive weighted average shares outstanding.

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

The following represent the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$41,786	$37,200	$119,546	$95,530
Weighted-average common stock outstanding:
Weighted-average common stock outstanding (basic)	44,265,063	45,102,828	44,532,083	44,737,289
Incremental shares	276,898	269,774	240,395	241,029
Weighted-average common stock outstanding (dilutive)	44,541,961	45,372,602	44,772,478	44,978,318
Basic earnings per common share	$0.94	$0.82	$2.68	$2.14
Diluted earnings per common share	$0.94	$0.82	$2.67	$2.12

Note 19—Stockholders’ Equity

A summary of the Company’s preferred and common stock at the dates presented is as follows:

	September 30,	December 31,
	2026	2025
Preferred stock
Par value	$0.01	$0.01
Shares authorized	25,000,000	25,000,000
Shares issued	—	—
Shares outstanding	—	—
Common stock, voting
Par value	$0.01	$0.01
Shares authorized	150,000,000	150,000,000
Shares issued	47,835,067	47,871,512
Shares outstanding	44,674,518	45,545,928
Treasury shares	3,160,549	2,325,584

On December 5, 2024, we announced that our Board of Directors approved a stock repurchase program authorizing the purchase of up to an aggregate of 1,250,000 shares of our outstanding common stock. The program was in effect from January 1, 2025 until December 31, 2025. We purchased 7,424 and 577,023 shares with a cost of $193,000 and $14.0 million, respectively, under the stock repurchase program during the three and nine months ended September 30, 2025.

Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock. Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Condensed Consolidated Statements of Financial Condition.

On April 1, 2025, we issued 1,586,542 shares of our common stock in connection with the First Security acquisition. Please see Note 3—Acquisition of a Business for additional discussion.

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

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program authorizing the purchase of up to an aggregate of 2,250,000 shares of our outstanding common stock. The program is in effect from January 1, 2026 until December 31, 2026, unless terminated earlier. We repurchased 521,980 and 1,114,716 shares with a cost of $20.4 million and $39.3 million, respectively, under the stock repurchase program during the three and nine months ended September 30, 2026.

In August 2026 and included in the common shares repurchased during the three and nine months ended September 30, 2026, we purchased 300,000 shares of our common stock from our largest shareholder, MBG Investors I, LP, at a price per

BYLINE BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Table dollars in thousands, except share and per share data) (Unaudited)

share of $39.10, for an aggregate cost of $11.7 million. The repurchase was executed under our existing stock repurchase program in a privately negotiated transaction at a price equal to the five-day average closing price for our common stock on the New York Stock Exchange for the period from July 27, 2026 through July 31, 2026. The transaction was approved by the Audit Committee in accordance with our Related Party Transaction Policy.

For the three months ended September 30, 2026 and 2025, cash dividends were declared and paid to stockholders of record of our common stock of $0.14 and $0.10 per share, respectively. For the nine months ended September 30, 2026 and 2025, cash dividends were declared and paid to stockholders of record of our common stock of $0.38 and $0.30 per share, respectively.

On October 6, 2026, our Board of Directors declared a cash dividend of $0.14 per share payable on November 17, 2026, to stockholders of record of our common stock as of November 3, 2026.

Note 20—Consolidated Statements of Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the dates presented:

(dollars in thousands)	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2025	$16,353	$(106,592)	$(90,239)
Other comprehensive income (loss), net of tax	(2,401)	12,937	10,536
Balance, September 30, 2025	$13,952	$(93,655)	$(79,703)

Balance, January 1, 2025	$21,595	$(135,282)	$(113,687)
Other comprehensive income (loss), net of tax	(7,643)	41,627	33,984
Balance, September 30, 2025	$13,952	$(93,655)	$(79,703)

Balance, June 30, 2026	$8,268	$(94,846)	$(86,578)
Other comprehensive loss, net of tax	(2,157)	(44,208)	(46,365)
Balance, September 30, 2026	$6,111	$(139,054)	$(132,943)

Balance, January 1, 2026	$11,600	$(84,675)	$(73,075)
Other comprehensive loss, net of tax	(5,489)	(54,379)	(59,868)
Balance, September 30, 2026	$6,111	$(139,054)	$(132,943)

Note 21—Segment Information

The Company has one reportable segment: banking operations. Loans and leases, securities, deposits, and non-interest income provide the revenues of the banking operation. Loan and lease products offered to customers generate a majority of the Company’s interest and fee income. Additionally, deposit products offered to customers generate fees and service charge income. Interest income earned from securities, and net gains on the sales of loans to third parties are other sources of revenue. Interest expense, provision for credit losses, salaries and employee benefits, and data processing provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Noncash items such as depreciation and amortization are also disclosed in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

The following is a summary of certain operating information as of the dates and periods presented:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income	$147,592	$148,626	$433,554	$428,020
Reconciliation of revenue:
Other noninterest income	17,332	15,845	46,746	45,175
Total consolidated revenue	164,924	164,471	480,300	473,195
Less:
Interest expense	43,916	48,736	129,179	143,927
Segment net interest income and noninterest income	121,008	115,735	351,121	329,268
Less:
Provision for credit losses	6,748	5,298	19,447	26,400
Salaries and employee benefits	39,069	37,492	110,970	111,563
Depreciation and amortization	2,534	3,126	7,867	9,144
Data processing	4,773	4,903	14,564	15,060
Other segment items(1)	13,424	14,997	40,067	40,782
Income tax expense	12,674	12,719	38,660	30,789
Segment net income	41,786	37,200	119,546	95,530
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$41,786	$37,200	$119,546	$95,530

Reconciliation of assets
Total assets for reportable segment	$9,898,780	$9,812,375	$9,898,780	$9,812,375
Adjustments and reconciling items	—	—	—	—
Total consolidated assets	$9,898,780	$9,812,375	$9,898,780	$9,812,375

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

Overview

Our Business

We are a bank holding company headquartered in Chicago, Illinois, and conduct all our business activities through our subsidiary, Byline Bank, a full service commercial bank, and Byline Bank’s subsidiaries. Through Byline Bank, we offer a broad range of banking products and services to small and medium sized businesses, commercial real estate and financial sponsors and to consumers who generally live or work near our branches. We also offer online account opening to consumer and business customers through our website and provide trust and wealth management services to our customers. In addition to our traditional commercial banking business, we provide small ticket equipment leasing solutions through Byline Financial Group, a wholly owned subsidiary of Byline Bank, headquartered in Bannockburn, Illinois, with sales offices in Illinois, and sales representatives in Illinois and California. We participate in U.S. government guaranteed lending programs and originate U.S. government guaranteed loans. Byline Bank is a leading originator of SBA loans and was the most active 7(a) lender in Illinois for the quarter ended September 30, 2026.

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

We reported consolidated net income of $41.8 million, or $0.94 per basic and diluted common share, for the three months ended September 30, 2026, compared to net income of $37.2 million, or $0.82 per basic and per diluted common share, for the three months ended September 30, 2025, an increase of $4.6 million, or 12.3%. The increase in net income was principally attributable to a $3.8 million increase in net interest income, a $1.5 million increase in non-interest income, and a $718,000 reduction in non-interest expense, partially offset by a $1.5 million increase to the provision for credit losses.

We reported consolidated net income of $119.5 million, or $2.68 per basic and $2.67 per diluted common share, for the nine months ended September 30, 2026, compared to net income of $95.5 million, or $2.14 per basic and $2.12 per diluted common share, for the nine months ended September 30, 2025, an increase of $24.0 million, or 25.1%. The increase in net income was principally attributable to a $20.3 million increase in net interest income and a $7.0 million decrease in the provision for credit losses, partially offset by a $7.9 million increase to provision for income taxes.

Dividends declared on common shares were $6.3 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. Dividends paid on common shares were $6.2 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively.

Dividends declared on common shares were $17.2 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. Dividends paid on common shares were $17.3 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Our results of operations for the three months ended September 30, 2026 and 2025 yielded an annualized return on average assets of 1.67% and 1.52%, and an annualized return on average stockholders’ equity of 12.34% and 12.21%, respectively. Our results of operations for the nine months ended September 30, 2026 and 2025 yielded an annualized return on average assets of 1.62% and 1.34%, and an annualized return on average stockholders’ equity of 11.94% and 10.95%, respectively.

As of September 30, 2026, we had consolidated total assets of $9.9 billion, total gross loans and leases outstanding of $7.5 billion, total deposits of $8.0 billion, and total stockholders’ equity of $1.3 billion.

First Security Bancorp, Inc. Acquisition

On April 1, 2025, we completed our acquisition of First Security Bancorp, Inc. ("First Security") under the terms of a definitive merger agreement. Refer to Note 3—Acquisition of a Business for additional information.

Illinois State Bancorp, Inc. Acquisition

On October 6, 2026, we announced the execution of an Agreement and Plan of Merger in connection with a proposed acquisition of Illinois State Bancorp, Inc., an Illinois corporation ("Illinois State Bancorp"), and Illinois State Bancorp’s wholly owned bank subsidiaries, First Nations Bank and The Bank of Bourbonnais, both Illinois chartered banks. As of September 30, 2026, on a consolidated basis, Illinois State Bancorp reported $609.6 million in assets, $477.6 million of loans, and $500.2 million of deposits. Under the terms of the merger agreement, at the closing of the transaction, Byline will issue approximately 1.4 million shares of common stock and $28.9 million in cash to Illinois State Bancorp shareholders. In addition, Byline will pay approximately $5.1 million in cash in connection with the settlement of all outstanding stock options. Completion of the transaction is subject to regulatory approvals, the approval of Illinois State Bancorp's stockholders, and the satisfaction of certain other closing conditions. We expect the acquisition to close in the first quarter of 2027.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2026, which is included in this report, for a description of recent accounting pronouncements, including the effective dates of adoption and anticipated effects on our results of operations and financial condition.

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

Selected Financial Data

	As of or For the Three Months Ended		As of or For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Summary of Operations
Common Share Data
Basic earnings per common share	$0.94	$0.82	$2.68	$2.14
Diluted earnings per common share	$0.94	$0.82	$2.67	$2.12
Adjusted diluted earnings per share(1)(3)	$0.94	$0.83	$2.68	$2.23
Weighted-average common shares outstanding (basic)	44,265,063	45,102,828	44,532,083	44,737,289
Weighted-average common shares outstanding (diluted)	44,541,961	45,372,602	44,772,478	44,978,318
Common shares outstanding	44,674,518	45,859,977	44,674,518	45,859,977
Cash dividends per common share	$0.14	$0.10	$0.38	$0.30
Dividend payout ratio on common stock	14.89%	12.20%	14.23%	14.15%
Book value per common share	$28.55	$26.99	$28.55	$26.99
Tangible book value per common share(1)	$24.14	$22.58	$24.14	$22.58
Key Ratios and Performance Metrics (annualized where applicable)
Net interest margin	4.33%	4.27%	4.31%	4.18%
Net interest margin, fully taxable equivalent (1)(4)	4.33%	4.28%	4.32%	4.19%
Average cost of deposits	1.95%	2.16%	1.92%	2.24%
Efficiency ratio(2)	48.40%	51.00%	48.35%	52.37%
Adjusted efficiency ratio(1)(2)(3)	48.40%	50.27%	48.21%	50.44%
Non-interest income to total revenues(1)	14.32%	13.69%	13.31%	13.72%
Non-interest expense to average assets	2.39%	2.47%	2.35%	2.48%
Adjusted non-interest expense to average assets(1)(3)	2.39%	2.44%	2.34%	2.39%
Return on average stockholders' equity	12.34%	12.21%	11.94%	10.95%
Adjusted return on average stockholders' equity(1)(3)	12.34%	12.42%	11.98%	11.51%
Return on average assets	1.67%	1.52%	1.62%	1.34%
Adjusted return on average assets(1)(3)	1.67%	1.54%	1.62%	1.41%
Pre-tax pre-provision return on average assets(1)	2.45%	2.25%	2.41%	2.15%
Adjusted pre-tax pre-provision return on average assets(1)(3)	2.45%	2.29%	2.41%	2.24%
Return on average tangible common stockholders' equity(1)	14.78%	15.11%	14.35%	13.66%
Adjusted return on average tangible common stockholders' equity(1)(3)	14.78%	15.36%	14.39%	14.34%
Non-interest-bearing deposits to total deposits	23.30%	24.69%	23.30%	24.69%
Loans and leases held for sale and loans and leases held for investment to total deposits	93.17%	95.31%	93.17%	95.31%
Deposits to total liabilities	93.22%	91.29%	93.22%	91.29%
Deposits per branch	$182,707	$173,960	$182,707	$173,960
Asset Quality Ratios
Non-performing loans and leases to total loans and leases held for investment	1.14%	0.85%	1.14%	0.85%
Non-performing assets to total assets	0.89%	0.69%	0.89%	0.69%
ACL to total loans and leases held for investment, net before ACL	1.51%	1.42%	1.51%	1.42%
Net charge-offs to average total loans and leases held for investment, net before ACL - loans and leases	0.31%	0.38%	0.29%	0.40%
Capital Ratios
Common equity to total assets	12.88%	12.61%	12.88%	12.61%
Tangible common equity to tangible assets(1)	11.12%	10.78%	11.12%	10.78%
Leverage ratio	12.90%	12.20%	12.90%	12.20%
Common equity tier 1 capital ratio	13.29%	12.15%	13.29%	12.15%
Tier 1 capital ratio	14.27%	13.12%	14.27%	13.12%
Total capital ratio	16.37%	15.81%	16.37%	15.81%

(1) Represents a non-GAAP financial measure. See "Reconciliations of non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(2) Represents non-interest expense less amortization of intangible assets divided by net interest income and non-interest income.

(3) Calculation excludes merger-related expenses, secondary public offering of common stock expense, loss on extinguishment of debt, and impairment on assets held for sale.

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

We also recognize income from the accretable discounts associated with the purchase of interest-earning assets. Because of our recapitalization and acquisitions, we derive a portion of our interest income from the accretable discounts on purchased credit deteriorated and acquired non-credit-deteriorated loans. The accretion is generally recognized over the life of the loan and is impacted by changes in expected cash flows on the loan. This accretion will continue to have an impact on our net interest income as long as loans acquired with a discount at acquisition represent a portion of our interest-earning assets. As of September 30, 2026, purchased credit deteriorated loans accounted for under ASC Topic 326 represented 1.0% of our loan and lease portfolio compared to 1.4% at December 31, 2025.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate
ASSETS
Cash and cash equivalents	$211,540	$1,756	3.29%	$193,683	$1,878	3.84%
Loans and leases(1)	7,449,374	128,969	6.87%	7,355,958	132,401	7.14%
Taxable securities	1,729,277	16,236	3.72%	1,585,013	13,491	3.38%
Tax-exempt securities(2)	118,992	798	2.66%	153,424	1,084	2.80%
Total interest-earning assets	$9,509,183	$147,759	6.16%	$9,288,078	$148,854	6.36%
Allowance for credit losses - loans and leases	(114,389)			(109,877)
All other assets	528,742			538,719
TOTAL ASSETS	$9,923,536			$9,716,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$1,299,949	$7,470	2.28%	$834,763	$3,682	1.75%
Money market accounts	2,709,522	17,480	2.56%	2,986,541	23,468	3.12%
Savings	483,203	130	0.11%	495,506	136	0.11%
Time deposits	1,650,495	14,204	3.41%	1,654,056	15,571	3.73%
Total interest-bearing deposits	6,143,169	39,284	2.54%	5,970,866	42,857	2.85%
Other borrowings	283,922	1,750	2.45%	307,457	1,502	1.94%
Subordinated notes and debentures	145,898	2,882	7.84%	190,074	4,377	9.14%
Total borrowings	429,820	4,632	4.28%	497,531	5,879	4.69%
Total interest-bearing liabilities	$6,572,989	$43,916	2.65%	$6,468,397	$48,736	2.99%
Non-interest-bearing demand deposits	1,856,218			1,888,693
Other liabilities	150,967			151,540
Total stockholders’ equity	1,343,362			1,208,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,923,536			$9,716,920
Net interest spread(3)			3.51%			3.37%
Net interest income, fully taxable equivalent		$103,843			$100,118
Net interest margin, fully taxable equivalent(2)(4)			4.33%			4.28%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		167	0.00%		228	0.01%
Net interest income		$103,676			$99,890
Net interest margin(4)			4.33%			4.27%

Net loan accretion impact on margin		$1,534	0.06%		$2,528	0.11%

(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $2.7 million and $2.6 million for each of the three months ended September 30, 2026 and 2025, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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
(5)
Average balances are average daily balances.

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate	Average Balance(5)	Interest Inc / Exp	Avg. Yield / Rate
ASSETS
Cash and cash equivalents	$161,525	$3,881	3.21%	$170,671	$4,562	3.57%
Loans and leases(1)	7,463,751	382,443	6.85%	7,172,400	381,830	7.12%
Taxable securities	1,684,675	45,192	3.59%	1,598,868	39,042	3.26%
Tax-exempt securities(2)	128,460	2,579	2.68%	154,354	3,274	2.84%
Total interest-earning assets	$9,438,411	$434,095	6.15%	$9,096,293	$428,708	6.30%
Allowance for credit losses - loans and leases	(111,613)			(105,261)
All other assets	541,780			523,411
TOTAL ASSETS	$9,868,578			$9,514,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest checking	$1,087,621	$16,294	2.00%	$807,260	$10,495	1.74%
Money market accounts	2,844,190	55,461	2.61%	2,834,362	65,835	3.11%
Savings	487,754	387	0.11%	495,735	401	0.11%
Time deposits	1,609,644	40,764	3.39%	1,761,807	52,555	3.99%
Total interest-bearing deposits	6,029,209	112,906	2.50%	5,899,164	129,286	2.93%
Other borrowings	384,027	7,665	2.67%	314,726	4,733	2.01%
Federal funds purchased	495	16	4.27%	—	—	—
Subordinated notes and debentures	145,669	8,592	7.89%	160,254	9,908	8.27%
Total borrowings	530,191	16,273	4.10%	474,980	14,641	4.12%
Total interest-bearing liabilities	$6,559,400	$129,179	2.63%	$6,374,144	$143,927	3.02%
Non-interest-bearing demand deposits	1,813,501			1,807,804
Other liabilities	157,518			166,465
Total stockholders’ equity	1,338,159			1,166,030
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,868,578			$9,514,443
Net interest spread(3)			3.52%			3.28%
Net interest income, fully taxable equivalent		$304,916			$284,781
Net interest margin, fully taxable equivalent(2)(4)			4.32%			4.19%
Reconciliation to reported net interest income:
Less: Tax-equivalent adjustment		541	0.01%		688	0.01%
Net interest income		$304,375			$284,093
Net interest margin(4)			4.31%			4.18%

Net loan accretion impact on margin		$5,981	0.08%		$8,101	0.12%
(1)
Loan and lease balances are net of deferred origination fees and costs and initial direct costs. Fees included in loan and lease interest income were $7.4 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively. Non-accrual loans and leases are included in total loan and lease balances.
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

	Three Months Ended September 30, 2026
	Compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$147	$(269)	$(122)
Loans and leases(1)	1,574	(5,006)	(3,432)
Taxable securities	1,387	1,358	2,745
Tax-exempt securities(2)	(232)	(54)	(286)
Total interest income	$2,876	$(3,971)	$(1,095)
Interest expense
Deposits
Interest checking	$2,673	$1,115	$3,788
Money market accounts	(1,772)	(4,216)	(5,988)
Savings	(6)	—	(6)
Time deposits	(33)	(1,334)	(1,367)
Total interest-bearing deposits	862	(4,435)	(3,573)
Other borrowings	(144)	392	248
Subordinated notes and debentures	(872)	(623)	(1,495)
Total borrowings	(1,016)	(231)	(1,247)
Total interest expense	$(154)	$(4,666)	$(4,820)
Net interest income, fully taxable equivalent	$3,030	$695	$3,725

	Nine Months Ended September 30, 2026
	Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Cash and cash equivalents	$(221)	$(460)	$(681)
Loans and leases(1)	15,097	(14,484)	613
Taxable securities	2,204	3,946	6,150
Tax-exempt securities(2)	(510)	(185)	(695)
Total interest income	$16,570	$(11,183)	$5,387
Interest expense
Deposits
Interest checking	$4,229	$1,570	$5,799
Money market accounts	226	(10,600)	(10,374)
Savings	(14)	—	(14)
Time deposits	(3,885)	(7,906)	(11,791)
Total interest-bearing deposits	556	(16,936)	(16,380)
Other borrowings	1,378	1,554	2,932
Federal funds purchased	16	—	16
Subordinated notes and debentures	(860)	(456)	(1,316)
Total borrowings	534	1,098	1,632
Total interest expense	$1,090	$(15,838)	$(14,748)
Net interest income, fully taxable equivalent	$15,480	$4,655	$20,135
(1)
Includes loans and leases on non-accrual status.
(2)
Interest income and rates include the effects of a tax equivalent adjustment to adjust tax-exempt investment income on tax-exempt investment securities to a fully taxable basis, assuming a federal income tax rate of 21%.

Net interest income for the three months ended September 30, 2026 was $103.7 million compared to $99.9 million during the same period in 2025, an increase of $3.8 million, or 3.8%. Interest income decreased $1.0 million for the three months ended September 30, 2026 compared to the same period in 2025 primarily a result of lower yields on loans and leases. Interest expense decreased by $4.8 million for the three months ended September 30, 2026 compared to the same period in 2025 mostly due to lower rates paid on money market accounts and time deposits, as well as lower average balances on money market accounts.

Net interest income for the nine months ended September 30, 2026 was $304.4 million compared to $284.1 million during the same period in 2025, an increase of $20.3 million, or 7.1%. Interest income increased $5.5 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily from higher average loan and lease balances. Interest expense decreased by $14.7 million, or 10.2% for the nine months ended September 30, 2026 compared to the same period in 2025, mostly due to lower rates paid on interest-bearing deposits.

The net interest margin for the three months ended September 30, 2026 was 4.33%, an increase of six basis points compared to 4.27% for the three months ended September 30, 2025. The increase was primarily attributable to lower rates paid on interest-bearing deposits and borrowed funds, offset by lower yields on loans and leases. The net interest margin for the nine months ended September 30, 2026 was

4.31%, an increase of 13 basis points compared to 4.18% for the nine months ended September 30, 2025. The increase was primarily attributable to lower rates paid on interest-bearing deposits and higher yields on taxable securities, offset by lower yields on loans and leases.

Net loan accretion income was $1.5 million for the three months ended September 30, 2026 compared to $2.5 million for the three months ended September 30, 2025, a decrease of $994,000 mainly due to acquired loans renewed and reclassified as originated. Total net loan accretion on acquired loans contributed six basis points to the net interest margin for the three months ended September 30, 2026 compared to 11 basis points for the three months ended September 30, 2025. Net loan accretion income was $6.0 million for the nine months ended September 30, 2026 compared to $8.1 million for the nine months ended September 30, 2025, a decrease of $2.1 million due to acquired loans renewed and reclassified as originated. Total net loan accretion on acquired loans contributed eight basis points to the net interest margin for the nine months ended September 30, 2026 compared to 12 basis points for the nine months ended September 30, 2025. Estimated projected accretion income for the remaining periods as of September 30, 2026 is summarized as follows (dollars in thousands):

Estimated Projected Accretion(1)(2)
Remainder of 2026	$960
2027	2,760
2028	1,661
2029	1,154
2030	775
Thereafter	7,587
Total	$14,897

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

The provision for credit losses was $6.7 million for the three months ended September 30, 2026, compared to $5.3 million for the three months ended September 30, 2025, an increase of $1.5 million and is comprised of a provision for credit losses - loans and leases and a provision for credit losses - unfunded commitments. Provision for credit losses - loans and leases was $7.0 million for the three months ended September 30, 2026, and $5.1 million for the three months ended September 30, 2025, an increase of $1.9 million. The provision for credit losses - unfunded commitments was a recapture of $277,000 and a provision of $201,000 for the three months ended September 30, 2026 and 2025, respectively.

The provision for credit losses was $19.4 million for the nine months ended September 30, 2026, compared to $26.4 million for the nine months ended September 30, 2025, a decrease of $7.0 million. Provision for credit losses - loans and leases was $20.4 million for the nine months ended September 30, 2026, and $25.9 million for the nine months ended September 30, 2025, a decrease of $5.5 million. On April 1, 2025, a provision for credit losses of $864,000 was recorded on acquired non-credit-deteriorated loans related to the First Security acquisition. The provision for credit losses - unfunded commitments reflects a recapture of $1.0 million and a provision of $470,000 for the nine months ended September 30, 2026 and 2025, respectively.

Non-Interest Income

The following table presents the major components of non-interest income for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2026 Compared to 2025		YTD 2026 Compared to 2025
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
Fees and service charges on deposits	$2,925	$2,741	$8,697	$8,077	$184	6.7%	$620	7.7%
Loan servicing revenue	3,062	3,062	9,150	9,176	—	0.0%	(26)	(0.3)%
Loan servicing asset revaluation	(1,791)	(1,294)	(4,779)	(4,495)	(497)	38.3%	(284)	6.3%
ATM and interchange fees	1,289	1,015	3,597	3,108	274	27.0%	489	15.7%
Net realized gains (losses) on securities available-for-sale	—	—	21	(37)	—	NM	58	NM
Change in fair value of equity securities, net	218	(298)	(67)	596	516	NM	(663)	NM
Net gains on sales of loans	5,802	6,981	17,365	17,333	(1,179)	(16.9)%	32	0.2%
Wealth management and trust income	1,394	1,366	3,926	3,522	28	2.0%	404	11.5%
Other non-interest income	4,433	2,272	8,836	7,895	2,161	95.1%	941	11.9%
Total non-interest income	$17,332	$15,845	$46,746	$45,175	$1,487	9.4%	$1,571	3.5%

Fees and service charges on deposits represent amounts charged to customers for banking services, such as fees on deposit accounts, and include, but are not limited to, maintenance fees, insufficient fund fees, overdraft protection fees, wire transfer fees, treasury management fees, and other charges. Fees and service charges on deposits were $2.9 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $184,000 or 6.7%. Fees and service charges on deposits were $8.7 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $620,000 or 7.7%. The increases were primarily due to growth in deposits and increased fees.

While portions of the loans that we originate are sold and generate gains on sale revenue, servicing rights for the majority of loans that we sell are retained by us. In exchange for continuing to service loans that have been sold, we receive servicing revenue from a portion of the interest cash flow of the loan. We generated $3.1 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for the each of three months ended September 30, 2026 and 2025. We generated $9.2 million in loan servicing revenue on the sold portion of the U.S. government guaranteed loans for each of the nine months ended September 30, 2026 and 2025.

Loan servicing asset revaluation represents net changes in the fair value of our servicing assets. Loan servicing asset revaluation had a downward adjustment of $1.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, a change of $497,000, or 38.3%. Loan servicing asset revaluation had a downward adjustment of $4.8 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively, a change of $284,000, or 6.3%. Change in the revaluations were mainly due to changes in the servicing asset portfolio composition and higher prepayment speeds compared to the same period last year.

ATM and interchange fees were $1.3 million for the three months ended September 30, 2026 compared to $1.0 million for the three months ended September 30, 2025, an increase of $274,000 or 27.0%. ATM and interchange fees were $3.6 million for the nine months ended September 30, 2026 compared to $3.1 million for the nine months ended September 30, 2025, an increase of $489,000 or 15.7%. The increases were primarily due to higher interchange fees.

Net gains on sales of loans were $5.8 million for the three months ended September 30, 2026 compared to $7.0 million for the three months ended September 30, 2025, a decrease of $1.2 million or 16.9%. We sold $70.8 million of U.S. government guaranteed loans during the three months ended September 30, 2026 compared to $92.9 million during the three months ended September 30, 2025. Net gains on sales of loans were $17.4 million for the nine months ended September 30, 2026 compared to $17.3 million for the nine months ended September 30, 2025, an increase of $32,000. We sold $235.6 million of U.S. government guaranteed loans during the nine months ended September 30, 2026 compared to $236.1 million during the nine months ended September 30, 2025.

Wealth management and trust income represents fees charged to customers for investment, trust, or wealth management services and are primarily determined by total assets under administration. Wealth management and trust income was $1.4 million for each of the three months ended September 30, 2026 and 2025. Wealth management and trust income was $3.9 million for the nine months ended September 30, 2026 compared to $3.5 million for the nine months ended September 30, 2025, an increase of $404,000 or 11.5%. This increase was primarily attributable to higher average assets under administration during the nine months ended September 30, 2026. Assets under administration were $952.1 million and $807.2 million as of September 30, 2026 and 2025, respectively, an increase of $144.9 million or 18.0%. Assets under management were $1.1 billion and $857.4 million as of September 30, 2026 and 2025, respectively, an increase of $222.9 million or 26.0%.

Other non-interest income was $4.4 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025, an increase of $2.2 million or 95.1%. Other non-interest income was $8.8 million for the nine months ended September 30, 2026 compared to $7.9 million for the nine months ended September 30, 2025, an increase of $941,000 or 11.9%. These increases were primarily driven by increased swap income and higher income associated with bank owned life insurance.

Non-Interest Expense

The following table presents the major components of non-interest expense for periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD 2026 Compared to 2025		YTD 2026 Compared to 2025
	2026	2025	2026	2025	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$39,069	$37,492	$110,970	$111,563	$1,577	4.2%	$(593)	(0.5)%
Occupancy and equipment expense, net	3,872	4,531	12,382	14,122	(659)	(14.6)%	(1,740)	(12.3)%
Impairment charge on assets held for sale	—	—	496	—	—	NM	496	100.0%
Loan and lease related expenses	832	1,274	2,513	3,039	(442)	(34.7)%	(526)	(17.3)%
Legal, audit and other professional fees	3,578	3,876	10,053	11,970	(298)	(7.7)%	(1,917)	(16.0)%
Data processing	4,773	4,903	14,564	15,060	(130)	(2.6)%	(496)	(3.3)%
Net loss recognized on other real estate owned and other related expenses	93	617	1,040	615	(524)	(84.8)%	425	69.1%
Other intangible assets amortization expense	1,235	1,494	3,705	4,111	(259)	(17.4)%	(406)	(9.9)%
Other non-interest expense	6,348	6,331	17,745	16,069	17	0.2%	1,676	10.4%
Total non-interest expense	$59,800	$60,518	$173,468	$176,549	$(718)	(1.2)%	$(3,081)	(1.7)%

Salaries and employee benefits, the single largest component of our non-interest expense, totaled $39.1 million and $37.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $1.6 million, or 4.2%. This increase was primarily driven by higher incentive compensation, offset by lower health insurance costs. Salaries and employee benefits, totaled $111.0 million for the nine months ended September 30, 2026 compared to $111.6 million for the nine months ended September 30, 2025, a decrease of $593,000, or 0.5%. The decrease was primarily driven by merger-related expenses incurred during the nine months-ended September 30, 2025, and lower health insurance costs, offset by higher incentive compensation.

Occupancy and equipment expenses, net was $3.9 million for the three months ended September 30, 2026, compared to $4.5 million for the three months ended September 30, 2025, a decrease of $659,000 or 14.6%. Occupancy and equipment expenses, net was $12.4 million for the nine months ended September 30, 2026, compared to $14.1 million for the nine months ended September 30, 2025, a decrease of $1.7 million or 12.3%. The decreases in both periods were driven by lower software depreciation, building maintenance, and rent expense.

Loan and lease related expenses were $832,000 for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025, a decrease of $442,000, or 34.7%. The decrease was primarily attributable to lower taxes and insurance, and lower broker fees. Loan and lease related expenses were $2.5 million for the nine months ended September 30, 2026, compared to $3.0 million for the nine months ended September 30, 2025, a decrease of $526,000 or 17.3%. The decrease was primarily driven by lower fees related to government-guaranteed loans, lower taxes and insurance, and lower broker fees.

Legal, audit, and other professional fees were $3.6 million for the three months ended September 30, 2026 compared to $3.9 million for the three months ended September 30, 2025, a decrease of $298,000 or 7.7%. The decrease was principally driven by lower outside services. Legal, audit, and other professional fees were $10.1 million for the nine months ended September 30, 2026 compared to $12.0 million for the nine months ended September 30, 2025, a decrease of $1.9 million or 16.0%. The decrease was principally driven by lower outside services and merger-related expenses incurred during the nine months ended September 30, 2025.

Data processing was $4.8 million for the three months ended September 30, 2026 compared to $4.9 million for the three months ended September 30, 2025, a decrease of $130,000 or 2.6%. Data processing was $14.6 million for the nine months ended September 30, 2026, compared to $15.1 million for the nine months ended September 30, 2025, a decrease of $496,000 or 3.3%. The decrease was driven mainly by merger-related expenses incurred during the nine months ended September 30, 2025, offset slightly by increases in software related expenses during the nine months ended September 30, 2026.

Net loss recognized on other real estate owned and other related expenses was $93,000 for the three months ended September 30, 2026 compared to $617,000 for the three months ended September 30, 2025, a decrease of $524,000, or 84.8%. The decrease was primarily due to higher gain on sale of other real estate owned. Net loss recognized on other real estate owned and other related expenses was $1.0 million for the nine months ended September 30, 2026, compared to $615,000 for the nine months ended September 30, 2025, an increase of $425,000, or 69.1%. The increase was primarily due to higher write-downs.

Other non-interest expense was $6.3 million for both the three months ended September 30, 2026 and 2025. Other non-interest expense was $17.7 million for the nine months ended September 30, 2026, compared to $16.1 million for the nine months ended September 30, 2025, an increase of $1.7 million, or 10.4%. The increase for the nine month period was primarily driven by an impairment to securities taken during 2026.

Our efficiency ratio was 48.40% for the three months ended September 30, 2026 compared to 51.00% for the three months ended September 30, 2025. Our adjusted efficiency ratio was 48.40% for the three months ended September 30, 2026 compared to 50.27% for the three months ended September 30, 2025. Our efficiency ratio was 48.35% for the nine months ended September 30, 2026, compared to 52.37% for the nine months ended September 30, 2025. Our adjusted efficiency ratio was 48.21% for the nine months ended September 30, 2026, compared to 50.44% for the nine months ended September 30, 2025. The changes in our efficiency ratio were mainly driven by higher net interest income and lower non-interest expense.

Please refer to the "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Income Taxes

Our provision for income taxes for both the three months ended September 30, 2026 and 2025 totaled $12.7 million. Our effective tax rate was 23.3% for the three months ended September 30, 2026 and 25.5% for the three months ended September 30, 2025. For the three months ended September 30, 2026, we realized a discrete income tax benefit of $1.3 million related to the purchase of Clean Fuel Production Tax Credits, which reduced our provision for income taxes. There were no tax credits purchased or utilized during 2025. See Note 10 - Income Taxes of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2026, included in this report for additional information.

Our provision for income taxes for the nine months ended September 30, 2026 totaled $38.7 million compared to $30.8 million for the nine months ended September 30, 2025, an increase of $7.9 million or 25.6%. The increase in income tax expense was principally due higher net income before provision for income taxes. Our effective tax rate was 24.4% for both the nine months ended September 30, 2026 and 2025.

We expect our effective tax rate for 2026 to be approximately 25-26%.

Financial Condition

Condensed Consolidated Statements of Financial Condition Analysis

Our total assets increased by $246.1 million, or 2.5%, to $9.9 billion at September 30, 2026 compared to $9.7 billion at December 31, 2025. The increase in total assets was primarily due to an increase in securities available-for-sale of $234.9 million, or 16.7%.

Total liabilities increased by $238.8 million, or 2.8%, to $8.6 billion at September 30, 2026 compared to $8.4 billion at December 31, 2025. Total deposits increased by $391.7 million, or 5.1%, driven by growth in interest-bearing checking accounts and time deposits. Other borrowings decreased by $147.0 million, or 35.0%, mainly due to decreased FHLB advances.

Investment Portfolio

Our investment securities portfolio consists of securities classified as available-for-sale. There were no securities classified held-to-maturity or as trading in our investment portfolio as of September 30, 2026 or December 31, 2025. All available-for-sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. Securities available-for-sale consist primarily of residential mortgage-backed securities, commercial mortgage-backed securities and U.S. government agency securities.

Securities available-for-sale increased by $234.9 million, or 16.7%, from $1.4 billion at December 31, 2025 to $1.6 billion at September 30, 2026. The increase was primarily attributed to purchases of securities, mainly mortgage-backed securities.

The following table summarizes the fair value of the available-for-sale securities portfolio as of the dates presented (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. Treasury Notes	$163,912	$162,472	$29,655	$29,890
U.S. Government agencies	111,038	99,298	118,674	109,747
Obligations of states, municipalities, and political subdivisions	36,304	31,598	56,705	54,554
Residential mortgage-backed securities
Agency	925,600	824,447	881,735	825,298
Non-agency	144,826	121,515	143,372	127,731
Commercial mortgage-backed securities
Agency	426,746	381,625	253,758	226,293
Corporate securities	19,780	19,074	30,318	29,433
Asset-backed securities	—	—	2,159	2,160
Total available-for-sale	$1,828,206	$1,640,029	$1,516,376	$1,405,106

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2026, we evaluated the securities that had an unrealized loss for credit losses and determined there were none. There were 316 investment securities with unrealized losses at September 30, 2026. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Refer to Note 4—Securities for additional information.

The following table (dollars in thousands) sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of September 30, 2026
	Due in One Year or Less		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
Available-for-sale
U.S. Treasury Notes	$19,979	3.88%	$143,933	4.36%	$—	—	$—	—
U.S. government agencies	11,949	1.46%	74,239	1.55%	19,850	1.82%	5,000	3.36%
Obligations of states, municipalities, and political subdivisions	3,295	2.88%	2,892	3.44%	9,686	3.21%	20,431	2.56%
Residential mortgage- backed securities
Agency	4,046	1.73%	47,839	1.63%	187,214	1.61%	686,501	3.78%
Non-agency	—	—	—	—	—	—	144,826	3.08%
Commercial mortgage- backed securities
Agency	9,792	3.05%	67,740	3.46%	54,596	3.28%	294,618	3.74%
Corporate securities	2,503	3.06%	16,277	5.10%	1,000	3.50%	—	0.00%
Total available-for-sale	$51,564	2.89%	$352,920	3.25%	$272,346	2.03%	$1,151,376	3.66%
(1)
The weighted average yields are based on amortized cost.

Total non-taxable securities classified as obligations of states, municipalities and political subdivisions were $22.1 million at September 30, 2026, a decrease of $16.9 million from December 31, 2025.

There were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, with total outstanding balances greater than 10% of our stockholders’ equity as of September 30, 2026 or December 31, 2025.

Restricted Stock

As a member of the FHLB system, Byline Bank is required to maintain an investment in the capital stock of the FHLB. No market exists for this stock, and it has no quoted market value. The stock is redeemable at par by the FHLB and is, therefore, carried at cost. In addition, Byline Bank owns stock of Bankers’ Bank that was acquired as part of a bank acquisition. The stock is redeemable at par and carried at cost. As of September 30, 2026 and December 31, 2025, we held $10.3 million and $21.3 million, respectively, in FHLB and Bankers’ Bank stock. We evaluate impairment of our investment in FHLB and Bankers’ Bank based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We did not identify any indicators of impairment of FHLB and Bankers’ Bank stock as of September 30, 2026 and December 31, 2025.

Loan and Lease Portfolio

Lending-related income is the most important component of our net interest income and is the main driver of the results of our operations. Total loans and leases were $7.5 billion at September 30, 2026, a decrease of $47.9 million, or 0.6% from December 31, 2025. Originated loans and leases were $7.1 billion at September 30, 2026, an increase of $159.7 million, or 2.3%, compared to $6.9 billion at December 31, 2025. Purchased credit deteriorated loans and acquired non-credit-deteriorated loans and leases were $424.6 million at September 30, 2026, a decrease of $207.5 million, or 32.8%, compared to $632.1 million at December 31, 2025. The increase in our originated portfolio was primarily attributed to organic loan growth, and renewals of acquired loans and leases that are now reflected with originated loans. The decrease in the purchased credit deteriorated and acquired non-credit-deteriorated loan and lease portfolio was driven by renewals reflected in originated loans as well as resolutions.

We strive to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. Loans, excluding leases, are typically made to real estate, manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and operations. As of September 30, 2026, the loan portfolio included $415.1 million of unguaranteed 7(a) SBA and USDA loans with exposure to the following top three industries: 17.2% retail trade, 15.3% accommodation and food services, and 9.3% health care and social assistance. The following table shows our allocation of originated, purchased credit deteriorated and acquired non-credit-deteriorated loans and leases as of the dates presented (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Originated loans and leases
Commercial real estate	$2,390,641	32.0%	$2,338,109	31.1%
Residential real estate	638,538	8.6%	567,158	7.6%
Construction, land development, and other land	237,851	3.2%	360,003	4.8%
Commercial and industrial	3,070,144	41.1%	2,856,214	38.0%
Installment and other	4,324	0.1%	3,470	0.0%
Leasing financing receivables	695,456	9.3%	752,306	10.0%
Total originated loans and leases	$7,036,954	94.3%	$6,877,260	91.5%
Purchased credit deteriorated loans
Commercial real estate	$50,926	0.7%	$68,987	0.9%
Residential real estate	15,549	0.2%	20,788	0.3%
Construction, land development, and other land	2,689	0.0%	2,533	0.0%
Commercial and industrial	5,332	0.1%	12,570	0.2%
Installment and other	64	0.0%	73	0.0%
Total purchased credit deteriorated loans	$74,560	1.0%	$104,951	1.4%
Acquired non-credit-deteriorated loans and leases
Commercial real estate	$136,720	1.9%	$200,089	2.7%
Residential real estate	143,173	1.9%	169,478	2.3%
Construction, land development, and other land	—	—	45,542	0.6%
Commercial and industrial	67,086	0.9%	97,786	1.3%
Installment and other	3,024	0.0%	14,263	0.2%
Total acquired non-credit-deteriorated loans and leases	$350,003	4.7%	$527,158	7.1%
Total loans and leases	$7,461,517	100.0%	$7,509,369	100.0%
Allowance for credit losses - loans and leases	(113,040)		(108,834)
Total loans and leases, net of allowance for credit losses - loans and leases	$7,348,477		$7,400,535

Loans collateralized by real estate include: commercial real estate, residential real estate, and construction, land development, and other land. In the aggregate, loans collateralized by real estate comprised 48.5% and 50.3% of the total loan and lease portfolio at September 30, 2026 and December 31, 2025, respectively.

Commercial Real Estate Loans. Commercial real estate ("CRE") loans comprised the largest portion of the real estate loan portfolio as of September 30, 2026 and December 31, 2025 and totaled $2.6 billion, or 71.3% of real estate loans and 34.5% of the total loan and lease portfolio at September 30, 2026. At December 31, 2025, commercial real estate loans totaled $2.6 billion and comprised 69.1% of real estate loans and 34.7% of the total loan and lease portfolio. Acquired non-credit-deteriorated and purchased credit deteriorated CRE loans decreased from $269.1 million as of December 31, 2025 to $187.6 million as of September 30, 2026, a decrease of $81.5 million, or 30.3%.

As part of our risk assessment strategy, we strive to maintain a diversified commercial real estate portfolio, which is reviewed periodically by primary collateral type and geographic location. The following tables present details of our commercial real estate portfolio by collateral type and state (location of the property), as of the date presented:

	September 30, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by Collateral Type
Industrial/Warehouse	$722,582	9.7%	$431,091	5.8%	$1,153,673	15.5%
Retail/Restaurant	405,520	5.4%	227,603	3.1%	633,123	8.5%
Office	81,702	1.1%	137,885	1.8%	219,587	2.9%
Gas Stations	137,422	1.8%	5,473	0.1%	142,895	1.9%
Mixed Use	55,038	0.8%	61,725	0.8%	116,763	1.6%
Other(1)	207,526	2.8%	101,674	1.3%	309,200	4.1%
CRE, prior to deferred fees and costs	$1,609,790	21.6%	$965,451	12.9%	$2,575,241	34.5%
Net unamortized deferred fees and costs	3,528	0.0%	(482)	0.0%	3,046	0.0%
Total CRE	$1,613,318	21.6%	$964,969	12.9%	$2,578,287	34.5%

	September 30, 2026
	Owner Occupied Amount	Owner Occupied % of Total Loans and Leases	Non-Owner Occupied Amount	Non-Owner Occupied % of Total Loans and Leases	Total Amount	% of Total Loans and Leases
CRE by State
Illinois	$1,234,654	16.5%	$555,432	7.4%	$1,790,086	23.9%
Wisconsin	89,537	1.2%	57,647	0.8%	147,184	2.0%
California	34,356	0.5%	54,835	0.7%	89,191	1.2%
Florida	20,783	0.3%	58,544	0.8%	79,327	1.1%
New Jersey	11,311	0.2%	66,782	0.9%	78,093	1.1%
Indiana	49,604	0.7%	14,553	0.2%	64,157	0.9%
Michigan	38,149	0.5%	23,219	0.3%	61,368	0.8%
Texas	18,546	0.2%	27,333	0.4%	45,879	0.6%
North Carolina	4,468	0.1%	31,889	0.4%	36,357	0.5%
Arizona	21,713	0.3%	13,695	0.2%	35,408	0.5%
Ohio	762	0.0%	25,736	0.3%	26,498	0.3%
Tennessee	4,906	0.1%	18,700	0.3%	23,606	0.4%
All Others(2)	81,001	1.0%	17,086	0.2%	98,087	1.2%
CRE, prior to deferred fees and costs	$1,609,790	21.6%	$965,451	12.9%	$2,575,241	34.5%
Net unamortized deferred fees and costs	3,528	0.0%	(482)	0.0%	3,046	0.0%
Total CRE	$1,613,318	21.6%	$964,969	12.9%	$2,578,287	34.5%

(1) Represents collateral types that represent less than 1% of the total loan and lease portfolio.

(2) Represents states and territories with less than 1% of the CRE portfolio.

The composition of the commercial real estate loan portfolio remained stable at September 30, 2026 compared to December 31, 2025. Industrial/warehouse, retail/restaurant, and office remain the top three collateral types in the CRE portfolio, and represented 26.9% of total loans and leases held for investment at September 30, 2026 compared to 27.0% at December 31, 2025. CRE office represents 8.5% of our total CRE portfolio as of September 30, 2026, compared to 9.2% as of December 31, 2025. Geographically, CRE loans in Illinois were 23.9% of total loans and leases held for investment and represented 69.4% of total CRE loans at September 30, 2026, compared to 23.5% of total loans and leases held for investment and 67.6% of total CRE loans at December 31, 2025. CRE loans outside of Illinois comprised 10.6% of total loans and leases held for investment as of September 30, 2026, compared to 11.2% as of December 31, 2025.

Owner occupied CRE loans were $1.6 billion, or 21.6% of our loan and lease portfolio at September 30, 2026, compared to $1.5 billion, or 20.2% of our loan and lease portfolio at December 31, 2025, an increase of $91.7 million, or 6.0%. Non-owner occupied CRE loans were $965.5 million, or 12.9% of our loan and lease portfolio at September 30, 2026, compared to $1.1 billion, or 14.5% of our loan and lease portfolio at December 31, 2025, a decrease of $120.6 million, or 11.1%. Non-owner occupied CRE loans were 69.3% and 82.9% of Byline Bank's total capital, at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, CRE loan concentration, as defined in the Federal Register to include owner-occupied and non-owner occupied CRE loans, construction land development and other land loans, multifamily property loans, and loans to finance CRE, construction and land development activities (that are not secured by real estate), as a percentage of Byline Bank's total capital were 239.7% and 268.3%, respectively. We have not experienced a significant portfolio concentration shift during the nine months ended September 30, 2026, nor have we changed our CRE underwriting standards.

Residential real estate loans. Residential real estate loans totaled $797.3 million at September 30, 2026 compared to $757.4 million at December 31, 2025, an increase of $39.8 million, or 5.3%. The residential real estate loan portfolio comprised 22.0% and 20.1% of real estate loans as of September 30, 2026 and December 31, 2025, respectively, and 10.7% and 10.2% of total loans and leases at September 30, 2026 and December 31, 2025, respectively. Purchased credit deteriorated and acquired non-credit-deteriorated residential real estate loans decreased from $190.3 million at December 31, 2025 to $158.7 million at September 30, 2026, a decrease of $31.5 million, or 16.6%. Multifamily real estate loans were $503.4 million and $476.1 million, or 36.2% and 36.4% of Byline Bank's total capital, at September 30, 2026 and December 31, 2025, respectively.

Construction, land development, and other land loans. Construction, land development, and other land loans totaled $240.5 million at September 30, 2026 compared to $408.1 million at December 31, 2025, a decrease of $167.5 million, or 41.1%. The construction, land development and other land loan portfolio comprised 6.7% and 10.8% of real estate loans at September 30, 2026 and December 31, 2025, respectively, and 3.2% and 5.4% of the total loan and lease portfolio at September 30, 2026 and December 31, 2025, respectively. The construction, land development and other land loan portfolio was 17.2% and 31.1% of Byline Bank's total capital, at September 30, 2026 and December 31, 2025, respectively.

Commercial and industrial loans. Commercial and industrial loans totaled $3.1 billion at September 30, 2026 and $3.0 billion at December 31, 2025, an increase of $176.0 million, or 5.9%. The commercial and industrial loan portfolio comprised 42.1% and 39.5% of the total loan and lease portfolio at September 30, 2026 and December 31, 2025, respectively. Included in the commercial and industrial loans is our sponsored finance portfolio, as of September 30, 2026 we had $818.4 million in sponsor finance loans outstanding to 73 portfolio companies. The commercial and industrial portfolio was 225.7% and 227.1% of Byline Bank's total capital, at September 30, 2026 and December 31, 2025, respectively.

Lease financing receivables. Lease financing receivables comprised 9.3% and 10.0% of the loan and lease portfolio at September 30, 2026 and December 31, 2025, respectively. Total lease financing receivables were $695.5 million and $752.3 million at September 30, 2026 and December 31, 2025, respectively, a decrease of $56.9 million, or 7.6%.

Loan and Lease Portfolio Maturities and Interest Rate Sensitivity

The following table shows our loan and lease portfolio by scheduled maturity at September 30, 2026 (dollars in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Originated loans and leases
Commercial real estate	$230,258	$319,854	$875,771	$521,785	$138,472	$148,013	$8,651	$147,837	$2,390,641
Residential real estate	51,063	74,827	146,190	200,352	26,679	83,491	47,494	8,442	638,538
Construction, land development, and other land	—	53,389	7,655	175,735	722	350	—	—	237,851
Commercial and industrial	139,944	710,524	404,250	1,299,936	164,706	316,750	27,811	6,223	3,070,144
Installment and other	1,488	—	2,306	530	—	—	—	—	4,324
Leasing financing receivables	43,530	—	625,637	—	26,289	—	—	—	695,456
Total originated loans and leases	$466,283	$1,158,594	$2,061,809	$2,198,338	$356,868	$548,604	$83,956	$162,502	$7,036,954
Purchased credit deteriorated loans
Commercial real estate	$13,346	$1,351	$18,876	$15,023	$84	$2,246	$—	$—	$50,926
Residential real estate	3,480	402	2,117	1,151	3,083	218	3,041	2,057	15,549
Construction, land development, and other land	—	2,689	—	—	—	—	—	—	2,689
Commercial and industrial	652	—	395	4,285	—	—	—	—	5,332
Installment and other	2	—	62	—	—	—	—	—	64
Total purchased credit deteriorated loans	$17,480	$4,442	$21,450	$20,459	$3,167	$2,464	$3,041	$2,057	$74,560
Acquired non-credit- deteriorated loans and leases
Commercial real estate	$53,706	$182	$38,624	$19,066	$2,720	$19,995	$1,926	$501	$136,720
Residential real estate	15,368	711	19,058	4,600	4,154	4,626	3,640	91,016	143,173
Commercial and industrial	3,916	290	27,819	4,251	28,229	2,581	—	—	67,086
Installment and other	11	1,675	—	1,338	—	—	—	—	3,024
Total acquired non-credit- deteriorated loans and leases	$73,001	$2,858	$85,501	$29,255	$35,103	$27,202	$5,566	$91,517	$350,003
Total loans and leases	$556,764	$1,165,894	$2,168,760	$2,248,052	$395,138	$578,270	$92,563	$256,076	$7,461,517

At September 30, 2026, 43.1% of the loan and lease portfolio bears interest at fixed rates and 56.9% at floating rates. The expected life of our loan portfolio will differ from contractual maturities because borrowers may have the right to curtail or prepay their loans with or without penalties. As a portion of the portfolio is accounted for under ASC 326, the carrying value is affected by estimates and it is impracticable to allocate scheduled payments for those loans. Consequently, the tables presented include information limited to contractual maturities of the underlying loans

Allowance for Credit Losses - Loans and Leases

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

Total ACL was $113.0 million at September 30, 2026 compared to $108.8 million at December 31, 2025, an increase of $4.2 million or 3.9%. Total ACL to total loans and leases held for investment, net before ACL, was 1.51% and 1.45% of total loans and leases at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, approximately $38.0 million of the ACL was allocated to the unguaranteed portion of SBA 7(a) and USDA loans.

The following tables present an analysis of the allowance for credit losses - loans and leases for the periods presented (dollars in thousands):

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2026	$24,873	$2,606	$3,577	$72,304	$57	$8,444	$111,861
Recapture of PCD loans	(216)	(33)	(14)	(17)	(1)	—	(281)
Recapture of acquired non-credit-deteriorated loans	(157)	(56)	—	(109)	(11)	—	(333)
Provision/(recapture) of originated loans	(3,396)	(421)	(162)	10,779	(3)	842	7,639
Total provision/(recapture)	$(3,769)	$(510)	$(176)	$10,653	$(15)	$842	$7,025
Charge-offs of PCD loans	—	—	—	—	—	—	—
Charge-offs of acquired non-credit deteriorated loans	(27)	—	—	—	—	—	(27)
Charge-offs of originated loans	(1,853)	—	—	(4,211)	—	(942)	(7,006)
Total charge-offs	$(1,880)	$—	$—	$(4,211)	$—	$(942)	$(7,033)
Recoveries of PCD loans	—	—	—	5	—	—	5
Recoveries of acquired non-credit deteriorated loans	—	—	—	—	—	—	—
Recoveries of originated loans	862	7	—	278	—	35	1,182
Total recoveries	$862	$7	$—	$283	$—	$35	$1,187
Net (charge-offs) recoveries	(1,018)	7	—	(3,928)	—	(907)	(5,846)
Balance at September 30, 2026	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Ratio of net charge-offs to avg. loans outstanding during the quarter (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.05%	0.00%	0.00%	0.21%	0.00%	0.05%	0.31%
Total	0.05%	0.00%	0.00%	0.21%	0.00%	0.05%	0.31%

Balance at December 31, 2025	$27,001	$3,108	$4,702	$65,581	$92	$8,350	$108,834
Recapture of PCD loans	(830)	(98)	145	(114)	(1)	—	(898)
Recapture of acquired non-credit-deteriorated loans	(637)	(83)	(412)	(307)	(48)	—	(1,487)
Provision/(recapture) of originated loans	(3,806)	(845)	(1,036)	26,337	(1)	2,184	22,833
Total provision/(recapture)	$(5,273)	$(1,026)	$(1,303)	$25,916	$(50)	$2,184	$20,448
Charge-offs of PCD loans	—	—	—	—	—	—	—
Charge-offs of acquired non-credit deteriorated loans	(27)	—	—	—	—	—	(27)
Charge-offs of originated loans	(2,788)	—	—	(15,276)	—	(2,416)	(20,480)
Total charge-offs	$(2,815)	$—	$—	$(15,276)	$—	$(2,416)	$(20,507)
Recoveries of PCD loans	43	—	—	9	—	—	52
Recoveries of acquired non-credit deteriorated loans	12	—	—	29	—	—	41
Recoveries of originated loans	1,118	21	2	2,770	—	261	4,172
Total recoveries	$1,173	$21	$2	$2,808	$—	$261	$4,265
Net (charge-offs) recoveries	(1,642)	21	2	(12,468)	—	(2,155)	(16,242)
Balance at September 30, 2026	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Ratio of net charge-offs to avg. loans outstanding during the year (annualized)
PCD loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.03%	0.00%	0.00%	0.22%	0.00%	0.04%	0.29%
Total	0.03%	0.00%	0.00%	0.22%	0.00%	0.04%	0.29%

Ending ACL Balances
PCD loans	$600	$184	$1,312	$107	$—	$—	$2,203
Acquired non-credit-deteriorated loans	1,089	286	—	743	10	—	2,128
Originated loans	18,397	1,633	2,089	78,179	32	8,379	108,709
Balance at September 30, 2026	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Loans individually evaluated for impairment	$3,883	$59	$1,312	$28,766	$—	$—	$34,020
Loans collectively evaluated for impairment	16,203	2,044	2,089	50,263	42	8,379	79,020
Balance at September 30, 2026	$20,086	$2,103	$3,401	$79,029	$42	$8,379	$113,040
Loans and leases ending balance
Loans individually evaluated for impairment	$33,601	$945	$2,689	$76,695	$—	$—	$113,930
Loans collectively evaluated for impairment	2,544,686	796,315	237,851	3,065,867	7,412	695,456	7,347,587
Total loans and leases at September 30, 2026, gross	$2,578,287	$797,260	$240,540	$3,142,562	$7,412	$695,456	$7,461,517
Loans ending balance as a percentage of total loans, gross
Loans individually evaluated for impairment	0.45%	0.01%	0.04%	1.03%	0.00%	0.00%	1.53%
Loans collectively evaluated for impairment	34.11%	10.67%	3.18%	41.09%	0.10%	9.32%	98.47%
Total	34.56%	10.68%	3.22%	42.12%	0.10%	9.32%	100.00%

	Commercial Real Estate	Residential Real Estate	Construction, Land Development, and Other Land	Commercial and Industrial	Installment and Other	Lease Financing Receivables	Total
Balance at June 30, 2025	$31,149	$2,931	$3,584	$61,326	$176	$8,561	$107,727
Provision/(recapture) of PCD loans	(404)	(227)	8	(306)	—	—	(929)
Provision/(recapture) of acquired non-credit-deteriorated loans	40	(88)	(80)	(87)	(68)	—	(283)
Provision of originated loans	(356)	144	1,219	5,045	—	257	6,309
Total provision	$(720)	$(171)	$1,147	$4,652	$(68)	$257	$5,097
Charge-offs of PCD loans	—	—	—	—	—	—	—
Charge-offs of acquired non-credit-deteriorated loans	—	—	—	—	—	—	—
Charge-offs of originated loans and leases	(4,242)	—	—	(4,751)	(1)	(508)	(9,502)
Total charge-offs	$(4,242)	$—	$—	$(4,751)	$(1)	$(508)	$(9,502)
Recoveries of PCD loans	230	—	—	—	—	—	230
Recoveries of acquired non-credit-deteriorated loans	—	—	—	10	—	—	10
Recoveries of originated loans and leases	562	7	—	1,524	—	62	2,155
Total recoveries	$792	$7	$—	$1,534	$—	$62	$2,395
Net (charge-offs) recoveries	(3,450)	7	—	(3,217)	(1)	(446)	(7,107)
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ratio of net charge-offs to avg. loans outstanding during the quarter (annualized)
PCD loans	-0.01%	0.00%	0.00%	0.00%	0.00%	0.00%	-0.01%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.20%	0.00%	0.00%	0.17%	0.00%	0.02%	0.39%
Total	0.19%	0.00%	0.00%	0.17%	0.00%	0.02%	0.38%

Balance at December 31, 2024	$27,873	$2,920	$2,445	$56,589	$45	$8,116	$97,988
Adjustment for acquired PCD loans	1,503	144	1,152	407	—	—	3,206
Provision/(recapture) of PCD loans	(480)	(336)	13	(380)	—	—	(1,183)
Provision of acquired non-credit-deteriorated loans	253	(21)	72	64	79	—	447
Provision for originated loans	7,979	107	1,049	15,729	7	1,795	26,666
Total provision/(recapture)	$7,752	$(250)	$1,134	$15,413	$86	$1,795	$25,930
Charge-offs of PCD loans	(2,776)	—	—	—	—	—	(2,776)
Charge-offs of acquired non-credit deteriorated loans	(53)	—	—	(10)	(2)	—	(65)
Charge-offs of originated loans	(8,353)	(70)	—	(12,440)	(22)	(1,772)	(22,657)
Total charge-offs	$(11,182)	$(70)	$—	$(12,450)	$(24)	$(1,772)	$(25,498)
Recoveries of PCD loans	230	—	—	—	—	—	230
Recoveries of acquired non-credit-deteriorated loans	—	—	—	10	—	—	10
Recoveries of originated loans	803	23	—	2,792	—	233	3,851
Total recoveries	$1,033	$23	$—	$2,802	$—	$233	$4,091
Net (charge-offs) recoveries	(10,149)	(47)	—	(9,648)	(24)	(1,539)	(21,407)
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Ratio of net charge-offs to avg. loans and leases outstanding during the year (annualized)
PCD loans	0.05%	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%
Acquired non-credit-deteriorated loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Originated loans	0.14%	0.00%	0.00%	0.18%	0.00%	0.03%	0.35%
Total	0.19%	0.00%	0.00%	0.18%	0.00%	0.03%	0.40%

Ending ACL Balances
PCD loans	$1,854	$303	$1,168	$332	$1	$—	$3,658
Acquired non-credit-deteriorated loans	1,859	398	389	1,052	78	—	3,776
Originated loans	23,266	2,066	3,174	61,377	28	8,372	98,283
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717
Loans individually evaluated for impairment	$5,821	$179	$1,166	$12,685	$—	$—	$19,851
Loans collectively evaluated for impairment	21,158	2,588	3,565	50,076	107	8,372	85,866
Balance at September 30, 2025	$26,979	$2,767	$4,731	$62,761	$107	$8,372	$105,717

Loans and leases ending balance
Loans individually evaluated for impairment	$47,060	$1,421	$3,078	$40,245	$—	$—	$91,804
Loans collectively evaluated for impairment	2,475,086	754,520	461,960	2,890,209	16,645	750,531	7,348,951
Total loans and leases at September 30, 2025, gross	$2,522,146	$755,941	$465,038	$2,930,454	$16,645	$750,531	$7,440,755
Loans and leases ending balance as a percentage of total loans and leases, gross
Loans individually evaluated for impairment	0.63%	0.02%	0.04%	0.54%	0.00%	0.00%	1.23%
Loans collectively evaluated for impairment	33.26%	10.14%	6.21%	38.84%	0.22%	10.09%	98.77%
Total	33.90%	10.16%	6.25%	39.38%	0.22%	10.09%	100.00%

Non-Performing Assets

Non-performing loans and leases include loans and leases accounted for on a non-accrual basis. Non-performing assets consist of non-accrual loans and leases plus other real estate owned. Non-performing assets at September 30, 2026 and December 31, 2025 totaled $87.9 million and $74.7 million, with the increase driven mainly by increases to non-accrual loans and leases. The U.S. government guaranteed portion of non-performing loans totaled $9.7 million at September 30, 2026 and at December 31, 2025. At September 30, 2026, there were $544,000 of past due leases 90 days or more and accruing interest. There were no past due loans or leases 90 days or more and still accruing interest at December 31, 2025.

Total other real estate owned ("OREO") decreased from $3.4 million at December 31, 2025 to $2.8 million at September 30, 2026. The decrease in OREO resulted from sales and write-downs of OREO properties.

The following table sets forth the amounts of non-accrual loans and leases, non-performing assets, OREO, and past due loans and leases 90 days or more and accruing interest, at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2026	2025
Non-performing assets:
Non-accrual loans and leases(1)(2)	$85,077	$71,290
Other real estate owned	2,781	3,394
Total non-performing assets	$87,858	$74,684
Total non-performing loans and leases as a percentage of total loans and leases	1.14%	0.95%
Total non-accrual loans and leases as a percentage of total loans and leases	1.14%	0.95%
Total non-performing assets as a percentage of total assets	0.89%	0.77%
Allowance for credit losses - loans and leases, as a percentage of non-performing loans and leases	132.87%	152.66%
Allowance for credit losses - loans and leases, as a percentage of non-accrual loans and leases	132.87%	152.66%

Non-performing assets guaranteed by U.S. government:
Non-accrual loans guaranteed	$9,657	$9,716
Total non-performing loans and leases not guaranteed as a percentage of total loans and leases	1.01%	0.82%
Total non-accrual loans and leases not guaranteed as a percentage of total loans and leases	1.01%	0.82%
Total non-performing assets not guaranteed as a percentage of total assets	0.79%	0.67%

Past due loans and leases 90 days or more and accruing interest:
Past due leases 90 days or more and accruing interest	$544	$—
Total past due loans and leases 90 days or more and accruing as a percentage of total loans and leases	0.01%	—

(1)
Includes $876,000 and $2.2 million of non-accrual loan modifications at September 30, 2026 and December 31, 2025, respectively.
(2)
For the nine months ended September 30, 2026 and 2025, $5.4 million and $4.3 million in interest income would have been recorded had non-accrual loans been current.

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

Total deposits at September 30, 2026 were $8.0 billion, representing an increase of $391.7 million, or 5.1%, compared to $7.6 billion at December 31, 2025, driven by increases in interest-bearing checking and time deposits. Non-interest-bearing deposits were $1.9 billion, or 23.3% of total deposits, at September 30, 2026, an increase of $54.1 million, or 3.0%, compared to $1.8 billion at December 31, 2025, or 23.8% of total deposits. Core deposits were 85.9% and 87.0% of total deposits at September 30, 2026 and December 31, 2025, respectively.

The following table shows the average balance amounts and the average contractual rates paid on our deposits for the periods indicated (dollars in thousands):

	For Three Months Ended		For Three Months Ended
	September 30, 2026		September 30, 2025
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,856,218	0.00%	$1,888,693	0.00%
Interest-bearing checking accounts	1,299,949	2.28%	834,763	1.75%
Money market demand accounts	2,709,522	2.56%	2,986,541	3.12%
Other Savings	483,203	0.11%	495,506	0.11%
Time deposits (below $100,000)	543,094	3.25%	624,742	3.56%
Time deposits ($100,000 and above)	1,107,401	3.49%	1,029,314	3.84%
Total	$7,999,387	1.95%	$7,859,559	2.16%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing demand deposits	$1,813,501	0.00%	$1,807,804	0.00%
Interest checking	1,087,621	2.00%	807,260	1.74%
Money market accounts	2,844,190	2.61%	2,834,362	3.11%
Savings	487,754	0.11%	495,735	0.11%
Time deposits (below $100,000)	542,296	3.22%	715,682	3.88%
Time deposits ($100,000 and above)	1,067,348	3.47%	1,046,125	4.06%
Total	$7,842,710	1.92%	$7,706,968	2.24%

Our average cost of deposits was 1.95% during the three months ended September 30, 2026, compared to 2.16% for the three months ended September 30, 2025. Our average cost of deposits was 1.92% during the nine months ended September 30, 2026, compared to 2.24% for the nine months ended September 30, 2025. These decreases were principally attributed to lower rates paid on time deposits and money market accounts. The ratio of our average non-interest-bearing deposits to total average deposits was 23.2% during the three months ended September 30, 2026, compared to 24.0% during the three months ended September 30, 2025. The ratio of our average non-interest-bearing deposits to total average deposits ratios was 23.1% during the nine months ended September 30, 2026 compared to 23.5% during the nine months ended September 30, 2025.

We had $25.2 million in brokered time deposits at September 30, 2026 and $31.0 million at December 31, 2025, which represented 0.3% and 0.4% of total deposits, respectively.

The following table shows time deposits less than $250,000, and equal to or greater than $250,000, by the time remaining until maturity as of September 30, 2026, and the uninsured portion of each (dollars in thousands):

	Less than $250,000	$250,000 or Greater	Total	Uninsured Portion
Three months or less	$331,320	$141,384	$472,704	$60,000
Over three months through six months	253,774	116,250	370,024	30,772
Over six months through 12 months	533,276	202,683	735,959	67,902
Over 12 months	45,602	28,655	74,257	15,024
Total	$1,163,972	$488,972	$1,652,944	$173,698

Total estimated uninsured deposits were $2.8 billion and $2.7 billion as of September 30, 2026 and December 31, 2025.

Short Term and Long Term Borrowings

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. The Bank’s advances from the FHLB are collateralized by commercial, residential and multi-family real estate loans and securities. At September 30, 2026 and December 31, 2025, we had an available borrowing capacity from the FHLB of $3.3 billion and $3.0 billion, respectively, subject to the availability of collateral.

At September 30, 2026, the Company had $196.5 million of FHLB advances outstanding with maturities ranging from October 2026 to February 2029.

We have the capacity to borrow funds from the discount window of the Federal Reserve System. There were no borrowings outstanding under the FRB discount window line as of September 30, 2026 and December 31, 2025. We pledge loans as collateral for any borrowings under the FRB discount window.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Federal Reserve Bank discount window borrowing:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A
Federal Home Loan Bank advances:
Average balance outstanding	$304,942	$278,223
Maximum outstanding at any month-end period during the year	524,750	550,000
Balance outstanding at end of period	196,450	320,000
Weighted average interest rate during period(1)	2.58%	1.85%
Weighted average interest rate at end of period	3.96%	4.27%
Federal funds purchased:
Average balance outstanding	$495	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	4.27%	N/A
Weighted average interest rate at end of period	N/A	N/A
Term Loan:
Average balance outstanding	$—	$958
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	6.97%
Weighted average interest rate at end of period	N/A	N/A
Revolving Line of Credit:
Average balance outstanding	$—	$—
Maximum outstanding at any month-end period during the year	—	—
Balance outstanding at end of period	—	—
Weighted average interest rate during period	N/A	N/A
Weighted average interest rate at end of period	N/A	N/A

(1) Net of pay-fixed interest rate swaps designated as cash flow hedges. Refer to Note 16— Derivative Instruments and Hedge Activities of the notes to the unaudited Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information.

Customer Repurchase Agreements (Sweeps)

Securities sold under agreements to repurchase represent a demand deposit product offered to customers that sweep balances in excess of the Federal Deposit Insurance Corporation insurance limit into overnight repurchase agreements. We pledge securities as collateral for the repurchase agreements. Securities sold under agreements to repurchase decreased by $3.4 million, from $79.6 million at December 31, 2025 to $76.2 million at September 30, 2026.

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

As of September 30, 2026, Byline Bank had maximum borrowing capacity from the FHLB of $3.3 billion and $783.2 million from the FRB. As of September 30, 2026, Byline Bank had open FHLB advances of $196.5 million and open letters of credit of $7.6 million. Based on collateral, our available aggregate borrowing capacity at September 30, 2026 was $1.4 billion. In addition, Byline Bank had uncommitted federal funds lines available of $135.0 million at September 30, 2026.

As of December 31, 2025, Byline Bank had maximum borrowing capacity from the FHLB of $3.4 billion and $787.2 million from the FRB. As of December 31, 2025, Byline Bank had open FHLB advances of $340.0 million and open letters of credit of $9.3 million. Based on collateral and securities pledged, our available aggregate borrowing capacity at December 31, 2025 was $1.4 billion. In addition, Byline Bank had an uncommitted federal funds line available of $135.0 million at December 31, 2025.

The Company is currently party to a revolving credit agreement with a correspondent bank with availability of up to $15.0 million that matures on May 23, 2027. At September 30, 2026 and December 31, 2025, the line of credit had no outstanding balance. For additional information on the agreement see Note 12—Other Borrowings of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2026, included in this report.

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

Capital Resources

Stockholders’ equity at September 30, 2026 was $1.3 billion, an increase of $7.3 million, or 0.6%, compared to December 31, 2025. The increase was primarily driven by an increase in retained earnings, partially offset by an increase in the unrealized loss on available-for-sale securities and repurchases of common stock.

The Company and Byline Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Under applicable bank regulatory capital requirements, each of the Company and Byline Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Byline Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Byline Bank to maintain minimum amounts and ratios of Common Equity Tier 1 ("CET1") capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets, (referred to as the "leverage ratio"), as defined under these capital requirements.

As of September 30, 2026, Byline Bank exceeded all applicable regulatory capital requirements and was considered "well-capitalized". There have been no conditions or events since September 30, 2026 that management believes have changed Byline Bank’s classifications.

The regulatory capital ratios for the Company and Byline Bank to meet the minimum capital adequacy standards and for Byline Bank to be considered well capitalized under the prompt corrective action framework and the Company’s and Byline Bank’s actual capital amounts and ratios are set forth in the following tables as of the periods indicated (dollars in thousands):

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,455,324	16.37%	$711,364	8.00%	N/A	N/A
Bank	1,392,417	15.73%	708,207	8.00%	$885,259	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,269,146	14.27%	$533,523	6.00%	N/A	N/A
Bank	1,281,726	14.48%	531,155	6.00%	$708,207	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,182,146	13.29%	$400,142	4.50%	N/A	N/A
Bank	1,281,726	14.48%	398,367	4.50%	$575,418	6.50%
Tier 1 capital to average assets:
Company	$1,269,146	12.90%	$393,514	4.00%	N/A	N/A
Bank	1,281,726	13.06%	392,590	4.00%	$490,737	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets:
Company	$1,383,162	15.34%	$721,423	8.00%	N/A	N/A
Bank	1,308,893	14.57%	718,592	8.00%	$898,240	10.00%
Tier 1 capital to risk weighted assets:
Company	$1,198,860	13.29%	$541,067	6.00%	N/A	N/A
Bank	1,199,591	13.35%	538,944	6.00%	$718,592	8.00%
Common Equity Tier 1 (CET1) to risk weighted assets:
Company	$1,111,860	12.33%	$405,801	4.50%	N/A	N/A
Bank	1,199,591	13.35%	404,208	4.50%	$583,856	6.50%
Tier 1 capital to average assets:
Company	$1,198,860	12.53%	$382,841	4.00%	N/A	N/A
Bank	1,199,591	12.56%	382,056	4.00%	$477,569	5.00%

The Company and Byline Bank must maintain a capital conservation buffer consisting of CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Company and Byline Bank exceed the minimum capital requirement as of September 30, 2026.

Provisions of state and federal banking regulations may limit, by statute, the amount of dividends that may be paid to the Company by Byline Bank without prior approval of Byline Bank’s regulatory agencies. The Company is economically dependent on the cash dividends received from Byline Bank. These dividends represent the primary cash flow from operating activities used to service obligations. For the nine months ended September 30, 2026 the Company received $55.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note, junior subordinated debentures in connection with its trust preferred securities interest, principal and interest payments related to its term note and revolving line of credit, and to fund other Company-related activities. For the year ended December 31, 2025, the Company received $70.0 million in cash dividends from Byline Bank, in order to pay the required interest on its outstanding subordinated note and junior subordinated debentures in connection with its trust preferred securities interest, principal and interest on its term loan and revolving line of credit, and to fund other Company-related activities.

On December 11, 2025, we announced that our Board of Directors approved a new stock repurchase program. Refer to Note 19 for additional information.

On October 6, 2026, our Board of Directors declared a cash dividend of $0.14 per share payable on November 17, 2026, to stockholders of record of our common stock as of November 3, 2026.

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

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.90% to 15.00% and maturities up to 2048. Variable rate loan commitments have interest rates ranging from 4.00% to 17.00% and maturities up to 2055.

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

We enter into interest rate swaps that are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loans, money market accounts and variable rate borrowings. We also enter into interest rate swaps with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently entered into mirror-image derivatives with a third-party counterparty.

We recognize derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument. We record derivative assets and derivative liabilities on the Condensed Consolidated Statements of Financial Condition within accrued interest receivable and other assets, and accrued interest payable and other liabilities, respectively. Because the derivative assets and liabilities recorded on the balance sheet at September 30, 2026 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are listed in the table below (dollars in thousands):

	September 30, 2026
		Fair Value
	Notional	Asset	Liability
Interest rate swaps designated as cash flow hedges	$450,000	$8,247	$(1,055)
Interest rate swaps designated as fair value hedges	100,000	3,200	—
Other interest rate derivatives	1,060,362	19,150	(18,986)
Other credit derivatives	36,902	4	(3)

See Note 16 of our Unaudited Interim Condensed Consolidated Financial Statements as of September 30, 2026, included in this report, and Note 21 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on derivatives.

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

Reconciliations of Non-GAAP Financial Measures

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net income and earnings per share excluding significant items
Reported Net Income	$41,786	$37,200	$119,546	$95,530
Significant items:
Merger-related expense	—	—	—	5,087
Secondary public offering of common stock expenses	—	—	—	413
Loss on extinguishment of debt	—	843	—	843
Impairment charges on assets held for sale	—	—	496	—
Tax benefit	—	(221)	(130)	(1,472)
Adjusted Net Income	$41,786	$37,822	$119,912	$100,401
Reported Diluted Earnings per Share	$0.94	$0.82	$2.67	$2.12
Significant items:
Merger-related expense	—	—	—	0.11
Secondary public offering of common stock expenses	—	—	—	0.01
Loss on extinguishment of debt	—	0.02	—	0.02
Impairment charges on assets held for sale	—	—	0.01	—
Tax benefit	—	(0.01)	—	(0.03)
Adjusted Diluted Earnings per Share	$0.94	$0.83	$2.68	$2.23

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Adjusted non-interest expense:
Non-interest expense	$59,800	$60,518	$173,468	$176,549
Less: Merger-related expenses	—	—	—	5,087
Less: Secondary public offering of common stock expenses	—	—	—	413
Less: Loss on extinguishment of debt	—	843	—	843
Less: Impairment charges on assets held for sale	—	—	496	—
Adjusted non-interest expense	$59,800	$59,675	$172,972	$170,206
Adjusted non-interest expense excluding amortization of intangible assets:
Adjusted non-interest expense	$59,800	$59,675	$172,972	$170,206
Less: Amortization of intangible assets	1,235	1,494	3,705	4,111
Adjusted non-interest expense excluding amortization of intangible assets	$58,565	$58,181	$169,267	$166,095
Pre-tax pre-provision net income:
Pre-tax income	$54,460	$49,919	$158,206	$126,319
Add: Provision for credit losses	6,748	5,298	19,447	26,400
Pre-tax pre-provision net income	$61,208	$55,217	$177,653	$152,719
Adjusted pre-tax pre-provision net income:
Pre-tax pre-provision net income	$61,208	$55,217	$177,653	$152,719
Add: Merger-related expenses	—	—	—	5,087
Add: Secondary public offering of common stock expenses	—	—	—	413
Add: Loss on extinguishment of debt	—	843	—	843
Add: Impairment charges on assets held for sale	—	—	496	—
Adjusted pre-tax pre-provision net income	$61,208	$56,060	$178,149	$159,062
Taxable equivalent net interest income:
Net interest income	$103,676	$99,890	$304,375	$284,093
Add: Tax-equivalent adjustment	167	228	541	688
Net interest income, fully taxable equivalent	$103,843	$100,118	$304,916	$284,781
Total revenues:
Net interest income	$103,676	$99,890	$304,375	$284,093
Add: non-interest income	17,332	15,845	46,746	45,175
Total revenues	$121,008	$115,735	$351,121	$329,268
Tangible common stockholders' equity:
Total stockholders' equity	$1,275,242	$1,237,682	$1,275,242	$1,237,682
Less: Goodwill and other intangibles	196,815	202,014	196,815	202,014
Tangible common stockholders' equity	$1,078,427	$1,035,668	$1,078,427	$1,035,668
Tangible assets:
Total assets	$9,898,780	$9,812,375	$9,898,780	$9,812,375
Less: Goodwill and other intangibles	196,815	202,014	196,815	202,014
Tangible assets	$9,701,965	$9,610,361	$9,701,965	$9,610,361
Average tangible common stockholders' equity:
Average total stockholders' equity	$1,343,362	$1,208,290	$1,338,159	$1,166,030
Less: Average goodwill and other intangibles	197,424	202,723	198,656	201,354
Average tangible common stockholders' equity	$1,145,938	$1,005,567	$1,139,503	$964,676
Average tangible assets:
Average total assets	$9,923,536	$9,716,920	$9,868,578	$9,514,443
Less: Average goodwill and other intangibles	197,424	202,723	198,656	201,354
Average tangible assets	$9,726,112	$9,514,197	$9,669,922	$9,313,089
Tangible net income:
Net income	$41,786	$37,200	$119,546	$95,530
Add: After-tax intangible asset amortization	913	1,103	2,737	3,036
Tangible net income	$42,699	$38,303	$122,283	$98,566
Adjusted tangible net income:
Tangible net income	$42,699	$38,303	$122,283	$98,566
Add: Merger-related expenses	—	—	—	5,087
Add: Secondary public offering of common stock expenses	—	—	—	413
Add: Loss on extinguishment of debt	—	843	—	843
Add: Impairment charges on assets held for sale	—	—	496	—
Add: Tax benefit on significant items	—	(221)	(130)	(1,472)
Adjusted tangible net income	$42,699	$38,925	$122,649	$103,437

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Pre-tax pre-provision return on average assets:
Pre-tax pre-provision net income	$61,208	$55,217	$177,653	$152,719
Average total assets	9,923,536	9,716,920	9,868,578	9,514,443
Pre-tax pre-provision return on average assets	2.45%	2.25%	2.41%	2.15%
Adjusted pre-tax pre-provision return on average assets:
Adjusted pre-tax pre-provision net income	$61,208	$56,060	$178,149	$159,062
Average total assets	9,923,536	9,716,920	9,868,578	9,514,443
Adjusted pre-tax pre-provision return on average assets:	2.45%	2.29%	2.41%	2.24%
Net interest margin, fully taxable equivalent
Net interest income, fully taxable equivalent	$103,843	$100,118	$304,916	$284,781
Total average interest-earning assets	9,509,183	9,288,078	9,438,411	9,096,293
Net interest margin, fully taxable equivalent	4.33%	4.28%	4.32%	4.19%
Non-interest income to total revenues:
Non-interest income	$17,332	$15,845	$46,746	$45,175
Total revenues	121,008	115,735	351,121	329,268
Non-interest income to total revenues	14.32%	13.69%	13.31%	13.72%
Adjusted non-interest expense to average assets:
Adjusted non-interest expense	$59,800	$59,675	$172,972	$170,206
Average total assets	9,923,536	9,716,920	9,868,578	9,514,443
Adjusted non-interest expense to average assets	2.39%	2.44%	2.34%	2.39%
Adjusted efficiency ratio:
Adjusted non-interest expense excluding amortization of intangible assets	$58,565	$58,181	$169,267	$166,095
Total revenues	121,008	115,735	351,121	329,268
Adjusted efficiency ratio	48.40%	50.27%	48.21%	50.44%
Adjusted return on average assets:
Adjusted net income	$41,786	$37,822	$119,912	$100,401
Average total assets	9,923,536	9,716,920	9,868,578	9,514,443
Adjusted return on average assets	1.67%	1.54%	1.62%	1.41%
Adjusted return on average stockholders' equity:
Adjusted net income	$41,786	$37,822	$119,912	$100,401
Average stockholders' equity	1,343,362	1,208,290	1,338,159	1,166,030
Adjusted return on average stockholders' equity	12.34%	12.42%	11.98%	11.51%
Tangible common equity to tangible assets:
Tangible common equity	$1,078,427	$1,035,668	$1,078,427	$1,035,668
Tangible assets	9,701,965	9,610,361	9,701,965	9,610,361
Tangible common equity to tangible assets	11.12%	10.78%	11.12%	10.78%
Return on average tangible common stockholders' equity:
Tangible net income	$42,699	$38,303	$122,283	$98,566
Average tangible common stockholders' equity	1,145,938	1,005,567	1,139,503	964,676
Return on average tangible common stockholders' equity	14.78%	15.11%	14.35%	13.66%
Adjusted return on average tangible common stockholders' equity:
Adjusted tangible net income	$42,699	$38,925	$122,649	$103,437
Average tangible common stockholders' equity	1,145,938	1,005,567	1,139,503	964,676
Adjusted return on average tangible common stockholders' equity	14.78%	15.36%	14.39%	14.34%
Tangible book value per share:
Tangible common equity	$1,078,427	$1,035,668	$1,078,427	$1,035,668
Common shares outstanding	44,674,518	45,859,977	44,674,518	45,859,977
Tangible book value per share	$24.14	$22.58	$24.14	$22.58

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

We utilize interest rate derivatives to hedge our interest rate exposure on commercial loans when it meets our customers’ and Byline Bank’s needs. As of September 30, 2026, we had a notional amount of $1.6 billion of interest rate derivatives outstanding that includes customer derivatives and those on Byline Bank's balance sheet. The overall effectiveness of our hedging strategies is subject to market conditions, the quality of our execution, the accuracy of our valuation assumptions, the associated counterparty credit risk and changes in interest rates.

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

Potential changes to our net interest income and economic value of equity in hypothetical rising and declining interest rate scenarios calculated as of September 30, 2026 are presented below.

	Estimated Increase/Decrease in Net Interest Income(1)		Estimated Percentage Change in EVE
	Year ending September 30,		As of
Basis Point Change in Interest Rates	2027	2028	September 30, 2026
+300	11.0%	12.5%	(7.3)%
+200	8.8%	9.7%	(4.5)%
+100	4.4%	4.9%	(2.2)%
-100	(3.4)%	(4.0)%	2.3%
-200	(5.4)%	(6.7)%	4.2%
-300	(5.5)%	(7.9)%	5.0%

We also conduct NII simulations that incorporate a dynamic balance sheet and ramp rate shock scenarios. The balance sheet reflects management’s growth expectations, while interest rates are modeled using an implied forward yield curve, reflecting market expectations of future rate movements. Ramp rate shocks are applied gradually, shifting up or down by 1/12th of the total change each month over the first 12 months. Under these scenarios, a gradual 100 and 200 basis point downward ramp rate shock would decrease NII by 1.9% and 3.8%, respectively, over the next 12 months. Conversely, a gradual 100 and 200 basis point upward ramp rate shock would increase NII by 2.2% and 4.4%, respectively, over the same period.

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

Item 4. Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below includes information regarding purchases of our common stock during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities
				Maximum Number of
	Total	Average	Total Number of Shares	Shares that
	Number of	Price	Purchased as Part of a	May Yet Be
	Shares	Paid per	Publicly Announced	Purchased Under the
	Purchased(1)	Share	Plan or Program	Plan or Program
July 1 - July 31, 2026	13,523	$38.86	12,464	1,644,800
August 1 - August 31, 2026	364,428	38.98	364,260	1,280,540
September 1 - September 30, 2026	146,927	37.71	145,256	1,135,284
Total	524,878	$38.62	521,980
(1)
Includes 2,898 shares acquired pursuant to the Company’s 2026 Omnibus Incentive Compensation Plan. Under the terms of the compensation plan, we can accept previously owned shares of common stock to be surrendered to satisfy the exercise price of stock options, the settlement of restricted stock awards and tax withholding obligations upon vesting and/or exercise.

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
101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Condition; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements

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

Byline Bancorp, Inc.
Date: November 6, 2026	By:	/s/	Roberto R. Herencia
Roberto R. Herencia
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/	Thomas J. Bell III
Thomas J. Bell III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)